Form 10-Q
period 1995-01-31
GERBER SCIENTIFIC INC
filed 1995-02-22
CIK 41133

February 22, 1995





          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended January 31, 1995.

          This filing is being effected by direct transmission to the Commission's EDGAR System.

                                        Very truly yours,


                                        /s/ George M. Gentile


                                        George M. Gentile
                                        Senior Vice President, Finance

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549


                                        FORM 10-Q

               (MARK ONE) QUARTERLY REPORT /X/  OR TRANSITION REPORT /  /
                           PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934


        For the quarter ended
          January 31, 1995                            Commission File No. 1-5865



                                GERBER SCIENTIFIC, INC.
                ------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)




                  CONNECTICUT                                   06-0640743
        -------------------------------                      -------------------

        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)



          83 Gerber Road West, South Windsor, Connecticut             06074
        --------------------------------------------------         ----------
              (Address of principal executive offices)             (Zip Code)



        Registrant's Telephone Number, including area code       (203) 644-1551
                                                                ----------------


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes /X/.   No /  /.

        At January 31, 1995, 23,752,280 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                             Quarter Ended January 31, 1995



                                                                       PAGE


        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended January 31, 1995 and 1994                       1

                    Statement of Earnings for the nine months
                    ended January 31, 1995 and 1994                       2

                    Balance Sheet at January 31, 1995 and
                    April 30, 1994                                        3

                    Statement of Cash Flows for the nine months
                    ended January 31, 1995 and 1994                       4

                    Notes to Financial Statements                         5

                    Independent Auditors' Report                          9

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10


        Part II - Other Information

           Item 6.  Exhibits and Reports on Form 8-K                     14


        Signature                                                        15


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS

       ------------------------------------------------------------------------
                                                           In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended January 31,                    1995            1994
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $  71,599       $  54,357
          Service                                        11,211           9,418
                                                      ---------       ---------
                                                         82,810          63,775
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          38,036          28,813
          Cost of service                                 7,036           6,090
          Selling, general and administrative            25,648          20,349
          Research and development expenses               7,145           5,615
                                                      ---------       ---------
                                                         77,865          60,867

       Operating income                                   4,945           2,908

       Other income                                       1,625           6,663
       Interest expense                                     (91)            (87)
                                                      ---------       ---------
       Earnings before income taxes                       6,479           9,484

       Provision for income taxes                         1,700           3,500
                                                      ---------       ---------

       Net earnings                                   $   4,779       $   5,984
                                                      =========       =========

       Net earnings per common share                  $     .20       $     .25
                                                      =========       =========

       Dividends paid per common share                $     .08       $     .06
                                                      =========       =========
       Average common shares outstanding                 23,853          23,952
                                                      =========       =========


                                 See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                           In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Nine Months Ended January 31,                     1995            1994
       ------------------------------------------------------------------------
       Revenue:

          Product sales                               $ 195,515       $ 163,810
          Service                                        30,272          28,207
                                                      ---------       ---------
                                                        225,787         192,017
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                         106,305          87,464
          Cost of service                                19,689          18,940
          Selling, general and administrative            68,147          61,958
          Research and development expenses              19,079          17,058
                                                      ---------       ---------
                                                        213,220         185,420

       Operating income                                  12,567           6,597

       Other income                                       4,461           9,775
       Interest expense                                    (295)           (279)
                                                      ---------       ---------

       Earnings before income taxes                      16,733          16,093

       Provision for income taxes                         4,800           5,600
                                                      ---------       ---------
       Net earnings before cumulative effect
          of accounting change                           11,933          10,493

       Cumulative effect of accounting change                --             788
                                                      ---------       ---------
       Net earnings                                   $  11,933       $  11,281
                                                      =========       =========
       Net earnings per common share:

          Before cumulative effect of
            accounting change                         $     .50       $     .44
          Cumulative effect of accounting change             --             .03
                                                      ---------       ---------
          Net earnings per common share               $     .50       $     .47
                                                      =========       =========

       Dividends paid per common share                $     .22       $     .17
                                                      =========       =========
       Average common shares outstanding                 23,963          23,959
                                                      =========       =========

                                 See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET

       -------------------------------------------------------------------------
                                                             In Thousands
       -------------------------------------------------------------------------
                                                       January 31,    April 30,
                                                          1995          1994
       -------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    5,093    $   15,605
         Accounts receivable                               64,677        53,731
         Inventories                                       54,842        55,479
         Prepaid expenses                                  12,139         4,962
                                                       ----------    ----------
                                                          136,751       129,777
                                                       ----------    ----------
       Investments and long-term
         receivables                                       83,642        82,539
                                                       ----------    ----------

       Property, plant and equipment                       98,817       100,066
         Less accumulated depreciation                     49,155        52,586
                                                       ----------    ----------
                                                           49,662        47,480
                                                       ----------    ----------
       Intangible assets                                   44,973        32,443
         Less accumulated amortization                      8,076         7,181
                                                       ----------    ----------
                                                           36,897        25,262
                                                       ----------    ----------
       Other assets                                         2,187         1,385
                                                       ----------    ----------
                                                       $  309,139    $  286,443
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  12,513         9,875
         Accrued compensation and benefits                 10,126         7,765
         Other accrued liabilities                         27,694        17,838
         Deferred revenue                                   4,127         2,628
         Advances on sales contracts                        5,857         3,630
                                                       ----------    ----------
                                                           60,510        41,929
                                                       ----------    ----------
       Noncurrent Liabilities:
         Deferred income taxes                              9,995        11,913
         Long-term debt                                     7,579         7,724
         Other                                                 53            53
                                                       ----------    ----------
                                                           17,627        19,690
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,752,280 and 23,828,330 shares                23,752        23,828
         Paid-in capital                                   34,770        34,688
         Retained earnings                                172,344       166,771
         Cumulative translation component                     136          (463)
                                                       ----------    ----------
                                                          231,002       224,824
                                                       ----------    ----------
                                                       $  309,139    $  286,443
                                                       ==========    ==========

                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
       -----------------------------------------------------------------------
                                                               In Thousands
       Nine Months Ended January 31,                        1995        1994
       -----------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                    $  11,933   $  11,281
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   7,742       7,064
             Deferred income taxes                           2,762      (1,123)
             Gain from sale of investment in
               Boston Digital Corporation                       --        (435)
             Cumulative effect of accounting change             --        (788)
             Changes in operating accounts, net of
               effects from business acquisitions:
                 Accounts receivable                        (5,360)     (6,481)
                 Long-term receivables                        (460)        358
                 Inventories                                 2,689        (134)
                 Prepaid expenses                           (3,623)      1,337
                 Accounts payable and accrued expenses       3,007       1,976
                                                         ---------   ---------
       Provided by Operating Activities                     18,690      13,055
                                                         ---------   ---------
       Financing Activities
         Purchase of common stock                           (1,370)     (1,735)
         Repayments of long-term debt                         (645)       (144)
         Net short-term financing                           (2,755)         (2)
         Exercise of stock options                             254         712
         Dividends on common stock                          (5,238)     (4,044)
                                                         ---------   ---------
       (Used for) Financing Activities                      (9,754)     (5,213)
                                                         ---------   ---------
       Investing Activities
         Investment in long-term debt securities            (1,644)     (4,167)
         Business acquisitions                              (9,000)         --
         Proceeds from sale of investment in
           Boston Digital Corporation                            --      2,085
         Additions to property, plant and equipment         (7,871)     (2,791)
         Intangible and other assets                        (1,833)     (1,425)
         Other long-term investments                           900         298
                                                         ---------   ---------
       (Used for) Investing Activities                     (19,448)     (6,000)
                                                         ---------   ---------

       Increase (Decrease) in Cash and
         Short-Term Cash Investments                       (10,512)      1,842

       Cash and Short-Term Cash Investments,
         Beginning of Period                                15,605      17,307
                                                         ---------   ---------
       Cash and Short-Term Cash Investments,
         End of Period                                   $   5,093   $  19,149
                                                         =========   =========
                                  See Accompanying Notes

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Note 1

        The consolidated balance sheet at January 31, 1995, the consolidated statements of earnings for the three- and nine-month periods ended January 31, 1995 and 1994, and the consolidated statement of cash flows for the nine-month periods ended January 31, 1995 and 1994 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended January 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

        Note 2

        The classification of inventories was as follows (in thousands):

                                     January 31, 1995      April 30, 1994
                                     ----------------      --------------
              Raw materials and
                purchased parts          $  45,371            $  43,269

              Work in process                9,471               12,210
                                         ---------            ---------
                                         $  54,842            $  55,479
                                         =========            =========

        Note 3

        Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

        Note 4

        On March 1, 1994, Gerber Garment Technology, Inc. (GGT), a wholly owned subsidiary of the Company, purchased the business and certain assets and liabilities of Niebuhr Maskinfabrik A/S (Niebuhr) of Ikast, Denmark. The acqusition cost was approximately $1,000,000. Niebuhr manufactures and markets computer-automated fabric spreading and cutting room equipment used in the apparel and related industries. The acquisition was accomplished through a newly formed Danish subsidiary of GGT known as GGT-Niebuhr A/S, which will continue to manufacture, market, and support Niebuhr equipment.

        The acquisition was accounted for as a purchase, with the acquisition cost allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition cost over the fair values of the net assets acquired has been included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        the date of acquisition. The results of operations of GGT-Niebuhr A/S have been included in the Company's consolidated statement of earnings for the three- and nine-month periods ended January 31, 1995. The pro forma effect of the Niebuhr acquisition on the Company's prior results of operations was not significant.

        On September 1, 1994, GGT acquired the outstanding stock of Microdynamics, Inc. (Microdynamics) of Dallas, Texas, and subsequently merged that company into GGT. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product data management systems for the apparel, footwear, and other sewn goods industries. GGT will continue to develop, manufacture, market, and support the Microdynamics' product lines.

        Under terms of the acquisition agreement, the purchase price was $12,000,000 plus additional contingent cash consideration based on the earnings performance of a certain Microdynamics' product line over the three-year period following the date of acquisition. Approximately $7,700,000 of the $12,000,000 purchase price has been paid. The balance of $4,300,000 is contingently payable over the one-year period following the date of acquisition based on the results of an audit of Microdynamics' closing balance sheet and the realizability of certain acquired assets.

        The acquisition has been accounted for as a purchase and the results of Microdynamics' operations have been included in the Company's consolidated statement of earnings from September 1, 1994. The acquisition cost (which includes only the $7,700,000 of the purchase price paid to date) has been allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition cost over the fair values of the net assets acquired has been included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from the date of acquisition. Any contingent consideration that is subsequently payable will be recorded as additional acquisition cost at the time the contingency is resolved and the amount is determinable. Additional goodwill resulting from any contingency-related payment will be amortized over the remainder of the 20-year goodwill amortization period.

        The following pro forma combined results of operations for the nine-month periods ended January 31, 1995 and 1994 and the three months ended January 31, 1994 have been prepared as if the acquisition of Microdynamics occurred at the beginning of each of the respective fiscal years and give effect to estimated purchase accounting adjustments resulting from the acquisition. The pro forma information is presented on the assumption that the acquisition cost would have been the same at the beginning of each period and includes only the $7,700,000 of the purchase price that has been paid to date.

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                In Thousands
                                         (except per share amounts)
                                -----------------------------------------
                                 Nine months ended      Three months ended
                                     January 31             January 31
                                -------------------     ------------------
                                 1995        1994              1994
                                --------   --------           --------

           Sales                $233,512   $210,509            $70,713
           Net earnings           11,130     10,407              6,075
           Net earnings per
             common share            .46        .43                .25

        The pro forma financial information presented is not necessarily indicative of the results of operations that would have been achieved had the acquisition of Microdynamics actually been effective as of the beginning of each fiscal year or of future results of the combined companies.

        NOTE 5

        In the third quarter ended January 31, 1994, the Company received the proceeds of a U.S. District Court judgment in a patent infringement case brought against Lectra Systemes S.A. of France and its U.S. subsidiary. The judgment, net of the prior year's expenses associated with it, amounted to $5,675,000 and is included in earnings before income taxes for the third quarter and nine months ended January 31, 1994. After income taxes, this item amounted to approximately $3,400,000, or $.14 per share.

        NOTE 6

        Certain amounts in the January 31, 1995 financial statements have been reclassified to conform with this quarter's presentation.

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES




                With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 1995 and for the three- and nine-month periods  ended  January 31,  1995  and  1994,  KPMG  Peat
                Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 17, 1995 appearing on page
                9. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                              INDEPENDENT AUDITORS' REPORT


            To the Board of Directors and Shareholders of Gerber Scientific, Inc.


            We have made a review of the consolidated statement of earnings of Gerber Scientific, Inc. and subsidiaries for the three-month and nine-month periods ended January 31, 1995 and 1994, the consolidated statement of cash flows for the nine-month periods ended January 31, 1995 and 1994, and the consolidated balance sheet as of January 31, 1995 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 25, 1994 on the consolidated financial statements for the year ended April 30, 1994 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

            A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statement of earnings for the three-month and nine-month periods ended January 31, 1995 and 1994, the consolidated statement of cash flows for the nine-month periods ended January 31, 1995 and 1994, or the consolidated balance sheet as of January 31, 1995 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1994 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                       /s/ KPMG PEAT MARWICK LLP


            Hartford, Connecticut
            February 17, 1995

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          As of January 31, 1995 the Company's ratio of current assets to current liabilities was 2.3 to 1, compared with 3.1 to 1 at April 30, 1994. Net working capital decreased $11.6 million from the beginning of the current fiscal year to $76.2 million at January 31, 1995. The Company's liquidity as of January 31, 1995 remained high, with cash and short-term cash investments totalling $5.1 million and the Company's portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totalling $82.1 million.

          The decline in the Company's short-term cash and investments and in net working capital related primarily to the acquisition of two businesses, Niebuhr Maskinfabrik A/S (Niebuhr) and Microdynamics, Inc. (Microdynamics). The Company paid approximately $1.0 million for Niebuhr and repaid approximately $1.1 million of its bank debt subsequent to the acquisition. The Company has paid approximately $7.7 million for Microdynamics and repaid approximately $1.7 million of its debt. These amounts were funded from the Company's cash and short-term investments. The net working capital positions of the acquired businesses were substantially weaker than the Company's and, when combined with the payments described above, contributed to the lower consolidated working capital and current ratio at January 31, 1995.

          In connection with the acquisitions, the Company has recorded approximately $11.8 million in goodwill which is being amortized on a straight-line basis over 20 years. With regard to the Microdynamics acquisition, the Company is contingently liable to make up to $4.3 million in additional payments based upon the results of an audit of Microdynamics' closing balance sheet and the realizability of certain of the acquired assets. The acquisition agreement also provides for additional contingent cash consideration based on the earnings performance of a Microdynamics' product line over the three-year period following the acquisition. Any amounts due based upon the earnings-related contingency would be payable at the end of the three-year period. Any contingent amounts subsequently payable will be recorded as additional goodwill and amortized over the remainder of the 20 year amortization period.

          Operating activities provided $18.7 million in cash in the first nine months of the current fiscal year. In addition to the business acquisitions and repayment of the acquired companies' debt, the principal uses of cash were for additions to property, plant, and equipment ($7.9 million); for dividends on common stock ($5.2 million); for additional investment in municipal bonds ($1.6 million); and for open market purchases of common stock ($1.4 million).

          The Company's Board of Directors authorized an increase in the quarterly dividend to $.08 per share from $.06 per share beginning with the dividend paid in August, 1994. This action raised the quarterly dividend payout from approximately $1.4 million to $1.9 million.

          During this year's second quarter, the Company purchased 100,400 shares of its common stock in the open market at an average price of $13.59 per share. Under a current Board authorization, the Company may purchase up to 1,444,200 additional shares as, in the opinion of management, market conditions may warrant.

          The Company expects fiscal year 1995 capital expenditures will be in the range of $9-11 million and expects to continue to fund these additions with cash on hand and cash generated by operations. Expenditures for property, plant, and equipment are higher this year than originally anticipated due in part to facilities improvements to accommodate the acquired Niebuhr and Microdynamics operations.

          The Company's total debt was 3.4 percent of shareholders' equity at January 31, 1995, compared with 3.5 percent at April 30, 1994. The Company believes that its low debt-to-equity ratio is an important indicator of its ability to borrow funds should needs arise.

          RESULTS OF OPERATIONS

          For the third quarter and nine months ended January 31, 1995, combined sales and service revenue increased $19.0 million and $33.8 million, respectively, from the comparable periods of the prior year. These represented 29.8 percent and 17.6 percent increases, respectively. Both product sales and service revenue were higher in this year's third quarter and first nine months. In geographic terms, the Company's U.S. markets remained strong while its European markets have rebounded from the recessed levels of last year.

          The operations of the newly acquired businesses, Niebuhr and Microdynamics, added approximately $9.3 million and $13.6 million, respectively, to the Company's third quarter and nine-month revenue in the current year. Niebuhr is a Danish-based company that manufactures and markets computer-automated fabric spreading and cutting room equipment used primarily in the apparel industry. In its most recent year prior to acquisition, it had annual sales of approximately $5 million. Niebuhr's operations were included in the Company's results of operations for the full nine months ended January 31, 1995 and added approximately $3.2 million and $6.3 million, respectively, to the consolidated third quarter and nine-month sales.

          Microdynamics was a Texas-based company and a leading supplier of computer-aided design (CAD), graphic design, and product data management systems for the apparel, footwear, and sewn goods
          industry.   In its most recent year  prior to acquisition it had
          annual sales of approximately $25 million. Microdynamics was acquired September 1, 1994, and its operations were included in the Company's results of operations for only the five months ended

          January 31, 1995. Microdynamics added approximately $6.1 million and $7.3 million, respectively, to the consolidated third quarter and nine-month sales.

          Current year product sales of computer-controlled cutting and marker-making systems for the apparel and related industries continue to be stronger than the prior year. Sales in this product class have been enhanced by the new GERBERcutter S-3000, a compact, highly accurate mid-ply automated cutting system. Product sales this year were also strengthened by shipments of the Step One Blocking System, a new component in the Company's manufacturing systems for producing prescription eyeglass lenses. These improvements have been partially offset by lower shipments of computerized drafting systems. The higher service revenue in this year's third quarter and first nine months reflected the addition of Microdynamics' service business.

          Gross profit margins on product sales were slightly lower in this year's third quarter and first nine months than in the same periods of last year. The decrease in product margins reflected start-up costs on the first production runs of the GERBERcutter S-3000 and the Step One Blocking System. In addition, gross profit margins on product sales continue to be pressured by competitive pricing on computer-controlled cutting and marker-making systems, especially in European markets. Gross profit margins on service sales were higher this year as a result of the acquisition of Microdynamics' service business.

          Selling, general, and administrative expenses were higher in this year's third quarter and first nine months primarily due to the inclusion of the expenses of Niebuhr and Microdynamics and to higher marketing and post-sale expenses associated with the higher sales volume. However, as a percentage of revenue, SG&A expenses declined to 31 percent and 30.2 percent in this year's third quarter and first nine months compared with 31.9 percent and 32.3 percent in the corresponding periods of the prior year.

          The Company continued its long-standing commitment of resources to research and the development of new products. R&D expense of $7.1 million in this year's third quarter and $19.1 million in the first nine months represented 8.6 percent and 8.4 percent of the corresponding revenue compared with 8.8 percent and 8.9 percent, respectively, in the prior year. The higher dollar expenditures in the current year reflected primarily the additional R&D expenditures of Microdynamics and to a lesser extent Niebuhr.

          Other income in last year's third quarter and first nine months included the settlement of a judgment in the Company's favor in a patent infringement case. The judgment, net of the prior year's expenses associated with it, amounted to $5.7 million before income taxes and was included in other income in the consolidated statement of earnings. After income taxes, this item amounted to approximately $3.4 million, or $.14 per share.

          The effective rate for income taxes was 28.7 percent for the first nine months of this year compared with 34.8 percent for last year's first nine months and 32.2 percent for the full prior fiscal year. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily as a result of tax-exempt interest income, the tax benefits derived from the Company's Foreign Sales Corporation, and, in the current year, research and development tax credits.

          Net earnings for this year's third quarter were $4.8 million. This compares with $2.6 million in last year's third quarter excluding the $3.4 million gain from the patent litigation settlement. Net earnings including this item were $6.0 million in last year's third quarter. Earnings per share were $.20 in this year's third quarter compared with $.11 last year before the patent settlement and $.25 after the settlement.

          For the first nine months of this year, net earnings totalled $11.9 million compared with $7.1 million in the same period last year, excluding the effects of a change in accounting for income taxes and the patent litigation settlement noted above. Including these items, net earnings were $11.3 million in the first nine months of last year. Earnings per share were $.50 for the first nine months of this year compared with $.30 per share last year before the accounting change and patent litigation settlement and $.47 per share including these items.

                      PART II - OTHER INFORMATION



          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (11)  Statement regarding computation of per share earnings.

               (15)  Letter    regarding    unaudited   interim    financial
          information.


          (b)  Reports on Form 8-K

               No Form 8-K was filed during the quarter for which this report is filed.

                                      SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GERBER SCIENTIFIC, INC.
                                              -------------------------------
                                                       (Registrant)



        Dated:  February 21, 1995         By: /s/ George M. Gentile
               -------------------            -------------------------------
                                              Senior Vice President, Finance
                                              and Principal Financial Officer

                                    EXHIBIT INDEX



          Exhibit Index
             Number                  Exhibit                           Page
          -------------              -------                           ----

              11                  Statement Regarding Computation        20
                                  of Per Share Earnings*


              15                  Letter Regarding Unaudited Interim     21
                                  Financial Information*

              27                  Financial Data Schedule. *             22






          *Filed herewith

                                                        EXHIBIT NO. 11



                              GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                 COMPUTATION OF PER SHARE EARNINGS



                                             Three Months                 Nine Months
                                                Ended                        Ended
                                              January 31                  January 31
                                     ---------------------------   ---------------------------
                                         1995           1994           1995           1994
                                     ------------   ------------   ------------   ------------

   Net earnings before cumulative
     effect of accounting change     $  4,779,000   $  5,984,000   $ 11,933,000   $ 10,493,000

   Cumulative effect of accounting
     change                                    --             --             --        788,000
                                     ------------   ------------   ------------   ------------

   Net earnings                      $  4,779,000   $  5,984,000   $ 11,933,000   $ 11,281,000
                                     ============   ============   ============   ============


   Weighted average shares of
     common stock outstanding
     during the period                 23,751,749     23,764,044     23,809,037     23,792,137


   Common stock equivalents:

     Common stock attributable
     to stock options (treasury
     stock method)                        100,951        188,338        154,250        167,319
                                     ------------   ------------   ------------   ------------

   Average common shares
     outstanding                       23,852,700     23,952,382     23,963,287     23,959,456
                                     ============   ============   ============   ============

   Net earnings per common share:

     Before cumulative effect of
       accounting change             $        .20   $        .25   $        .50   $        .44

     Cumulative effect of
       accounting change                       --             --             --            .03
                                     ------------   ------------   ------------   ------------
     Net earnings per common share   $        .20   $        .25   $        .50   $        .47

                                     ============   ============   ============   ============

                                                             EXHIBIT NO. 15




          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                       Re:  Registration Statements on Form S-8
                            File No. 2-93695 and No. 33-58668

                            Registration Statement on Form S-3,
                            File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated February 17, 1995 related to our review of interim financial information.

          Pursuant to Rule 436(c) under the Securities Act, such reports are not considered a part of a Registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                        Very truly yours,


                                        /s/ KPMG PEAT MARWICK LLP




          Hartford, Connecticut
          February 17, 1995