Form 10-K405
period 1995-04-30
GERBER SCIENTIFIC INC
filed 1995-07-27
CIK 41133

July 27, 1995





          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, DC  20549

                            Re:  Gerber Scientific, Inc.
                                 Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1995.

          This filing is being effected by direct transmission to the Commission's EDGAR System.


                                        Very truly yours,


                                        /s/ George M. Gentile


                                        George M. Gentile
                                        Senior Vice President, Finance

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                      FORM 10-K

                   (Mark One) Annual Report / X / (Fee Required) or
                       Transition Report /  /  (No Fee Required)
                           Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

       For the Fiscal Year Ended April 30, 1995     Commission File No. 1-5865

                               GERBER SCIENTIFIC, INC.
                (Exact name of Registrant as specified in its charter)

                   Connecticut                             06-0640743
       -------------------------------          ----------------------------- --
      (State  or  other  jurisdiction  of       (I.R.S. EmployerIdentification
         incorporation or organization)                       Number)

                  83 Gerber Road West
                   South Windsor, CT                            06074
       ----------------------------------------              ----------
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (203) 644-1551
       =======================================================================
       Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
                 Title of each class                   on which registered
       --------------------------------------     ---------------------------
       Common Stock, par value $1.00 per share       New York Stock Exchange

       At June 30, 1995, 23,763,870 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $398,000,000. Excluded from this amount is voting stock having an aggregate market value of approximately $55,300,000 (representing 13.9% of the outstanding voting stock) which is owned by the Company's President and Chairman of the Board of Directors and his family, and by the other members of the Board of Directors, who are deemed affiliates for purposes of this computation.

       Securities registered pursuant to Section 12(g) of the Act:   None
       =======================================================================
       Indicate by check mark  if disclosure of delinquent filers  pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / X /.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes / X /  No /  /.


                         DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

            (1) 1995 Annual Meeting Proxy Statement (Parts I, III, and IV).

                               GERBER SCIENTIFIC, INC.

                                Index to Annual Report
                                     on Form 10-K
                              Year Ended April 30, 1995



        PART I                                                            PAGE

        Item  l.      Business  . . . . . . . . . . . . . . . . . . .       2
        Item  2.      Properties  . . . . . . . . . . . . . . . . . .       9
        Item  3.      Legal Proceedings . . . . . . . . . . . . . . .      10
        Item  4.      Submission of Matters to a Vote of Security
                      Holders . . . . . . . . . . . . . . . . . . . .      10
                      Executive Officers of the Registrant  . . . . .      10


        PART II

        Item  5.      Market for the Registrant's Common Equity
                      and Related Stockholder Matters . . . . . . . .      11
        Item  6.      Selected Financial Data . . . . . . . . . . . .      12
        Item  7.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .      13
        Item  8.      Financial Statements and Supplementary Data . .      20
        Item  9.      Changes in and Disagreements with Auditors
                      on Accounting and Financial Disclosure  . . . .      43


        PART III

        Item 10.      Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . . . .      44
        Item 11.      Executive Compensation  . . . . . . . . . . . .      45
        Item 12.      Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . . . .      45
        Item 13.      Certain Relationships and Related
                      Transactions  . . . . . . . . . . . . . . . . .      45


        PART IV

        Item 14.      Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K . . . . . . . . . . . . . .      46
                      Signatures  . . . . . . . . . . . . . . . . . .      48

                               GERBER SCIENTIFIC, INC.

           PART I

           ITEM 1.  BUSINESS.

           Gerber Scientific, Inc., a Connecticut corporation incorporated in 1948, is a holding company providing corporate management services and financial resources to its subsidiaries. As used herein, the term "Company" means Gerber Scientific, Inc. and, unless the context indicates otherwise, its subsidiaries. The Company designs, develops, manufactures, markets, and services computer-aided design and computer-aided manufacturing (CAD/CAM) systems to automate the design and production processes in a broad range of industries. The Company's principal manufacturing and administrative facilities are located in Connecticut.

           The Company conducts its business primarily through four wholly owned operating subsidiaries. Gerber Garment Technology, Inc.
           (GGT) designs, develops, manufactures, markets, and services computer-controlled systems for marker-making (nesting), spreading, cutting, and handling flexible materials, such as fabrics and composites, in the apparel, aerospace, automotive, furniture, and other industries. Gerber Scientific Products, Inc. (GSP) designs, develops, manufactures, markets, and services microprocessor- and PC-controlled production systems, software, and aftermarket supplies for the signmaking, graphic arts, and screenprinting industries. Gerber Systems Corporation (GSC) designs, develops, manufactures, markets, and services turnkey interactive imaging and inspection systems for the electronics, aerospace, automotive, and printing industries. Gerber Optical, Inc. designs, develops, manufactures, markets, and services computer-controlled production systems and aftermarket supplies for the ophthalmic lens manufacturing industry.

           The Company has foreign subsidiaries which provide marketing and field service support for the Company's products. These subsidiaries are located in Belgium, Germany, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, and Hong Kong. The Company also has a manufacturing facility in Denmark.

           As of April 30, 1995, the Company had approximately 1,700 regular, full-time employees.

           On March 1, 1994, the Company's GGT subsidiary purchased the business and certain assets and liabilities of Niebuhr Maskinfabrik A/S (Niebuhr) of Ikast, Denmark, for a total cost of approximately $1 million. Niebuhr manufactures and markets computer-automated fabric spreading equipment used in the apparel and related industries. The acquisition was accomplished through a newly formed Danish subsidiary of GGT known as GGT-Niebuhr A/S, which has continued to manufacture, market, and support Niebuhr equipment.

           On September 1, 1994, GGT acquired the outstanding stock of Microdynamics, Inc. (Microdynamics) of Dallas, Texas, and subsequently merged that company into GGT. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product management systems for the apparel, footwear, and other sewn goods industries. GGT has continued to develop, manufacture, market, and support the Microdynamics' product lines.

           Under terms of the acquisition agreement, the purchase price was $12 million plus additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the date of acquisition. Approximately $7.7 million of the $12 million purchase price has been paid. Of the balance, $4 million is contingently payable over the one-year period following the date of acquisition based on the results of an audit of Microdynamics' closing balance sheet and the realizability of certain acquired assets.

           In May 1993, Gerber Venture Capital Corporation (GVCC), a wholly owned subsidiary, sold its 21 percent ownership in Boston Digital Corporation of Milford, Massachusetts, which designed, developed, manufactured, and marketed a line of computer-controlled machining systems. The sale of GVCC's ownership interest was pursuant to a merger agreement between Boston Digital Corporation and Charterhouse Equity Partners, L.P.

           INFORMATION ABOUT INDUSTRY SEGMENTS

           The Company designs, develops, manufactures, markets, and services CAD/CAM factory automation systems for a wide range of industries, including apparel, automotive, aerospace, electronics, printing, optical, graphic arts, screenprinting, and signmaking. No other segment of the Company constituted 10 percent or more of revenue or net earnings in the Company's last three fiscal years.

           The Company's principal CAD/CAM products consist of the following: cutting, nesting, spreading, and material handling systems; microprocessor- and PC-controlled production systems; interactive imaging and inspection systems; and optical lens manufacturing systems. For each of the Company's last three fiscal years, the approximate percentage of consolidated sales and service revenue accounted for by these classes of products was as follows:
                                                   1993   1994   1995
                                                   ----   ----   ----
           Cutting, nesting, spreading, and
              material handling systems             55%    51%    57%
           Microprocessor- and PC-controlled
              production systems                    30%    33%    29%
           Interactive imaging and inspection
              systems                               11%    11%     8%
           Optical lens manufacturing systems        4%     5%     6%

           CAD/CAM  CUTTING, NESTING,  SPREADING,  AND  MATERIAL  HANDLING
           SYSTEMS

           The Company produces computer-controlled material spreading and cutting systems for the apparel, aerospace, automotive, and other sewn goods industries. Material spreading systems enhance cutting room efficiency by automating the preparation of multiple layers of material for the cutting table. The Company's GERBERcutters(R) are computer-controlled cutting systems which accurately cut parts out of single and multiple layers of flexible materials, such as textiles, vinyls, plastics, fiberglass, and advanced composite materials, quickly, efficiently, and with more precision than the traditional methods of hand cutting or die cutting.

           The Company also produces a line of computer-aided design, pattern-making, and marker-making systems. These systems automate the design, pattern-making, pattern-grading (sizing), and marker-making (nesting) functions to improve efficiency of material usage in the apparel, furniture, luggage, automotive, aerospace, sheet metal, composites, and other industries.

           The Company's GERBERmover(R) material handling systems are computerized unit production systems for the apparel and related industries. These systems use computerized instruction to move and control the work flow among sewing operators, thereby reducing in-process inventory as well as improving efficiency and quality.

           The Company also produces several related hardware and software products for the sewn goods industries. Among the software products is PDM (R), a product management system that provides a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process, along with production and quality requirements.

           CAD/CAM MICROPROCESSOR- AND PC-CONTROLLED PRODUCTION SYSTEMS

           The Company's microprocessor- and PC-controlled production equipment and software bring computer automation to the signmaking, screenprinting, and graphic arts industries. The Company produces a full range of automated lettering systems, software, scanners, digitizers, plotters, routers, and other output devices that permit the design and production of signs and graphic arts on adhesive-backed vinyls and other materials. The GERBER EDGE(TM), an output device for the sign, screenprinting, and graphics industries, creates continuous length, durable, professional-quality text and graphics, including complicated halftones, multiple colors, and process four color images directly on signmaking vinyl.

          ----------------
           (TM) and (R) represent trademarks and registered trademarks of the Company.

           The Company also sells aftermarket supplies to these industries, including a wide variety of adhesive-backed vinyls, translucent vinyl films, GERBER EDGE color cartridges, reflective sheeting, masking film, sandblast stencil, heat transfer flock, and specialty and screenprinting films.

           CAD/CAM INTERACTIVE IMAGING AND INSPECTION SYSTEMS

           The Company produces interactive computer-based photoplotting systems that automate the production of artwork, tooling, and documentation for printed circuit board (PCB) manufacturers. Photoplotters draw with a beam of light on photographic film or glass. They are used in the electronics industry for producing master artwork and associated manufacturing aids for PCBs, micropackaging of microchips and ultra-large scale integrated circuits, and for various other applications requiring accurate, high-quality graphic masters. The Company also produces automatic optical inspection systems which are used for quality control in PCB manufacturing. These systems perform an on-line defect analysis by comparing a PCB or its artwork master to the original computer-aided design database.

           The Company also produces laser imaging systems for the printing industry which are used to expose specialty printing plates, enabling direct computer-to-plate printing. This process eliminates the necessity to expose film in making a plate for the printing press. The result is the elimination of a number of steps in the printing process, providing cost savings and faster turnaround.

           The Company also produces computer-controlled drafting systems which automate the production of engineering drawings for the automotive, aerospace, shipbuilding, mapmaking, and other industries.

           CAD/CAM OPTICAL LENS MANUFACTURING SYSTEMS

           The Company produces innovative, high-technology system solutions used in the manufacture of prescription eyewear. The ophthalmic manufacturing systems offered by the Company replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels and increasing productivity. The Company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating, and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the Company's processing software. The markets for the Company's ophthalmic manufacturing systems include wholesale optical laboratories and optical superstores.

           RESEARCH AND DEVELOPMENT

           The Company continues to emphasize technological development with research and development programs designed to create new software
                                          5
           and hardware products, improve existing product lines, and modify existing products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 1993, 1994, and 1995 were $21,741,000, $22,339,000, and $26,009,000, respectively. The Company also received and expended approximately $578,000, $1,583,000, and $3,109,000 for the years ended April 30, 1993, 1994, and 1995, respectively, for customer-funded research and development projects.

           MARKETING

           Most of the Company's product sales are to end-users and are sold through the Company's direct sales force in the United States, subsidiaries in Europe, Canada, Mexico, Australia, New Zealand, and the Far East, and independent sales representatives and distributors in various parts of the world. The Company's microprocessor- and PC-controlled production systems are sold principally to independent distributors for resale by them. Domestic sales personnel are located in a number of cities, including Hartford, New York, Atlanta, Chicago, Dallas, and Los Angeles. The Company's foreign sales and service subsidiaries are located in Belgium, Germany, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, and Hong Kong. The Company's foreign subsidiaries act both as sales representatives on a commission basis and as distributors, depending upon the product line and the territory involved.

           RAW MATERIALS

           The Company purchases materials, such as computers, computer peripherals, electronic parts, hardware, and sheet metal from numerous suppliers. Many of these materials are incorporated directly into the Company's manufactured products, while others require additional processing. In some cases the Company uses only one source of supply for certain materials, but to date the Company has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays which might adversely affect the Company's business. The Company believes that, if required, it could develop alternative sources of supply for the materials which it uses.

           PATENTS AND TRADEMARKS

           The Company owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. The Company has pending lawsuits in the United States and elsewhere where the Company alleges that others are violating one or more of its patents. While the Company considers that such patents and patent applications as a group are important to its operations, it does not consider that any patent or group of them related to a specific product or system is of such importance that the loss or expiration thereof would have a materially adverse effect on its business considered as a whole.

           The Company believes that its success depends, to a significant extent, on the innovative skills, technical competence, and marketing abilities of its personnel.

           The Company also has registered trademarks for a number of its products. Trademarks do not expire when continued in use and properly protected.

           SEASONALITY

           No portion of the Company's business is subject to significant seasonal fluctuation.

           WORKING CAPITAL

           The Company's business generally does not require unusually large amounts of working capital. The Company receives advance payments and progress payments on customer orders for some of its products. The Company also sells certain of its products under leases which are financed by third-party financial institutions. These leases are generally for three- to five-year terms. The Company's recourse obligations for leases which are financed by third parties are secured and collateralized by the underlying equipment.

           CUSTOMERS

           The Company's customers are primarily end-users, except in the case of microprocessor- and PC-controlled signmaking systems, for which the Company's customers are primarily independent distributors. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 1993, 1994, or 1995. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's business.

           BACKLOG

           The Company's backlog of orders considered firm was approximately $53,800,000 at April 30, 1995, compared with $48,500,000 at April 30, 1994. Substantially all the backlog at April 30, 1995, is scheduled for delivery in fiscal 1996. The Company records as backlog firm orders from customers for delivery at specified dates. Historically, the Company has experienced few cancellations of orders.

           COMPETITION

           The Company competes in a variety of markets and with a variety of other companies. In certain of these markets, competitors are larger and have greater financial, marketing, and technological resources than the Company. In the markets the Company serves, the principal competitive factors are product performance, price, and company reputation.

           The Company believes that through its GERBERcutters and marker-making systems, it is the largest worldwide supplier to the apparel and allied industries of computer-controlled limp material cutting systems and pattern-making, grading, and nesting systems. There is worldwide competition in these markets, and in parts of Europe competing companies have become significant suppliers. Certain competitors have marketed cutting equipment which the Company believes may have infringed the Company's patents, and the Company has lawsuits pending against such competitors.

           In the marketplace for microprocessor- and PC-controlled signmaking, screenprinting, and graphic arts systems, the Company holds the predominant market position. The Company pioneered the development of these technologies, holding several key related patents. While there has been a significant increase in the number of competitors marketing software-only products, the Company believes that none have been able to match the product, marketing, and selling/distribution strengths offered by the Company.

           The Company believes that as to some types of computer-controlled drafting systems, it is the major supplier in the United States and one of the major suppliers in the world. The Company also produces laser imaging systems for the electronics and printing industries. There are significant competitors in the manufacture and sale of these types of laser imaging systems in the electronics marketplace. At the present time, the Company believes its direct computer-to-printing plate laser imaging system for the printing industry has taken a leading position. The Company anticipates that significant competition will emerge in this market. The Company's automated optical inspection equipment has significant competition from foreign manufacturers.

           The Company's ophthalmic manufacturing systems, used in the manufacture of eyeglass lenses, face entrenched competition. The Company believes that its leadership in technology has enabled it to become the major supplier of high-end lens surfacing systems and lens pattern cutting systems in the United States.

           The Company could be adversely affected if it were unable to respond with competitive products, in a timely manner, to pricing changes or significant new product announcements affecting its product lines.

           FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

           The financial information required by Item 1 relating to export sales is included in "Note 1 - Products and Operations" of "Notes to Consolidated Financial Statements" appearing on page 28.

           The approximate percentage of consolidated sales and service revenue from foreign (i.e., non-U.S.) customers for each of the last three fiscal years was as follows:

                                                   1993   1994    1995
                                                   ----   ----    ----

              Percentage of consolidated sales
                and service revenue from
                foreign customers                   48%    44%     48%

           The Company is subject to the usual risks involved in international sales, such as unfavorable economic or political conditions in foreign countries, restrictive trade policies imposed by foreign governments, restrictions on the transfer of funds, and foreign currency fluctuations. The Company's foreign product sales have generally been made in U.S. dollars, but for certain product lines and territories (principally
           Western  Europe),  the   Company  has  made   sales  in   local
           currencies. The Company has a program to hedge such sales through the use of forward exchange contracts.

           ITEM 2.  PROPERTIES.

           The  Company's  principal  operations  are   conducted  in  the
           following facilities:

                   Type of Facility                     Location
           --------------------------------        -----------------

           Manufacturing/office (O)                South Windsor, CT
                                                      (4 sites)
           Manufacturing/office (O)                Tolland, CT
           Manufacturing/office (O)                Manchester, CT
           Manufacturing/office (L)                Ikast, Denmark
           Service/office (O)                      Richardson, TX
           Warehouses/sales and service
             offices (L)                           Various
           -----------------------
           (O) Company owned
           (L) Leased

           Management believes that the Company's present facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

           The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $2,155,000 in the fiscal year ended April 30, 1995.

           The Company owns substantially all of the machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 1995 the aggregate rental under such leases was $547,000. The Company fully utilizes such machinery and equipment.
                                          9

           ITEM 3.  LEGAL PROCEEDINGS.

           Various lawsuits, claims, and governmental proceedings are pending against the Company. Certain of these matters relate to the Company's patents. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

           Other relevant information regarding legal proceedings is included in Part II, Item 8, Note 10, "Deferred Litigation Award," of the Notes to Consolidated Financial Statements appearing on page 32 of this Form 10-K.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 1995.

           EXECUTIVE OFFICERS OF THE REGISTRANT.

           Included in Part III, Item 10, "Directors and Executive Officers of the Registrant," appearing on page 44 of this Form 10-K.

           PART II

           ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The  Company's common  stock is  listed on  the New  York Stock
           Exchange under  the  symbol  "GRB."    Shareholders  of  record
           totaled 1,941 at April  30, 1995.   The other  information
           required by Item 5 is included in Part II, Item 8, Note 17, "Quarterly Results (Unaudited)" of the Notes to Consolidated Financial Statements appearing on page 42 of this Form 10-K.

     ITEM 6.  SELECTED FINANCIAL DATA.


     FIVE YEAR FINANCIAL SUMMARY                      GERBER SCIENTIFIC, INC.

     In thousands except
     per share amounts                 For years ended April 30
                          --------------------------------------------------  --

                             1995     1994       1993       1992       1991

     Sales and service
     revenue            $ 322,708  $ 260,734  $ 254,365  $ 249,978  $ 268,367

     Net earnings before
     accounting change
     and patent
     settlement 1,2        18,111     11,133      8,336      7,428      7,961

     Net earnings 1,2      18,111     15,321      8,336      7,428      7,961

     Net earnings per
     common share before
     accounting change
     and patent
     settlement 1,2           .76        .47        .35        .31        .34

     Net earnings per
     common share 1,2         .76        .64        .35        .31        .34

     Cash dividends per
     common share             .30        .23        .20        .20        .20

     Total assets         324,428    286,443    269,981    276,912    287,727

     Long-term debt         7,531      7,724      7,916      8,109      9,177

     Shareholders'
     equity             $ 237,302  $ 224,824  $ 215,460  $ 213,505  $ 209,994

     Weighted average
     common shares
     outstanding           23,950      23,967    23,918     23,909     23,639



     (1) Net earnings for the year ended April 30, 1994 included a $788,000 gain ($.03 per share) from adopting the method of accounting for income taxes required by Statement of Financial Accounting Standards No. 109.

     (2) In the year ended April 30, 1994, the Company received the proceeds of a final judgment in a U.S. patent infringement case brought against Lectra Systemes S.A. of France and its U.S. subsidiary. The judgment, net of the 1994 expenses associated with it and after income taxes, amounted to approximately $3,400,000, or $.14 per share.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Condition and Results of Operations.


          For Years Ended April 30, 1995, 1994, and 1993
          -------------------------------------------------------------------
          Results of Operations

          Consolidated revenue in 1995 was $322.7 million, an increase of $62 million, or 24 percent, from the prior year. The increase reflected three factors: a $32.6 million year-over-year improvement in sales from the Company's baseline operations; the acquisition of two new businesses, Microdynamics, Inc. (Microdynamics) and Niebuhr Maskinfabrik A/S (Niebuhr), which together contributed $22.7 million to 1995 revenue; and a change in the fiscal year-end for certain foreign subsidiaries which added $6.7 million.

          The sales gain in 1995 occurred in all major geographic markets but was particularly strong in Europe. Export sales to European customers improved significantly, up $19.5 million from the previous year. In total, export sales from the United States rose $29 million from the previous year and represented 38 percent of total revenue in 1995 compared with 36 percent in 1994 and 40 percent in 1993.

          In terms of the Company's products, the largest sales increase in 1995 occurred in computer-controlled GERBERcutter fabric cutting systems for the apparel and allied industries. This increase reflected the successful introduction of a new family of
          GERBERcutters, Series S-3200, S-5200, and S-7200, which are compact, highly accurate fabric cutting systems. Product sales gains were also realized in the Company's line of marker-making systems for these same industries. Other significant sources of the sales increase in 1995 were shipments of the Company's new Step One Blocking System for the ophthalmic industry and higher sales of aftermarket supplies to the signmaking industry.

          The Niebuhr and Microdynamics acquisitions added $22.7 million to 1995 revenue. Niebuhr is a Danish-based company that manufactures and markets computer-automated fabric spreading equipment for the apparel and related industries. In its most recent complete year prior to acquisition, Niebuhr had annual sales of approximately $5 million. In 1995, Niebuhr's operations added $10.1 million to the Company's consolidated revenue.

          Microdynamics was a Texas-based company and a leading supplier of computer-aided design (CAD), graphic design, and product management systems for the apparel, footwear and sewn goods industries. In its most recent complete year prior to acquisition, Microdynamics had annual sales of approximately $25 million. Microdynamics' operations were included in the Company's 1995 consolidated statement of earnings for the eight months ended April 30, 1995, during which time it added $12.6 million to the Company's consolidated revenue.

          In fiscal 1995, the year-end of certain of the Company's foreign subsidiaries was changed from February to April to coincide with the parent Company's year-end. Accordingly, an additional two months of operating results for these subsidiaries was included in the fiscal 1995 financial statements. The effect of this change in year-ends was to increase sales and service revenue for the fourth quarter and year ended April 30, 1995 by $6.7 million. This change in year-ends had an insignificant effect on net earnings and earnings per share for these periods.

          Service revenue rose $7.1 million in 1995 compared with 1994. Approximately one-half of this increase reflected the addition of the Microdynamics' service business. The additional two-months' revenue from the change in year-ends for certain foreign subsidiaries accounted for most of the remaining increase.
          Management does not anticipate that growth in the Company's service business will keep pace with product sales. The trend in the Company's product sales is toward higher unit volume, lower-cost systems, and management believes that service contracts are relatively less important to purchasers of lower-cost systems.

          For the fiscal year ended April 30, 1994, consolidated revenue increased $6.4 million, or 3 percent, from the prior year. The increase reflected 4 percent growth in product sales, partially offset by an 8 percent decline in the smaller service component of revenue. In geographic terms, the sales increase in 1994 occurred primarily in North America and reflected an improved domestic economic environment and strength in capital spending. The relative weakness of foreign economies in 1994 was evident in the Company's lower export sales, particularly export sales to European markets which were down $12 million from 1993.

          Within the Company's major product classes, the largest sales increases in 1994 occurred in microprocessor- and PC-controlled systems for the signmaking industry. The increased sales related primarily to the introduction of the GERBER EDGE, an imaging system that works with the Company's signmaking software to produce four-color special effects directly on adhesive-backed signmaking vinyl. Product sales also increased in optical lens manufacturing systems, primarily for the Company's low-cost SGX
          (TM) Surface Generating system which uses computer-controlled machining to generate prescriptions in plastic eyeglass lenses. These increases were partially offset by lower sales of computer-controlled cutting systems for the apparel industry. The year-to-year decrease in cutting system sales occurred in European markets and reflected the weak state of those economies, particularly in the first half of the fiscal year.

          For the fiscal year ended April 30, 1993, consolidated revenue increased $4.4 million, or 2 percent, from the prior year. The increase reflected a 3 percent rise in product sales, partially offset by a 3 percent decline in service revenue. The sales increase in 1993 occurred primarily in North America, with Europe and other international markets registering smaller gains.

          In terms of the Company's major product classes, the largest sales gains in 1993 occurred in computer-controlled cutting systems for
                                          14
          the apparel industry and in optical lens manufacturing systems. Partially offsetting these gains was a decline in sales of microprocessor- and PC-controlled systems for the signmaking industry. The Company encountered significant competition in this market from software-only suppliers, and this competition adversely affected the sales volume and profit margins of signmaking systems. The Company responded to this competition in a variety of ways, including promotional pricing programs, modification of its distribution methods, introduction of new peripheral systems such as the GERBER EDGE, and introduction of a software-only version of its signmaking product.

          The consolidated gross profit margin in 1995 was 44.3 percent compared with 44.4 percent in 1994 and 45.3 percent in 1993. Gross profit margins on product sales declined from 46.5 percent in 1994 to 45.9 percent in 1995 while margins on service revenue improved from 32.2 percent in 1994 to 34.5 percent in 1995. Contributing to the product margin decline in 1995 were the sales of Niebuhr fabric spreaders whose margins were significantly below the Company's average product margin. Higher costs of manufacturing in Denmark coupled with the relative strength of the Danish currency versus the U.S. dollar pressured the margins on this product. Lower product margins in 1995 also reflected start-up costs on the early production runs of new products, the GERBERcutter series S-3200, S-5200, and S-7200 and the Step One Blocking System.

          In each of the years ended April 30, 1995, 1994, and 1993, gross profit margins were pressured by software-only competition in the markets for the Company's signmaking systems and by price discounting in the markets for computer-controlled cutting and marker-making systems, particularly in Europe where the Company's principal competitors in this product class are headquartered. The decrease in service margins from 1993 to 1994 generally reflected the lower 1994 service revenue volume while the improved margin in 1995 reflected the addition of the Microdynamics' service business.

          Selling, general and administrative expenses were $97.5 million, or 30.2 percent of revenue in 1995. This compared with $82.5 million and $85.6 million in 1994 and 1993, respectively, which represented 31.7 percent and 33.7 percent of revenue in the respective years. The higher selling, general and administrative expenses in 1995 related to the additional expenses of Niebuhr and Microdynamics, the higher volume of business, marketing expenses associated with the introduction of new products, and the inclusion of two additional months of expenses for the foreign subsidiaries whose year-end was changed. The decline in selling, general and administrative expenses in 1994 compared with 1993 reflected the continuing effect of cost reduction actions begun in earlier years in response to the then lower level of business. These actions included cutbacks in employment, consolidation of operating facilities, and other cost reduction measures.

          The Company has historically committed significant resources to research and the development of new products and strives to maintain a leading position in automation technology in the various markets it serves. In each of the years ended April 30, 1995,

          1994, and 1993, research and development expenses exceeded 8 percent of total revenue. The higher expenditures in 1995 compared with 1994 and 1993 reflected primarily the additional engineering resources of Microdynamics and, to a smaller extent, Niebuhr.

          Interest expense increased in 1995 compared with 1994. The Company's principal debt obligations were Industrial Revenue Bonds with variable tax-exempt interest rates. Since debt levels were substantially unchanged, changes in the Company's interest expense reflected primarily the movements in short-term interest rates. With the rise in short-term interest rates that occurred in 1995, interest expense rose. Similarly, the lower short-term interest rates that prevailed in 1994 resulted in comparatively lower interest expense in that year.

          Other income was lower in 1995 than in 1994. In 1994 the Company received the proceeds of a final judgment in a U.S. patent infringement case against Lectra Systemes S.A. of France (Lectra) and its U.S. subsidiary. The judgment awarded the Company damages for Lectra's past patent infringement in the U.S. of a Company patent relating to its computer-controlled cutting systems. The award, net of the 1994 expenses associated with it, was $5.7 million and after income taxes amounted to $3.4 million, or $.14 per share. In 1995 the Company collected a damage award of $5.9 million in a patent infringement case related to computer-controlled cutting equipment brought in the United
          Kingdom against Lectra and its U.K. subsidiary. Lectra has appealed this damage award, and the outcome of the litigation remains uncertain. Accordingly, the Company has deferred the income recognition of this award and has reflected the amount collected as an accrued liability in its consolidated balance sheet at April 30, 1995.

          In 1995 other income consisted principally of royalty income and tax-exempt interest income from investments in municipal bonds. During 1993 the Company shifted its investment strategy to longer-term tax-exempt municipal bonds to enhance the yield from its cash investments. The higher interest income in 1994 compared with 1993 reflected the full year effect of this change in investment strategy, as well as a larger invested balance. Interest income in 1995 was substantially unchanged from 1994. Royalty income rose in 1995 as a result of new license agreements with foreign distributors of certain of the Company's signmaking and graphic arts products.

          The statutory U.S. Federal income tax rate was 35 percent for 1995 and 1994, and 34 percent for 1993. The effective income tax provision rates were 27.9 percent, 32.2 percent, and 31.9 percent for 1995, 1994, and 1993, respectively. Offsetting the statutory U.S. Federal income tax rate in each year were tax-exempt interest income from the Company's municipal bond investments, the tax savings derived from the Company's Foreign Sales Corporation (FSC), and in 1995, research and development tax credits. The lower effective state income tax rate in 1995 was also attributable to research and development tax credits.

          In 1994 the Company adopted on a prospective basis Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The adoption of this Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The change in tax accounting resulted in a one-time gain of $.8 million ($.03 per share) which was recognized as a cumulative effect adjustment in the 1994 consolidated statement of earnings.

          Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," have no impact on the Company's consolidated financial position or results of operations. The Company does not provide postemployment or postretirement benefits other than through its pension plans.


          FINANCIAL CONDITION

          The Company's short-term liquidity at April 30, 1995 was lower than in preceding years but adequate for the Company's requirements. Cash and short-term cash investments totaled $10.2 million at April 30, 1995 compared with $15.6 million at April 30, 1994 and $17.3 million at April 30, 1993. Net working capital at April 30, 1995 was $78.5 million compared with $87.8 million and $82.6 million at April 30, 1994 and 1993, respectively. The working capital ratio at April 30, 1995 was
          2.1 to 1 compared with 3.1 to 1 and 3.2 to 1 at April 30, 1994 and 1993, respectively.

          The lower short-term liquidity, current ratio, and net working capital at April 30, 1995 compared with the two prior year-ends resulted primarily from the Company's acquisition of Niebuhr and Microdynamics. The Company paid approximately $1 million for the Niebuhr acquisition and repaid approximately $1.1 million of Niebuhr's bank debt subsequent to the acquisition. The Company has paid approximately $8 million to acquire Microdynamics and repaid approximately $2.2 million of its debt. These amounts were funded from the Company's cash and short-term investments. The net working capital positions of the acquired businesses were substantially weaker than the Company's and, when combined with the cash payments described above, contributed to the lower consolidated liquidity, working capital, and current ratio at April 30, 1995.

          In connection with the acquisitions, the Company has recorded approximately $10.2 million of goodwill which is being amortized on a straight-line basis over 20 years. With regard to the Microdynamics' acquisition, the Company is contingently liable to make up to $4 million in additional payments based upon Microdynamics' closing balance sheet and the realizability of certain of the acquired assets. The Microdynamics' acquisition agreement also provides for additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the acquisition. Any amounts due based upon the earnings-related contingency would be payable at the end of the three-year period. Any contingent amounts that become payable will be recorded as additional goodwill and amortized over the remainder of the 20-year amortization period.

          At April 30, 1995 and 1994, the Company's portfolio of tax-exempt municipal securities totaled $82.7 million and $80.4 million, respectively. The securities in this portfolio had maturities ranging up to five years in length with a weighted average maturity of approximately one and one-half years at April 30, 1995. They are classified in the consolidated balance sheet as a long-term investment. The Company intends to hold these securities to maturity and, by doing so, expects to earn a higher rate of return than that provided by short-term money market instruments. The pretax equivalent yield on this portfolio was approximately 6.4 percent at April 30, 1995.

          Operating activities provided $29.3 million in cash in 1995. In addition to the $12.3 million used for business acquisitions and repayment of the acquired companies' debt discussed above, significant uses of cash in 1995 were for additions to property, plant and equipment ($12.5 million); dividends on common stock ($7.1 million); additional investment in municipal bonds ($2.2 million); and open market purchases of common stock ($1.4 million).

          The additions to property, plant and equipment of $12.5 million in 1995 were funded by operations and from cash on hand. The 1995 expenditures were higher than in previous years due in part to facilities' improvements, including expenditures to accommodate the acquired Niebuhr and Microdynamics operations. In 1994 and 1993, the Company spent $4.6 million and $6.5 million, respectively, on additions to property, plant and equipment. The Company expects that 1996 capital expenditures will be in the range of $6 million to $8 million and expects to fund these additions with cash on hand and cash generated by operations.

          The Board of Directors increased the quarterly dividend on the Company's common stock from $.06 to $.08 per share beginning with the dividend paid in the second quarter of fiscal 1995. On an annualized basis, this change increased the Company's dividend payout by approximately $1.9 million to $7.6 million. For fiscal year 1995, dividends per share totaled $.30 per share compared with $.23 per share in 1994 and $.20 in 1993.

          Under a current Board of Directors' authorization, the Company may purchase up to 1,444,200 shares of its outstanding common stock as, in the opinion of management, market conditions may warrant. In 1995, 1994, and 1993, the Company purchased 100,400, 136,900, and 2,100 shares, respectively, at average prices per share of $13.65, $12.67, and $9.94, respectively.

          At April 30, 1995 and 1994, the Company's long-term debt consisted entirely of tax-exempt Industrial Revenue Bonds which amounted to $7.7 million and $7.9 million, respectively, at those dates. The Company also maintains foreign currency denominated lines of credit which totaled approximately $19.4 million at April 30, 1995. No amounts were borrowed against these lines as of April 30, 1995 and 1994. These lines of credit are available to finance the working capital requirements of the Company's foreign subsidiaries and to provide credit support for the Company's commitments under forward foreign exchange contracts.

          The Company's ratio of total debt to shareholders' equity was 3.3 percent at April 30, 1995 compared with 3.5 percent at April 30, 1994 and 3.8 percent at April 30, 1993. The Company believes its low debt-to-equity ratio is an important indicator of the ability to borrow funds should needs arise. Scheduled maturities of long-term debt in 1996 amount to $.2 million, and payment is expected to be made from cash on hand and cash from operations.

          In 1994, operating activities provided $14.3 million in cash. A primary use of cash in 1994 was to fund the Company's defined benefit and supplemental pension plans. Pension funding of $9.6 million in 1994 substantially exceeded expense recognition of $1.3 million and produced a significant income tax deduction. This difference between pension funding and expense was the primary reason for increases in the Company's intangible assets and deferred income tax liabilities at April 30, 1994 compared with the prior year-end. Other principal operating uses of cash in 1994 were to fund increases in accounts receivable and inventories which were related in part to the higher volume of business. The primary nonoperating uses of cash were to pay dividends, which increased to $.23 per share in 1994 from $.20 per share in 1993, and additions to the Company's municipal bond portfolio.

          In 1993, operating activities provided $56.9 million of cash, including $18.7 million received in connection with the sale of a substantial portion of the Company's lease receivables to a financial services institution. In addition to purchasing the lease receivables, the financial services institution began providing lease financing to qualified purchasers of the Company's equipment. Under recourse provisions of the lease financing agreement, the Company has contingent liability to the financial services institution in the event of default by the lessee and recovery of the equipment. At April 30, 1995 the present value of the lease receivables financed under this agreement amounted to $28.5 million. Losses to date under these recourse provisions have not been significant.

          Cash was also generated in 1993 by substantial reductions in accounts receivable and inventories. A significant use of cash in 1993 was for the initial investments in tax-exempt municipal bonds, which amounted to $73.6 million in that year.

          --------------
          (TM) represents a trademark of the Company.

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        CONSOLIDATED STATEMENT OF EARNINGS      Gerber Scientific, Inc.

                                                    For years ended April 30
        In thousands except per              ---------------------------------
        share amounts                           1995       1994        1993
        ----------------------------------------------------------------------
        Revenue:
          Product sales                      $278,451    $223,551    $214,028
          Service                              44,257      37,183      40,337
                                             --------    --------    --------
                                              322,708     260,734     254,365
                                             --------    --------    --------
        Costs and Expenses:

          Cost of product sales               150,637     119,699     112,259
          Cost of service                      29,000      25,192      26,854
          Selling, general and
            administrative expenses            97,452      82,543      85,616
          Research and development
            expenses                           26,009      22,339      21,741
                                             --------    --------    --------
                                              303,098     249,773     246,470
                                             --------    --------    --------

        Operating income                       19,610      10,961       7,895

        Other income                            5,964      10,818       4,846
        Interest expense                         (463)       (346)       (505)
                                             --------    --------    --------

        Earnings before income taxes           25,111      21,433      12,236
        Provision for income taxes              7,000       6,900       3,900
                                             --------    --------    --------

        Net earnings before cumulative
          effect of accounting change          18,111      14,533       8,336
        Cumulative effect of accounting
         change                                    --         788          --
                                             --------    --------    --------
        Net Earnings                         $ 18,111    $ 15,321    $  8,336
                                             ========    ========    ========

        Net Earnings Per Common Share:

        Before cumulative effect of
          accounting change                  $    .76    $    .61    $    .35
        Cumulative effect of
         accounting change                         --         .03          --
                                             --------    --------    --------
        Net Earnings Per Common Share        $    .76    $    .64    $    .35
                                             ========    ========    ========

        See  summary   of  significant   accounting  policies  and   notes  to
        consolidated financial statements.

        CONSOLIDATED BALANCE SHEET                     Gerber Scientific, Inc.

                                                               April 30
                                                       -----------------------
        In thousands except per share amounts                1995        1994
        ----------------------------------------------------------------------
        ASSETS
        Current Assets:
          Cash and short-term cash investments            $ 10,208    $ 15,605
          Accounts receivable                               62,900      53,731
          Inventories                                       59,496      55,479
          Prepaid expenses                                  14,310       4,962
                                                          --------    --------
                                                           146,914     129,777
                                                          --------    --------
        Investments and Long-Term Receivables               84,152     82,539
                                                          --------    --------
        Property, Plant and Equipment                      100,217    100,066
          Less accumulated depreciation                     49,081     52,586
                                                          --------    --------
                                                            51,136     47,480
                                                          --------    --------
        Intangible Assets                                   48,094     32,443
          Less accumulated amortization                      8,435      7,181
                                                          --------    --------
                                                            39,659     25,262
                                                          --------    --------
        Other Assets                                         2,567      1,385
                                                          --------    --------
                                                          $324,428   $286,443
                                                          ========   ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Notes payable                                   $     --    $      --
          Current maturities of long-term debt                 193         193
          Accounts payable                                  19,179       9,875
          Accrued compensation and benefits                 10,935       7,765
          Other accrued liabilities                         25,050      17,838
          Deferred revenue and litigation award              9,318       2,628
          Advances on sales contracts                        3,722       3,630
                                                          --------    --------
                                                            68,397      41,929
                                                          --------    --------
        Noncurrent Liabilities:
          Deferred income taxes                              9,541      11,913
          Long-term debt                                     7,531       7,724
          Other                                              1,657          53
                                                          --------    --------
                                                            18,729      19,690
                                                         --------     --------

        Contingencies and Commitments (Note 16)

        Shareholders' Equity:
          Preferred stock, no par value; authorized
            10,000,000 shares; no shares issued                 --          --
          Common stock, $1 par value; authorized
            65,000,000 shares; issued and outstanding
            23,757,780 and 23,828,330 shares                23,758      23,828
          Paid-in capital                                   34,885      34,688
          Retained earnings                                176,621     166,771
          Cumulative translation component                   2,038        (463)
                                                          --------    --------
                                                           237,302     224,824
                                                          --------    --------
                                                          $324,428    $286,443
                                                          ========    ========

        See  summary   of  significant   accounting  policies  and   notes  to
        consolidated financial statements.

     CONSOLIDATED STATEMENT OF CHANGES
     IN SHAREHOLDERS' EQUITY                           Gerber Scientific, Inc.

                                   Common
                                   Stock,                           Cumulative
     In thousands except           $1 Par     Paid-in    Retained   Translation
     per share amounts             Value      Capital    Earnings    Component
     ---------------------------------------------------------------------------

     April 30, 1992               $ 23,792    $ 33,480   $154,767   $   1,466

     Net earnings                       --          --      8,336          --
     Foreign currency translation
       adjustment                       --          --         --      (1,902)
     Dividends ($.20 per share)         --          --     (4,762)         --
     Exercise of stock options and
       related tax benefit              41         263         --          --
     Purchase and retirement of
       common stock                     (2)         (3)       (16)         --
                                  --------    --------   --------    --------


     April 30, 1993                 23,831      33,740    158,325        (436)

     Net earnings                       --          --     15,321          --
     Foreign currency translation
       adjustment                       --          --         --         (27)
     Dividends ($.23 per share)         --          --     (5,472)         --
     Exercise of stock options and
       related tax benefit             134       1,143         --          --
     Purchase and retirement of
       common stock                   (137)       (195)    (1,403)         --
                                  --------    --------   --------   ---------

     April 30, 1994                 23,828      34,688    166,771        (463)

     Net earnings                       --          --     18,111          --
     Foreign currency translation
       adjustment                       --          --         --       2,501
     Dividends ($.30 per share)         --          --     (7,138)         --
     Exercise of stock options and
       related tax benefit              30         344         --          --
     Purchase and retirement of
       common stock                   (100)       (147)    (1,123)         --
                                  --------    --------   --------   ---------

     April 30, 1995               $ 23,758    $ 34,885   $176,621   $   2,038
                                  ========    ========   ========   =========



     See summary of significant accounting policies and notes to consolidated financial statements.

     CONSOLIDATED STATEMENT OF CASH FLOWS                Gerber Scientific, Inc.

                                                    For years ended April 30
                                                 -------------------------------
     In thousands                                  1995      1994        1993
     ---------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR)

     Operating Activities:
       Net earnings                              $ 18,111  $ 15,321   $  8,336
       Adjustments to reconcile net earnings
        to cash provided by operating activities:
          Depreciation and amortization            11,365     9,664     10,213
          Deferred income taxes                     2,756     4,237       (951)
          Equity in net losses of affiliate            --        --        450
          Gain from sale of investment in
            Boston Digital Corporation                 --      (435)        --
          Cumulative effect of accounting change       --      (788)        --
          Changes in operating accounts, net of
            effects of business acquisitions:
              Accounts receivable                  (3,418)   (7,642)    17,976
              Long-term receivables                  (412)      433     14,117
              Inventories                          (1,965)   (1,273)    14,213
              Prepaid expenses                     (4,884)     (685)       822
              Accounts payable and accrued
              expenses                              7,788    (4,540)    (8,301)
                                                 --------  --------   --------
          Provided by Operating Activities         29,341    14,292     56,875
                                                 --------  --------   --------


     Financing Activities:
       Purchase of common stock                    (1,370)   (1,735)       (21)
       Repayments of long-term debt                  (693)     (193)    (1,066)
       Net short-term financing                    (2,755)       (2)    (1,088)
       Exercise of stock options                      374     1,277        304
       Dividends on common stock                   (7,138)   (5,472)    (4,762)
                                                 --------  --------   --------
          (Used for) Financing Activities         (11,582)   (6,125)    (6,633)
                                                 --------  --------   --------


     Investing Activities:
       Investment in long-term debt securities     (2,224)   (5,773)   (73,638)
       Business acquisitions                       (9,038)       --         --
       Proceeds from sale of investment in
         Boston Digital Corporation                    --     2,085         --
       Additions to property, plant & equipment   (12,468)   (4,625)    (6,491)
       Intangible and other assets                 (2,085)   (1,457)    (1,158)
       Other long-term investments                  2,659       (99)    (2,296)
                                                 --------  --------   --------
          (Used for) Investing Activities         (23,156)   (9,869)   (83,583)
                                                 --------  --------   --------

     (Decrease) in Cash and Short-Term
       Cash Investments                            (5,397)   (1,702)   (33,341)

     Cash and Short-Term Cash Investments,
       Beginning of Year                           15,605    17,307     50,648
                                                 --------  --------   --------
     Cash and Short-Term Cash Investments,
      End of Year                                $ 10,208  $ 15,605   $ 17,307
                                                 --------  --------   --------


     See summary of significant accounting policies and notes to consolidated financial statements.

          INDEPENDENT AUDITORS' REPORT                KPMG Peat Marwick LLP
          -------------------------------------------------------------------


          To the Board of Directors and Shareholders of Gerber Scientific, Inc.

          We have audited the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1995 and 1994 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995 in conformity with generally accepted accounting principles.

          As discussed in the Summary of Significant Accounting Policies and Note 11 to the consolidated financial statements effective May 1, 1993, the Company adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes."


                                      /s/ KPMG PEAT MARWICK LLP


                                      KPMG PEAT MARWICK LLP



          Hartford, Connecticut
          May 24, 1995

          SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES                                Gerber Scientific, Inc.
          -----------------------------------------------------------------
          BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in 50 percent or less owned affiliates are accounted for under the equity method. Intercompany accounts and transactions are eliminated.

          Foreign subsidiaries are consolidated on the basis of fiscal years ending on the last day of either February or April. In fiscal year 1995, the year-end of certain of the Company's foreign subsidiaries was changed from February to April to coincide with the parent Company's year-end. Accordingly, an additional two months of operating results for these subsidiaries were included in the fiscal 1995 financial statements. The effect of this change in year-ends was to increase sales and service revenue for the fourth quarter and year ended April 30, 1995 by $6,749,000. This change did not have a significant effect on net earnings and earnings per share for these periods. For fiscal years 1994 and prior, the Company's consolidated financial statements included the operations of these subsidiaries for twelve-month periods ended on the last day of February.

          FOREIGN CURRENCY TRANSLATION AND FORWARD EXCHANGE CONTRACTS

          Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates, and related revenue and expenses are translated at average exchange rates during the year. Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature are deferred and accumulated in a separate component of shareholders' equity. Transaction gains and losses are included in earnings.

          The Company enters into forward foreign exchange contracts with a major international financial institution to hedge the effect of exchange rate fluctuations on foreign currency commitments. The Company does not engage in speculation. These forward exchange contracts are accounted for as hedges of commitments, and the gains and losses on these hedges are deferred and included in the basis of the transaction underlying the commitment.

          REVENUE

          Sales under production contracts are generally recognized on the percentage-of-completion method of accounting. Anticipated losses on contracts, if any, are provided for when determined. Other product sales are recognized upon shipment. Service revenue is recognized ratably over the contractual period or as services are performed. Royalties are accounted for as other income as received.

          CASH AND SHORT-TERM CASH INVESTMENTS

          Short-term cash investments are stated at cost plus accrued interest, which approximates market value. For purposes of the statement of cash flows, the Company considers short-term, highly liquid investments with maturities of three months or less to be cash equivalents.

          LONG-TERM INVESTMENTS

          In accordance with the criteria of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's current investments in long-term debt securities are stated at amortized cost plus accrued interest based on the Company's ability and intention to hold these securities to maturity.

          INVENTORIES

          Inventories of raw materials and purchased parts are stated at the lower of average cost (which approximates first-in, first-out) or market. Work in process inventory includes materials, direct labor, and manufacturing overhead costs, less the portion of such costs allocated to products delivered or recognized as cost of sales under the percentage-of-completion method of accounting.

          PROPERTY, PLANT, EQUIPMENT, AND DEPRECIATION

          Property, plant and equipment are stated on the basis of cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the applicable asset are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in other income.

          Depreciation is provided generally on a straight-line basis. Estimated useful lives used for calculating depreciation are 45 years for buildings and 5 to 10 years for machinery, tools, and equipment.

          INTANGIBLE ASSETS

          The excess of acquisition cost over the fair values of the net assets of businesses acquired is included in intangible assets and is amortized generally over 20 years on a straight-line basis. Patents are stated at cost and amortized on a straight-line basis over 17 years from the date of issue.

          Certain intangible and other long-lived assets are reviewed for possible impairment whenever events or change in circumstances indicate their carrying value may not be recoverable. Management evaluates the carrying value of these assets based upon projections of undiscounted future net cash flows of the related business unit. An impairment loss is recognized if the carrying value of these assets exceeds the related estimate of future cash flows.

          INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective May 1, 1993. The adoption of Statement No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

          EARNINGS PER SHARE

          Net earnings per common share are based on the weighted average number of common shares outstanding and common stock equivalents during each year (23,950,000, 23,967,000, and 23,918,000 shares in 1995, 1994, and 1993, respectively).

          PRIOR YEAR RECALSSIFICATIONS

          Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS                                     GERBER SCIENTIFIC, INC.
          -------------------------------------------------------------------

          NOTE 1 - PRODUCTS AND OPERATIONS

          The Company designs, manufactures, markets, and services computer-aided design (CAD) and computer-aided manufacturing
          (CAM) systems. No other segment of the Company accounted for more than 10 percent of consolidated revenue or net earnings in 1995, 1994, or 1993. No individual customer accounted for more than 10 percent of consolidated revenue in 1995, 1994, or 1993.

          The Company has manufacturing facilities in the United States and Denmark, and sales and service offices in numerous United States and foreign locations.

          Export sales from the United States for each year were as follows:

                In thousands         1995              1994         1993
                -----------------------------------------------------------
                Europe            $ 62,417          $ 42,899     $ 54,886

                Far East            31,858            25,733       28,524

                Other areas         27,584            24,010       18,755
                                  --------          --------     --------
                                  $121,859          $ 92,642     $102,165
                                  ========          ========     ========

          NOTE 2 - CASH AND SHORT-TERM CASH INVESTMENTS

          Cash and short-term cash investments at the end of each year were as follows:

                In thousands                       1995           1994
                -----------------------------------------------------------
                Cash                            $  5,875       $  1,931

                Time deposits                      4,333          6,152

                Tax-exempt variable rate
                 demand notes                         --          7,522
                                                 -------       --------
                                                 $10,208       $ 15,605
                                                 =======       ========

          The Company's short-term cash investments are in high quality securities placed with major U.S. and international financial institutions. The Company's investment policies limit the amount of exposure to any one financial institution. Due to the relatively short maturity of these financial instruments, their carrying value at April 30, 1995 was a reasonable estimate of their fair value.

          NOTE 3 - ACCOUNTS RECEIVABLE

          Included in accounts receivable were amounts earned under specific contracts which were not billable of $1,919,000 at April 30, 1995 and $4,723,000 at April 30, 1994. The earned but unbilled amount at April 30, 1995 is expected to be billed and collected within the next year.

          The Company sells products and services to customers in a variety of industries and geographic areas and, accordingly, does not have significant concentrations of credit risk. The Company evaluates the creditworthiness of its customers prior to extending credit and in some instances requires bank letters of credit to support customer obligations. In addition, the Company's lease receivables and its recourse obligations for leases which are financed by third parties are secured and collateralized by the underlying equipment.

          NOTE 4 - INVENTORIES

          The classification of inventories at the end of each year was as follows:

          In thousands                            1995           1994
          -----------------------------------------------------------------
          Raw materials and purchased parts     $ 48,000       $ 43,269

          Work in process                         11,496         12,210
                                                --------       --------
                                                $ 59,496       $ 55,479
                                                ========       ========

          NOTE 5 - BUSINESS ACQUISITIONS

          On March 1, 1994, Gerber Garment Technology, Inc. (GGT), a wholly owned subsidiary of the Company, purchased the business and certain assets and liabilities of Niebuhr Maskinfabrik A/S (Niebuhr) of Ikast, Denmark. The acquisition cost was approximately $1,000,000. Niebuhr manufactures and markets computer-automated fabric spreading and cutting room equipment used in the apparel and related industries. The acquisition was accomplished through a newly formed Danish subsidiary of GGT known as GGT-Niebuhr A/S, which has continued to manufacture, market, and support Niebuhr equipment.

          The acquisition was accounted for as a purchase, with the acquisition cost allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition cost over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from the date of acquisition. The results of operations of GGT-Niebuhr A/S have been included in the Company's 1995 consolidated statement of earnings for the 14-month period ended April 30, 1995. The pro forma effect of the Niebuhr acquisition on the Company's prior reported results of operations was not significant.

          On September 1, 1994, GGT acquired the outstanding stock of Microdynamics, Inc. (Microdynamics) of Dallas, Texas, and subsequently merged that company into GGT. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product management systems for the apparel, footwear, and other sewn goods industries. GGT has continued to develop, manufacture, market, and support the Microdynamics' product lines.

          Under terms of the acquisition agreement, the Microdynamics' purchase price was $12,000,000 plus additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the date of acquisition. Approximately $7,700,000 of the $12,000,000 purchase price has been paid. Of the balance, $4,000,000 is contingently payable over the one-year period following the date of acquisition based on the results of an audit of Microdynamics' closing balance sheet and the realizability of certain acquired assets.

          The acquisition has been accounted for as a purchase, and the results of Microdynamics' operations have been included in the Company's 1995 consolidated statement of earnings for the eight-month period ended April 30, 1995. The acquisition cost, which includes the purchase price paid to date, has been allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition cost over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from the date of acquisition. Any contingent consideration that is subsequently payable will be recorded as additional acquisition cost at the time the contingency is resolved and the amount is determinable. Additional goodwill resulting from any contingency-related payment will be amortized over the remainder of the 20-year goodwill amortization period.

          The following pro forma combined results of operations for the years ended April 30, 1995 and 1994 have been prepared as if the acquisition of Microdynamics occurred at the beginning of each of the respective fiscal years and give effect to estimated purchase accounting adjustments resulting from the acquisition. The pro forma information is presented on the assumption that the acquisition cost would have been the same at the beginning of each period and includes only the purchase price that has been paid to date.
                      In thousands                  (Unaudited)
                (except per share amounts)      1995           1994
                ---------------------------------------------------------
                Sales                         $330,433       $286,915
                Net earnings                    17,308         13,939
                Net earnings per
                  common share                     .72            .58

          The pro forma financial information presented is not necessarily indicative of the results of operations that would have been achieved had the acquisition of Microdynamics actually been effective as of the beginning of each fiscal year or of future results of the combined companies.

          NOTE 6 - INVESTMENTS AND LONG-TERM RECEIVABLES

          Investments and long-term receivables at the end of each year were as follows:

               In thousands                       1995           1994
               ---------------------------------------------------------
               Tax-exempt municipal bonds       $82,674       $ 80,430
               Long-term receivables                863          1,551
               Other                                615            558
                                                --------       -------
                                                $84,152        $82,539
                                                ========       =======

          The Company has purchased for investment purposes a portfolio of investment-grade tax-exempt municipal bonds with maturities ranging up to five years. At April 30, 1995, the portfolio had a weighted average maturity of approximately one and one-half years and a pre-tax equivalent yield of approximately 6.4 percent. The Company purchased these securities to earn a higher after-tax rate of return than that provided by short-term money market instruments. The estimated aggregate fair value of the Company's tax-exempt municipal bonds was $82,521,000 at April 30, 1995 and $80,300,000 at April 30, 1994 based upon quoted market prices or market prices for similar securities. At April 30, 1995, the gross unrealized gains and losses were $110,000 and $263,000, respectively. At April 30, 1994, the gross unrealized gains and losses were $248,000 and $378,000, respectively.

          NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

          The components of property, plant and equipment at the end of each year were as follows:

                In thousands                       1995           1994
                -----------------------------------------------------------
                Land                            $  4,356       $  4,350
                Buildings                         40,624         38,594
                Machinery, tools & equipment      54,599         56,993
                Construction in progress             638            129
                                                --------       --------
                                                $100,217       $100,066
                                                ========       ========
          NOTE 8 - INTANGIBLE ASSETS

          The components of net intangible assets at April 30, 1995 and 1994 were as follows:
               In thousands                          1995           1994
               --------------------------------------------------------------
               Prepaid pension cost               $ 17,862       $ 15,378
               Patents, net of accumulated
                 amortization                        7,141          6,543
               Goodwill, net of accumulated
                 amortization                       12,418          2,510
               Other                                 2,238            831
                                                  --------       --------
                                                  $ 39,659       $ 25,262
                                                  ========       ========

          NOTE 9 - NOTES PAYABLE

          The Company has short-term bank lines of credit which totaled approximately $19,400,000 based upon year-end foreign exchange rates. As of April 30, 1995 and 1994, no amounts were borrowed under these credit lines. Included in the bank lines of credit is a $15,000,000 multi-currency line of credit from a major European commercial bank. The multi-currency line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. Borrowings under this line of credit may be for terms of up to six months in length and bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR) for the relevant currency and term. The line of credit has a commitment fee of 1/8 percent of the unused amount.

          NOTE 10 - DEFERRED LITIGATION AWARD

          The Company brought suit in the United Kingdom alleging Lectra Systemes, S.A. of France and its U.K. subsidiary (Lectra) infringed certain Company patents dealing with automated fabric cutting equipment. The High Court of Justice, Chancery Division, in London found that Lectra had infringed two of the Company's patents and subsequently awarded damages to the Company of approximately $5,868,000. Lectra paid this amount to the Company but has appealed the damage award. As a result of this appeal, the ultimate award remains uncertain, and the Company has deferred income recognition until such time as the uncertainty is resolved.

          NOTE 11 - INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on a prospective basis effective May 1, 1993. This statement requires an asset and liability approach in determining deferred income taxes. The adoption of Statement No. 109 resulted in a favorable transition adjustment of $788,000 ($.03 per share) which was recognized in the 1994 consolidated statement of earnings as the cumulative effect of an accounting change.

          Consolidated earnings before income taxes included foreign pretax earnings of $2,687,000, $2,586,000, and $3,949,000 for 1995,
          1994, and 1993, respectively. The components of the provision for income taxes for the years ended April 30, 1995, 1994, and 1993 were as follows:

              In thousands               1995      1994      1993
              --------------------------------------------------------
              Currently payable:
              Federal                 $  5,600  $  3,000  $  5,000
              State and local              400       600     1,100
              Foreign                      500     800       1,200
                                      --------  --------  --------
                                         6,500     4,400     7,300
              Deferred                     500     2,500    (3,400)
                                      --------  --------  --------
                                      $  7,000  $  6,900  $  3,900
                                      ========  ========  ========

          The sources of the timing differences between reporting for financial statement purposes and income tax purposes and their tax effects for the year ended April 30, 1993 were as follows:

                       In thousands                      1993
                       ----------------------------------------------
                       Inventory valuation            $   (500)
                       Leasing                          (4,800)
                       Pension                           1,400
                       Other                               500
                                                      --------
                                                      $ (3,400)
                                                      --------

          Income tax payments totaled $5,931,000, $2,547,000, and $3,107,000 in the years ended April 30, 1995, 1994, and 1993, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

                                               1995      1994      1993
             --------------------------------------------------------------
             Statutory U.S. Federal income
                  tax rate                     35.0%     35.0%     34.0%
             State income taxes, net of U.S.
               Federal tax benefit               .9       3.4       5.8
             Foreign tax rate differences        .7       (.4)      (.7)
             Effect of tax rate changes on
               deferred taxes                    --        .4        --
             Tax-exempt interest income        (4.8)     (5.6)     (4.2)
             Foreign Sales Corporation         ( .7)      (.6)     (1.7)
             Research and development tax
             credits                           (2.3)       --        --
             Other, net                         (.9)       --      (1.3)
                                              -----     -----      ----
             Effective income tax rate         27.9%     32.2%     31.9%
                                              =====     =====      ====

          The Company's deferred income tax balances relate principally to differing depreciation methods for property, plant and equipment; differing book and tax treatment of patent costs; the timing of pension plan funding versus expense recognition; differing valuations of inventories, accounts receivable, and other assets; expense provisions not deductible until paid; and tax operating loss carryforwards. At April 30, 1995 and 1994, current deferred tax assets of approximately $9,500,000 and $2,400,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 1995 and April 30, 1994 were as follows:

                                       1995                     1994

                            ------------------------ -----------------------
                             Deferred    Deferred     Deferred   Deferred
                               Tax         Tax          Tax        Tax
                              Assets    Liabilities    Assets   Liabilities

          -------------------------------------------------------------------
          Depreciation        $     --   $  5,200      $     --  $  5,400
          Patents                   --      2,700            --     2,500
          Employee benefit
           plans                    --      5,500            --     4,800
          Asset valuations       6,200        800         5,000       700
          Litigation award       2,300         --            --        --
          Provisions for
           estimated
           expenses              4,500      2,800         3,200     4,000
          Foreign exchange
           gains and losses         --      2,600            --     1,100
          Tax carryforwards      7,100         --         1,400        --
          Other                  2,400      1,500         1,900     1,400
                              --------   --------      --------  --------
                                22,500     21,100        11,500    19,900
          Valuation
           allowance            (1,400)        --        (1,000)       --
                              --------   --------      --------  --------
                              $ 21,100   $ 21,100      $ 10,400  $ 19,900
                              ========   ========      ========  ========

          The increased tax carryforwards included in deferred tax assets at April 30, 1995 reflected acquired tax net operating loss and credit carryforwards in tax jurisdictions where the Company has existing operations which have been and are expected to remain profitable. The Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. It is not practicable for the Company to estimate the deferred tax liability that might arise on the remittance of the earnings of these foreign subsidiaries.

          For income tax reporting purposes, the Company has U.S. and foreign net operating loss carryforwards of approximately $15,500,000 at April 30, 1995. Such carryforwards have various expiration dates and begin to expire in the year ending April 30, 1996.

          NOTE 12 - LONG-TERM DEBT

          The composition of long-term debt at the end of each year was as follows:

                In thousands                 1995           1994
                -----------------------------------------------------------
                Industrial Revenue Bonds   $  7,724       $  7,917
                Less current maturities         193            193
                                           --------       --------
                                           $  7,531       $  7,724
                                           ========       ========

          The Company's Industrial Revenue Bonds are collateralized by certain property, plant and equipment and are payable to 2014 at variable interest rates which ranged from 4.5 percent to 6.3 percent at April 30, 1995. Included therein are $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 1995 and 1994, the average interest rate on the VRDBs was 3.4 percent and 2.4 percent, respectively. The remaining Industrial Revenue Bonds bear interest at 70 percent of the U.S. prime rate. The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of the debt at April 30, 1995 was a reasonable estimate of its fair value.

          The demand feature of the VRDBs is supported by a letter of credit from a major U.S. commercial bank. The letter of credit has a provision for automatic extension of an 18-month term and carries a fee of .65 percent of the face amount. Any advances under the letter of credit in support of the demand feature would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit was also granted a mortgage and security interest in the project property.

          Covenants in the Industrial Revenue Bond agreements require the Company to maintain certain levels of tangible net worth and certain ratios of debt to tangible net worth and working capital, as defined therein. At April 30, 1995, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $95,000,000 of retained earnings was not available for dividend payments at April 30, 1995.

          The aggregate annual maturities of long-term debt for each of the four years after 1996 total $193,000 annually. Interest payments totaled $439,000, $380,000, and $544,000 in the years ended
          April 30, 1995, 1994, and 1993, respectively.

          NOTE 13 - PREFERRED STOCK, COMMON STOCK, STOCK OPTION PLANS, AND INCENTIVE BONUS PLANS

          PREFERRED STOCK

          The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 1995, no preferred stock had been issued.

          COMMON STOCK

          The Board of Directors has authorized the Company to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has purchased 1,555,800 shares. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 1995, the Company could purchase up to an additional 1,444,200 shares under the current Board of Directors' authorization.

          STOCK OPTION PLANS

          The  Company's  1992 Employee  Stock  Plan  (the 1992  Plan)  was
          approved by shareholders in September 1992 and provides for incentive and nonqualified stock option grants to officers and key employees. Stock options under the 1992 Plan are for a ten-year term and are granted at the market price of the common stock on the date of grant. Options granted to date are generally exercisable in installments of 25 percent each year commencing one year from the date of grant. The maximum number of shares of common stock available for grant under the 1992 Plan is 1,500,000 shares.

          The 1992  Non-Employee Director Stock Option  Plan (1992 Director
          Plan) was approved by shareholders in September 1992 and provides for the automatic award each May 1 of options to purchase 1,000 shares of common stock to eligible members of the Board of Directors who are not also employees of the Company. Stock options under the 1992 Director Plan are nonqualified options with a ten-year term and are granted at the market price of the common stock on the date of grant. Options granted under the 1992 Director Plan are immediately exercisable. The maximum number of shares of common stock available for grant under the 1992 Director Plan is 75,000 shares.

          A summary of the stock option activity for the three years ended April 30, 1995 is set forth below:

                                          1995         1994        1993
          ----------------------------------------------------------------
          Outstanding stock options,
            beginning of year            665,965      692,059     660,202
          Options granted                 90,000      125,000      95,000

          Options exercised              (29,850)    (134,094)    (40,893)
          Options canceled               (26,750)     (17,000)    (22,250)
                                       ---------    ---------   ---------

          Outstanding stock options,
            end of year                  699,365      665,965     692,059
                                       =========    =========   =========
          Average exercise price per
            share, end of year            $11.18       $10.63       $9.65
                                       =========    =========   =========

          Reserved for future grants   1,371,000    1,450,000   1,575,000
                                       =========    =========   =========

          The average exercise price per share was $9.82 for the 29,850 options exercised during 1995. At April 30, 1995, options for 431,115 shares of common stock were exercisable under the terms of the plans at an average exercise price per share of $10.03. In the event of a change in control of the Company, all unexercised outstanding stock options become immediately exercisable.

          INCENTIVE BONUS PLANS

          The Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 1995, 1994, and 1993. The plans covered substantially all employees in the United States and were based upon pretax profits of the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $2,293,000, $1,317,000, and $1,057,000 for the years ended April 30, 1995, 1994, and 1993, respectively. Plans for subsequent years and their criteria are subject to the approval of the Board of Directors.

          NOTE 14 - EMPLOYEE BENEFIT PLANS

          PENSION PLANS

          The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an employee's annual compensation, as defined, over the period of employment. Effective May 1, 1995, the Board of Directors approved an amended plan benefit formula which is based on an average of an employee's highest five consecutive years of compensation in the last ten years of service.

          The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. For each of the years in the three-year period ended April 30, 1995, the

          Company funded substantially more than the minimum required contributions. Amounts funded totaled $3,352,000, $8,379,000, and $5,036,000 for the years ended April 30, 1995, 1994, and 1993, respectively. Plan assets were invested in a portfolio consisting primarily of common stocks, fixed income securities, and money market instruments. Pension arrangements for employees of foreign subsidiaries were provided generally through local insurance contracts, the costs of which were funded currently.

          The following table summarizes the funded status of the pension plan and the related amounts recognized in the consolidated balance sheet at the end of each year.

          In thousands                               1995         1994
          -------------------------------------------------------------------
          Actuarial present value of benefit
          obligations:

             Vested benefits                       $  28,222   $  27,276
             Nonvested benefits                        1,465       1,446
                                                   ---------    --------
          Accumulated benefit obligation              29,687      28,722
          Provision for future salary increases        5,986          15
                                                   ---------    --------
          Projected benefit obligation for
            services rendered to date                 35,673      28,737
          Plan assets available for benefits         (34,478)    (31,279)
                                                   ---------    --------
          Plan assets less than (in excess of)
            projected benefit obligation               1,195      (2,542)

          Unrecognized net (loss)                     (3,526)     (2,775)
          Unrecognized net transition liability         (744)       (838)
          Unrecognized prior service cost            (13,850)     (8,125)
                                                   ---------    --------
          Net pension plan (asset) in the
            consolidated balance sheet             $ (16,925)   $(14,280)
                                                   =========    ========

          In 1994 the Company adopted a nonqualified supplemental pension plan. The supplemental pension plan provides for the pension benefits earned under the Company's primary pension plan which cannot be paid from such plan because of limitations imposed by income tax regulations. The Company has established a trust to provide funding for the benefits payable under the supplemental pension plan. The trust is irrevocable and assets contributed to the trust can only be used to pay such benefits, with certain exceptions. The trust assets were invested in a bank common trust fund whose portfolio consisted primarily of common stocks, fixed income securities, and money market instruments.

          The following table summarizes the funded status of the non-qualified supplemental pension plan and the related amounts recognized in the consolidated balance sheet at the end of each year.

          In thousands                               1995         1994
          -------------------------------------------------------------------
          Actuarial present value of benefit
          obligations:

            Vested benefits                        $   1,962   $   1,252
            Nonvested benefits                            --           9
                                                   ---------    --------
          Accumulated benefit obligation               1,962       1,261

          Provision for future salary increases        1,185          --
                                                   ---------    --------
          Projected benefit obligation for
            services rendered to date                  3,147       1,261
          Plan assets available for benefits         ( 1,242)     (1,208)
                                                   ---------    --------
          Plan assets less than (in excess of)
            projected benefit obligation               1,905          53
          Unrecognized net gain (loss)                   228         (13)
          Unrecognized prior service cost             (3,070)     (1,085)
          Adjustment to recognize additional
            minimum liability                          1,657          --
                                                   ---------    --------
          Net supplemental pension plan liability
            (asset) in the consolidated balance
             sheet                                 $     720    $ (1,045)
                                                   =========    ========

          The amendment to the pension benefit formula effective May 1, 1995 caused the projected benefit obligation for the pension plan and the supplemental pension plan to increase by $6,293,000 and $2,106,000, respectively. These amounts have been recognized in the tables above which summarize the funded status of the plans as of April 30, 1995. The unrecognized prior service cost arising from the amended benefit formula will be amortized over 15 years for the pension plan and 10 years for the supplemental pension plan.

          The following table summarizes the components of the net periodic pension cost for the years ended April 30, 1995, 1994, and 1993. The pension cost associated with the supplemental pension plan was $108,000 and $161,000 in the years ended April 30, 1995 and 1994, respectively, and is included in the amounts shown below.

          In thousands                         1995      1994       1993
          -------------------------------------------------------------------
          Cost related to current service   $    709   $   579    $   470

          Interest cost on projected
            benefit obligation                 2,175     2,040      1,509

          Actual return on plan assets        (2,172)   (2,371)    (1,847)

          Net amortization and deferral          103     1,005        903
                                             -------   -------    -------
              Net periodic pension cost      $   815   $ 1,253    $ 1,035
                                             =======   =======    =======

          For 1995, 1994, and 1993, the projected benefit obligation was determined using assumed discount rates of 7.75 percent, 7.5 percent, and 7.75 percent, respectively, and an assumed long-term compensation increase rate of 5.0 percent in each year. The assumed long-term rate of return on invested assets was 9.0 percent in each year.

          401(k) PLAN

          Under the Company's 401(k) Maximum Advantage Program, employees in the United States with one year of service may contribute a portion of their compensation to a tax-deferred 401(k) Plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $293,000, $269,000, and $265,000 for the years ended April 30,
          1995, 1994, and 1993, respectively.

          POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

          Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," changed the practice of accounting for these benefits (principally health care) from an expense-as-paid basis to an accrual accounting basis. The Company does not provide postemployment or postretirement benefits other than through its pension plans, and as a result, Statements No. 106 and No. 112 have no impact on the Company's consolidated financial position or results of operations.

          NOTE 15 - OTHER INCOME

          The components of other income for each year were as follows:

             In thousands                    1995        1994        1993

             ----------------------------------------------------------------
             Interest income from
             investments                    $  3,686   $  3,577    $ 2,434

             Royalty income                    1,784      1,227      2,589

             Patent litigation judgment           --      5,675         --

             Other                               494        339       (177)
                                            --------   --------    -------
                                            $  5,964   $ 10,818    $ 4,846
                                            ========   ========    =======

          The Company's 1994 patent litigation judgment resulted from an action in the U.S. against Lectra Systemes, S.A. of France and its U.S. subsidiary (Lectra) charging that Lectra infringed certain Company patents dealing with automated fabric cutting equipment. The U.S. District Court in Northern Georgia found that Lectra infringed three of the Company's patents and awarded the Company damages. The U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court. In
          1994 Lectra paid the judgment to the Company, which amounted to $5,675,000 net of the 1994 expenses associated with it. After income taxes, this item amounted to approximately $3,400,000, or $.14 per share.

          NOTE 16 - CONTINGENCIES AND COMMITMENTS

          Various lawsuits, claims, and governmental proceedings are pending against the Company. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

          The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $2,702,000, $2,561,000, and $2,076,000 for the
          years ended April 30, 1995, 1994, and 1993, respectively. Minimum annual rental commitments at April 30, 1995 under long-term noncancelable operating leases were as follows:

                                   Building and  Machinery and
             In thousands          Office Space    Equipment     Total
             --------------------------------------------------------------
             1996                    $ 1,865        $ 145      $ 2,010
             1997                      1,295           91        1,386
             1998                      1,139           33        1,172
             1999                      1,025            7        1,032
             2000                        588            1          589
             After 2000                  532           --          532
                                     -------        -----      -------
                                     $ 6,444        $ 277      $ 6,721
                                     =======        =====      =======

          As of April 30, 1995, the Company was party to approximately $22,000,000 in forward exchange contracts providing for the sale by the Company of various European currencies in exchange for U.S. dollars over the succeeding 14 months. The counterparty to the forward exchange contracts was a major international commercial bank. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparty. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1995 for future deliveries of the foreign currencies in exchange for U.S. dollars, the hedging loss deferred at that date amounted to approximately $700,000.

          The  Company has  an agreement  with a  major  financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $28,500,000 at April 30, 1995 and $26,400,000 at April 30, 1994.
          The lease receivables are collateralized by the underlying equipment. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

     17 - QUARTERLY RESULTS (UNAUDITED)

     The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

     In thousands except  First     Second      Third     Fourth
     per share amounts   Quarter    Quarter    Quarter    Quarter      Year

     1995

     Sales and service
        revenue          $ 70,033   $ 72,944   $ 82,810   $ 96,921   $ 322,708
     Gross profit          29,793     32,262     37,738     43,278     143,071

     Net earnings           3,101      4,053      4,779      6,178      18,111
     Net earnings
       per share              .13        .17        .20        .26         .76

     Dividends paid
       per share              .06        .08        .08        .08         .30
     Stock price - High    16 3/8     15 7/8     14 3/4     15 3/8      16 3/8
                 - Low     13 5/8     13         11 7/8     13 1/2      11 7/8

     1994

     Sales and service
        revenue          $ 64,932   $ 63,310   $ 63,775   $ 68,717   $ 260,734

     Gross profit          27,669     29,072     28,872     30,230     115,843
     Net earnings:
       Before cumulative
       effect of
       accounting change    1,886      2,623      5,984      4,040      14,533

     Cumulative effect of
       accounting change      788         --         --         --         788
                         --------   --------   --------   --------   ---------
     Net earnings           2,674      2,623      5,984      4,040      15,321
                         --------   --------   --------   --------   ---------
     Net earnings per share:
       Before cumulative
       effect of accounting
       accounting change      .08        .11        .25        .17         .61


       Cumulative effect of
       accounting change      .03         --         --        --          .03
                         --------   --------   --------   --------   ---------
     Net earnings
       per share              .11        .11        .25        .17         .64
                         --------   --------   --------   --------   ---------
     Dividends paid
       per share              .05        .06        .06        .06         .23
     Stock price - High        13     14 3/4     14 5/8     15 3/8      15 3/8
                 - Low     10 7/8     12 1/8     13 1/2     14          10 7/8

     1993

     Sales and service
        revenue          $ 62,422   $ 64,336   $ 62,236   $ 65,371   $ 254,365

     Gross profit          28,025     28,977     28,387     29,863     115,252
     Net earnings           1,478      2,083      2,386      2,389       8,336

     Net earnings
       per share              .06        .09        .10        .10         .35
     Dividends paid
       per share              .05        .05        .05        .05         .20

     Stock price - High    12         11 1/8     12 3/4     13 5/8      13 5/8
                 - Low      9 3/4      9 7/8      9 7/8     12           9 3/4

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

        PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1995 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1995 fiscal year-end. Identification of executive officers appears below. David J. Gerber, the Secretary and a director of the Company, is the son of H. Joseph Gerber, the Chairman of the Board of Directors and the President of the Company. Other than this relationship, there is no family relationship between the officers and the directors of the Company. All officers serve at the pleasure of the Board of Directors and are appointed at the Annual Meeting of the Board of Directors. The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of initial appointment thereto, and other positions held during the past five years, including positions held with subsidiaries of the Company.

                                 Present Position     Other Positions
                                    and Date of          Held During
             Name and Age       Initial Appointment   Last Five Years
        -------------------------------------------------------------------

        H. Joseph Gerber        President (1948)      None
              (71)

        George M. Gentile       Senior Vice           Treasurer
              (59)              President,
                                Finance
                                (September 8, 1977)

        Fredric K. Rosen        Senior Vice           President, Gerber
              (56)              President             Garment Technology,
                                (September 5, 1990)   Inc.

        Ronald B. Webster       Senior Vice           Vice President
              (58)              President
                                (September 4, 1991)   President, Gerber
                                                      Scientific Products,Inc.

        Richard F. Treacy, Jr.  Senior Vice           General Counsel, Secretary
              (50)              President
                                (June 1, 1994)

        Gary K. Bennett         Treasurer             Corporate Controller,
              (44)              (May 9, 1994)         Assistant Corporate
                                                      Controller

        David J. Gerber         Secretary             Attorney
              (34)              (January 1, 1995)

          ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 1995 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1995 fiscal year-end.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.

          The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Voting Rights and Principal Shareholders" and "Election of Directors" in the Company's 1995 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1995 fiscal year-end.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by Item 13 is incorporated herein by reference to the information contained under the caption
          "Election  of Directors"  in  the Company's  1995 Annual  Meeting
          Proxy Statement which will be filed within 120 days of the Company's April 30, 1995 fiscal year-end.

        PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

                  (a) The following documents are filed as part of this report:

                       1.  Financial Statements:                     Page

                           Consolidated Statement of Earnings
                             for the years ended April 30, 1995,
                             1994, and 1993 . . . . . . . . . . . .   20
                           Consolidated Balance Sheet at
                             April 30, 1995 and 1994  . . . . . . .   21
                           Consolidated Statement of Changes in
                             Shareholders' Equity for the years
                             ended April 30, 1995, 1994, and 1993 .   22
                           Consolidated Statement of Cash Flows
                             for the years ended April 30, 1995,
                             1994, and 1993 . . . . . . . . . . . .   23
                           Independent Auditors' Report . . . . . .   24
                           Summary of Significant Accounting
                             Policies . . . . . . . . . . . . . . . 25 - 27
                           Notes to Consolidated Financial
                             Statements . . . . . . . . . . . . . . 28 - 42


                       2.  Financial Statement Schedules

                           All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       3.  Exhibits

                           3.1 Restated Certificate of Incorporation of the Company.

                           3.2   By-laws of the Company.

                           4.1* Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide to the Commission, upon request, copies of certain other instruments with respect to long-term debt where the amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                          10.1   Gerber  Scientific,  Inc.  1982  Employee
                                 Stock Plan.

                          10.2   Gerber  Scientific,  Inc.  1992  Employee
                                 Stock Plan.

                          10.3   Gerber   Scientific,   Inc.   1992   Non-
                                 Employee Director Stock Option Plan.

                          10.4   Gerber   Scientific,  Inc.   Profit   and
                                 Growth  Incentive  Bonus  Plan  for   the
                                 Fiscal Year Ending April 30, 1995.

                          10.5 Description of consulting arrangements with certain directors of the Company.

                          11.1*  Statement  re  Computation  of Per  Share
                                 Earnings.

                          22.1*  Subsidiaries of the Registrant.

                          24.1*  Consent of Independent Auditors.


                     (b) No  reports on  Form 8-K  were  filed during  the
                         last quarter of fiscal year 1995.

                     (c) See Item 14(a) 3. above.

                     (d) See Item 14(a) 2. above.



           *Filed herewith.

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         GERBER SCIENTIFIC, INC.
                                         -----------------------
                                             (Registrant)

                                         BY:  /s/  George  M. Gentile
                                         -------------------------------
        Date:  July 27, 1995                  George M. Gentile
               -------------                  Senior Vice President, Finance
                                              and Principal Accounting
                                              Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Date              Signature                    Title
             ----              ---------                    -----

        July 27, 1995    /s/ H. Joseph Gerber       President
        -------------    -----------------------    Director
                            (H. Joseph Gerber)

        July 27, 1995    /s/ George M. Gentile      Senior Vice President,
        -------------    -----------------------      Finance
                            (George M. Gentile)     Director

        July 27, 1995    /s/ Stanley Simon          Director
        -------------    -----------------------
                            (Stanley Simon)

        July 27, 1995    /s/ W. Jerome Vereen       Director
        -------------    -----------------------
                            (W. Jerome Vereen)

        July 27, 1995    /s/ A. Robert Towbin       Director
        -------------    -----------------------
                            (A. Robert Towbin)

        July 27, 1995    /s/ David J. Gerber        Secretary
        -------------    -----------------------    Director
                            (David J. Gerber)

        July 27, 1995    /s/ Edward E. Hood, Jr.    Director
        -------------    -----------------------
                            (Edward E. Hood, Jr.)

        July 27, 1995    /s/ Gary K. Bennett        Treasurer and Corporate
        -------------    -----------------------    Controller
                            (Gary K. Bennett)

                                   EXHIBIT INDEX


        Exhibit Index
           Number                         Exhibit                      Page
        -------------                     -------                      ----

               3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended April 30, 1990).

               3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended April 30, 1990).

               4.1*        Agreement    pursuant   to    S-K    Item
                           601(b)(4)(iii)(A)  to   provide  to   the
                           Commission,  upon   request,  copies   of
                           certain  other instruments  with  respect
                           to  long-term  debt  where the  amount of
                           securities  authorized  under  each  such
                           instrument does not exceed 10 percent  of
                           the total  assets of  the Registrant  and
                           its   subsidiaries  on   a   consolidated
                           basis.                                        51

              10.1 Gerber Scientific, Inc. 1982 Employee Stock Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, File No. 2-93695 and Post-Effective Amendment No. 1 to the Registration Statement).

              10.2 Gerber Scientific, Inc. 1992 Employee Stock Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement in connection with the Annual Meeting of Shareholders held September 24, 1992, File No. 1-5865).

              10.3 Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit B to the Company's Proxy Statement in connection with the Annual Meeting of Shareholders held September 24, 1992, File No. 1-5865).

          *Filed herewith.

          Exhibit Index
             Number                           Exhibit                  Page
          -------------                       -------                  ----

              10.4         Gerber   Scientific,  Inc.   Profit   and
                           Growth   Incentive  Bonus  Plan  for  the
                           Fiscal   Year   Ending   April 30,   1995
                           (incorporated  herein  by  reference   to
                           Exhibit  10  to the  Company's  Quarterly
                           Report on Form 10-Q for the quarter ended July 31, 1994).

              10.5 Description of consulting arrangements with certain directors of the Company (incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1995 Annual Meeting Proxy Statement).

              11.1*        Statement  re  Computation of  Per  Share
                           Earnings.                                     53

              22.1*        Subsidiaries of the Registrant.               54

              24.1*        Consent of Independent Auditors.              55

              27           Financial Data Schedule.                      56


          *Filed herewith.

                                                        EXHIBIT 11.1


            GERBER SCIENTIFIC, INC. AND CONSOLIDATED SUBSIDIARIES

                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

      --------------------------------------------------------------------------
      Years ended April 30,               1995           1994            1993
      --------------------------------------------------------------------------

      Net earnings before
       cumulative effect of
       accounting change              $18,111,000    $14,533,000     $ 8,336,000

      Cumulative effect of
        accounting change                      --        788,000              --
                                      -----------    -----------     -----------
      Net earnings                    $18,111,000    $15,321,000     $ 8,336,000
                                      ===========    ===========     ===========

      Average common shares
        outstanding                    23,795,774     23,792,137      23,816,087

      Common stock equivalents:
        Common stock attributable
          to stock options
          (treasury stock method)         154,337        174,750         102,227
                                      -----------    -----------     -----------
      Weighted average shares of
        common stock outstanding
        during the period              23,950,111     23,966,887      23,918,314
                                      ===========    ===========     ===========

      Net earnings per common share:

      Before cumulative effect
        of accounting change          $       .76    $       .61     $       .35

      Cumulative effect of
        accounting change                      --            .03              --
                                      -----------    -----------     -----------

      Net earnings per common share   $       .76    $       .64     $       .35
                                      ===========    ===========     ===========


      Note:

      Net earnings per common share as calculated above is presented on a primary and fully diluted basis.

                                                               EXHIBIT 22.1


                                GERBER SCIENTIFIC, INC.

                             SUBSIDIARIES OF THE REGISTRANT


                                                         State or Jurisdiction
                                                                   of
                                                             Incorporation or
                   Subsidiary                                  Organization
                   ----------                            ----------------------

        Gerber Systems Corporation                           Connecticut
          Gerber Systems GmbH                                Germany
          Gerber Systems Corporation S.R.L.                  Italy
          Gerber Systems Corporation N.V.                    Belgium
          Gerber Systems Corporation Limited                 United Kingdom
          GST Far East, Limited                              Hong Kong

        Gerber Garment Technology, Inc.                      Connecticut
          GGT Canada, Ltd.                                   Canada
          GGT International (Australia) Pty. Ltd.            Australia
          GGT International (NZ) Ltd.                        New Zealand
          GGT International (Far East) Ltd.                  Hong Kong
          GGT International de Mexico, S.A. de C.V.          Mexico
          Gerber Garment Technology GmbH                     Germany
          Gerber Garment Technology S.R.L.                   Italy
          Gerber Garment Technology N.V./S.A.                Belgium
          Gerber Garment Technology S.A.R.L.                 France
          Gerber Garment Technology AB                       Sweden
          Gerber Garment Technology Ltd.                     United Kingdom
          GGT-Niebuhr A/S                                    Denmark
          Gerber Garment Technology Systems
            Computorizados LDA                               Portugal
          M.D. "Europe" Ltd.                                 United Kingdom
          C.I.M. Microdynamics Limited                       United Kingdom
          Microdynamics AB                                   Sweden
          Microdynamics (H.K.) Limited                       Hong Kong

        Gerber Scientific Products, Inc.                     Connecticut
          Gerber Scientific Products GmbH                    Germany

        Gerber Optical, Inc.                                 Connecticut

        Gerber Venture Capital Corporation                   Delaware

        Gerber Foreign Sales Corporation, Inc.               U.S. Virgin
                                                             Islands


        Other entities, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of April 30, 1995 and are not listed above.

                                                               EXHIBIT 24.1


                           CONSENT OF INDEPENDENT AUDITORS


          To the Board of Directors and Shareholders of Gerber Scientific, Inc.


          We consent to incorporation by reference in the registration statements No. 2-93695 and No. 33-58668 on Form S-8 and No. 33-58670 on Form S-3 of Gerber Scientific, Inc. of our report dated May 24, 1995 relating to the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1995 and 1994 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1995, which report appears in the April 30, 1995 annual report on Form 10-K of Gerber Scientific, Inc.


                                        /s/ KPMG Peat Marwick LLP

                                        KPMG PEAT MARWICK LLP


          Hartford, Connecticut
          July 24, 1995