Form 10-Q
period 1995-07-31
GERBER SCIENTIFIC INC
filed 1995-08-22
CIK 41133

August 22, 1995






          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended July 31, 1995.

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


                                        FORM 10-Q

               (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
                           PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended
            July 31, 1995                             Commission File No. 1-5865



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


                                Yes  / X / .   No /  / .


        At July 31, 1995, 23,767,120 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                               Quarter Ended July 31, 1995


                                                                        PAGE
                                                                        ----

        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended July 31, 1995 and 1994                          2

                    Balance Sheet at July 31, 1995 and April 30, 1995     3

                    Statement of Cash Flows for the three months
                    ended July 31, 1995 and 1994                          4

                    Notes to Financial Statements                         5

                    Independent Auditors' Report                          7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8


        Part II - Other Information

           Item 6.  Exhibits and Reports on Form 8-K                     11


        Signature                                                        12


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS



                                                            In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended July 31,                       1995            1994
       ------------------------------------------------------------------------
       Revenue:

          Product sales                              $  77,073       $  60,869
          Service                                       11,118           9,164
                                                     ---------       ---------
                                                        88,191          70,033
                                                     ---------       ---------

       Costs and Expenses:

          Cost of product sales                         41,795          34,129
          Cost of service                                7,420           6,111
          Selling, general and administrative           27,776          20,749
          Research and development expenses              6,077           5,480
                                                     ---------       ---------
                                                        83,068          66,469
                                                     ---------       ---------

       Operating income                                  5,123           3,564

       Other income                                      1,374           1,151
       Interest expense                                   (104)           (114)
                                                     ---------       ---------
       Earnings before income taxes                      6,393           4,601

       Provision for income taxes                        1,900           1,500
                                                     ---------       ---------
       Net earnings                                  $   4,493       $   3,101
                                                     =========       =========


       Net earnings per common share                  $     .19       $     .13
                                                      =========       =========
       Dividends paid per common share                $     .08       $     .06
                                                      =========       =========
       Average common shares outstanding                 23,997          24,025
                                                      =========       =========

                                See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET

                                                              In Thousands
       ------------------------------------------------------------------------
                                                        July 31,      April 30,
                                                         1995          1995
       ------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    5,704    $   10,208
         Accounts receivable                               66,197        62,900
         Inventories                                       61,802        59,496
         Prepaid expenses                                  11,562        14,310
                                                       ----------    ----------
                                                          145,265       146,914
                                                       ----------    ----------

       Investments and long-term
         receivables                                       79,338        84,152
                                                       ----------    ----------

       Property, plant and equipment                      104,049       100,217
         Less accumulated depreciation                     51,238        49,081
                                                       ----------    ----------
                                                           52,811        51,136
                                                       ----------    ----------

       Intangible assets                                   48,237        48,094
         Less accumulated amortization                      8,651         8,435
                                                       ----------    ----------
                                                           39,586        39,659
                                                       ----------    ----------
       Other assets                                         2,948         2,567
                                                       ----------    ----------
                                                       $  319,948    $  324,428
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  13,534        19,179
         Accrued compensation and benefits                  9,390        10,935
         Other accrued liabilities                         24,654        25,050
         Deferred revenue and litigation award              9,533         9,318
         Advances on sales contracts                        4,114         3,722
                                                       ----------    ----------
                                                           61,418        68,397
                                                       ----------    ----------

       Noncurrent Liabilities:

         Deferred income taxes                              9,152         9,541
         Long-term debt                                     7,483         7,531
         Other                                              1,657         1,657
                                                       ----------    ----------
                                                           18,292        18,729
                                                       ----------    ----------


       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,767,120 and 23,757,780 shares                23,767        23,758
         Paid-in capital                                   35,149        34,885
         Retained earnings                                178,824       176,621
         Cumulative translation component                   2,498         2,038
                                                       ----------    ----------
                                                          240,238       237,302
                                                       ----------    ----------
                                                       $  319,948    $  324,428
                                                       ==========    ==========


                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                In Thousands
       ------------------------------------------------------------------------
       Three Months Ended July 31,                           1995        1994
       ------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                     $  4,493    $   3,101
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   2,607        2,279
             Deferred income taxes                            (389)       1,116
             Changes in operating accounts, net of
             effects from business aquisitions:
               Accounts receivable                          (3,258)      (1,835)
               Long-term receivables                          (231)           9
               Inventories                                  (2,095)       4,020
               Prepaid expenses                              2,748           39
               Accounts payable and accrued expenses        (6,704)        (126)
                                                          --------    ---------
       Provided by (Used for) Operating Activities          (2,829)       8,603
                                                          --------    ---------
       Financing Activities
         Purchase of common stock                             (459)          --
         Repayments of long-term debt                          (48)         (48)
         Net short-term financing                               --       (1,110)
         Exercise of stock options                             342          158
         Dividends on common stock                          (1,900)      (1,430)
                                                          --------    ---------
       (Used for) Financing Activities                      (2,065)      (2,430)
                                                          --------    ---------
       Investing Activities
         Long-term debt securities                           5,014         (493)
         Business acquisitions                                (486)        (876)
         Additions to property, plant and equipment         (3,843)      (1,536)
         Intangible and other assets                          (747)        (426)
         Other long-term investments                           452         (322)
                                                          --------    ---------
       Provided by (Used for) Investing Activities             390       (3,653)
                                                          --------    ---------
       Increase (Decrease) in Cash and Short-Term
         Cash Investments                                   (4,504)       2,520

       Cash and Short-Term Cash Investments,
         Beginning of Period                                10,208       15,605
                                                          --------    ---------
       Cash and Short-Term Cash Investments,
         End of Period                                    $  5,704    $  18,125
                                                          ========    =========
                                  See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1

          The consolidated balance sheet at July 31, 1995 and the consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1995 and 1994 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended July 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

          NOTE 2

          The classification of inventories was as follows (in thousands):

                                      July 31, 1995       April 30, 1995
                                      -------------       --------------
             Raw materials and
               purchased parts          $ 49,789             $ 48,000
             Work in process              12,013               11,496
                                        --------             --------
                                        $ 61,802             $ 59,496
                                        ========             ========

          NOTE 3

          Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES



                With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. at July 31, 1995 and for the three-month periods ended July 31, 1995 and 1994, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 21, 1995 appearing on page 7. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                              INDEPENDENT AUDITORS' REPORT


            To the Board of Directors and Shareholders of Gerber Scientific, Inc.


            We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 1995 and 1994 and the consolidated balance sheet as of July 31, 1995 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 24, 1995 on the consolidated financial statements for the year ended April 30, 1995 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

            A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based   on  our  review,  we  are  not  aware  of  any  material
            modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1995 and 1994, or the consolidated balance sheet as of July 31, 1995 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ KPMG PEAT MARWICK LLP

                                         KPMG PEAT MARWICK LLP



            Hartford, Connecticut
            August 21, 1995

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          FINANCIAL CONDITION

          At July 31, 1995 the Company's ratio of current assets to current liabilities was 2.4 to 1 compared with 2.1 to 1 at April 30, 1995. Net working capital at July 31, 1995 was $83.8 million, an increase of $5.3 million from the beginning of the current fiscal year. The Company's cash and short-term investments totalled $5.7 million at July 31, 1995, which was lower than at the end of the preceding fiscal year but adequate for the Company's requirements. In addition, the Company's portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totalled $77.7 million at July 31, 1995.

          Operating activities required $2.8 million in cash during the first quarter of the current year. Cash generated by earnings and depreciation and amortization was offset by growth in accounts receivable and inventories, and by a reduction in accounts payable related to the timing of vendor payments.

          The principal non-operating uses of cash were for additions to property, plant, and equipment of $3.8 million and payment of dividends of $1.9 million. The Company does not expect to sustain the first quarter rate of capital expenditures for the remainder of the current fiscal year and anticipates that annual expenditures will be in the range of $8 million.

          The Company's total debt at July 31, 1995 was $7.7 million, down slightly from April 30, 1995. The ratio of total debt to shareholders' equity also declined slightly to 3.2 percent at July 31, 1995. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

          In the first quarter of the current fiscal year, the Company entered into a formal line of credit agreement with a major U.S. commercial bank providing for up to $22 million in borrowings by the Company. Any borrowings under this line of credit would be for terms up to six months in length and bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR). The line of credit has a commitment fee of 1/8 percent of the unused amount. At July 31, 1995 no amounts were borrowed against this line of credit.

          RESULTS OF OPERATIONS

          Combined sales and service revenue for the three months ended July 31, 1995 increased $18.2 million, or 26 percent, from the first quarter of last year. The increase reflected both higher product sales and service revenue. Product sales were higher primarily as a result of increased shipments of newer-model GERBERcutter(R) fabric cutting systems and marker-making systems for the apparel and related industries. Product sales were also enhanced by increased shipments of the Gerber EDGE (TM), an imaging device used in the signmaking industry to print four-color process images and other special effects directly on vinyl. Related to this increase were higher sales of aftermarket supplies.

          The operations of Microdynamics, which was acquired in the second quarter of last year, added approximately $3.2 million to this year's first quarter product sales and $1.4 million to service revenue. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product management systems to the apparel, footwear, and sewn goods industries.

          Gross profit  margins on product  sales and service  revenue were
          45.7 percent and 33.3 percent, respectively, in this year's first quarter compared with 43.9 percent and 33.3 percent, respectively, in last year's first quarter. The lower product margin last year reflected start-up costs on initial production runs of the new GERBERcutter series. The product margin improvement in the current year also reflected the favorable impact of the higher sales volume. The improvement in service gross profit margins resulted from the acquisition of the Microdynamics' service business.

          Selling, general, and administrative expenses in this year's first quarter were 31.5 percent of the associated revenue compared with 29.6 percent in last year's first quarter. The increase in this ratio reflected primarily growth in marketing expenses. These higher expenses resulted from advertising campaigns and exhibition expenses associated with the promotion of certain new products and also the additional expenses from the acquisition of Microdynamics.

          The Company continued to commit significant resources to research and the development of new products. R&D expense of $6.1 million in this year's first quarter represented 6.9 percent of revenue compared with $5.5 million last year, or 7.8 percent of the prior year's revenue.

          Interest expense for this year's first quarter was substantially unchanged from the same period of last year. Other income in this year's first quarter was $.2 million higher than last year and reflected both higher royalty income and interest income.

          The provision rate for income taxes was 29.7 percent in the first quarter of this year, compared with 32.6 percent in last year's first quarter. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily because of tax-exempt interest income.

          As a result of the aforementioned, net earnings increased in this year's first quarter to $4.5 million from $3.1 million last year. Earnings per share were $.19 in this year's first quarter compared with $.13 per share last year.

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




                                            GERBER SCIENTIFIC, INC.
                                            -----------------------
                                                  (Registrant)





            Date:  August 22, 1995     By:  /s/ George M. Gentile
                  -----------------         ------------------------------
                                            George M. Gentile
                                            Senior Vice President, Finance,
                                            and Principal Financial Officer

                                     EXHIBIT INDEX



            Exhibit Index
               Number                  Exhibit                        Page
            -------------              -------                        ----

                 11            Statement Regarding Computation
                               of Per Share Earnings.*                 16


                 15            Letter Regarding Unaudited Interim
                               Financial Information.*                 17

                 27           Financial Data Schedule.*                18




            *Filed herewith.

                                                            EXHIBIT NO. 11





                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                             COMPUTATION OF PER SHARE EARNINGS



          Three Months Ended July 31,                  1995            1994
          ---------------------------------------------------------------------



          Net earnings                              $ 4,493,000     $ 3,101,000
                                                    ===========     ===========


          Weighted average shares of common
            stock outstanding during the
            period                                   23,769,152      23,837,567



          Common stock equivalents:

            Common stock attributable to
            stock options (treasury stock
            method)                                     228,330         186,977
                                                    -----------     -----------



          Average common shares outstanding          23,997,482      24,024,544
                                                    ===========     ===========



          Net earnings per common share             $       .19     $       .13
                                                    ===========     ===========



          Note: Net earnings per common share as calculated above is presented on a primary and fully diluted basis.

                                                             EXHIBIT NO. 15




          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                        Re:  Registration Statements on Form S-8,
                             File No. 2-93695 and No. 33-58668

                             Registration Statement on Form S-3,
                             File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated August 21, 1995 related to our review of interim financial information.

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


                                          Very truly yours,


                                          /s/ KPMG PEAT MARWICK LLP

                                          KPMG PEAT MARWICK LLP



          Hartford, Connecticut
          August 21, 1995