Form 10-Q
period 1995-10-31
GERBER SCIENTIFIC INC
filed 1995-11-21
CIK 41133

November 21, 1995





          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended October 31, 1995.

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



        For the quarter ended
           October 31, 1995                           Commission File No. 1-5865



                                GERBER SCIENTIFIC, INC.
                 -------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)




                  CONNECTICUT                                   06-0640743
        -------------------------------                     -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)



          83 Gerber Road West, South Windsor, Connecticut             06074
        --------------------------------------------------         ----------
              (Address of principal executive offices)             (Zip Code)



        Registrant's Telephone Number, including area code       (860) 644-1551
                                                                 --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / X /  .   No /  / .


        At October 31, 1995, 23,511,845 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                             Quarter ended October 31, 1995


                                                                        PAGE
                                                                        ----

        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months            2
                    ended October 31, 1995 and 1994

                    Statement of Earnings for the six months              3
                    ended October 31, 1995 and 1994

                    Balance Sheet at October 31, 1995 and                 4
                    April 30, 1995

                    Statement of Cash Flows for the six months            5
                    ended October 31, 1995 and 1994

                    Notes to Financial Statements                         6

                    Independent Accountants' Report                       8

           Item 2.  Management's Discussion and Analysis of               9
                    Financial Condition and Results of Operations


        Part II - Other Information

           Item 4.  Submission of Matters to a Vote                      12
                    of Security Holders

           Item 6.  Exhibits and Reports on Form 8-K                     12


        Signature                                                        13


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS

       ------------------------------------------------------------------------
                                                            In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended October 31,                    1995            1994
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $  78,699       $  63,047
          Service                                        11,459           9,897
                                                      ---------       ---------
                                                         90,158          72,944
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          41,727          34,140
          Cost of service                                 7,539           6,542
          Selling, general and administrative            27,950          21,750
          Research and development expenses               6,055           6,454
                                                      ---------       ---------
                                                         83,271          68,886
                                                      ---------       ---------

       Operating income                                   6,887           4,058

       Other income                                         939           1,685
       Interest expense                                     (93)            (90)
                                                      ---------       ---------
       Earnings before income taxes                       7,733           5,653

       Provision for income taxes                         2,200           1,600
                                                      ---------       ---------

       Net earnings                                   $   5,533       $   4,053
                                                      =========       =========

       Net earnings per common share                  $     .23       $     .17
                                                      =========       =========

       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,912          24,012
                                                      =========       =========


                                 See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                            In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Six Months Ended October 31,                      1995            1994
       ------------------------------------------------------------------------
       Revenue:

          Product sales                               $ 155,772       $ 123,916
          Service                                        22,577          19,061
                                                      ---------       ---------
                                                        178,349         142,977
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          83,522          68,269
          Cost of service                                14,959          12,653
          Selling, general and administrative            55,726          42,499
          Research and development expenses              12,132          11,934
                                                      ---------       ---------
                                                        166,339         135,355
                                                      ---------       ---------

       Operating income                                  12,010           7,622

       Other income                                       2,313           2,836
       Interest expense                                    (197)           (204)
                                                      ---------       ---------

       Earnings before income taxes                      14,126          10,254

       Provision for income taxes                         4,100           3,100
                                                      ---------       ---------

       Net earnings                                   $  10,026       $   7,154
                                                      =========       =========

       Net earnings per common share                  $     .42       $     .30
                                                      =========       =========

       Dividends paid per common share                $     .16       $     .14
                                                      =========       =========
       Average common shares outstanding                 23,954          24,018
                                                      =========       =========

                                 See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET

                                                              In Thousands
       ------------------------------------------------------------------------
                                                        October 31,   April 30,
                                                           1995          1995
       ------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    6,519    $   10,208
         Accounts receivable                               68,354        62,900
         Inventories                                       64,657        59,496
         Prepaid expenses                                  11,276        14,310
                                                       ----------    ----------
                                                          150,806       146,914
                                                       ----------    ----------

       Investments and long-term
         receivables                                       68,495        84,152
                                                       ----------    ----------

       Property, plant and equipment                      105,199       100,217
         Less accumulated depreciation                     50,928        49,081
                                                       ----------    ----------
                                                           54,271        51,136
                                                       ----------    ----------

       Intangible assets                                   48,404        48,094
         Less accumulated amortization                      8,932         8,435
                                                       ----------    ----------
                                                           39,472        39,659
                                                       ----------    ----------
       Other assets                                         3,178         2,567
                                                       ----------    ----------
                                                       $  316,222    $  324,428
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  12,833        19,179
         Accrued compensation and benefits                 11,009        10,935
         Other accrued liabilities                         22,244        25,050
         Deferred revenue and litigation award              9,867         9,318
         Advances on sales contracts                        3,502         3,722
                                                       ----------    ----------
                                                           59,648        68,397
                                                       ----------    ----------

       Noncurrent Liabilities:
         Deferred income taxes                              8,897         9,541
         Long-term debt                                     7,435         7,531
         Other                                              1,657         1,657
                                                       ----------    ----------
                                                           17,989        18,729
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,511,845 and 23,757,780 shares                23,512        23,758
         Paid-in capital                                   34,931        34,885
         Retained earnings                                178,330       176,621
         Cumulative translation component                   1,812         2,038
                                                       ----------    ----------
                                                          238,585       237,302
                                                       ----------    ----------
                                                       $  316,222    $  324,428
                                                       ==========    ==========


                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                In Thousands
      --------------------------------------------------------------------------
       Six Months Ended October 31,                           1995         1994


      --------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                     $ 10,026      $ 7,154
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   5,248        4,900
             Deferred income taxes                            (644)       2,038
             Changes in operating accounts, net of
               effects from business acquisitions:
                 Accounts receivable                        (4,980)      (3,916)
                 Long-term receivables                         (60)          43
                 Inventories                                (4,950)       1,149
                 Prepaid expenses                            3,034       (2,435)
                 Accounts payable and accrued expenses      (8,749)       4,649
                                                           --------    --------
       Provided by (Used for) Operating Activities          (1,075)      13,582
                                                           --------    --------

       Financing Activities
         Purchase of common stock                           (5,274)      (1,370)
         Repayments of long-term debt                          (96)        (597)
         Net short-term financing                               --       (2,471)
         Exercise of stock options                             559          235
         Dividends on common stock                          (3,802)      (3,338)
                                                          --------     --------

       (Used for) Financing Activities                      (8,613)      (7,541)
                                                          --------     --------
       Investing Activities
         Long-term debt securities                          15,258       (1,116)
         Business acquisitions                                (486)      (8,706)
         Additions to property, plant and equipment         (7,461)      (4,230)
         Intangible and other assets                        (1,071)        (924)
         Other long-term investments                          (241)         740
                                                          --------     --------

       Provided by (Used for) Investing Activities           5,999      (14,236)
                                                          --------     --------
       (Decrease) in Cash and Short-Term
         Cash Investments                                   (3,689)      (8,195)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                10,208       15,605
                                                          --------     --------
       Cash and Short-Term Cash Investments,
         End of Period                                    $  6,519     $  7,410
                                                          ========     ========
                                  See Accompanying Notes

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1

          The consolidated balance sheet at October 31, 1995, the consolidated statements of earnings for the three- and six-month periods ended October 31, 1995 and 1994, and the consolidated statement of cash flows for the six-month periods ended October 31, 1995 and 1994 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended October 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

          NOTE 2

          The classification of inventories was as follows (in thousands):

                                      October 31, 1995    April 30, 1995
                                      ----------------    --------------
             Raw materials and
               purchased parts          $ 53,495             $ 48,000
             Work in process              11,162               11,496
                                        --------             --------
                                        $ 64,657             $ 59,496
                                        ========             ========

          NOTE 3

          Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES



          With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. at October 31, 1995 and for the three- and six-month periods ended October 31, 1995 and 1994, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 20, 1995 appearing on page 8. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                           INDEPENDENT ACCOUNTANTS' REPORT



          To the Board of Directors and Shareholders of Gerber Scientific, Inc.

          We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 1995 and 1994, the consolidated statement of cash flows for the six-month periods ended October 31, 1995 and 1994, and the consolidated balance sheet as of October 31, 1995 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 24, 1995 on the consolidated financial statements for the year ended April 30, 1995 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

          Based  on  our  review,   we  are  not  aware  of   any  material
          modifications that should be made to the accompanying consolidated statements of earnings for the three- and six-month periods ended October 31, 1995 and 1994, the consolidated statement of cash flows for the six-month periods ended October 31, 1995 and 1994, or the consolidated balance sheet as of October 31, 1995 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                         KPMG PEAT MARWICK LLP



          Hartford, Connecticut
          November 20, 1995

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          At October 31, 1995 the Company's ratio of current assets to current liabilities was 2.5 to 1 compared with 2.1 to 1 at April 30, 1995. Net working capital at October 31, 1995 was $91.2 million, an increase of $12.6 million from the beginning of the current fiscal year. The Company's cash and short-term investments totalled $6.5 million at October 31, 1995, which was lower than at the end of the preceding fiscal year but adequate for the Company's requirements. In addition, the Company's portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totalled $67.4 million at October 31, 1995.

          Operating activities required $1.1 million in cash for the six-month period ended October 31, 1995 compared with $13.6 million provided by operating activities for the same period last year. Cash generated by earnings and depreciation and amortization was offset by growth in accounts receivable and inventories related to the higher volume of business, and by a reduction in accounts payable related to the timing of vendor payments.

          The principal non-operating uses of cash were additions to property, plant, and equipment ($7.5 million), open market purchases of the Company's common stock ($5.3 million), and payment of dividends on common stock ($3.8 million).

          The Company does not expect to sustain the same rate of capital expenditures for the second half of the current fiscal year and now anticipates that annual capital expenditures will be in the range of $10-11 million.

          In the first six months of the current year, the Company has purchased 305,000 shares of its common stock in the open market at an average price of $17.31 per share. Under current Board authorization, the Company may purchase up to 1,139,700 additional shares as, in the opinion of management, market conditions may warrant.

          The Company's total debt at October 31, 1995 was $7.6 million compared with $7.7 million at April 30, 1995. The ratio of total debt to shareholders' equity also declined slightly to 3.2 percent at October 31, 1995. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

          In the first quarter of the current fiscal year, the Company entered into a formal line of credit agreement with a major U.S. commercial bank providing for up to $22 million in borrowings by the Company. Any borrowings under this line of credit would be for terms up to six months in length and bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR). The line of credit has a commitment fee of 1/8 percent of the unused amount. At October 31, 1995 no amounts were borrowed against this line of credit.


          RESULTS OF OPERATIONS

          Combined sales and service revenue for the second quarter and six months ended October 31, 1995 increased $17.2 million and $35.4 million, respectively, from the same periods of last year. These represented increases of 24 percent and 25 percent, respectively. The increases came from both higher product sales and service revenue. Product sales were higher as a result of increased shipments  of the  Gerber EDGE  (TM), an  imaging device  used to print four-color process images and other special effects directly on signmaking vinyl. Related to this increase were higher sales of aftermarket supplies. Product sales were also higher due to increased shipments of newer model GERBERcutter (R) fabric cutting systems, fabric spreading systems, and marker-making systems for the apparel and related industries. In geographic terms, most significant year-to-year growth has occurred in the Company's European markets with smaller gains in U.S. and other international markets.

          Gross profit margins on product sales were higher in this year's second quarter and first six months than in the same periods of last year. Service gross profit margins also improved slightly in the current year. The lower product gross profit margin last year reflected start-up costs on the first production runs of the new GERBERcutter series. The product margin improvement in the current year also reflected the favorable impact of the higher sales volume.

          Selling, general, and administrative expenses were higher in this year's second quarter and first six months primarily due to growth in marketing expenses. These higher expenses resulted from the higher sales volume and from advertising campaigns and exhibition expenses associated with the promotion of certain new products. As a percentage of revenue, SG&A expenses increased to
          31.0 percent and 31.2 percent in this year's second quarter and first six months compared with 29.8 percent and 29.7 percent in the corresponding periods of the prior year.

          The Company continued to commit significant resources to research and the development of new products. R&D expenses of $6.1 million in this year's second quarter and $12.1 million in the first six months were roughly equivalent to the prior year periods but represented lower percentages of revenue this year due to sales growth of the corresponding revenue.

          Interest expense for this year's second quarter and first six months was substantially unchanged from the same periods last year. Other income in this year's second quarter and first six months was lower than last year due to a decrease in interest income as a result of a lower invested cash position and also lower royalty income.

          The provision rate for income taxes was 29.0 percent for the first six months of this year compared with 30.2 percent in the same period last year. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily due to tax-exempt interest income.

          As a result of the aforementioned, net earnings increased 37 percent in this year's second quarter to $5.5 million or $.23 per share from $4.1 million or $.17 per share in last year's second quarter. For the first six months, net earnings this year increased 40 percent to $10.0 million or $.42 per share compared with $7.2 million or $.30 per share in the prior year.

                             PART II - OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders

          At the Registrant's Annual Meeting of Shareholders held on October 13, 1995, the shareholders voted on two matters. The first matter involved the election of Directors. The shareholders elected George M. Gentile and David J. Gerber as Directors to serve for terms expiring at the 1998 annual meeting. The terms of office of the other Directors, H. Joseph Gerber, Stanley Simon, A. Robert Towbin, Edward E. Hood, Jr., and W. Jerome Vereen, continued after the meeting.

          Votes cast in the election of Directors were as follows:

                                               Votes          Votes
                                                For          Against
                                            ----------       -------
             George M. Gentile              21,828,171       266,251
             David J. Gerber                21,821,246       273,176


          The second matter voted on by shareholders involved the approval of the 1992 Employee Stock Plan, as amended and restated as of April 30, 1995, as set forth in the Proxy Statement dated August 28, 1995.

          Votes cast were as follows:

             Votes For                      15,856,945
             Votes Against                   4,852,739
             Abstained                         158,966
             Not Voted                       1,225,772


          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 (11)  Statement   regarding   computation  of   per  share
                        earnings.

                 (15)  Letter   regarding   unaudited   interim   financial
                       information.

                 (27)  Financial Data Schdule

          (b)    Reports on Form 8-K

                 No Form 8-K was filed during the quarter for which this report is filed.

                                       SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            GERBER SCIENTIFIC, INC.
                                            -----------------------
                                                  (Registrant)




            Date:  11/21/95              By:  /s/ George M. Gentile
                   --------------       --------------------------------
                                        Senior Vice President, Finance
                                        and Principal Accounting Officer

                                     EXHIBIT INDEX
                                     -------------




            Exhibit Index
               Number                  Exhibit                        Page
            -------------              -------                        ----


                 10 Gerber Scientific, Inc. 1992 Employee Stock Plan, as Amended and Restated as of April 28, 1995 (incorporated herein by reference to the Company's Proxy Statement dated August 28,
                               1995 filed in connection with the
                               annual meeting of shareholders held
                               October 13, 1995).

                 11            Statement Regarding Computation
                               of Per Share Earnings.*

                 15            Letter Regarding Unaudited Interim
                               Financial Information.*

                 27            Financial Data Schdule*






            *Filed herewith.

                                                                EXHIBIT NO. 11



                              GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                 COMPUTATION OF PER SHARE EARNINGS


                                             Three Months                 Six Months
                                                Ended                        Ended
                                              October 31                  October 31
                                     ---------------------------   ---------------------------
                                         1995           1994           1995           1994
                                     ------------   ------------   ------------   ------------

   Net earnings                      $  5,533,000   $  4,053,000   $ 10,026,000   $  7,154,000
                                     ============   ============   ============   ============



   Weighted average shares of
     common stock outstanding
     during the period                 23,617,533     23,837,539     23,692,944     23,837,520


   Common stock equivalents:

     Common stock attributable
     to stock options (treasury
     stock method)                        294,262        174,823        261,296        180,900
                                     ------------   ------------   ------------   ------------


   Average common shares
     outstanding                       23,911,795     24,012,362     23,954,240     24,018,420
                                     ============   ============   ============   ============


     Net earnings per common share   $        .23   $        .17   $        .42   $        .30
                                     ============   ============   ============   ============


                                                                EXHIBIT NO. 15


          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                        Re:  Registration Statements on Form S-8,
                             File No. 2-93695 and No. 33-58668

                             Registration Statement on Form S-3,
                             File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated November 20, 1995 related to our review of interim financial information.

          Pursuant to Rule 436(c) under the Securities Act, such reports are not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                          Very truly yours,


                                          KPMG PEAT MARWICK LLP

          Hartford, Connecticut
          November 20, 1995