Form 10-Q
period 1996-01-31
GERBER SCIENTIFIC INC
filed 1996-02-21
CIK 41133

February 22, 1996





          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended January 31, 1996.

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


        For the quarter ended
          January 31, 1996                            Commission File No. 1-5865



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


                                   Yes /X/.   No /  /.

        At January 31, 1996, 23,150,245 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                             Quarter Ended January 31, 1996



                                                                       PAGE


        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended January 31, 1996 and 1995                       1

                    Statement of Earnings for the nine months
                    ended January 31, 1996 and 1995                       2

                    Balance Sheet at January 31, 1996 and
                    April 30, 1995                                        3

                    Statement of Cash Flows for the nine months
                    ended January 31, 1996 and 1995                       4

                    Notes to Financial Statements                         5

                    Independent Accountants' Report                       7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8


        Part II - Other Information

           Item 6.  Exhibits and Reports on Form 8-K                     12


        Signature                                                        13


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                            In Thousands
                                                    (except per share amounts)
      ------------------------------------------------------------------------
       Three Months Ended January 31,                    1996            1995
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $  75,522       $  71,599
          Service                                        11,362          11,211
                                                      ---------       ---------
                                                         86,884          82,810
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          40,707          38,036
          Cost of service                                 7,281           7,036
          Selling, general and administrative            26,374          25,648
          Research and development expenses               6,790           7,145
                                                      ---------       ---------
                                                         81,152          77,865

       Operating income                                   5,732           4,945

       Other income                                       1,558           1,625
       Interest expense                                    (139)            (91)
                                                      ---------       ---------
       Earnings before income taxes                       7,151           6,479

       Provision for income taxes                         2,000           1,700
                                                      ---------       ---------

       Net earnings                                   $   5,151       $   4,779
                                                      =========       =========

       Net earnings per common share                  $     .22       $     .20
                                                      =========       =========

       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,516          23,853
                                                      =========       =========


                                 See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                            In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Nine Months Ended January 31,                     1996            1995
       ------------------------------------------------------------------------
       Revenue:

          Product sales                               $ 231,294       $ 195,515
          Service                                        33,939          30,272
                                                      ---------       ---------
                                                        265,233         225,787
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                         124,229         106,305
          Cost of service                                22,240          19,689
          Selling, general and administrative            82,100          68,147
          Research and development expenses              18,922          19,079
                                                      ---------       ---------
                                                        247,491         213,220

       Operating income                                  17,742          12,567

       Other income                                       3,871           4,461
       Interest expense                                    (336)           (295)
                                                      ---------       ---------

       Earnings before income taxes                      21,277          16,733

       Provision for income taxes                         6,100           4,800
                                                      ---------       ---------
       Net earnings                                   $  15,177       $  11,933
                                                      =========       =========

       Net earnings per common share                  $     .64       $     .50
                                                      =========       =========

       Dividends paid per common share                $     .24       $     .22
                                                      =========       =========
       Average common shares outstanding                 23,808          23,963
                                                      =========       =========




                                 See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
       ------------------------------------------------------------------------
                                                             In Thousands
       ------------------------------------------------------------------------
                                                       January 31,    April 30,
                                                          1996          1995
       ------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    4,997    $   10,208
         Accounts receivable                               65,668        62,900
         Inventories                                       67,071        59,496
         Prepaid expenses                                  13,964        14,310
                                                       ----------    ----------
                                                          151,700       146,914
                                                       ----------    ----------
       Investments and long-term
         receivables                                       61,367        84,152
                                                       ----------    ----------

       Property, plant and equipment                      107,536       100,217
         Less accumulated depreciation                     52,942        49,081
                                                       ----------    ----------
                                                           54,594        51,136
                                                       ----------    ----------

       Intangible assets                                   48,478        48,094
         Less accumulated amortization                      9,327         8,435
                                                       ----------    ----------
                                                           39,151        39,659
                                                       ----------    ----------
       Other assets                                         3,495         2,567
                                                       ----------    ----------
                                                       $  310,307    $  324,428
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  10,709        19,179
         Accrued compensation and benefits                 10,354        10,935
         Other accrued liabilities                         21,805        25,050
         Deferred revenue and litigation award             10,396         9,318
         Advances on sales contracts                        2,854         3,722
                                                       ----------    ----------
                                                           56,311        68,397
                                                       ----------    ----------
       Noncurrent Liabilities:
         Deferred income taxes                             10,071         9,541
         Long-term debt                                     7,387         7,531
         Other                                              1,657         1,657
                                                       ----------    ----------
                                                           19,115        18,729
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,150,245 and 23,757,780 shares                23,150        23,758
         Paid-in capital                                   34,527        34,885
         Retained earnings                                176,468       176,621
         Cumulative translation component                     736         2,038
                                                       ----------    ----------
                                                          234,881       237,302
                                                       ----------    ----------
                                                       $  310,307    $  324,428
                                                       ==========    ==========

                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
       -----------------------------------------------------------------------
                                                               In Thousands
       Nine Months Ended January 31,                        1996        1995
       -----------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                    $  15,177   $  11,933
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   7,979       7,742
             Deferred income taxes                             530       2,762
             Changes in operating accounts, net of
               effects from business acquisitions:
                 Accounts receivable                        (2,653)     (5,360)
                 Long-term receivables                         (79)       (460)
                 Inventories                                (7,364)      2,689
                 Prepaid expenses                              346      (3,623)
                 Accounts payable and accrued expenses     (11,811)      3,007
                                                         ---------   ---------
       Provided by Operating Activities                      2,125      18,690
                                                         ---------   ---------
       Financing Activities
         Purchase of common stock                          (11,334)     (1,370)
         Repayments of long-term debt                         (144)       (645)
         Net short-term financing                               --      (2,755)
         Exercise of stock options                             723         254
         Dividends on common stock                          (5,685)     (5,238)
                                                         ---------   ---------
       (Used for) Financing Activities                     (16,440)     (9,754)
                                                         ---------   ---------
       Investing Activities
         Long-term debt securities                          22,781      (1,644)
         Business acquisitions                                (486)     (9,000)
         Additions to property, plant and equipment        (10,099)     (7,871)
         Intangible and other assets                        (1,758)     (1,833)
         Other long-term investments                        (1,334)        900
                                                         ---------   ---------
       Provided by (Used for) Investing Activities           9,104     (19,448)
                                                         ---------   ---------

       (Decrease) in Cash and
         Short-Term Cash Investments                        (5,211)    (10,512)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                10,208      15,605
                                                         ---------   ---------
       Cash and Short-Term Cash Investments,
         End of Period                                   $   4,997   $   5,093
                                                         =========   =========
                                  See Accompanying Notes

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Note 1

        The consolidated balance sheet at January 31, 1996, the consolidated statements of earnings for the three- and nine-month periods ended January 31, 1996 and 1995, and the consolidated statement of cash flows for the nine-month periods ended January 31, 1996 and 1995 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended January 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

        Note 2

        The classification of inventories was as follows (in thousands):

                                     January 31, 1996      April 30, 1995
                                     ----------------      --------------
              Raw materials and
                purchased parts          $  54,219            $  48,000

              Work in process               12,852               11,496
                                         ---------            ---------
                                         $  67,071            $  59,496
                                         =========            =========

        Note 3

        Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES



                With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 1996 and for the three- and nine-month periods  ended  January 31,  1996  and  1995,  KPMG  Peat
                Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 20, 1996 appearing on page
                7. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                             INDEPENDENT ACCOUNTANTS' REPORT



            To the Board of Directors and Shareholders of Gerber Scientific, Inc.


            We have made a review of the consolidated statement of earnings of Gerber Scientific, Inc. and subsidiaries for the three-month and nine-month periods ended January 31, 1996 and 1995, the consolidated statement of cash flows for the nine-month periods ended January 31, 1996 and 1995, and the consolidated balance sheet as of January 31, 1996 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 24, 1995 on the consolidated financial statements for the year ended April 30, 1995 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

            Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statement of earnings for the three-month and nine-month periods ended January 31, 1996 and 1995, the consolidated statement of cash flows for the nine-month periods ended January 31, 1996 and 1995, or the consolidated balance sheet as of January 31, 1996 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                      /s/  KPMG PEAT MARWICK LLP


            Hartford, Connecticut
            February 20, 1996

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          At January 31, 1996,the Company's ratio of current assets to current liabilities was 2.7 to 1, compared with 2.1 to 1 at April 30, 1995. Net working capital increased $16.9 million from the beginning of the current fiscal year to $95.4 million at January 31, 1996.

          The Company's cash and short-term investments totalled $5 million at January 31, 1996, which was lower than at the beginning of the fiscal year but adequate for the Company's requirements. The Company also has a portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, which totalled $59.9 million at January 31, 1996. This longer-term portfolio has declined from $82.7 million at the beginning of the current fiscal year. The primary reasons for the declines in both the short-term and longer-term cash positions are discussed below.

          Operating activities provided $2.1 million in cash in the first nine months of the current fiscal year. Cash generated by earnings and the non-cash charges for depreciation and amortization was substantially offset by growth in accounts receivable and inventories related to the higher volume of business, and by a reduction in accounts payable related primarily to the timing of vendor payments.

          The principal non-operating use of cash in the first nine months of the current year was for open market purchases of the Company's common stock. In the first nine months, the Company purchased 681,200 shares of common stock at a total cost of $11.3 million, or an average price of $16.65 per share. The funds for these stock purchases came primarily from maturities of investments in the Company's longer-term investment portfolio. Under the current Board authorization, the Company may purchase up to 763,000 additional shares as, in the opinion of management, market conditions may warrant.

          The other significant non-operating uses of cash in the first nine months of the year were for additions to property, plant, and equipment ($10.1 million) and for dividends on common stock ($5.7 million). The Company expects fiscal year 1996 capital expenditures will be in the range of $11-$12 million and expects to continue to fund these additions with cash on hand, cash generated by operations, and maturities from the long-term investment portfolio.

          The Company's total debt at January 31, 1996 was $7.6 million compared with $7.7 million at the beginning of the fiscal year. The ratio of total debt to shareholders' equity also declined slightly over this period to 3.2 percent at January 31, 1996. The Company believes that its low debt-to-equity ratio is an important indicator of its ability to borrow funds should needs arise.

          In the first quarter of the current year, the Company entered into a formal line of credit agreement with a major U.S. commercial bank providing for up to $22 million in short-term borrowings by the Company. Borrowings under this line of credit can be for terms up to six months in length and bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR). The line of credit has a commitment fee of 1/8 percent of the unused amount. During the third quarter, the Company borrowed $3 million under this line of credit to purchase its common stock and repaid the borrowing with maturities from its investment portfolio. At January 31, 1996, no amounts were borrowed under this line of credit.

          RESULTS OF OPERATIONS

          For  the third  quarter and  nine months  ended January  31, 1996, combined sales and service revenue increased $4.1 million and $39.4 million, respectively, from the comparable periods of the prior year. These represented 4.9 percent and 17.5 percent increases, respectively. Both product sales and service revenue were higher in this year's third quarter and first nine months.

          The growth in product sales in the third quarter resulted primarily from increased shipments of the Company's computerized signmaking equipment, including the Gerber EDGE (TM), an imaging system that prints four-color process images and other special effects directly on signmaking vinyl. The Company also recorded higher sales of plotters which are used to cut signmaking vinyl. Related to these increases were higher sales of aftermarket signmaking supplies.

          In the first nine months of the current year, sales of computer-controlled cutting and marker-making systems for the apparel and related industries were also higher than in the prior year. However, in the third quarter ended January 31, 1996, year-to-year sales in this product class were lower as the Company experienced a substantial drop in order entry from the U.S. apparel industry. Management anticipates this downturn will continue in the fourth quarter and believes this condition reflects the current weakness in the domestic retail industry, which in turn is causing apparel manufacturers to reduce their orders for new production equipment.

          Gross profit margins on product sales were 46.1 percent in this year's third quarter compared with 46.9 percent in the same period last year. Product margins in this year's third quarter were pressured by competitive price discounting on computer-controlled cutting and marker-making systems and by lower sales volume in this product class. Price competition was especially intense in European markets, where the Company's principal competitors are headquartered. The lower margins on these products more than offset the favorable impact on margins from the higher volume in signmaking systems. On a nine month basis, gross profit margins on product sales were 46.3 percent compared with 45.6 percent last year. The improvement in year-to-date product margins reflected the favorable impact of higher sales volume. Service gross margins were lower in both the third quarter and nine months of the current year due to less-than-anticipated revenue growth in North American service for cutting and marker-making systems.

          Selling, general, and administrative expenses were higher in this year's third quarter and first nine months due primarily to higher marketing and other expenses associated with the growth in sales. As a percentage of revenue, SG&A expenses declined to 30.3 percent in this year's third quarter from 31 percent in the same period last year. For the first nine months, SG&A expenses were 31 percent of revenue this year compared with 30.2 percent in the corresponding period last year.

          The Company continued to commit significant resources to research and the development of new products. For the third quarter and first nine months of the current year, R&D expenses of $6.8 million and $18.9 million, respectively, were slightly below the levels of the prior year. On a sequential basis, R&D spending accelerated in this year's third quarter compared with the first two quarters of the year, and management expects this higher expenditure rate will continue for the near term. Among its on-going R&D projects, the Company expects to continue to incur significant expenses in developing new computer-to-plate systems for the commercial printing industry.

          Interest expense for this year's third quarter and first nine months was higher than in the same periods of last year. During this year's third quarter the Company incurred interest expense on short-terms borrowings to fund common stock purchases. These borrowings were repaid during the quarter using proceeds from maturing municipal bond investments. Other income in this year's third quarter and first nine months was lower than last year. This decrease was due primarily to lower interest income as a result of the reduction in the longer-term investment portfolio.

          The provision rate for income taxes was 28.7 percent for the first nine months of this year, the same provision rate as in the first nine months of last year. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily as a result of tax-exempt interest income and the tax benefits derived from the Company's Foreign Sales Corporation.

          As a result of the aforementioned, net earnings for this year's third quarter ended January 31, 1996 were $5.2 million or $.22 per share compared with $4.8 million or $.20 in last year's third quarter. The percentage increase in earnings per share was higher than the percentage increase in net earnings as a result of the Company's stock purchase program, which reduced shares outstanding. For the nine months ended January 31, 1996 net earnings totalled $15.2 million or $.64 per share compared with $11.9 million or $.50 per share in the same period last year.

          In a press release issued February 21, 1996, the Company noted that it expected to report higher sales and earnings for the fiscal year ending April 30, 1996 than in the prior year. However, the Company also noted that fourth quarter earnings in the current year will be lower than last year as a result of the continued investment in the computer-to-plate business and the reduced demand for apparel automation systems. The Company estimated that earnings per share for the fourth quarter of this year will be in the range of $.16 to $.21 per share compared with $.26 in earnings per share reported in last year's fourth quarter.

          FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements that describe the Company's business prospects. Readers should keep in mind factors that could have an adverse impact on those prospects. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes and regulations and laws affecting the business, as well as product competition, pricing, the degree of acceptance of new products to the marketplace, and the difficulty of forecasting sales at various times in various markets.

                              PART II - OTHER INFORMATION



          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               (10.1) Gerber Scientific, Inc. 1992 Employee Stock Plan as amended and restated as of April 28, 1995 (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed in connection with the Annual Meeting of Shareholders held October 13, 1995).

               (10.2) Gerber Scientific, Inc. Profit and Growth Incentive Bonus Plan for the fiscal year ending April 30, 1996.

               (10.3) Consulting Agreement dated September 5, 1995 between the Company and Stanley Simon & Associates.

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



                                                  GERBER SCIENTIFIC, INC.
                                              -------------------------------
                                                       (Registrant)



        Dated:  February 21, 1996         By: /s/ George M. Gentile
               -------------------            -------------------------------
                                              Senior Vice President, Finance
                                              and Principal Financial Officer

                                    EXHIBIT INDEX


          Exhibit Index
             Number                    Exhibit                         Page
          -------------                -------                         ----


              10.1                Gerber Scientific, Inc.
                                  1992 Employee Stock Plan
                                  as amended and restated as
                                  of April 28, 1995 (incorporated
                                  herein by reference to Exhibit A
                                  to the Company's Proxy Statement
                                  filed in connection with the
                                  Annual Meeting of Shareholders
                                  held October 13, 1995)

              10.2                Gerber Scientific, Inc. Profit       17
                                  and Growth Incentive Bonus Plan
                                  for the fiscal year ending
                                  April 30, 1996*

              10.3                Consulting Agreement dated           26
                                  September 15, 1995 between
                                  the Company and
                                  Stanley Simon & Associates*

              11                  Statement Regarding Computation      27
                                  of Per Share Earnings*


              15                  Letter Regarding Unaudited Interim   28
                                  Financial Information*

              27                  Financial Data Schedule*             29

          *Filed herewith

                                                           EXHIBIT NO. 10.2

                                                               CONFIDENTIAL


                               GERBER SCIENTIFIC, INC.

                        PROFIT AND GROWTH INCENTIVE BONUS PLAN

                          FISCAL YEAR ENDING APRIL 30, 1996




          The  Profit and Growth Incentive Bonus Plan (the "Plan") for each of  Gerber  Scientific,  Inc.'s subsidiaries,  Gerber  Scientific

          Products, Inc. ("GSP"), Gerber  Garment Technology, Inc. ("GGT"),

          Gerber  Systems Corporation  ("GSC"),  and  Gerber Optical,  Inc.

          ("GOI"), for the fiscal year ending  April 30, 1996 will be based

          on  each subsidiary's  individual  performance.   The profit  and

          growth incentive bonus for Gerber Scientific, Inc.  ("Corporate")

          will be based on the Company's consolidated performance.



          PURPOSE OF THE PLAN

          The  purpose of  the Plan  is to  reward certain  domestic (U.S.)

          executives, key  management, and  other employees by  providing a cash  bonus  based upon  the  adjusted  pre-tax  profits and  the improvement in  adjusted pre-tax, pre-interest  profits of  their subsidiary or  Corporate, as applicable.  This  bonus is intended as an  incentive to increase shareholder  value through sustained and improved earnings.



          The Plan is  specifically for  the fiscal year  ending April  30,

          1996, as approved by the Board of Directors of Gerber Scientific,

          Inc.     Bonus  plans for  future  years and  their criteria  are

          subject  to  the approval  of the  Board  of Directors  of Gerber

          Scientific,  Inc.    It is  the  Board's  present intention  that

          interest   income  (intercompany  or   otherwise)  be  eventually

          eliminated from the  adjusted pre-tax profits on  which the bonus pools  are calculated  for  the "All  Other Employees"  category.

          Accordingly, the Plan for  the fiscal year ending April 30, 1996,

          eliminates one-half of such interest income from adjusted pre-tax

          profits.   The  Board  contemplates that  three-quarters of  such

          interest income would be eliminated from adjusted pre-tax profits in the Plan for fiscal year  1997 and all of such interest income would be eliminated in the fiscal year 1998 Plan.

          DETERMINATION OF THE BONUS POOLS

          The bonus pool at each participating subsidiary company will be computed as follows:

               (a)  For Subsidiary presidents  and key management, the  sum of the following:

                    - 1 percent of the consolidated adjusted pre-tax, pre-bonus profit of the subsidiary for the year ending April 30, 1996, plus

                    -    3  percent  of  the  improvement  in  consolidated

                         adjusted pre-tax, pre-bonus, pre-interest profit for the year ending April 30, 1996 over 70 percent of the  highest such amount reported  in the three

                         fiscal  years ending  April 30,  1995 (or,  in the

                         case of losses in each of these years, 100 percent of the smallest of the losses in such three year period).

<PAGE.19

               (b)  For All Other Employees:
                    - 1.50 percent of the consolidated adjusted pre-tax, pre-bonus profit of the subsidiary for the year ending April 30, 1996. Such profit will be adjusted  to  exclude  one-half  of  any  interest

                         income   (intercompany   or  otherwise)   and  the

                         equivalent income tax savings from any tax-exempt interest income.



           The bonus pool at Corporate will be computed as follows:

               (a) For Corporate officers and key management, the sum of the following:

                    -    .75 percent of  the consolidated adjusted pre-tax,

                         pre-bonus  profit for  the year  ending April  30,

                         1996, plus

                    -    2.25  percent of  the improvement  in consolidated

                         adjusted  pre-tax, pre-bonus,  pre-interest profit

                         for the year ending April 30, 1996 over 70 percent

                         of the highest such amount reported in the three fiscal years ending April 30, 1995.



               (b)  For All Other Employees:

                    -    .25  percent of the consolidated adjusted pre-tax,

                         pre-bonus  profit  for the  year ending  April 30,

                         1996.   Such  profit will  be adjusted  to exclude

                         one-half of any  interest income (intercompany  or

                         otherwise)  and the equivalent  income tax savings

                         from any tax-exempt interest income.



          Consolidated   pre-tax  profit   is  defined   for  participating

          subsidiary  companies as  those  subsidiary consolidated  profits before income taxes which are included in the consolidated financial statements of Gerber Scientific, Inc. for the fiscal year  ending  April  30,  1996, as  certified  by  the  Company's

          independent public accountants.   Consolidated pre-tax profit  is

          defined for Corporate as  the profits before income taxes  in the consolidated financial statements of Gerber Scientific, Inc.  for the  fiscal year  ending  April 30,  1996,  as certified  by  the

          Company's independent public accountants.



          In  addition to  the  adjustments for  interest income  described above, such consolidated pre-tax profits will be further adjusted for  bonus computation purposes as  follows:  (1)  to exclude the effects  of all Foreign Sales Corporation  (FSC) activity; (2) to exclude  the  effects  of  any  material  changes  in  accounting

          principles   which   are   subject   to   Corporate  management's

          discretion; (3) to include the equivalent income tax savings from investments in  tax-exempt municipal  securities; (4)  to exclude the  effects of outside  legal costs expensed  during the current fiscal  year for lawsuits  alleging infringement of Company-owned patents for which Corporate has given written approval; for bonus computation purposes, these outside legal costs will be amortized as a  charge against consolidated  pre-tax profit  on a  straight

          line basis over  the following  60 months;   (5)  to exclude  the

          effects  of any settlement  amounts or  court awards  for damages

          resulting  from  a   patent  infringement   lawsuit;  for   bonus

          computation purposes, these amounts  will first be offset against the  amount  of  current  year patent  infringement  legal  costs amortized during the year,  and second, as an offset  against the cumulative unamortized amount of patent infringement legal costs as of the end of such fiscal year; and (6) if the settlement or court award  amounts exceed the cumulative  unamortized amount of

          patent  infringement  legal   costs,  such   excess,  for   bonus

          computation purposes, will  be amortized on a straight line basis over three years, beginning  in the year the settlement  or court award amounts are received,  as an increase to consolidated  pre-

          tax profits.



          DETERMINATION OF INDIVIDUAL BONUS AMOUNTS

          The bonus pools  for Corporate officers  and key management,  and for Subsidiary  presidents and key management,  will be allocated between  them based upon the relative  target bonus potential for the year so as to yield bonus percentages in a 50/30 ratio (e.g.,

          50 percent  for  Subsidiary presidents  and  30 percent  for  key

          management).    Management  has the  discretion  to  add  a third

          category  of  other key  employees with  a  20 percent  (or less)

          target  bonus potential.  The  total bonus pool  would remain the

          same  in  this  situation  and   would  be  allocated  among  the

          categories based  on the relative target bonus  potential for the year  so as to yield  bonus percentages in  the appropriate ratio

          (e.g.,   50  percent   for  Corporate   officers   or  Subsidiary

          presidents, 30  percent for  key management,  and 20 percent  [or less] for other key employees).



          The  portion  of the  respective  bonus pools  allocated  to each category will be divided  by the sum of the  actual regular wages paid during the year  to the eligible employees in  that category so as to yield a percentage. This percentage is then multiplied by each individual's regular wages paid to compute the applicable

          bonus  amount.    Regular wages  paid  is  defined  as base  pay,

          including  holiday pay,  vacation  pay, and  sick  time pay,  but excluding vacation paid in lieu of time off, overtime pay (except for adjustments as may be  appropriate to assure compliance  with the Fair Labor Standards Act), and any bonus pay.



          The maximum  bonus percentage computed cannot  exceed 150 percent of  the targeted  bonus potential  (e.g., 75  percent of  regular wages paid for Corporate officers and Subsidiary presidents whose targeted  bonus potential  is 50  percent, 45 percent  of regular wages  paid for key management whose  targeted bonus potential is

          30 percent, etc.).  The maximum bonus percentage computed for all other employees cannot exceed 10 percent of regular wages paid to all other eligible employees.

          ELIGIBILITY FOR THE PLAN

          All  full  time  employees  of Corporate  and  the  participating domestic subsidiary companies (GSP, GGT, GSC, and GOI) who are on the  active permanent payroll on  April 30, 1996  are eligible to

          participate   in   the   Plan   of   their   respective  company.

          Specifically   excluded  from  participating  in  the  Plan  are:

          employees of foreign (i.e.,  non-U.S.) subsidiaries and  branches of Corporate or the  domestic subsidiary companies; employees who participate in  other forms of cash  incentive compensation plans

          (e.g., salesmen on  commission); and employees under  any form of collectively bargained wage or benefit contract.



          Eligible  employees who as of  April 30, 1996  have been employed continuously  for a full year receive a full share (regular wages paid,  as  defined,  during the  Plan's  year  multiplied  by the

          applicable bonus  percentage, as  computed).   Eligible employees

          who as of April 30, 1996 have been employed continuously for more than  six months  but less  than one  full year  receive one-half share (regular wages  paid during the  Plan's year multiplied  by

          one-half  the applicable  bonus percentage).   Eligible employees

          who as  of April 30,  1996 have been  employed for less  than six months receive no share.



          Eligible employees  who transfer between  participating companies will  participate pro-rata in the Plan of each company where they were employed  during the Plan year.  Their bonus is based on the respective regular wages paid  and applicable bonus percentage at each company where they were employed.

          Employees who are laid-off during the Plan year but recalled to a participating  company within  the  period of  recall rights  and prior to the end of the Plan year will be considered  to have had no  break in  service for  purposes of  determining  bonus share.

          Employees  who were laid-off prior  to the beginning  of the Plan year  and are  recalled  to a  participating  company within  the period of recall  rights and prior  to the end  of the Plan  year will be considered to have  been employed as of the first  day of

          the  Plan year  for  purposes of  determining  bonus share.    An

          approved  leave  of absence  will not  be  considered a  break in service for purposes of determining bonus share.



          DISTRIBUTION OF THE PROFIT AND GROWTH INCENTIVE BONUS

          The  profit and  growth  incentive bonus  for each  participating company  will  be  paid  in  cash  to  eligible  employees  as  a percentage  of  their regular  wages paid  during the  Plan year,

          based upon their  period of employment (see "Eligibility  for the

          Plan").  It is expected  that any cash distribution will  be made on or before July 15, 1996.

                                                        EXHIBIT NO. 10.3

                                                        September 5, 1995


          Mr. Stanley Simon
          Stanley Simon and Associates
          70 Pine Street
          New York, NY  10270
          USA

          Re:     Retainer of  Stanley Simon  and Associates  as Management
          Consultant

          Dear Stanley:

          This letter is to memorialize our agreement concerning the retainer of Stanley Simon and Associates (SS&A) as a management consultant to Gerber Scientific, Inc. (GSI). As you are well aware, GSI's senior management, including myself, have often turned to you for advice and related services on management issues as they have arisen. Although the appointment of SS&A originally was made pursuant to a resolution of the Board of Directors which has since been superseded, we seek to continue to retain SS&A as a management consultant.

          As we have agreed, SS&A will continue to provide management consulting services to GSI apart from the services to be provided by yourself by virtue of your membership on the Board of Directors of GSI and its committees. The appointment of SS&A as a management consultant will be effective as of February 21, 1995 and will continue for a term of one year from that date. The term may be renewed annually by mutual written consent of SS&A and GSI.

          The compensation payable to SS&A will be a fixed annual rate of Ten thousand dollars ($10,000), payable monthly, plus reasonable out-of-pocket travel and other expenses incurred by SS&A with respect to consulting services performed hereunder. As an independent contractor, SS&A continues to be responsible for all other expenses, applicable taxes, and insurance.

          Please note that this letter is being sent in duplicate. To indicate your agreement with the terms of this letter, please countersign both copies and return one to my attention.

          Sincerely,

          /s/ George M. Gentile
              Senior Vice President, Finance

          /s/ Stanley Simon
              STANLEY SIMON & ASSOCIATES

                                                                EXHIBIT NO. 11


                              GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                 COMPUTATION OF PER SHARE EARNINGS



                                             Three Months                   Nine Months
                                                Ended                          Ended
                                              January 31                     January 31
                                     ---------------------------   ---------------------------
                                         1996           1995           1996           1995
                                      ------------   ------------   ------------   ------------
   Net earnings                      $  5,151,000   $  4,779,000   $ 15,177,000   $ 11,933,000
                                     ============   ============   ============   ============


   Weighted average shares of
     common stock outstanding
     during the period                 23,294,950     23,751,749     23,559,975     23,809,037


   Common stock equivalents:

     Common stock attributable
     to stock options (treasury
     stock method)                        221,007        100,951        247,867        154,250
                                     ------------   ------------   ------------   ------------

   Average common shares
     outstanding                       23,515,957     23,852,700     23,807,842     23,963,287
                                     ============   ============   ============   ============

   Net earnings per common share     $        .22   $        .20   $        .64   $        .50
                                     ============   ============   ============   ============



                                                                EXHIBIT NO. 15



          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                       Re:  Registration Statements on Form S-8
                            File No. 2-93695 and No. 33-58668

                            Registration Statement on Form S-3,
                            File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated February 20, 1996 related to our review of interim financial information.

          Pursuant to Rule 436(c) under the Securities Act, such reports are not considered a part of a Registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                        Very truly yours,


                                       /s/ KPMG PEAT MARWICK LLP



          Hartford, Connecticut
          February 20, 1996