Form 10-K
period 1996-04-30
GERBER SCIENTIFIC INC
filed 1996-07-23
CIK 41133

July 23, 1996



          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, DC  20549

                            Re:  Gerber Scientific, Inc.
                                 Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

          This filing is being effected by direct transmission to the Commission's EDGAR System.


                                        Very truly yours,


                                        /s/ George M. Gentile

                                        George M. Gentile
                                        Senior Vice President, Finance

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

       For the Fiscal Year Ended April 30, 1996     Commission File No. 1-5865

                               GERBER SCIENTIFIC, INC.
                (Exact name of Registrant as specified in its charter)

                   Connecticut                             06-0640743
       -------------------------------        -------------------------------
     (State  or  other  jurisdiction  of      (I.R.S. Employer Identification
         incorporation or organization)                       Number)

                  83 Gerber Road West
                   South Windsor, CT                            06074
       ----------------------------------------              ----------
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (860) 644-1551
       =======================================================================
       Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
                 Title of each class                   on which registered
       --------------------------------------     ---------------------------
       Common Stock, par value $1.00 per share       New York Stock Exchange

       At June 28, 1996, 23,223,100 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $320,600,000. Excluded from this amount is voting stock having an aggregate market value of approximately $53,800,000 (representing 14.4% of the outstanding voting stock) which is owned by the Company's President and Chairman of the Board of Directors and his family, and by the other members of the Board of Directors, who are deemed affiliates for purposes of this computation.

       Securities registered pursuant to Section 12(g) of the Act:   None
       =======================================================================
       Indicate by check mark  if disclosure of delinquent filers  pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
       of this Form 10-K. /   /.

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

            (1) 1996 Annual Meeting Proxy Statement (Parts I, III, and IV).

                               GERBER SCIENTIFIC, INC.

                                Index to Annual Report
                                     on Form 10-K
                              Year Ended April 30, 1996



        PART I                                                            PAGE

        Item  l.      Business  . . . . . . . . . . . . . . . . . . .       2
        Item  2.      Properties  . . . . . . . . . . . . . . . . . .       9
        Item  3.      Legal Proceedings . . . . . . . . . . . . . . .       9
        Item  4.      Submission of Matters to a Vote of Security
                      Holders . . . . . . . . . . . . . . . . . . . .      10
                      Executive Officers of the Registrant  . . . . .      10


        PART II

        Item  5.      Market for the Registrant's Common Equity
                      and Related Stockholder Matters . . . . . . . .      10
        Item  6.      Selected Financial Data . . . . . . . . . . . .      11
        Item  7.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .      12
        Item  8.      Financial Statements and Supplementary Data . .      19
        Item  9.      Changes in and Disagreements with Auditors
                      on Accounting and Financial Disclosure  . . . .      42


        PART III

        Item 10.      Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . . . .      42
        Item 11.      Executive Compensation  . . . . . . . . . . . .      43
        Item 12.      Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . . . .      43
        Item 13.      Certain Relationships and Related
                      Transactions  . . . . . . . . . . . . . . . . .      43


        PART IV

        Item 14.      Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K . . . . . . . . . . . . . .      44
                      Signatures  . . . . . . . . . . . . . . . . . .      46

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

           The Company conducts its business primarily through four wholly owned operating subsidiaries. Gerber Garment Technology, Inc.
           (GGT) designs, develops, manufactures, markets, and services computer-controlled systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling flexible materials, such as fabrics and composites, in the apparel, aerospace, automotive, furniture, and other industries. Gerber Scientific Products, Inc. (GSP) designs, develops, manufactures, markets, and services microprocessor- and PC-controlled production systems, software, and aftermarket supplies for the signmaking, graphic arts, and screenprinting industries. Gerber Systems Corporation (GSC) designs, develops, manufactures, markets, and services interactive imaging and inspection systems for the electronics and commercial printing industries. Gerber Optical, Inc. designs, develops, manufactures, markets, and services computer-controlled production systems and aftermarket supplies for the ophthalmic lens manufacturing industry.

           The Company has foreign subsidiaries which provide marketing and field service support for the Company's products. These subsidiaries are located in Belgium, Germany, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, and Hong Kong. The Company also has a subsidiary in Denmark which performs manufacturing operations.

           As of April 30, 1996, the Company had approximately 1,700 regular, full-time employees.

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

           On September 1, 1994, GGT acquired the outstanding stock of Microdynamics, Inc. (Microdynamics) of Dallas, Texas, and subsequently merged that company into GGT. The Microdynamics purchase price was approximately $8.5 million plus additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the date of acquisition. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product management systems for the apparel, footwear, and other sewn goods industries. GGT has continued to develop, manufacture, market, and support the Microdynamics' product lines.

           INFORMATION ABOUT INDUSTRY SEGMENTS

           The Company designs, develops, manufactures, markets, and services CAD/CAM factory automation systems, software, and related aftermarket supplies for a wide range of industries, including apparel, automotive, aerospace, electronics, commercial printing, ophthalmic, graphic arts, screenprinting, and signmaking. No other segment of the Company constituted 10 percent or more of revenue or net earnings in the Company's last three fiscal years.

           The Company's principal CAD/CAM products consist of the following: cutting, nesting, spreading, and material handling systems; microprocessor- and PC-controlled production systems; interactive imaging and inspection systems; and ophthalmic lens manufacturing systems. For each of the Company's last three fiscal years, the approximate percentage of consolidated sales and service revenue accounted for by these classes of products was as follows:
                                                   1996   1995   1994
                                                   ----   ----   ----
           Cutting, nesting, spreading, and
              material handling systems             54%    57%    51%
           Microprocessor- and PC-controlled
              production systems                    30%    29%    33%
           Interactive imaging and inspection
              systems                               10%     8%    11%
           Ophthalmic lens manufacturing systems     6%     6%     5%

           CAD/CAM  CUTTING,  NESTING,  SPREADING, AND  MATERIAL  HANDLING
           SYSTEMS

           The Company produces computer-controlled material spreading and cutting systems for the apparel, aerospace, automotive, and other industries that manufacture with sewn goods. Material spreading systems enhance cutting room efficiency by automating the preparation of multiple layers of material for the cutting table. The Company's GERBERcutters(R) are computer-controlled cutting systems which accurately cut parts out of single and multiple layers of flexible materials, such as textiles, vinyls, plastics, fiberglass, and advanced composite materials, quickly, efficiently, and with more precision than the traditional methods of hand cutting or die cutting.

           The Company's computer-aided design, pattern-making, and marker-making (nesting) systems automate the design, pattern-making, pattern-grading (sizing), and marker-making functions. This improves the efficiency of material usage in the apparel, furniture, luggage, automotive, aerospace, sheet metal, composites, and other industries.

           The Company's GERBERmover(R) material handling systems are computerized unit production systems that move and control the work flow among sewing operators, thereby reducing in-process inventory as well as improving efficiency and quality in the sewn goods industries.

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

           CAD/CAM MICROPROCESSOR- AND PC-CONTROLLED PRODUCTION SYSTEMS

           The Company's microprocessor- and PC-controlled production systems and software bring computer automation to the signmaking, screenprinting, and graphic arts industries. The Company produces a full range of automated lettering systems, software, plotters, routers, and other output devices that permit the design and production of signs and graphic arts on adhesive-backed vinyls and other materials. The GERBER EDGE(R), an output device produced by the Company for the sign, screenprinting, and graphics industries, creates continuous length, durable, professional-quality text and graphics, including complicated halftones, multiple colors, and process four color images directly on signmaking vinyl.

           The Company also sells aftermarket supplies to these industries, including a wide variety of adhesive-backed vinyls, translucent vinyl films, GERBER EDGE color cartridges, reflective sheeting, masking film, sandblast stencil, heat transfer flock, and specialty and screenprinting films.

           CAD/CAM INTERACTIVE IMAGING AND INSPECTION SYSTEMS

           The Company produces interactive computer-based photoplotting systems that automate the production of artwork, tooling, and documentation for printed circuit board (PCB) manufacturers. Photoplotting systems image with a beam of light on photographic film or glass. They are used in the electronics industry for producing master artwork and associated manufacturing aids for PCBs, micropackaging of microchips and ultra-large scale integrated circuits, and for various other applications requiring accurate, high-quality graphic masters. The Company also produces automatic optical inspection systems which are used for quality control in PCB manufacturing. These systems perform an on-line defect analysis by comparing a PCB or its artwork master to the original computer-aided design database.

           The Company also produces laser imaging systems for the commercial printing industry which are used to expose digital printing plates, enabling direct computer-to-plate printing. This process eliminates the necessity to expose film in making a plate for the printing press. The result is the elimination of a number of steps in the printing process and a reduction in waste, providing cost savings and faster turnaround.

           CAD/CAM OPHTHALMIC LENS MANUFACTURING SYSTEMS

           The Company produces innovative, high-technology system solutions used in the manufacture of prescription eyewear. The ophthalmic manufacturing systems offered by the Company replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels and increasing productivity. The Company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating, and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the Company's processing software. The markets for the Company's ophthalmic manufacturing systems include wholesale optical laboratories and optical retail chains and superstores.

           RESEARCH AND DEVELOPMENT

           The Company continues to emphasize technological development with research and development programs designed to create new software and hardware products, improve existing products, and modify products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 1996, 1995, and 1994 were $25,771,000, $26,009,000, and
           $22,339,000, respectively. The Company also received and expended approximately $1,373,000, $3,109,000, and $1,583,000 for the years ended April 30, 1996, 1995, and 1994, respectively, for customer-funded research and development projects.

           MARKETING

           Most of the Company's product sales are to end-users and are sold through the Company's direct sales force in the United States, subsidiaries in Europe, Canada, Mexico, Australia, New Zealand, and the Far East, and independent sales representatives and distributors in various parts of the world. The Company's microprocessor- and PC-controlled production systems are sold principally to independent distributors for resale by them. Domestic sales personnel are located in a number of cities, including Hartford, New York, Atlanta, Chicago, Dallas, and Los Angeles. The Company's foreign sales and service subsidiaries are located in Belgium, Germany, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, and Hong Kong. The Company's foreign subsidiaries act both as

           ----------------
           (R) represents a registered trademark of the Company.

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

           CUSTOMERS

           The Company's customers are primarily end-users, except in the sale of microprocessor- and PC-controlled production systems, for which the Company's customers are primarily independent distributors. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 1996, 1995, or 1994. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's business.

           BACKLOG

           The Company's backlog of orders considered firm was approximately $48,700,000 at April 30, 1996, compared with $53,800,000 at April 30, 1995. Substantially all the backlog at April 30, 1996, is scheduled for delivery in fiscal 1997. The Company records as backlog firm orders from customers for delivery at specified dates. Historically, the Company has experienced few cancellations of orders.

           COMPETITION

           The Company competes in a variety of markets and with a variety of other companies. In certain of these markets, competitors are larger and have greater financial, marketing, and technological resources than the Company. In the markets the Company serves, the principal competitive factors are product performance, price, and company reputation.

           The Company believes that through its GERBERcutters and marker-making systems, it is the largest worldwide supplier to the apparel and allied industries of computer-controlled limp material cutting systems and pattern-making, grading, and nesting systems. There is worldwide competition in these markets, and certain competing companies have become significant suppliers. Certain of these competitors have marketed cutting equipment which the Company believes may have infringed the Company's patents, and the Company has lawsuits pending against such competitors.

           In the marketplace for microprocessor- and PC-controlled signmaking, screenprinting, and graphic arts systems, the Company holds the predominant market position. The Company pioneered the development of these technologies, holding several key related patents. While there has been an increase in the number of competitors marketing software-only products, the Company believes that none have been able to match the product, marketing, and selling/distribution strengths offered by the Company.

           The Company also produces laser imaging systems for the electronics and commercial printing industries. In the electronics marketplace there are significant competitors in the manufacture and sale of laser imaging systems. The Company's automated optical inspection equipment also has significant competition, primarily from foreign manufacturers. At the present time, the Company believes its direct computer-to-printing plate laser imaging system for the commercial printing industry has a leading position. There is competition in this market and the Company anticipates that additional competition will emerge.

           The Company's ophthalmic manufacturing systems, used in the manufacture of eyeglass lenses, face entrenched competition. The Company believes that its leadership in technology has enabled it to become the major supplier of computerized surface blocking systems, three-axis lens generating systems, and three-axis edge polishing systems in the United States.

           The Company could be adversely affected if it were unable to respond with competitive products, in a timely manner, to pricing changes or significant new product announcements affecting its product lines.

           FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

           The financial information required by Item 1 relating to export sales is included in "Note 1 - Products and Operations" of "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on page 25 of this Form 10-K.

           The approximate percentage of consolidated sales and service revenue from foreign (i.e., non-U.S.) customers for each of the last three fiscal years was as follows:

                                                   1996   1995    1994
                                                   ----   ----    ----

              Percentage of consolidated sales
                and service revenue from
                foreign customers                   49%    48%     44%

           The Company is subject to the usual risks involved in international sales, such as unfavorable economic or political conditions in foreign countries, restrictive trade policies imposed by foreign governments, restrictions on the transfer of funds, and foreign currency exchange rate fluctuations. The Company's foreign product sales have generally been made in U.S. dollars, but for certain product lines and territories (principally in Western Europe), the Company has made sales in local currencies. The Company has a program to hedge such sales through the use of forward exchange contracts.

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

           The  Company  has leases  for warehouse  and sales  and service
           office space  are generally on  short-term bases.   Rentals for
           leased facilities aggregated $2,426,000 in the fiscal year ended April 30, 1996.

           The Company owns substantially all of the machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 1996, the aggregate rental under such leases was $1,061,000. The Company fully utilizes such machinery and equipment.

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

           Other relevant information regarding legal proceedings is included in Part II, Item 8, Note 10, "Deferred Litigation Award", of the "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on page 29 of this Form 10-K.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 1996.

           EXECUTIVE OFFICERS OF THE REGISTRANT.

           Included in Part III, Item 10, "Directors and Executive Officers of the Registrant", appearing on page 42 of this Form 10-K.

           PART II

           ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB". Shareholders of record totaled
           1,766 at April  30, 1996.   The other  information required  by
           Item 5 is included in Part II, Item 8, Note 17, "Quarterly Results (Unaudited)" of the "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on page 39 of this Form 10-K.

     ITEM 6.  SELECTED FINANCIAL DATA.


     FIVE YEAR FINANCIAL SUMMARY

     In thousands except
     per share amounts                 For years ended April 30
                         ------------------------------------------------------

                           1996       1995       1994       1993       1992

     Sales and service
     revenue            $ 359,120  $ 322,708  $ 260,734  $ 254,365  $ 249,978

     Earnings before
     accounting change
     and patent
     settlement 1,2        19,868     18,111     11,133      8,336      7,428

     Net earnings 1,2      19,868     18,111     15,321      8,336      7,428

     Earnings per
     common share before
     accounting change
     and patent
     settlement 1,2           .84        .76        .47        .35        .31

     Net earnings per
     common share 1,2         .84        .76        .64        .35        .31

     Cash dividends per
     common share             .32        .30        .23        .20        .20

     Total assets         312,988    324,428    286,443    269,981    276,912

     Long-term debt         7,338      7,531      7,724      7,916      8,109

     Shareholders'
     equity             $ 239,298  $ 237,302  $ 224,824  $ 215,460  $ 213,505

     Weighted average
     common shares
     outstanding           23,689     23,950      23,967    23,918     23,909



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

     ITEM 7.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     For Years Ended April 30, 1996, 1995, and 1994
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS

     Consolidated revenue in 1996 was $359.1 million, an increase of $36.4 million, or 11 percent, from $322.7 million in the prior year. The increase in 1996 reflected higher product sales while service revenue was substantially unchanged. Revenue in 1995 included the effect of a change in fiscal year-end for certain of the Company's foreign subsidiaries which added $6.7 million to the 1995 total. Excluding this amount from the comparison, year-to-year revenue increased 14 percent from 1995 to 1996.

     Each of the Company's product classes experienced sales growth in 1996, with the largest increase occurring in microprocessor- and PC-controlled signmaking systems. Within this class, sales of the GERBER EDGE, a four-color process digital imaging system, were particularly strong as were sales of related aftermarket supplies. Also contributing to the higher sales in this product class was a new line of friction-fed plotters, which are used to cut sign images from signmaking vinyl.

     Increased sales of the Company's computer-to-plate digital imaging systems for the commercial printing and graphic arts industries also contributed to the 1996 sales increase. The Company invested heavily in the development of this business in 1996, particularly in product development and marketing, and expects to continue to do so in 1997. Management believes the computer-to-plate systems business represents a significant growth opportunity for the Company.

     Product sales gains were also realized in 1996 in optical lens manufacturing equipment for optical superstores and laboratories and in the Company's line of marker-making and fabric spreading systems for the apparel and allied industries. In the third quarter of 1996, the Company experienced a substantial drop in order entry from the U.S. apparel industry which affected primarily the Company's line of computer-controlled GERBERcutter fabric cutting systems. Management believes this reflected weakness in the domestic retail industry which caused apparel manufacturers to reduce their orders for new production equipment. Order entry in this product class rebounded in the fourth quarter of 1996 and appeared to mirror an improved retail environment.

     Sales gains were realized in 1996 in each of the Company's major geographic markets. In total, export sales from the United States in 1996 rose $16.8 million, or 14 percent, from the previous year and represented 39 percent of total revenue compared with 38 percent in 1995 and 36 percent in 1994.

     Consolidated revenue in 1995 was $322.7 million, an increase of $62 million, or 24 percent, from 1994. The increase reflected three factors: a year-over-year improvement in sales from the Company's baseline operations; the acquisition of two new businesses, Microdynamics, Inc. (Microdynamics) and Niebuhr Maskinfabrik A/S (Niebuhr); and a change in the fiscal year-end for certain foreign subsidiaries.

     The sales gain in 1995 occurred in all major geographic markets but was particularly strong in Europe. Export sales to European customers improved significantly, up $19.5 million from the previous year. In total, export sales from the United States in 1995 rose $29 million or 32 percent from the previous year.

     The Niebuhr and Microdynamics acquisitions added a total of $22.7 million to 1995 revenue. Niebuhr was a Danish-based company that manufactures computerized fabric spreading equipment for the apparel and related industries. In 1995, Niebuhr's operations added $10.1 million to the Company's consolidated revenue. Microdynamics was a Texas-based company and a leading supplier of computer-aided design, graphic design, and product management systems. Its operations added $12.6 million to the Company's 1995 consolidated revenue.

     In 1995, the year-end of certain of the Company's foreign subsidiaries was changed from February to April to coincide with the parent Company's year-end. Accordingly, an additional two months of operating results from these subsidiaries was included in the fiscal 1995 financial statements. The effect of this change in year-ends was to increase sales and service revenue for the fourth quarter and year ended April 30, 1995 by $6.7 million. This change in year-ends had an insignificant effect on net earnings and earnings per share for these periods.

     Service revenue rose $7.1 million in 1995 compared with 1994. Approximately one-half of this increase reflected the addition of the Microdynamics' service business. The additional two months of service revenue from the change in year-ends for certain foreign subsidiaries accounted for most of the remaining increase.

     In terms of the Company's products, the largest sales increase in 1995 occurred in GERBERcutter fabric cutting systems for the apparel and allied industries, reflecting the introduction of a new series of GERBERcutters. Product sales gains were also realized in the Company's line of marker-making systems for these same industries. Other significant sources of the sales increase in 1995 were shipments of a new lens blocking system for the ophthalmic industry and higher sales of aftermarket supplies to the signmaking industry.

     For the fiscal year ended April 30, 1994, consolidated revenue increased $6.4 million, or 3 percent, from the prior year. The increase reflected 4 percent growth in product sales, partially offset by an 8 percent decline in the smaller service component of revenue. In geographic terms, the sales increase in 1994 occurred primarily in North America and reflected an improved domestic economic environment and strength in capital spending. The relative weakness of foreign economies in 1994 was evident in the Company's lower export sales, particularly export sales to European markets which were down $12 million from the prior year.

     Within the Company's major product classes, the largest sales increase in 1994 occurred in microprocessor- and PC-controlled systems for the signmaking industry and was related primarily to the introduction of the GERBER EDGE. Product sales also increased in optical lens manufacturing systems, primarily for a low-cost surface generating system which uses computer-controlled machining to generate prescriptions in plastic eyeglass lenses. These increases were partially offset by lower sales of computer-controlled fabric cutting systems. The year-to-year decrease in cutting system sales occurred in European markets and reflected the weak state of those economies, particularly in the first half of the fiscal year.

     The consolidated gross profit margin in 1996 was 44.8 percent compared with
     44.3 percent in 1995 and 44.4 percent in 1994. Gross profit margins on product sales improved to 46.3 percent in 1996 from 45.9 percent in 1995, while margins on service revenue declined slightly. The improvement in product margins reflected the favorable impact of higher sales volume in 1996, although product margins continued to be pressured by price discounting on sales of cutting and marker-making systems to the apparel industry. Service gross margins were lower in 1996 due to less-than-anticipated revenue growth in servicing cutting and marker-making systems.

     The gross profit margins on product sales in 1995 were lower than in 1994, while margins on service revenue improved. Contributing to the product margin decline in 1995 were the sales of Niebuhr fabric spreaders, whose margins were significantly below the Company's average product margin. Higher costs of manufacturing in Denmark coupled with the relative strength of the Danish currency versus the U.S. dollar pressured the margins on this product. Lower product margins in 1995 also reflected start-up costs on the early production runs of the new GERBERcutter series and the lens blocking system. The improved service margin in 1995 reflected the addition of the Microdynamics' service business.

     Selling, general and administrative expenses were $111.7 million or 31.1 percent of revenue in 1996. This compared with $97.5 million and $82.5 million in 1995 and 1994, which represented 30.2 percent and 31.7 percent of revenue in the respective years. The higher selling, general and administrative expenses in 1996 and 1995 related to the higher volume of business, marketing expenses associated with the introduction of new products, the additional expenses of Niebuhr and Microdynamics, and in 1995 the inclusion of two additional months of expenses for the foreign subsidiaries whose year-end was changed. In 1996, the Company incurred significant marketing and other expenses in furthering sales of its new computer-to-plate systems for the commercial printing and graphic arts industries. The Company expects to continue to incur a high level of such expenses which will put pressure on earnings in the near future.

     The Company has historically committed significant resources to research and the development of new products and strives to maintain a leading position in automation technology in the various markets it serves. Research and development (R&D) expenses represented 7.2 percent of revenue in 1996 compared with 8.1 percent and 8.6 percent of revenue in 1995 and 1994, respectively. Although R&D expenses in 1996 were slightly lower than in 1995, the pace of spending accelerated in the second half of the fiscal year and management expects this higher expenditure rate will continue for the near term. Among its ongoing R&D projects, the Company expects to continue to incur significant expenses in developing newer computer-to-plate systems for the commercial printing and graphic arts industries.

     In each of the years 1996, 1995, and 1994, the Company's principal debt obligations were Industrial Revenue Bonds with variable tax-exempt interest rates. Since debt levels changed only slightly over this three-year period, the changes in the Company's interest expense reflected primarily the movements in short-term interest rates. The lower short-term interest rates that prevailed in 1994 resulted in comparatively lower interest expense in that year and with the rise in short-term interest rates that occurred in 1995, interest expense rose.

     Other income in 1996 and 1995 consisted principally of royalty income and tax-exempt interest income from investments in municipal bonds. The lower interest income in 1996 compared with 1995 reflected a smaller investment portfolio, which is discussed below under "Financial Condition." In 1994, the Company received the proceeds of a final judgment in a U.S. patent infringement case brought against Lectra Systemes S.A. of France (Lectra) and its U.S. subsidiary. The judgment awarded the Company damages for Lectra's past patent infringement in the U.S. of a Company patent relating to its computer-controlled cutting systems. The award, net of the 1994 expenses associated with it, was $5.7 million and after income taxes amounted to $3.4 million, or $.14 per share. In 1995, the Company collected another damage award of $5.9 million in a patent infringement case related to computer-controlled cutting equipment brought in the United Kingdom against Lectra and its U.K. subsidiary. Lectra has appealed this damage award and the outcome of the litigation remains uncertain. Accordingly, the Company has deferred the income recognition of this award and has reflected the amount collected as an accrued liability in its consolidated balance sheet at April 30, 1996 and 1995.

     The statutory U.S. Federal income tax rate was 35 percent for 1996, 1995, and 1994. The effective income tax provision rates were 28.7 percent, 27.9 percent, and 32.2 percent for 1996, 1995, and 1994, respectively. Offsetting the statutory U.S. Federal income tax rate in each year were tax-exempt interest income from the Company's municipal bond investments and the tax savings derived from the Company's Foreign Sales Corporation
     (FSC). The increase in the effective tax rate from 1995 to 1996 was due in part to the expiration and non-extension of the U.S. research and development tax credit.

     In 1994, the Company adopted on a prospective basis Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The adoption of this Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The change in tax accounting resulted in a one-time gain of $.8 million ($.03 per share) which was recognized as a cumulative effect adjustment in the 1994 consolidated statement of earnings.

     Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," have no impact on the Company's consolidated financial position or results of operations. The Company does not provide postemployment or postretirement benefits other than through its pension plans.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the Company either to adopt a method of accounting for stock options at "fair value" in its financial statements or to retain its existing method and disclose the pro forma effects of this

     "fair value" method beginning in fiscal year 1997. The Company intends to retain its existing method of accounting for stock options and to include the required pro forma disclosures in the notes to its consolidated financial statements. Accordingly, Statement No. 123 will have no effect on the Company's consolidated financial position or results of operations.

     FINANCIAL CONDITION

     The Company's short-term liquidity at April 30, 1996 was lower than in preceding years but adequate for the Company's requirements. Cash and short-term cash investments totaled $8.7 million at April 30, 1996 compared with $10.2 million at April 30, 1995 and $15.6 million at April 30, 1994. Net working capital increased to $101.7 million at April 30, 1996 from $78.5 million and $87.8 million at April 30, 1995 and 1994, respectively. The working capital ratio at April 30, 1996 was 2.8 to 1 compared with 2.1 to 1 and 3.1 to 1 at April 30, 1995 and 1994, respectively.

     The Company's longer-term investment portfolio of tax-exempt municipal securities totaled $58.9 million at April 30, 1996, down from $82.7 million at April 30, 1995. The lower portfolio in 1996 resulted primarily from the use of funds for working capital requirements, fixed asset additions, and purchases of the Company's common stock. The securities in the investment portfolio had maturities ranging up to five years in length with a weighted average maturity of approximately one and one-half years at April 30, 1996. These investments are classified in the consolidated balance sheet as a long-term asset. The Company intends to hold these securities to maturity and, by doing so, expects to earn a higher rate of return than that provided by short-term money market instruments. The pre-tax equivalent yield on this portfolio was approximately 6.8 percent at April 30, 1996.

     Operating  activities provided  $5.9 million  in cash  in 1996.    The cash
     generated by earnings and by the non-cash charges against earnings for depreciation and amortization was substantially offset by growth in accounts receivable and inventories related to the higher volume of business, and by a reduction in accounts payable related primarily to the timing of vendor payments. Significant non-operating uses of cash in 1996 were for additions to property, plant and equipment ($12.6 million); open market purchases of the Company's common stock ($11.3 million); and dividends on common stock ($7.5 million).

     The additions to property, plant and equipment of $12.6 million in 1996 were funded by operations and from the Company's investment portfolio. In 1995 and 1994, the Company spent $12.5 million and $4.6 million, respectively, for additions to property, plant and equipment. The Company expects that 1997 capital expenditures will be in the range of $12 million and expects to fund these additions with cash on hand and cash generated by operations.

     Under a current Board of Directors' authorization, the Company may purchase an additional 763,000 shares of its outstanding common stock as, in the opinion of management, market conditions may warrant. In 1996, the Company spent $11.3 million to acquire and retire 681,200 shares, at an average purchase price of $16.64 per share. In 1995 and 1994, the Company purchased 100,400 and 136,900 shares, respectively, for $1.4 million and $1.7 million. These purchases were at average prices per share of $13.65 and $12.67, respectively.

     At April 30, 1996 and 1995, the Company's long-term debt consisted entirely of tax-exempt Industrial Revenue Bonds amounting to $7.5 million and $7.7 million, respectively, at those dates. The Company's ratio of total debt to shareholders' equity was 3.1 percent at April 30, 1996 compared with 3.3 percent at April 30, 1995 and 3.5 percent at April 30, 1994. The Company believes its low debt-to-equity ratio is an important indicator of the ability to borrow funds should needs arise. Scheduled maturities of long-term debt in 1997 amount to $.2 million, and payment is expected to be made with cash from operations.

     In 1996, the Company entered into a formal line of credit agreement with a major U.S. commercial bank providing for $20 million in short-term borrowings by the Company. The Company also has a $15 million multi-currency line of credit with a major European bank. No amounts were borrowed against these credit lines as of April 30, 1996 and 1995. Any such borrowings would bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR). The lines of credit have commitment fees of 1/8 percent of the unused amounts.

     Operating activities provided $29.3 million in cash in 1995. A significant use of this cash in 1995 was for the acquisitions of Niebuhr and Microdynamics. The Company paid approximately $1 million for the Niebuhr acquisition and repaid approximately $1.1 million of Niebuhr's bank debt subsequent to the acquisition. The Company paid approximately $8 million in 1995 for the Microdynamics' acquisition and repaid approximately $2.2 million of its debt.

     In connection with the acquisitions, the Company recorded approximately $10 million of goodwill which is being amortized on a straight-line basis over 20 years. With regard to the Microdynamics' acquisition, the Company was contingently liable to make up to $4 million in additional payments based upon Microdynamics' closing balance sheet and the realizability of certain of the acquired assets. No additional payments were subsequently required under this provision. The Microdynamics acquisition agreement also provides for additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the acquisition. Any amounts due based upon the earnings-related contingency would be payable at the end of the three-year period. Any contingent amounts that become payable will be recorded as additional goodwill and will be amortized over the remainder of the 20-year amortization period.

     In addition to the business acquisitions and the repayments of the acquired companies' debt, other significant uses of cash in 1995 were for additions to property, plant and equipment ($12.5 million); dividends on common stock ($7.1 million); additional investment in tax-exempt securities ($2.2 million); and open market purchases of the Company's common stock ($1.4 million).

     In 1994, operating activities provided $14.3 million in cash. A primary use of cash in 1994 was to fund the Company's defined benefit and supplemental pension plans. Pension funding of $9.6 million in 1994 substantially exceeded expense recognition of $1.3 million and produced a significant income tax deduction. Other principal operating uses of cash in 1994 were to fund increases in accounts receivable and inventories which were related in part to the higher volume of business. The primary non-operating uses of cash in 1994 were for dividends and for additional investments in tax-exempt securities.

     FORWARD LOOKING STATEMENTS

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

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CONSOLIDATED STATEMENT  OF EARNINGS                 Gerber Scientific, Inc.

                                                      For years ended April 30
                                                      -------------------------
     In thousands except per share amounts            1996     1995       1994
     -------------------------------------------------------------------------

     Revenue:

       Product sales                                $314,118 $278,451 $223,551
       Service                                        45,002   44,257   37,183
                                                    -------- -------- --------
                                                     359,120  322,708  260,734
                                                    -------- -------- --------
     Costs and Expenses:

       Cost of product sales                         168,710  150,637  119,699
       Cost of service                                29,627   29,000   25,192
       Selling, general and
         administrative expenses                     111,666   97,452   82,543
       Research and development expenses              25,771   26,009   22,339
                                                    -------- -------- --------
                                                     335,774  303,098  249,773
                                                    -------- -------- --------

     Operating income                                 23,346   19,610   10,961

     Other income                                      4,940    5,964   10,818
     Interest expense                                   (418)    (463)    (346)
                                                    -------- -------- --------

     Earnings before income taxes                     27,868   25,111   21,433
     Provision for income taxes                        8,000    7,000    6,900
                                                    -------- -------- --------

     Earnings before cumulative
       effect of accounting change                    19,868   18,111   14,533
     Cumulative effect of accounting change               --      --       788
                                                    -------- -------- --------
     Net Earnings                                   $ 19,868 $ 18,111 $ 15,321
                                                    ======== ======== ========
     Net Earnings Per Common Share:

     Before cumulative effect of
       accounting change                            $    .84 $    .76 $    .61
     Cumulative effect of accounting change               --       --      .03
                                                    -------- -------- --------
     Net Earnings Per Common Share                  $    .84 $    .76 $    .64
                                                    ======== ======== ========

     See summary of significant accounting policies and notes to consolidated financial statements.

     CONSOLIDATED BALANCE SHEET                         Gerber Scientific, Inc.

                                                                  April 30

                                                          ---------------------
     In thousands except per share amounts                    1996      1995
     --------------------------------------------------------------------------
     ASSETS
     Current Assets:
       Cash and short-term cash investments               $  8,704    $ 10,208
       Accounts receivable                                  74,035      62,900
       Inventories                                          63,196      59,496
       Prepaid expenses                                     12,021      14,310
                                                          --------    --------
                                                           157,956     146,914
                                                          --------    --------
     Investments and Long-Term Receivables                  59,594      84,152
                                                          --------    --------
     Property, Plant and Equipment                         109,430     100,217
       Less accumulated depreciation                        54,692      49,081
                                                          --------    --------
                                                            54,738      51,136
                                                          --------    --------
     Intangible Assets                                      48,576      48,094
       Less accumulated amortization                         9,327       8,435
                                                          --------    --------
                                                            39,249      39,659
                                                          --------    --------
     Other Assets                                            1,451       2,567
                                                          --------    --------
                                                          $312,988    $324,428
                                                          ========    ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes payable                                      $     --    $     --
       Current maturities of long-term debt                    193         193
       Accounts payable                                     12,895      19,179
       Accrued compensation and benefits                    13,673      10,935
       Other accrued liabilities                            18,351      25,050
       Deferred revenue and litigation award                 8,512       9,318
       Advances on sales contracts                           2,672       3,722
                                                          --------    --------
                                                            56,296      68,397
                                                          --------    --------
     Noncurrent Liabilities:
       Deferred income taxes                                10,056       9,541
       Long-term debt                                        7,338       7,531
       Other                                                    --       1,657
                                                          --------    --------
                                                            17,394      18,729
                                                          --------    --------
     Contingencies and Commitments (Notes 3, 5, 10, and 16)

     Shareholders' Equity:
       Preferred stock, no par value; authorized 10,000,000
         shares; no shares issued                               --        --
       Common stock, $1 par value; authorized 65,000,000
         shares; issued and outstanding 23,198,725 and
         23,757,780 shares                                  23,199      23,758
       Paid-in capital                                      35,218      34,885
       Retained earnings                                   179,307     176,621
       Cumulative translation component                      1,574       2,038
                                                          --------    --------
                                                           239,298     237,302
                                                          --------    --------
                                                          $312,988    $324,428
                                                          ========    ========

     See summary of significant accounting policies and notes to consolidated financial statements.

     CONSOLIDATED STATEMENT OF CHANGES                  Gerber Scientific, Inc.
     IN SHAREHOLDERS' EQUITY

                                   Common
                                   Stock,                           Cumulative
     In thousands except           $1 Par     Paid-in    Retained   Translation
     per share amounts             Value      Capital    Earnings    Component
     --------------------------------------------------------------------------

     April 30, 1993               $ 23,831    $ 33,740   $158,325   $    (436)

     Net earnings                       --          --     15,321          --

     Foreign currency translation
       adjustment                       --          --         --         (27)
       Dividends ($.23 per share)       --          --     (5,472)         --
       Exercise of stock options
       and related tax benefit         134       1,143         --          --
     Purchase and retirement of
       common stock                   (137)       (195)    (1,403)         --
                                  --------    --------   --------    --------

     April 30, 1994                 23,828      34,688    166,771        (463)

     Net earnings                       --          --     18,111          --
     Foreign currency translation
       adjustment                       --          --         --       2,501
     Dividends ($.30 per share)         --          --     (7,138)         --
     Exercise of stock options
       and related tax benefit          30         344         --          --
     Purchase and retirement of
       common stock                   (100)       (147)    (1,123)         --
                                  --------    --------   --------   ---------

     April 30, 1995                 23,758      34,885    176,621       2,038

     Net earnings                       --          --     19,868          --
     Foreign currency translation
       adjustment                       --          --         --        (464)
     Dividends ($.32 per share)         --          --     (7,536)         --
     Exercise of stock options
       and related tax benefit         122       1,344         --          --
     Purchase and retirement of
       common stock                   (681)     (1,011)    (9,646)         --
                                  --------    --------   --------   ---------

     April 30, 1996               $ 23,199    $ 35,218   $179,307   $   1,574
                                  ========    ========   ========   =========

     See summary of significant accounting policies and notes to consolidated financial statements.

     CONSOLIDATED STATEMENT OF CASH FLOWS                Gerber Scientific, Inc.

                                                       For years ended April 30
                                                       -------------------------
     In thousands                                      1996      1995     1994
     ---------------------------------------------------------------------------
     Cash Provided by (Used for)

     Operating Activities:
       Net earnings                                 $ 19,868  $ 18,111 $ 15,321
       Adjustments to reconcile net earnings
        to cash provided by operating activities:
          Depreciation and amortization               10,810    11,365    9,664
          Deferred income taxes                          515     2,756    4,237
          Gain from sale of investment in
            Boston Digital Corporation                    --        --     (435)
          Cumulative effect of accounting change          --        --     (788)
          Changes in operating accounts, net of
            effects of business acquisitions:
              Accounts receivable                    (10,048)   (3,418)  (7,642)
              Long-term receivables                     (310)     (412)     433
              Inventories                             (3,489)   (1,965)  (1,273)
              Prepaid expenses                         2,289    (4,884)    (685)
              Accounts payable and
                accrued expenses                     (13,708)    7,788   (4,540)
                                                    --------  -------- --------
          Provided by Operating Activities             5,927    29,341   14,292
                                                    --------  -------- --------

     Financing Activities:
       Purchase of common stock                      (11,338)   (1,370)  (1,735)
       Repayments of long-term debt                     (193)     (693)    (193)
       Net short-term financing                           --    (2,755)      (2)
       Exercise of stock options                       1,466       374    1,277
       Dividends on common stock                      (7,536)   (7,138)  (5,472)
                                                    --------  -------- --------
          (Used for) Financing Activities            (17,601)  (11,582)  (6,125)
                                                    --------  -------- --------

     Investing Activities:
       Long-term debt securities                      23,802    (2,224)  (5,773)
       Business acquisitions                            (486)   (9,038)      --
       Proceeds from sale of investment in
         Boston Digital Corporation                       --        --    2,085
       Additions to property,
         plant and equipment                         (12,647)  (12,468)  (4,625)
       Intangible and other assets                       (14)   (2,085)  (1,457)
       Other long-term investments                      (485)    2,659      (99)
                                                    --------  -------- --------
          Provided by (Used for)
            Investing Activities                      10,170   (23,156)  (9,869)
                                                    --------  -------- --------
     (Decrease) in Cash and Short-Term
       Cash Investments                               (1,504)   (5,397)  (1,702)
     Cash and Short-Term Cash Investments,
       Beginning of Year                              10,208    15,605   17,307
                                                    --------  -------- --------
     Cash and Short-Term Cash Investments,
       End of Year                                  $  8,704  $ 10,208 $ 15,605
                                                    ========  ======== ========

     See summary of significant accounting policies and notes to consolidated financial statements.

        SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES AND NOTES TO CONSOLIDATED
        FINANCIAL STATEMENTS                           Gerber Scientific, Inc.
        ----------------------------------------------------------------------

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

        The Company enters into forward foreign exchange contracts with major international financial institutions to hedge the effects of exchange rate fluctuations on foreign currency commitments. The Company does not engage in speculation. These forward exchange contracts are accounted for as hedges of commitments, and the gains and losses on these hedges are deferred and included in the basis of the transaction underlying the commitment.

        Revenue

        Product sales are generally recognized upon shipment. Sales under production contracts are recognized on the percentage-of-completion method of accounting. Anticipated losses on contracts, if any, are provided for when determined. Service revenue is recognized ratably over the contractual period or as services are performed. Royalties are accounted for as other income as received.

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

        Depreciation is provided generally on a straight-line basis. Estimated useful lives used for calculating depreciation are 45 years for buildings and 5 to 10 years for machinery, tools, and other equipment.

        Intangible Assets

        The excess of acquisition cost over the fair values of the net assets of businesses acquired is included in intangible assets and is amortized generally over 20 years on a straight-line basis. Patents are stated at cost and amortized on a straight-line basis over the life of the patent.

        Certain intangible  and  other  long-lived  assets  are  reviewed  for possible impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Management evaluates the carrying value of these assets based upon projections of undiscounted future net cash flows of the related business unit. An impairment loss is recognized if the carrying value of these assets exceeds the related estimate of future cash flows.

        Earnings Per Share

        Net earnings per common share are based on the weighted average number of common shares outstanding and common stock equivalents during each year (23,689,000, 23,950,000, and 23,967,000 shares in 1996, 1995, and
        1994, respectively).

        Use of Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates.

        New Accounting Standards

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the Company either to adopt a method of accounting for stock options at "fair value" in its financial statements or to retain its existing method and disclose the pro forma effects of using this "fair value" method beginning in fiscal year 1997. The Company intends to retain its existing method of accounting for stock options and to include the required pro forma disclosures in the notes to its consolidated financial statements. Accordingly, Statement No. 123 will have no effect on the Company's consolidated financial position or results of operations.


        Note 1 - Products and Operations

        The Company designs, manufactures, markets, and services computer-aided design (CAD) and computer-aided manufacturing (CAM) systems and sells related aftermarket supplies. No other segment of the Company accounted for more than 10 percent of consolidated revenue or net earnings in 1996, 1995, or 1994. No individual customer accounted for more than 10 percent of consolidated revenue in 1996, 1995, or 1994.

        The  Company's  primary manufacturing  facilities  are  in the  United
        States,  and it  also  manufactures in  Denmark.   Company  sales  and
        service offices are in numerous United States and foreign locations.

        Export sales from the United States for each year were as follows:

                In thousands         1996            1995          1994
                -------------------------------------------------------------

                Europe            $ 67,025        $ 62,417       $ 42,899
                Far East            36,462          31,858         25,733
                Other areas         35,180          27,584         24,010
                                  --------        --------       --------
                                  $138,667        $121,859       $ 92,642
                                  ========        ========       ========

        Note 2 - Cash and Short-Term Cash Investments

        Cash and short-term cash investments at the end of each year were as follows:

                In thousands         1996            1995
                -------------------------------------------------------------

                Cash              $   1,705       $  5,875
                Time deposits         6,999          4,333
                                   --------       --------
                                   $  8,704       $ 10,208
                                   ========       ========

        The Company's short-term cash investments are in high quality securities placed with major U.S. and international financial institutions. The Company's investment policies limit the amount of exposure to any one financial institution. Due to the relatively short maturity of these financial instruments, their carrying value at April 30, 1996 was a reasonable estimate of their fair value.

        Note 3 - Accounts Receivable

        Included in accounts receivable were amounts earned under specific contracts which were not billable of $7,652,000 at April 30, 1996 and $1,919,000 at April 30, 1995. The earned but unbilled amount at April 30, 1996 is expected to be billed and collected within the next year.

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

        Note 4 - Inventories

        The  classification of  inventories  at the  end of  each year  was as follows:
                In thousands                        1996           1995
                -------------------------------------------------------------
                Raw materials and purchased parts $ 51,493       $ 48,000

                Work in process                     11,703         11,496
                                                  --------       --------
                                                  $ 63,196       $ 59,496
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

        The acquisition was accounted for as a purchase, with the acquisition cost allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition cost over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from the date of acquisition. The results of operations of GGT-Niebuhr A/S were included in the Company's 1995 and 1996 consolidated statement of earnings. The pro forma effect of the Niebuhr acquisition on the Company's prior reported results of operations was not significant.

        On September 1, 1994, GGT acquired the outstanding stock of Microdynamics, Inc. (Microdynamics) of Dallas, Texas, and subsequently merged that company into GGT. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product management systems for the apparel, footwear, and other sewn goods industries. GGT has continued to develop, manufacture, market, and support the Microdynamics product lines.

        Under terms of the acquisition agreement, the Microdynamics purchase price was approximately $8,200,000 plus additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the date of acquisition.

        The acquisition was accounted for as a purchase, and the results of Microdynamics' operations have been included in the Company's consolidated statement of earnings since September 1, 1994. The acquisition cost was allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition cost over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from the date of acquisition. Any contingent consideration that is subsequently payable will be recorded as additional acquisition cost at the time the contingency is resolved and the amount is determinable. Additional goodwill resulting from any contingency-related payment will be amortized over the remainder of the 20-year goodwill amortization period.

        The following pro forma combined results of operations for the years ended April 30, 1995 and 1994 have been prepared as if the acquisition of Microdynamics occurred at the beginning of each of the respective fiscal years and give effect to estimated purchase accounting adjustments resulting from the acquisition. The pro forma information is presented on the assumption that the acquisition cost would have been the same at the beginning of each period.

                      In thousands                          (Unaudited)
                (except per share amounts)               1995        1994
                ----------------------------------------------------------
                Sales                                  $330,433   $286,915
                Net earnings                             17,308     13,939
                Net earnings per
                  common share                              .72        .58

        The pro forma financial information presented is not necessarily indicative of the results of operations that would have been achieved had the acquisition of Microdynamics actually been effective as of the beginning of each fiscal year or of future results of the combined companies.

        Note 6 - Investments and Long-Term Receivables

        Investments and long-term receivables at the end of each year were as follows:

                        In thousands                 1996           1995
                 ---------------------------------------------------------
                 Tax-exempt municipal bonds        $ 58,872       $ 82,674
                 Long-term receivables                   89            863
                 Other                                  633            615
                                                   --------       --------
                                                   $ 59,594       $ 84,152
                                                   =========      ========

        The Company has purchased for investment purposes a portfolio of investment-grade tax-exempt municipal bonds with initial maturities ranging up to five years. At April 30, 1996, the portfolio had a weighted average maturity of approximately one and one-half years and a pre-tax equivalent yield of approximately 6.8 percent. The Company purchased these securities to earn a higher after-tax rate of return than that provided by short-term money market instruments. The estimated aggregate fair value of the Company's tax-exempt municipal bonds was $59,281,000 at April 30, 1996 and $82,521,000 at April 30,
        1995 based upon quoted market prices or market prices for similar securities. At April 30, 1996, the gross unrealized gains and losses were $417,000 and $8,000, respectively. At April 30, 1995, the gross unrealized gains and losses were $110,000 and $263,000, respectively.

        Note 7 - Property, Plant and Equipment

        The components of property, plant and equipment at the end of each year were as follows:

                In thousands                         1996           1995
                -------------------------------------------------------------
                Land                              $  4,356       $  4,356
                Buildings                           43,348         40,624
                Machinery, tools, and equipment     61,375         54,599
                Construction in progress               351            638
                                                  --------       --------
                                                  $109,430       $100,217
                                                  ========       ========
        Note 8 - Intangible Assets

        The components of net intangible assets at April 30, 1996 and 1995 were as follows:

               In thousands                         1996           1995
               --------------------------------------------------------------
               Prepaid pension cost               $ 19,744       $ 17,862
               Patents, net of accumulated
                 amortization                        7,507          7,141
               Goodwill, net of accumulated
                 amortization                       11,743         12,418
               Other                                   255          2,238
                                                  --------       --------
                                                  $ 39,249       $ 39,659
                                                  ========       ========
        Note 9 - Notes Payable

        The Company has short-term bank lines of credit which totaled approximately $38,000,000 based upon year-end foreign exchange rates. As of April 30, 1996 and 1995, no amounts were borrowed under these credit lines. Included in the bank lines of credit is a $20,000,000 line of credit from a major U.S. commercial bank and a $15,000,000 multi-currency line of credit from a major European commercial bank. The multi-currency line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. Borrowings under these lines of credit bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR) for the relevant currency and term. These lines of credit have commitment fees of 1/8 percent of the unused amount.

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

        Note 11 - Income Taxes

        The components of the provision for income taxes for the years ended April 30, 1996, 1995, and 1994 were as follows:

               In thousands               1996      1995       1994
               ----------------------------------------------------
               Currently payable:
                  Federal             $  6,300  $  5,600   $  3,000
                  State and local          600       400        600
                    Foreign                500       500        800
                                      --------  --------   --------
                                         7,400     6,500      4,400
               Deferred                    600       500      2,500
                                      --------  --------   --------
                                      $  8,000  $  7,000   $  6,900
                                      ========  ========   ========

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


        Income tax payments totaled $4,179,000, $5,931,000, and $2,547,000  in the years ended April 30, 1996, 1995, and 1994, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

                                                  1996       1995       1994
           ------------------------------------------------------------------
             Statutory U.S. Federal income
                tax rate                       35.0%     35.0%      35.0%
             State income taxes, net of U.S.
               Federal tax benefit               .9        .9        3.4
             Foreign tax rate differences        --        .7        (.4)
             Effect of tax rate changes on
               deferred taxes                    --        --         .4
             Tax-exempt interest income        (3.8)     (4.8)      (5.6)
             Foreign Sales Corporation         (2.4)      (.7)       (.6)
             Research and development tax
               credits                          (.2)     (2.3)        --
             Other, net                         (.8)      (.9)        --
                                              -----     -----      -----
             Effective income tax rate         28.7%     27.9%      32.2%
                                              =====     =====      =====

        The  Company's  deferred income  tax  balances  relate principally  to differing  depreciation methods  for  property, plant  and  equipment;
        differing book and tax treatment of patent costs; the timing of employee benefit plan funding versus expense recognition; differing valuations of inventories, accounts receivable, and other assets; expense provisions
        not deductible until paid;  and tax operating loss carryforwards.   At
        April 30, 1996 and 1995, current deferred tax assets of approximately $9,400,000 and $9,500,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 1996 and April 30, 1995 were as follows:
                                         1996                       1995
                          --------------------------  --------------------------
                               Deferred     Deferred    Deferred    Deferred
                                 Tax          Tax         Tax         Tax
   In thousands                 Assets     Liabilities   Assets    Liabilities
   -----------------------------------------------------------------------------
   Depreciation                 $     --    $  4,500     $     --    $  5,200
   Patents                            --       3,000           --       2,700
   Employee benefit
     plans                         1,200       6,200           --       5,500
   Asset valuations                4,600         800        6,200         800
   Litigation award                1,900          --        2,300          --
   Provisions for
     estimated expenses            3,000       1,700        4,500       2,800
   Foreign exchange
     gains and losses                 --         900           --       2,600
   Tax carryforwards               6,500          --        7,100          --
   Other                           2,200       1,700        2,400       1,500
                                --------    --------     --------    --------
                                  19,400      18,800       22,500      21,100
   Valuation allowance            (1,200)         --       (1,400)         --
                                --------    --------     --------    --------
                                $ 18,200    $ 18,800     $ 21,100    $ 21,100
                                ========    ========     ========    ========

        Consolidated earnings before income taxes included foreign pre-tax earnings of $612,000, $2,687,000, and $2,586,000 for 1996, 1995, and
        1994, respectively.

        The Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. It is not practicable for the Company to estimate the deferred tax liability that might arise on the remittance of the earnings of these foreign subsidiaries. For income tax reporting purposes, the Company had U.S. and foreign net operating loss carryforwards of approximately $14,000,000 at April 30, 1996. Such carryforwards have various expiration dates and begin to expire in the 1997 fiscal year.

        Note 12 - Long-Term Debt

        The composition of long-term debt at the end of each year was as follows:

                In thousands                 1996           1995
                -------------------------------------------------------------

                Industrial Revenue Bonds   $  7,531       $  7,724
                Less current maturities         193            193
                                           --------       --------
                                           $  7,338       $  7,531
                                           ========       ========

        The Company's Industrial Revenue Bonds are collateralized by certain property, plant and equipment and are payable to 2014 at variable interest rates which ranged from 4.1 percent to 5.8 percent at April 30, 1996. Included therein are $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 1996 and 1995, the average interest rate on the VRDBs was 3.8 percent and 3.4 percent, respectively. The remaining Industrial Revenue Bonds bear interest at 70 percent of the U.S. prime rate. The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of the debt at April 30, 1996 was a reasonable estimate of its fair value.

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

        Covenants in the Industrial Revenue Bond agreements require the Company to maintain certain levels of tangible net worth and certain ratios of debt to tangible net worth and working capital, as defined therein. At April 30, 1996, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $104,000,000 of retained earnings was not available for dividend payments at April 30, 1996.

        The aggregate annual maturities of long-term debt for each of the four years after 1997 total $193,000 annually. Interest payments totaled $426,000, $439,000, and $380,000 in the years ended April 30, 1996,
        1995, and 1994, respectively.

        Note 13 - Preferred Stock, Common Stock, Stock Option Plans, and Incentive Bonus Plans

        PREFERRED STOCK

        The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 1996, no preferred stock had been issued.

        COMMON STOCK

        The Board of Directors has authorized the Company to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has purchased 2,237,000 shares at a total cost of $38,836,000, or an average cost of $17.36 per share. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 1996, the Company could purchase up to an additional 763,000 shares under the current Board of Directors' authorization.

        STOCK OPTION PLANS

        The Company's 1992 Employee Stock Plan (the 1992 Plan) was approved by shareholders in September 1992, and provides for incentive and nonqualified stock option grants to officers and key employees. Stock options under the 1992 Plan are for a ten-year term and are granted at the market price of the common stock on the date of grant.

        In October 1995, shareholders approved amendments to the 1992 Plan permitting the grant of performance units in conjunction with stock option grants. The performance units become payable in cash in the event certain pre-established performance goals are attained and the grantee simultaneously exercises related stock options with the cash award. The maximum number of shares of common stock available for grant as stock options under the amended 1992 Plan is 3,000,000 shares, and the maximum number of performance units available for grant is 2,000,000.

        The 1992 Non-Employee Director Stock Option Plan (1992 Director Plan) was approved by shareholders in September 1992, and provides for the automatic award each May 1 of options to purchase 1,000 shares of common stock to eligible members of the Board of Directors who are not also employees of the Company. Stock options under the 1992 Director Plan are nonqualified options with a ten-year term and are granted at the market price of the common stock on the date of grant. Options granted under the 1992 Director Plan are immediately exercisable. The maximum number of shares of common stock available for grant as stock options under the 1992 Director Plan is 75,000 shares.

        A summary of the stock option activity for the three years ended April 30, 1996 is set forth below:

                                          1996          1995        1994
        ----------------------------------------------------------------------

          Outstanding stock options,
            beginning of year            699,365      665,965     692,059
          Options granted                689,000       90,000     125,000

          Options exercised             (122,145)     (29,850)   (134,094)
          Options canceled               (57,250)     (26,750)    (17,000)

                                       ---------    ---------   ---------
          Outstanding stock options,
            end of year                1,208,970      699,365     665,965
                                       =========    =========   =========

          Average exercise price per
            share, end of year            $13.67       $11.18      $10.63
                                       =========    =========   =========
          Reserved for future grants   2,231,250    1,371,000   1,450,000
                                       =========    =========   =========

        In conjunction with the 689,000 options granted in 1996, 144,000 performance units were also granted. The average exercise price per share was $10.74 for the 122,145 options exercised during 1996. At April 30, 1996, options for 434,470 shares of common stock were exercisable under the terms of the plans at an average exercise price per share of $10.52. In the event of a change in control of the Company, all unexercised outstanding stock options become immediately exercisable.

        INCENTIVE BONUS PLANS

        The Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 1996, 1995, and 1994. The plans covered substantially all employees in the United States and were based upon pretax profits of the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $1,908,000, $2,293,000, and $1,317,000 for the years ended April 30, 1996, 1995, and 1994, respectively. Plans for subsequent years and their criteria are subject to the approval of the Board of Directors.

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

        The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. However, for each of the years in the three-year period ended April 30, 1996, the Company has funded substantially more than the amount called for by this general policy. Amounts funded totaled $3,000,000, $3,352,000, and $8,379,000 for the years ended April 30, 1996, 1995, and 1994, respectively. Plan assets were invested in a portfolio consisting primarily of common stocks, fixed income securities, money market instruments, and mutual and collective trust funds consisting of these instruments. Pension arrangements for employees of foreign subsidiaries were provided generally through local insurance contracts, the costs of which were funded currently.

        The following table summarizes the funded status of the pension plan and the related amounts recognized in the consolidated balance sheet at the end of each year.


           In thousands                              1996         1995
          -------------------------------------------------------------------

           Actuarial present value of benefit
           obligations:

              Vested benefits                      $  35,996   $  28,222
              Nonvested benefits                       1,446       1,465
                                                   ---------    --------
           Accumulated benefit obligation             37,442      29,687
           Provision for future salary increases       7,492       5,986
                                                   ---------    --------
           Projected benefit obligation for
              services rendered to date               44,934      35,673
           Plan assets available for benefits        (42,986)    (34,478)
                                                   ---------    --------
           Plan assets less than
              projected benefit obligation             1,948       1,195
           Unrecognized net actuarial (loss)          (6,003)     (3,526)
           Unrecognized net transition liability        (651)       (744)
           Unrecognized prior service cost           (12,863)    (13,850)
                                                   ---------    --------
           Net pension plan (asset) in the
              consolidated balance sheet           $ (17,569)   $(16,925)
                                                   =========    ========

        The Company also maintains a nonqualified supplemental pension plan. The supplemental pension plan provides for the pension benefits earned under the Company's primary pension plan which cannot be paid from such plan because of limitations imposed by income tax regulations. The Company has established a trust to provide funding for the benefits payable under the supplemental pension plan. The trust is irrevocable and assets contributed to the trust can only be used to pay such benefits, with certain exceptions. The trust assets were invested in a collective trust fund whose portfolio consisted primarily of common stocks, fixed income securities, and money market instruments.

        The following table summarizes the funded status of the non-qualified supplemental pension plan and the related amounts recognized in the consolidated balance sheet at the end of each year.

           In thousands                                 1996        1995
          -------------------------------------------------------------------

           Actuarial present value of benefit
             obligations:

              Vested benefits                      $   3,174    $  1,962
              Nonvested benefits                           4          --
                                                   ---------    --------
           Accumulated benefit obligation              3,178       1,962
           Provision for future salary increases         932       1,185
                                                   ---------    --------
           Projected benefit obligation for
              services rendered to date                4,110       3,147
           Plan assets available for benefits         (3,240)     (1,242)
                                                   ---------    --------
           Plan assets less than
              projected benefit obligation               870       1,905
           Unrecognized net actuarial gain (loss)       (166)        228
           Unrecognized prior service cost            (2,879)     (3,070)
           Adjustment to recognize additional
             minimum liability                            --       1,657
                                                   ---------    --------
           Net supplemental pension plan liability
             (asset) in the consolidated
             balance sheet                         $  (2,175)   $    720
                                                   =========    ========

        The following table summarizes the components of the net periodic pension cost for the years ended April 30, 1996, 1995, and 1994. The pension cost associated with the supplemental pension plan was $662,000, $108,000, and $161,000 in the years ended April 30, 1996,
        1995, and 1994, respectively, and is included in the amounts shown below.

            In thousands                         1996     1995      1994
           ------------------------------------------------------------------

           Cost related to current            $ 1,792  $   709   $   579
             service
           Interest cost on projected
             benefit obligation                 2,980    2,175     2,040
           Actual return on plan assets        (6,758)  (2,172)   (2,371)
           Net amortization and deferral        5,004      103     1,005
                                              -------  -------   -------
           Net periodic pension cost          $ 3,018  $   815   $ 1,253
                                              =======  =======   =======

        For 1996, 1995, and 1994, the projected benefit obligation was determined using assumed discount rates of 7.25 percent, 7.75 percent, and 7.5 percent, respectively, and an assumed long-term compensation increase rate of 4.5 percent in 1996 and 5.0 percent in 1995 and 1994. The assumed long-term rate of return on invested assets was 9.0 percent in each year.

        401(k) PLAN

        Under the Company's 401(k) Maximum Advantage Program, employees in the United States with one year of service may contribute a portion of their compensation to a tax-deferred 401(k) Plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $302,000, $293,000, and $269,000 for the years ended April 30, 1996, 1995, and
        1994, respectively.

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

        Note 15 - Other Income

        The components of other income for each year were as follows:

           In thousands                      1996        1995      1994
          -------------------------------------------------------------------

           Interest income from
              investments                 $  3,352   $  3,686    $ 3,577

           Royalty income                    1,700      1,784      1,227

           Patent litigation judgment           --         --      5,675

           Other, net                         (112)       494        339
                                          --------   --------    -------
                                          $  4,940   $  5,964    $10,818
                                          ========   ========    =======

        The Company's 1994 patent litigation judgment resulted from an action in the U.S. against Lectra Systemes, S.A. of France and its U.S. subsidiary (Lectra) charging that Lectra infringed certain Company patents dealing with automated fabric cutting equipment. The U.S. District Court in Northern Georgia found that Lectra infringed three of the Company's patents and awarded the Company damages. The U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the U.S. District Court. In 1994, Lectra paid the judgment to the Company, which amounted to $5,675,000 net of the 1994 expenses associated with it. After income taxes, this item amounted to approximately $3,400,000, or $.14 per share.

        Note 16 - Contingencies and Commitments

        Various lawsuits, claims, and governmental proceedings are pending against the Company. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

        The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $3,487,000, $2,702,000, and $2,561,000 for the years ended
        April 30, 1996, 1995, and 1994, respectively. Minimum annual rental commitments at April 30, 1996 under long-term noncancelable operating leases were as follows:

                                   Building and  Machinery and
             In thousands          Office Space    Equipment     Total
              ----------------------------------------------------------------

             1997                    $ 2,226        $ 265       $2,491
             1998                      1,890          193        2,083
             1999                      1,534          150        1,684
             2000                        737            6          743
             2001                        331           --          331
             After 2001                  375           --          375
                                     -------        -----      -------
                                     $ 7,093        $ 614      $ 7,707
                                     =======        =====      =======

        As of April 30, 1996, the Company was party to approximately $20,300,000 in forward exchange contracts providing for the sale by the Company of various European currencies in exchange for U.S. dollars over the succeeding 14 months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1996 for future deliveries of the foreign currencies in exchange for U.S. dollars, the hedging gain deferred at that date amounted to approximately $900,000.

        The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $34,800,000 at April 30, 1996 and $28,500,000 at April 30, 1995. The lease receivables are collateralized by the underlying equipment. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

          Note 17 - Quarterly Results (Unaudited)

          The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

   In thousands except     First      Second     Third      Fourth
   per share amounts       Quarter    Quarter    Quarter    Quarter     Year
   --------------------------------------------------------------------------
   1996

   Sales and service
      revenue            $ 88,191   $ 90,158   $ 86,884   $ 93,887   $ 359,120
   Gross profit            38,976     40,892     38,896     42,019     160,783
   Net earnings             4,493      5,533      5,151      4,691      19,868
   Net earnings
    per share                 .19        .23        .22        .20         .84
   Dividends paid
    per share                 .08        .08        .08        .08         .32
   Stock price - High      17 5/8     19 1/2     18         17 3/4      19 1/2
               - Low       15         16 3/8     15 3/8     14 1/4      14 1/4

   1995

   Sales and service
    revenue              $ 70,033   $ 72,944   $ 82,810   $ 96,921   $ 322,708
   Gross profit            29,793     32,262     37,738     43,278     143,071
   Net earnings             3,101      4,053      4,779      6,178      18,111
   Net earnings
    per share                 .13        .17        .20        .26         .76
   Dividends paid
    per share                 .06        .08        .08        .08         .30
   Stock price - High      16 3/8     15 7/8     14 3/4     15 3/8      16 3/8
               - Low       13 5/8     13         11 7/8     13 1/2      11 7/8

   1994

   Sales and service
    revenue              $ 64,932   $ 63,310   $ 63,775   $ 68,717   $ 260,734
   Gross profit            27,669     29,072     28,872     30,230     115,843
   Net earnings:
    Before cumulative
    effect of
    accounting change       1,886      2,623      5,984      4,040      14,533
    Cumulative effect of
    accounting change         788         --         --         --         788
                         --------   --------   --------   --------    --------
   Net earnings             2,674      2,623      5,984      4,040      15,321
                         --------   --------   --------   --------    --------

   Net earnings per share:
    Before cumulative
    effect of
    accounting change         .08        .11        .25        .17         .61
    Cumulative effect of
    accounting change         .03         --         --         --         .03
                         --------   --------   --------   --------    --------
   Net earnings
    per share                 .11        .11        .25        .17         .64
                         --------   --------   --------   --------    --------
   Dividends paid
    per share                 .05        .06        .06        .06         .23
   Stock price - High      13         14 3/4     14 5/8     15 3/8      15 3/8
               - Low       10 7/8     12 1/8     13 1/2     14          10 7/8

          REPORT OF MANAGEMENT                     Gerber Scientific, Inc.
          ----------------------------------------------------------------
          To the Shareholders of Gerber Scientific, Inc.

          The financial statements of Gerber Scientific, Inc. included in this Annual Report have been prepared by the Company's management, who are responsible for the integrity and objectivity of the data presented. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts based on management's best estimates and judgments. Financial information elsewhere in this Annual Report is consistent with the financial statements.

          Management maintains a system of internal accounting controls and procedures, supported by a program of internal auditing. This system is intended to provide reasonable assurance, in relation to reasonable cost, that transactions are executed in accordance with management's authorization and are recorded properly and accurately, that accountability for assets is maintained, and that the financial records are reliable for preparing financial statements.

          The financial statements have been audited by KPMG Peat Marwick LLP, independent auditors, in accordance with generally accepted auditing standards. Their role is to assess the accounting principles used and the estimates made by management and to form an independent opinion as to the fairness with which the financial statements present the financial condition of the Company, the results of its operations, and its cash flows. They obtain and maintain an understanding of the Company's accounting policies and controls and conduct such tests and related procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements.

          The Board of Directors has appointed an Audit and Finance Committee composed of outside directors who are not employees of the Company. The Audit and Finance Committee meets periodically with representatives of management, the internal auditors, and the independent auditors for the purpose of monitoring their activities to ensure that each is properly discharging its responsibilities. The Audit and Finance Committee reports to the Board of Directors on its activities and findings.

          INDEPENDENT AUDITORS' REPORT                KPMG Peat Marwick LLP
          -----------------------------------------------------------------


          To the Board of Directors and Shareholders of Gerber Scientific, Inc.

          We have audited the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996 in conformity with generally accepted accounting principles.

          As discussed in Note 11 to the consolidated financial statements effective May 1, 1993, the Company adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes."


                                      /s/ KPMG PEAT MARWICK LLP

          Hartford, Connecticut
          May 23, 1996

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


          PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1996 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1996 fiscal year-end. The information required by Item 10 relating to disclosure of delinquent Section 16(a) filings by insiders is incorporated herein by reference to the information contained under the caption "Section 16(a) Reporting" in the Company's 1996 Annual Meeting Proxy Statement.

          Identification of executive officers appears below. David J. Gerber, the Secretary and a director of the Company, is the son of H. Joseph Gerber, the Chairman of the Board of Directors and the President of the Company. Other than this relationship, there is no family relationship between the officers and the directors of the Company. All officers serve at the pleasure of the Board of Directors. The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of initial appointment thereto, and other positions held during the past five years, including positions held with subsidiaries of the Company.

                                     Present Position       Other Positions
                                        and Date of            Held During
             Name and Age           Initial Appointment     Last Five Years
        ------------------------------------------------------------------
        H. Joseph Gerber (72)       President (1948)        None

        George M. Gentile (60)      Senior Vice President,  Treasurer
                                    Finance
                                    (September 8, 1977)

        Fredric K. Rosen (57)       Senior Vice President   President, Gerber
                                    (September 5, 1990)     Garment Technology,
                                                            Inc.

        Ronald B. Webster (59)      Senior Vice President   Vice President;
                                    (September 4, 1991)     President, Gerber
                                                            Scientific Products,
                                                            Inc.

        Brian G. Eastman (50)       Senior Vice President   President, Gerber
                                    June 4, 1996            Systems Corporation;
                                                            Senior Vice
                                                            President
                                                            Engineering, Leaf
                                                            Systems, Inc.;
                                                            General Manager,
                                                            Business  Planning
                                                            and Control, AGFA
                                                            Corporation

        Richard F. Treacy, Jr. (51) Senior Vice President   General Counsel,
                                    (June 1, 1994)          Secretary

        Gary K. Bennett (45)        Vice President          Treasurer and
                                    (June 4, 1996)          Corporate
                                                            Controller;
                                                            Assistant Corporate
                                                            Controller

        David J. Gerber (35)        Secretary               Attorney
                                    (February 1, 1995)


          ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 1996 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1996 fiscal year-end.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.

          The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Voting Rights and Principal Shareholders" and "Election of Directors" in the Company's 1996 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1996 fiscal year-end.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1996 Annual Meeting
          Proxy Statement which will be filed within 120 days of the Company's April 30, 1996 fiscal year-end.

        PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

                  (a) The following documents are filed as part of this report:

                       1.  Financial Statements:                     Page

                           Consolidated Statement of Earnings
                             for the years ended April 30, 1996,
                             1995, and 1994 . . . . . . . . . . . .   19
                           Consolidated Balance Sheet at
                             April 30, 1996 and 1995  . . . . . . .   20
                           Consolidated Statement of Changes in
                             Shareholders' Equity for the years
                             ended April 30, 1996, 1995, and 1994 .   21
                           Consolidated Statement of Cash Flows
                             for the years ended April 30, 1996,
                             1995, and 1994 . . . . . . . . . . . .   22
                           Independent Auditors' Report . . . . . .   41
                           Summary of Significant Accounting
                             Policies . . . . . . . . . . . . . . . 23 - 25
                           Notes to Consolidated Financial
                             Statements . . . . . . . . . . . . . . 25 - 39

                       2.  Financial Statement Schedules:

                           All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       3.  Exhibits:

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

                          10.1   Gerber  Scientific,  Inc.  1982  Employee
                                 Stock Plan.

                          10.2 Gerber Scientific, Inc. 1992 Employee Stock Plan as amended and restated as of April 28, 1995.

                          10.3   Gerber   Scientific,   Inc.   1992   Non-
                                 Employee Director Stock Option Plan.

                          10.4   Gerber   Scientific,  Inc.   Profit   and
                                 Growth  Incentive  Bonus  Plan  for   the
                                 Fiscal Year Ending April 30, 1996.

                          10.5 Consulting Agreement dated September 15, 1995 between the Company and Stanley Simon & Associates.

                          11.1*  Statement  re  Computation  of Per  Share
                                 Earnings.

                          22.1*  Subsidiaries of the Registrant.

                          24.1*  Consent of Independent Auditors.

                          27     Financial Data Schedule

                     (b) No  reports on  Form 8-K  were  filed during  the
                         last quarter of fiscal year 1996.

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

                                         BY:  /s/  George  M. Gentile
                                         -------------------------------
        Date:  July 23, 1996                  George M. Gentile
               -------------                  Senior Vice President,Finance
                                              and Principal Accounting
                                              Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Date              Signature                    Title
             ----              ---------                    -----

        July 23, 1996    /s/ H. Joseph Gerber       President
        -------------    -----------------------    Director
                            (H. Joseph Gerber)

        July 23, 1996    /s/ George M. Gentile      Senior Vice President,
        -------------    -----------------------     Finance
                            (George M. Gentile)     Director

        July 23, 1996    /s/ Stanley Simon          Director
        -------------    -----------------------
                            (Stanley Simon)

        July 23, 1996    /s/ W. Jerome Vereen       Director
        -------------    -----------------------
                            (W. Jerome Vereen)

        July 23, 1996    /s/ A. Robert Towbin       Director
        -------------    -----------------------
                            (A. Robert Towbin)

        July 23, 1996    /s/ David J. Gerber        Secretary
        -------------    -----------------------    Director
                            (David J. Gerber)

        July 23, 1996    /s/ Edward E. Hood, Jr.    Director
        -------------    -----------------------
                            (Edward E. Hood, Jr.)

        July 23, 1996    /s/ Gary K. Bennett        Vice President,
        -------------    -----------------------    Treasurer and Controller
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

               4.1*        Agreement    pursuant   to    S-K    Item   49
                           601(b)(4)(iii)(A)  to   provide  to   the
                           Commission,  upon   request,  copies   of
                           certain  other instruments  with  respect
                           to  long-term  debt  where the  amount of
                           securities  authorized  under  each  such
                           instrument does not exceed 10 percent  of
                           the total  assets of  the Registrant  and
                           its   subsidiaries  on   a   consolidated
                           basis.

              10.1 Gerber Scientific, Inc. 1982 Employee Stock Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, File No. 2-93695 and Post-Effective Amendment No. 1 to the Registration Statement).

              10.2 Gerber Scientific, Inc. 1992 Employee Stock Plan as amended and restated as of April 28, 1995 (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed in connection with the Annual Meeting of Shareholders held October 13, 1995, File No. 1-5865).

              10.3 Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit B to the Company's Proxy Statement filed in connection with the Annual Meeting of Shareholders held September 24, 1992, File No. 1-5865).

          *Filed herewith.

          Exhibit Index
             Number                           Exhibit                  Page
          -------------                       -------                  ----

              10.4         Gerber   Scientific,  Inc.   Profit   and
                           Growth   Incentive  Bonus  Plan  for  the
                           Fiscal   Year   Ending   April 30,   1996
                           (incorporated  herein  by  reference   to
                           Exhibit  10.2 to  the Company's Quarterly
                           Report on Form 10-Q for the quarter ended January 31, 1996).

              10.5 Consulting Agreement dated September 15, 1995 between the Company and Stanley Simon & Associates (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996).

              11.1*        Statement  re  Computation of  Per  Share   51
                           Earnings.

              22.1*        Subsidiaries of the Registrant.             52

              24.1*        Consent of Independent Auditors.            53

              27           Financial Data Schedule                     54

          *Filed herewith.

                                                                  EXHIBIT 11.1
                GERBER SCIENTIFIC, INC. AND CONSOLIDATED SUBSIDIARIES

                   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

     ---------------------------------------------------------------------------
      Years ended April 30,               1996           1995            1994
     ---------------------------------------------------------------------------

      Earnings before
       cumulative effect of
       accounting change              $19,868,000    $18,111,000     $14,533,000

      Cumulative effect of
        accounting change                      --             --         788,000
                                      -----------    -----------     -----------
      Net earnings                    $19,868,000    $18,111,000     $15,321,000
                                      ===========    ===========     ===========

      Average common shares
        outstanding                    23,463,141     23,795,774      23,792,137

      Common stock equivalents:
        Common stock attributable
          to stock options
          (treasury stock method)         225,812        154,337         174,750
                                      -----------    -----------     -----------
      Weighted average shares of
        common stock outstanding
        during the period              23,688,953     23,950,111      23,966,887
                                      ===========    ===========     ===========

      Net earnings per common share:

      Before cumulative effect
        of accounting change          $       .84    $       .76     $       .61

     Cumulative effect of
        accounting change                      --             --             .03
                                      -----------    -----------     -----------

      Net earnings per common share   $       .84    $       .76     $       .64
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

                                                               EXHIBIT 22.1

                                GERBER SCIENTIFIC, INC.

                             SUBSIDIARIES OF THE REGISTRANT

                                                         State or Jurisdiction
                                                                   of
                                                             Incorporation or
                   Subsidiary                                  Organization
                   ----------                            ----------------------

        Gerber Systems Corporation                           Connecticut
          Gerber Systems GmbH                                Germany
          Gerber Systems Corporation S.R.L.                  Italy
          Gerber Systems Corporation N.V.                    Belgium
          Gerber Systems Corporation Limited                 United Kingdom
          Gerber Systems Corporation Hong Kong Limited       Hong Kong

        Gerber Garment Technology, Inc.                      Connecticut
          GGT Canada Ltd.                                    Canada
          GGT International (Australia) Pty. Ltd.            Australia
          GGT International (NZ) Pty. Ltd.                   New Zealand
          GGT International (Far East) Ltd.                  Hong Kong
          GGT International de Mexico, S.A. de C.V.          Mexico
          Gerber Garment Technology GmbH                     Germany
          Gerber Garment Technology S.r.l.                   Italy
          Gerber Garment Technology N.V./S.A.                Belgium
          Gerber Garment Technology S.A.R.L.                 France
          Gerber Garment Technology AB                       Sweden
          Gerber Garment Technology Ltd.                     United Kingdom
          GGT-Niebuhr A/S                                    Denmark
          Gerber Garment Technology Systems
            Computorizados LDA                               Portugal
          M.D. "Europe" Ltd.                                 United Kingdom
          C.I.M. Microdynamics Limited                       United Kingdom
          Microdynamics AB                                   Sweden

        Gerber Scientific Products, Inc.                     Connecticut
          Gerber Scientific Products GmbH                    Germany

        Gerber Optical, Inc.                                 Connecticut

        Gerber Venture Capital Corporation                   Delaware

        Gerber Foreign Sales Corporation, Inc.               U.S. Virgin
                                                             Islands


       Other entities, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of April 30, 1996 and are not listed above.

                                                               EXHIBIT 24.1

                           CONSENT OF INDEPENDENT AUDITORS

          To the Board of Directors and Shareholders of Gerber Scientific, Inc.

          We consent to incorporation by reference in the registration statements No. 2-93695 and No. 33-58668 on Form S-8 and No. 33-58670 on Form S-3 of Gerber Scientific, Inc. of our report dated May 23, 1996 relating to the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1996, which report appears in the April 30, 1996 annual report on Form 10-K of Gerber Scientific, Inc.

                                        /s/ KPMG PEAT MARWICK LLP


          Hartford, Connecticut
          July 23, 1996