Form 10-Q
period 1996-07-31
GERBER SCIENTIFIC INC
filed 1996-08-21
CIK 41133

August 21, 1996



          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended July 31, 1996.

          This filing is being effected by direct transmission to the Commission's EDGAR System.

                                        Very truly yours,

                                        /s/ Gary K. Bennett
                                        Senior Vice President, Finance
                                        and Principal Financial Officer

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549


                                        FORM 10-Q

               (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
                           PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended
            July 31, 1996                             Commission File No. 1-5865



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


                                Yes  / X / .   No /  / .


        At July 31, 1996, 23,228,100 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                               Quarter Ended July 31, 1996


                                                                        PAGE
                                                                        ----

        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended July 31, 1996 and 1995                          2

                    Balance Sheet at July 31, 1996 and April 30, 1996     3

                    Statement of Cash Flows for the three months
                    ended July 31, 1996 and 1995                          4

                    Notes to Financial Statements                         5

                    Independent Accountants' Report                       7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8


        Part II - Other Information

           Item 5.  Other Information                                    11

           Item 6.  Exhibits and Reports on Form 8-K                     11


        Signature                                                        12


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS


                                                            In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended July 31,                       1996            1995
       ------------------------------------------------------------------------
       Revenue:

          Product sales                               $  74,530       $  77,073
          Service                                        11,278          11,118
                                                      ---------       ---------
                                                         85,808          88,191
                                                      ---------       ---------

       Costs and Expenses:

          Cost of product sales                          42,185          41,795

          Cost of service                                 6,957           7,420

          Selling, general and administrative            28,595          27,776

          Research and development expenses               6,776           6,077
                                                      ---------       ---------
                                                         84,513          83,068
                                                      ---------       ---------

       Operating income                                   1,295           5,123

       Other income                                         998           1,374
       Interest expense                                     (90)           (104)
                                                      ---------       ---------
       Earnings before income taxes                       2,203           6,393

       Provision for income taxes                           600           1,900
                                                      ---------       ---------
       Net earnings                                   $   1,603       $   4,493
                                                      =========       =========


       Net earnings per common share                  $     .07       $     .19
                                                      =========       =========
       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,373          23,997
                                                      =========       =========

                                 See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET

                                                              In Thousands
       ------------------------------------------------------------------------
                                                        July 31,      April 30,
                                                          1996          1996
       ------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    6,779    $    8,704
         Accounts receivable                               75,515        74,035
         Inventories                                       64,173        63,196
         Prepaid expenses                                  13,560        12,021
                                                       ----------    ----------
                                                          160,027       157,956
                                                       ----------    ----------

       Investments and long-term
         receivables                                       52,807        59,594
                                                       ----------    ----------

       Property, plant and equipment                      108,707       109,430
         Less accumulated depreciation                     53,295        54,692
                                                       ----------    ----------
                                                           55,412        54,738
                                                       ----------    ----------

       Intangible assets                                   48,759        48,576
         Less accumulated amortization                      9,748         9,327
                                                       ----------    ----------
                                                           39,011        39,249
                                                       ----------    ----------
       Other assets                                         1,202         1,451
                                                       ----------    ----------
                                                       $  308,459    $  312,988
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  12,565        12,895
         Accrued compensation and benefits                 10,771        13,673
         Other accrued liabilities                         15,970        18,351
         Deferred revenue and litigation award              9,104         8,512
         Advances on sales contracts                        2,145         2,672
                                                       ----------    ----------
                                                           50,748        56,296
                                                       ----------    ----------
       Noncurrent Liabilities:
         Deferred income taxes                             10,961        10,056
         Long-term debt                                     7,290         7,338
                                                       ----------    ----------
                                                           18,251        17,394
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,228,100 and 23,198,725 shares                23,228        23,199
         Paid-in capital                                   35,432        35,218
         Retained earnings                                179,055       179,307
         Cumulative translation component                   1,745         1,574
                                                       ----------    ----------
                                                          239,460       239,298
                                                       ----------    ----------
                                                       $  308,459    $  312,988
                                                       ==========    ==========


                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                In Thousands
       ------------------------------------------------------------------------
       Three Months Ended July 31,                           1996        1995
       ------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                     $  1,603    $   4,493
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   2,931        2,607
             Deferred income taxes                             905         (389)
             Changes in operating accounts, net of
             effects from business acquisitions:
               Receivables                                  (1,483)      (3,489)
               Inventories                                    (977)      (2,095)
               Prepaid expenses                             (1,539)       2,748
               Accounts payable and accrued expenses        (5,548)      (6,704)
                                                          --------    ---------
       (Used for) Operating Activities                      (4,108)      (2,829)
                                                          --------    ---------
       Financing Activities
         Purchase of common stock                               --         (459)
         Repayments of long-term debt                          (48)         (48)
         Exercise of stock options                             243          342
         Dividends on common stock                          (1,855)      (1,900)
                                                          --------    ---------
       (Used for) Financing Activities                      (1,660)      (2,065)
                                                          --------    ---------
       Investing Activities
         Long-term debt securities                           6,796        5,014
         Additions to property, plant and equipment         (3,180)      (3,843)
         Business acquisitions                                  --         (486)

         Intangible and other assets                            62         (747)
         Other long-term investments                           165          452
                                                          --------    ---------
       Provided by Investing Activities                      3,843          390
                                                          --------    ---------
       (Decrease) in Cash and Short-Term
         Cash Investments                                   (1,925)      (4,504)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                 8,704       10,208
                                                          --------    ---------
       Cash and Short-Term Cash Investments,
         End of Period                                    $  6,779    $   5,704
                                                          ========    =========
                                  See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1

          The consolidated balance sheet at July 31, 1996 and the consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1996 and 1995 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended July 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

          NOTE 2

          The classification of inventories was as follows (in thousands):

                                      July 31, 1996       April 30, 1996
                                      -------------       --------------
             Raw materials and
               purchased parts          $ 57,164             $ 51,493
             Work in process               7,009               11,703
                                        --------             --------
                                        $ 64,173             $ 63,196
                                        ========             ========

          NOTE 3

          Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES


                With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. at July 31, 1996 and for the three-month periods ended July 31, 1996 and 1995, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 20, 1996 appearing on page 7. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                             INDEPENDENT ACCOUNTANTS' REPORT


            To the Board of Directors and Shareholders of Gerber Scientific, Inc.


            We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 1996 and 1995 and the consolidated balance sheet as of July 31, 1996 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 23, 1996 on the consolidated financial statements for the year ended April 30, 1996 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

            Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1996 and 1995, or the consolidated balance sheet as of July 31, 1996 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        /s/ KPMG PEAT MARWICK LLP



            Hartford, Connecticut
            August 20, 1996

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          The Company's ratio of current assets to  current liabilities was
          3.2 to 1 at July 31, 1996 compared with 2.8 to 1 at April 30, 1996. Net working capital at July 31, 1996 was $109.3 million, an increase of $7.6 million from the beginning of the current fiscal year. The Company's cash and short-term investments totalled $6.8 million at July 31, 1996, which was lower than at the end of the preceding fiscal year but adequate for the Company's requirements. In addition, the Company's investment portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totalled $52.1 million at July 31, 1996 compared with $58.9 million at April 30, 1996.

          Operating activities used $4.1 million in cash during the first quarter of the current year. Cash generated by earnings and depreciation and amortization was used in part to finance growth in accounts receivable and inventories. Other significant uses of cash for operating purposes in the first quarter included $3.1 million in pension plan funding and $1.9 million for payment of bonuses accrued for the prior fiscal year under the Company's profit incentive bonus plan.

          The principal non-operating uses of cash in the first quarter ended July 31, 1996 were additions to property, plant, and equipment of $3.2 million and payment of dividends of $1.9 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $12 million, and expects to fund these with cash on hand and cash from operations.

          The Company's total debt at July 31, 1996 was $7.5 million, down slightly from April 30, 1996. The ratio of total debt to shareholders' equity was 3.1 percent at July 31, 1996, unchanged from April 30, 1996. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

          RESULTS OF OPERATIONS

          Combined sales and service revenue for the three months ended July 31, 1996 decreased $2.4 million, or 3 percent, from the first quarter of last year. The decrease reflected lower product sales and slightly higher service revenue. Product sales declined primarily as a result of lower shipments of GERBERcutter(R) fabric cutting systems for the apparel and related industries. In this year's first quarter, the Company experienced relative weakness in demand for these systems from European markets. Product sales were also affected by a changeover to a new model GERBER EDGE (R), an imaging device used in the signmaking industry to print four-color process images and other special effects directly on vinyl.

          The consolidated gross profit margin in this year's first quarter was 42.7 percent compared with 44.2 percent in the same period last year. Gross profit margins on product sales and service revenue were 43.4 percent and 38.3 percent, respectively, in this year's first quarter compared with 45.8 percent and 33.3 percent, respectively, in last year's first quarter. The lower product margin this year reflected the lower GERBERcutter sales volume and start-up costs on initial production runs of the new GERBER EDGE. The improvement in service gross profit margins resulted, in part, from the utilization of service personnel on a product retrofit program.

          Selling, general, and administrative expenses in this year's first quarter were 33.3 percent of revenue compared with 31.5 percent in last year's first quarter. The increase in this ratio reflected a 3 percent year-to-year increase in these expenses combined with the drop in product sales volume. The higher expenses resulted primarily from advertising campaigns, exhibition costs, and post-sales expenses associated with the promotion of certain new products, particularly in the computer-to-plate systems business.

          The Company continued to commit significant resources to research and the development of new products. R&D expense of $6.8 million in this year's first quarter represented 7.9 percent of revenue for the quarter compared with $6.1 million in R&D expense last year, or 6.9 percent of the prior year's revenue. The pace of R&D spending accelerated in the second half of the prior fiscal year and management expects this higher expenditure rate will continue for the near term. These higher expenditures reflect development efforts aimed at broadening the Company's computer-to-plate systems product line for the commercial printing and graphic arts industries.

          Interest expense for this year's first quarter was slightly lower than in the same period of last year, as debt levels were reduced modestly. Other income in this year's first quarter was $.4 million lower than last year and reflected lower interest income resulting from a smaller investment portfolio of tax-exempt municipal bonds.

          The provision rate for income taxes was 27.2 percent in the first quarter of this year, compared with 29.7 percent in last year's first quarter. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily because of tax-exempt interest income and the tax benefits of the Company's Foreign Sales Corporation.

          As a result of the aforementioned, net earnings decreased in this year's first quarter to $1.6 million from $4.5 million last year. Earnings per share were $.07 in this year's first quarter compared with $.19 per share last year.

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

                           PART II - OTHER INFORMATION

          Item 5.  Other Information

                   On August 2, 1996, the Company issued a press release reporting the appointment of Mr. George M. Gentile as President, acting Chief Executive Officer, and Chief
                   Operating Officer of the Company. Mr. Gentile's appointment was on the recommendation of Mr. H. Joseph Gerber, the then Chairman and Chief Executive Officer of the Company, and was due to Mr. Gerber's continuing illness. Mr. Gentile had been the Company's Senior Vice President, Finance and Chief Financial Officer, and has been a Director since 1989.

                   On August 8, 1996, the Company issued a press release reporting the death of Mr. H. Joseph Gerber.

                   On August 19, 1996, the Company's Board of Directors appointed Mr. Gentile as Chairman and Chief Executive Officer of the Company. The Board also appointed Mr. Gary K. Bennett, previously Vice President, Treasurer and Controller of the Company, as Senior Vice President, Finance and Chief Financial Officer.

          Item 6.  Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 (11)    Statement  regarding  computation  of  per   share
                         earnings.

                 (15)    Letter  regarding   unaudited  interim   financial
                         information.

                 (27)    Financial Data Schdule.

          (b)    Reports on Form 8-K

                 No Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            GERBER SCIENTIFIC, INC.
                                            -----------------------
                                                  (Registrant)


            Date:  August 21, 1996     By:  /s/ Gary K. Bennett
                  -----------------         ------------------------------
                                            Gary K. Bennett
                                            Senior Vice President, Finance
                                            and Principal Financial Officer

                                     EXHIBIT INDEX




            Exhibit Index
               Number                  Exhibit                        Page
            -------------              -------                        ----

                 11            Statement Regarding Computation
                               of Per Share Earnings.*                 16


                 15            Letter Regarding Unaudited Interim
                               Financial Information.*                 17

                 27            Financial Data Schdule.*                18




            *Filed herewith.

                                                            EXHIBIT NO. 11


                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                             COMPUTATION OF PER SHARE EARNINGS



          Three Months Ended July 31,                  1996            1995
          ---------------------------------------------------------------------

          Net earnings                              $ 1,603,000     $ 4,493,000
                                                    ===========     ===========


          Weighted average shares of common
            stock outstanding during the
            period                                   23,210,514      23,769,152


          Common stock equivalents:

            Common stock attributable to
            stock options (treasury stock
            method)                                     162,504         228,330
                                                    -----------     -----------


          Average common shares outstanding          23,373,018      23,997,482
                                                    ===========     ===========


          Net earnings per common share             $       .07     $       .19
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

                                                             EXHIBIT NO. 15


          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                        Re:  Registration Statements on Form S-8,
                             File No. 2-93695 and No. 33-58668

                             Registration Statement on Form S-3,
                             File No. 33-58670


          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated August 20, 1996 related to our review of interim financial information.

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



          Hartford, Connecticut
          August 20, 1996