Form 10-Q
period 1996-10-31
GERBER SCIENTIFIC INC
filed 1996-11-22
CIK 41133

November 22, 1996



          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended October 31, 1996.

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



        For the quarter end
         October 31, 1996                             Commission File No. 1-5865



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

                                Yes / X /  .   No /  / .


        At October 31, 1996, 23,231,600 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                             Quarter ended October 31, 1996


                                                                        PAGE
                                                                        ----

        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months            2
                    ended October 31, 1996 and 1995

                    Statement of Earnings for the six months              3
                    ended October 31, 1996 and 1995

                    Balance Sheet at October 31, 1996 and                 4
                    April 30, 1996

                    Statement of Cash Flows for the six months            5
                    ended October 31, 1996 and 1995

                    Notes to Financial Statements                         6

                    Independent Accountants' Report                       8

           Item 2.  Management's Discussion and Analysis of               9
                    Financial Condition and Results of Operations


        Part II - Other Information

           Item 4.  Submission of Matters to a Vote                      12
                    of Security Holders

           Item 6.  Exhibits and Reports on Form 8-K                     12


        Signature                                                        13


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS

       ------------------------------------------------------------------------
                                                            In Thousands
                                                     (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended October 31,                    1996            1995
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $  83,348       $  78,699
          Service                                        11,603          11,459
                                                      ---------       ---------
                                                         94,951          90,158
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          45,017          41,727
          Cost of service                                 7,405           7,539
          Selling, general and administrative            30,380          27,950
          Research and development expenses               7,433           6,055
                                                      ---------       ---------
                                                         90,235          83,271
                                                      ---------       ---------

       Operating income                                   4,716           6,887

       Other income                                       2,302             939
       Interest expense                                     (83)            (93)
                                                      ---------       ---------

       Earnings before income taxes                       6,935           7,733

       Provision for income taxes                         1,800           2,200
                                                      ---------       ---------

       Net earnings                                   $   5,135       $   5,533
                                                      =========       =========

       Net earnings per common share                  $     .22       $     .23
                                                      =========       =========

       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,327          23,912
                                                      =========       =========


                                 See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                            In Thousands
                                                     (except per share amounts)
       ------------------------------------------------------------------------
       Six Months Ended October 31,                      1996            1995
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $ 157,878       $ 155,772
          Service                                        22,881          22,577
                                                      ---------       ---------
                                                        180,759         178,349
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          87,202          83,522
          Cost of service                                14,362          14,959
          Selling, general and administrative            58,975          55,726
          Research and development expenses              14,209          12,132
                                                      ---------       ---------
                                                        174,748         166,339
                                                      ---------       ---------

       Operating income                                   6,011          12,010

       Other income                                       3,300           2,313
       Interest expense                                    (173)           (197)
                                                      ---------       ---------

       Earnings before income taxes                       9,138          14,126

       Provision for income taxes                         2,400           4,100
                                                      ---------       ---------

       Net earnings                                   $   6,738       $  10,026
                                                      =========       =========

       Net earnings per common share                  $     .29       $     .42
                                                      =========       =========

       Dividends paid per common share                $     .16       $     .16
                                                      =========       =========
       Average common shares outstanding                 23,350          23,954
                                                      =========       =========

                                 See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET

                                                              In Thousands
       ------------------------------------------------------------------------
                                                        October 31,   April 30,
                                                            1996          1996
       ------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    7,282    $    8,704
         Accounts receivable                               83,786        74,035
         Inventories                                       63,481        63,196
         Prepaid expenses                                  13,372        12,021
                                                       ----------    ----------
                                                          167,921       157,956
                                                       ----------    ----------

       Investments and long-term
         receivables                                       52,875        59,594
                                                       ----------    ----------

       Property, plant and equipment                      110,638       109,430
         Less accumulated depreciation                     54,510        54,692
                                                       ----------    ----------
                                                           56,128        54,738
                                                       ----------    ----------

       Intangible assets                                   49,050        48,576
         Less accumulated amortization                     10,073         9,327
                                                       ----------    ----------
                                                           38,977        39,249
                                                       ----------    ----------
       Other assets                                         1,252         1,451
                                                       ----------    ----------
                                                       $  317,153    $  312,988
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  14,609        12,895
         Accrued compensation and benefits                 11,983        13,673
         Other accrued liabilities                         17,279        18,351
         Deferred revenue and litigation award              8,865         8,512
         Advances on sales contracts                        2,725         2,672
                                                       ----------    ----------
                                                           55,654        56,296
                                                       ----------    ----------

       Noncurrent Liabilities:
         Deferred income taxes                             11,219        10,056
         Long-term debt                                     7,242         7,338
                                                       ----------    ----------
                                                           18,461        17,394
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,231,600 and 23,198,725 shares                23,232        23,199
         Paid-in capital                                   35,460        35,218
         Retained earnings                                182,332       179,307
         Cumulative translation component                   2,014         1,574
                                                       ----------    ----------
                                                          243,038       239,298
                                                       ----------    ----------
                                                       $  317,153    $  312,988
                                                       ==========    ==========

                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                In Thousands
      --------------------------------------------------------------------------
       Six Months Ended October 31,                           1996         1995


      --------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):
       Operating Activities
         Net earnings                                     $  6,738     $ 10,026
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   5,894        5,248
             Deferred income taxes                           1,163         (644)
             Changes in operating accounts, net of
               effects from business acquisitions:
                 Receivables                               (10,933)      (5,040)
                 Inventories                                  (285)      (4,950)
                 Prepaid expenses                           (1,351)       3,034
                 Accounts payable and accrued expenses        (642)      (8,749)
                                                           --------    --------
       Provided by (Used for) Operating Activities             584       (1,075)
                                                           --------    --------

       Financing Activities
         Purchase of common stock                               --       (5,274)
         Repayments of long-term debt                          (96)         (96)
         Exercise of stock options                             275          559
         Dividends on common stock                          (3,713)      (3,802)
                                                          --------     --------

       (Used for) Financing Activities                      (3,534)      (8,613)
                                                          --------     --------
       Investing Activities
         Long-term debt securities                           7,268       15,258
         Business acquisitions                                  --         (486)
         Additions to property, plant and equipment         (6,440)      (7,461)
         Intangible and other assets                          (373)      (1,071)
         Other long-term investments                         1,073         (241)
                                                          --------     --------

       Provided by Investing Activities                      1,528        5,999
                                                          --------     --------
       (Decrease) in Cash and Short-Term
         Cash Investments                                   (1,422)      (3,689)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                 8,704       10,208
                                                          --------     --------
       Cash and Short-Term Cash Investments,
         End of Period                                    $  7,282     $  6,519
                                                          ========     ========

                                  See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          NOTE 1

          The consolidated balance sheet at October 31, 1996, the consolidated statements of earnings for the three- and six-month periods ended October 31, 1996 and 1995, and the consolidated statement of cash flows for the six-month periods ended October 31, 1996 and 1995 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended October 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

          NOTE 2

          The classification of inventories was as follows (in thousands):

                                      October 31, 1996    April 30, 1996
                                      ----------------    --------------
             Raw materials and
               purchased parts          $ 51,518             $ 51,493
             Work in process              11,963               11,703
                                        --------             --------
                                        $ 63,481             $ 63,196
                                        ========             ========

          NOTE 3

          Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.


          NOTE 4

          Included in this year's second quarter and six months ended October 31, 1996 was a gain of $1,032,000 ($.04 per share) resulting from life insurance benefits the Company received upon the death of Mr.
          H. Joseph Gerber, the Company's former Chairman and President. Life insurance benefits are tax-exempt, and as a result, the income tax provision rates were comparatively lower in the three- and six-month periods ended October 31, 1996.

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES


          With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. at October 31, 1996 and for the three- and six-month periods ended October 31, 1996 and 1995, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 20, 1996 appearing on page 8. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                           INDEPENDENT ACCOUNTANTS' REPORT


          To the Board of Directors and Shareholders of Gerber Scientific, Inc.

          We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 1996 and 1995, the consolidated statement of cash flows for the six-month periods ended October 31, 1996 and 1995, and the consolidated balance sheet as of October 31, 1996 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 23, 1996 on the consolidated financial statements for the year ended April 30, 1996 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

          Based  on  our  review,   we  are  not  aware  of   any  material
          modifications that should be made to the accompanying consolidated statements of earnings for the three- and six-month periods ended October 31, 1996 and 1995, the consolidated statement of cash flows for the six-month periods ended October 31, 1996 and 1995, or the consolidated balance sheet as of October 31, 1996 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ KPMG PEAT MARWICK LLP

          Hartford, Connecticut
          November 20, 1996

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          At October 31, 1996 the Company's ratio of current assets to current liabilities was 3.0 to 1 compared with 2.8 to 1 at April 30, 1996. Net working capital at October 31, 1996 was $112.3 million, an increase of $10.6 million from the beginning of the current fiscal year. The Company's cash and short-term investments totaled $7.3 million at October 31, 1996, which was lower than at the end of the preceding fiscal year but adequate for the Company's requirements. In addition, the Company's portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totaled $51.6 million at October 31, 1996, compared with $58.9 million at April 30, 1996.

          Operating activities provided $.6 million in cash for the six-month period ended October 31, 1996 compared with $1.1 million used by operating activities for the same period last year. Cash generated by earnings and depreciation and amortization in the current year was substantially offset by higher receivable balances. The growth in receivables was related to the higher sales volume of business and also to extended payment terms for certain sales of computer-to-plate imaging systems for the printing industry.

          The principal non-operating uses of cash for the six-month period ended October 31, 1996 were additions to property, plant, and equipment of $6.4 million and the payment of dividends on common stock of $3.7 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $12 to $13 million and expects to fund these with cash on hand and cash from operations.

          The Company's total debt at October 31, 1996 was $7.4 million, down slightly from April 30, 1996. The ratio of total debt to shareholders' equity was 3.1 percent at October 31, 1996, which was unchanged from April 30, 1996. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

          RESULTS OF OPERATIONS

          Combined sales and service revenue for the three- and six-month periods ended October 31, 1996 increased by 5.3 percent and 1.4 percent, respectively, from the same periods of last year. The increases came from both higher product sales and service revenue. Product sales rose because of increased shipments of computer-to-plate imaging systems for the printing industry. Sales were also higher in the Company's line of ophthalmic manufacturing systems for the production of eyeglass lenses and in digital imaging and routing systems for the signmaking industry. These increases were partially offset by a decline in sales of automated fabric cutting and spreading systems for the apparel and related industries.

          The consolidated gross profit margins in this year's second quarter and first six months were slightly lower than the prior year at 44.8 and 43.8 percent, respectively, compared with 45.4 and 44.8 percent for the same periods last year. The lower margins occurred in product sales and resulted from lower sales of automated fabric cutting systems and competitive price discounting on these products, particularly in European markets.

          Selling, general, and administrative expenses in this year's second quarter and first six months increased $2.4 million and $3.3 million, respectively, from the same periods last year. On a percentage of sales basis, S,G & A increased 1 percentage point and 1.4 percentage points from the prior year levels to 32 percent and 32.6 percent of total revenue for the three- and six-month periods ended October 31, 1996, respectively. These increases were the result of advertising campaigns, exhibition costs, and post sales expenses associated with the promotion of certain new products, particularly for computer-to-plate imaging systems for the printing industry.

          The Company continued to commit significant resources to research and the development of new products. R&D expense of $7.4 million in this year's second quarter and $14.2 million in the first six months represented 7.8 and 7.9 percent of revenue in these periods, respectively. These percentages were higher than the prior year comparative levels of 6.7 and 6.8 percent, respectively. This higher level of expenditure in the current year reflected, in part, the development efforts aimed at broadening the Company's line of computer-to-plate imaging systems for the commercial printing industry.

          Interest expense for this year's second quarter and first six months ended October 31, 1996 was slightly lower than in the same periods last year as a result of lower debt levels. Other income in this year's second quarter and first six months was higher than last year because of a gain of $1 million ($.04 per share) from life insurance benefits received upon the death of Mr. H. Joseph Gerber, the Company's former Chairman and President. This gain was partially offset by lower interest income resulting from a smaller investment portfolio of tax-exempt municipal bonds.

          The provision rate for income taxes for the second quarter and six months ended October 31, 1996 was reduced as a result of the tax-exempt life insurance benefits noted above. Without this item, the tax provision rate would have been approximately 30 percent for this year's second quarter and first six months, compared with approximately 29 percent in the same periods last year. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily because of tax-exempt interest income, the tax benefits of the Company's foreign sales corporation, and, in the current year, the tax-exempt life insurance benefits.

          As a result of the above, net earnings decreased in this year's second quarter to $5.1 million or $.22 per share from $5.5 million or $.23 per share in last year's second quarter. For the first six months, net earnings this year decreased to $6.7 million or $.29 per share compared with $10.0 million or $.42 per share in the prior year.

          FORWARD LOOKING STATEMENTS

          This report includes forward-looking statements that describe the Company's business prospects. Readers should keep in mind factors that could have an adverse impact on those prospects. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes, regulations, and laws affecting the business, as well as product competition, pricing, the degree of acceptance of new products to the marketplace, and the difficulty of forecasting sales at various times in various markets.

                             PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

          At the Registrant's Annual Meeting of Shareholders held on September 27, 1996, the shareholders voted on one matter regarding the election of Directors. The shareholders elected A. Robert Towbin and David J. Logan as Directors to serve for terms expiring at the 1999 annual meeting. The terms of office of the other Directors, George M. Gentile, Stanley Simon, Edward E. Hood, Jr., W. Jerome Vereen, and David J. Gerber continued after the meeting.

          Votes cast in the election of Directors were as follows:

                                               Votes          Votes
                                                For          Against
                                           ------------     ---------
             A. Robert Towbin              21,394,656       193,623
             David J. Logan                21,404,118       184,161

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

                 (27)  Financial data Schedule.

          (b)    Reports on Form 8-K

                 No Form 8-K was filed during the quarter for which this report is filed.

                                       SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            GERBER SCIENTIFIC, INC.
                                            -----------------------
                                                  (Registrant)




            Date:  November 22, 1996        By:/s/  Gary K. Bennett
                  -------------------       ------------------------------
                                            Senior Vice President, Finance
                                            and Principal Accounting Officer

                                     EXHIBIT INDEX
                                     -------------


            Exhibit Index
               Number                  Exhibit                        Page
            -------------              -------                        ----

                 11            Statement Regarding Computation         17
                               of Per Share Earnings.*

                 15            Letter Regarding Unaudited Interim      18
                               Financial Information.*

                 27            Financial Data Schedule                 19



            *Filed herewith.

                                                                          EXHIBIT NO. 11


                              GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                 COMPUTATION OF PER SHARE EARNINGS


                                             Three Months                 Six Months
                                                Ended                        Ended
                                              October 31                  October 31
                                     ---------------------------   ---------------------------
                                         1996           1995           1996           1995
                                     ------------   ------------   ------------   ------------

   Net earnings                      $  5,135,000   $  5,533,000   $  6,738,000   $ 10,026,000
                                     ============   ============   ============   ============



   Weighted average shares of
     common stock outstanding
     during the period                 23,231,530     23,617,533     23,220,984     23,692,944


   Common stock equivalents:

     Common stock attributable
     to stock options (treasury
     stock method)                         95,580        294,262        129,042        261,296
                                     ------------   ------------   ------------   ------------


   Average common shares
     outstanding                       23,327,110     23,911,795     23,350,026     23,954,240
                                     ============   ============   ============   ============


     Net earnings per common share   $        .22   $        .23   $        .29   $        .42
                                     ============   ============   ============   ============

                                                                  EXHIBIT NO. 15



            To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                        Re:  Registration Statements on Form S-8,
                             File No. 2-93695 and No. 33-58668

                             Registration Statement on Form S-3,
                             File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated November 20, 1996 related to our review of interim financial information.

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


          Hartford, Connecticut
          November 20, 1996