Form 10-Q
period 1997-01-31
GERBER SCIENTIFIC INC
filed 1997-02-25
CIK 41133

February 25, 1997





          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended January 31, 1997.

          This filing is being effected by direct transmission to the Commission's EDGAR System.

                                        Very truly yours,




                                        /s/ Gary K. Bennett
                                        Senior Vice President, Finance

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549


                                        FORM 10-Q

               (MARK ONE) QUARTERLY REPORT /X/  OR TRANSITION REPORT /  /
                           PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934


        For the quarter ended
          January 31, 1997                            Commission File No. 1-5865



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


                                   Yes /X/.   No /  /.

        At January 31, 1997, 23,294,150 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                             Quarter Ended January 31, 1997



                                                                       PAGE


        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended January 31, 1997 and 1996                       1

                    Statement of Earnings for the nine months
                    ended January 31, 1997 and 1996                       2

                    Balance Sheet at January 31, 1997 and
                    April 30, 1996                                        3

                    Statement of Cash Flows for the nine months
                    ended January 31, 1997 and 1996                       4

                    Notes to Financial Statements                         5

                    Independent Accountants' Report                       8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9


        Part II - Other Information

           Item 1.  Legal Proceedings                                    12

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K


        Signature                                                        13


        Exhibit Index

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                           In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended January 31,                    1997            1996
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $  83,041       $  75,522
          Service                                        11,550          11,362
                                                      ---------       ---------
                                                         94,591          86,884
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          44,825          40,707
          Cost of service                                 7,457           7,281
          Selling, general and administrative            29,335          26,374
          Research and development expenses               7,659           6,790
                                                      ---------       ---------
                                                         89,276          81,152
                                                      ---------       ---------

       Operating income                                   5,315           5,732

       Other income                                         717           1,558
       Interest expense                                     (88)           (139)
                                                      ---------       ---------
       Earnings before income taxes                       5,944           7,151

       Provision for income taxes                         1,800           2,000
                                                      ---------       ---------

       Net earnings                                   $   4,144       $   5,151
                                                      =========       =========

       Net earnings per common share                  $     .18       $     .22
                                                      =========       =========

       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,357          23,516
                                                      =========       =========


                                 See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                           In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Nine Months Ended January 31,                     1997            1996
       ------------------------------------------------------------------------
       Revenue:

          Product sales                               $ 240,919       $ 231,294
          Service                                        34,431          33,939
                                                      ---------       ---------
                                                        275,350         265,233
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                         132,027         124,229
          Cost of service                                21,819          22,240
          Selling, general and administrative            88,310          82,100
          Research and development expenses              21,868          18,922
                                                      ---------       ---------
                                                        264,024         247,491
                                                      ---------       ---------

       Operating income                                  11,326          17,742

       Other income                                       4,017           3,871
       Interest expense                                    (261)           (336)
                                                      ---------       ---------

       Earnings before income taxes                      15,082          21,277

       Provision for income taxes                         4,200           6,100
                                                      ---------       ---------
       Net earnings                                   $  10,882       $  15,177
                                                      =========       =========

       Net earnings per common share                  $     .47       $     .64
                                                      =========       =========

       Dividends paid per common share                $     .24       $     .24
                                                      =========       =========
       Average common shares outstanding                 23,352          23,808
                                                      =========       =========


                                 See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
     -------------------------------------------------------------------------
                                                             In Thousands
     -------------------------------------------------------------------------
                                                       January 31,    April 30,
                                                          1997          1996
     -------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $    8,528    $    8,704
         Accounts receivable                               83,766        74,035
         Inventories                                       59,418        63,196
         Prepaid expenses                                  14,318        12,021
                                                       ----------    ----------
                                                          166,030       157,956
                                                       ----------    ----------
       Investments and long-term
         receivables                                       47,393        59,594
                                                       ----------    ----------

       Property, plant and equipment                      116,999       109,430
         Less accumulated depreciation                     56,651        54,692
                                                       ----------    ----------
                                                           60,348        54,738
                                                       ----------    ----------

       Intangible assets                                   49,254        48,576
         Less accumulated amortization                     10,460         9,327
                                                       ----------    ----------
                                                           38,794        39,249
                                                       ----------    ----------
       Other assets                                         2,070         1,451
                                                       ----------    ----------
                                                       $  314,635    $  312,988
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  11,522        12,895
         Accrued compensation and benefits                 11,314        13,673
         Other accrued liabilities                         18,795        18,351
         Deferred revenue and litigation award              5,818         8,512
         Advances on sales contracts                        3,104         2,672
                                                       ----------    ----------
                                                           50,746        56,296
                                                       ----------    ----------
       Noncurrent Liabilities:
         Deferred income taxes                             11,440        10,056
         Long-term debt                                     7,194         7,338
                                                       ----------    ----------
                                                           18,634        17,394
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,294,150 and 23,198,725 shares                23,294        23,199
         Paid-in capital                                   35,863        35,218
         Retained earnings                                184,616       179,307
         Cumulative translation component                   1,482         1,574
                                                       ----------    ----------
                                                          245,255       239,298
                                                       ----------    ----------
                                                       $  314,635    $  312,988
                                                       ==========    ==========

                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
       -----------------------------------------------------------------------
                                                               In Thousands
       Nine Months Ended January 31,                        1997        1996
       -----------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                    $  10,882   $  15,177
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   8,876       7,979
             Deferred income taxes                           1,384         530
             Changes in operating accounts, net of
               effects from business acquisitions:
                 Receivables                                (9,914)     (2,732)
                 Inventories                                   410      (7,364)
                 Prepaid expenses                           (2,297)        346
                 Accounts payable and accrued expenses      (5,550)    (11,811)
                                                         ---------   ---------
       Provided by Operating Activities                      3,791       2,125
                                                         ---------   ---------
       Financing Activities
         Purchase of common stock                               --     (11,334)
         Repayments of long-term debt                         (144)       (144)
         Exercise of stock options                             740         723
         Dividends on common stock                          (5,573)     (5,685)
                                                         ---------   ---------
       (Used for) Financing Activities                      (4,977)    (16,440)
                                                         ---------   ---------
       Investing Activities
         Long-term debt securities                          11,751      22,781
         Business acquisitions                                  --        (486)
         Additions to property, plant and equipment         (9,861)    (10,099)
         Intangible and other assets                        (1,421)     (1,758)
         Other long-term investments                           541      (1,334)
                                                         ---------   ---------
       Provided by Investing Activities                      1,010       9,104
                                                         ---------   ---------

       (Decrease) in Cash and
         Short-Term Cash Investments                          (176)     (5,211)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                 8,704      10,208
                                                         ---------   ---------
       Cash and Short-Term Cash Investments,
         End of Period                                   $   8,528   $   4,997
                                                         =========   =========


                                  See Accompanying Notes

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1

        The consolidated balance sheet at January 31, 1997, the consolidated statements of earnings for the three- and nine-month periods ended January 31, 1997 and 1996, and the consolidated statement of cash flows for the nine-month periods ended January 31, 1997 and 1996 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended January 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

        Note 2

        The classification of inventories was as follows (in thousands):

                                     January 31, 1997      April 30, 1996
                                     ----------------      --------------
              Raw materials and
                purchased parts          $  49,913            $  51,493

              Work in process                9,505               11,703
                                         ---------            ---------
                                         $  59,418            $  63,196
                                         =========            =========

        Note 3

        Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

        Note 4

        Included in the nine months ended January 31, 1997 was a gain of $1,032,000 ($.04 per share) resulting from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber, the Company's former Chairman and President.

        Note 5

        In December, 1996 the Court of Appeals for the United Kingdom reduced the award to the Company from Lectra Systemes, S.A. of France and its U.K. subsidiary (Lectra) in a patent infringement suit. The earlier award to the Company by the High Court of Justice, Chancery Division, had been for approximately $5.9 million, which was paid to the Company but was not recognized as income pending the outcome of the appeals process. As a result of the Court of Appeals decision, the Company was required to pay back to Lectra approximately $3.1 million, which included interest. The Company is pursuing further appeal of the issues in this litigation and has deferred any income recognition until such time as the uncertainty is resolved.

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Note 6

        Subsequent to the end of the third quarter, the Company's wholly-owned subsidiary, Gerber Garment Technology, Inc. (GGT), completed the acquisition of Cutting Edge, Inc., of Marblehead, Massachusetts. On February 12, 1997, GGT acquired all the outstanding stock of Cutting Edge in exchange for cash of $7.5 million. Cutting Edge is a leading supplier of high-performance, single-layer fabric cutting systems and in its most recent year ended December 31, 1996 had annual sales of approximately $16 million.

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES



        With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 1997 and for the three- and nine-month periods ended January 31, 1997 and 1996, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 19, 1997 appearing on page 8. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
        Section 11 of such Act do not apply.

                             INDEPENDENT ACCOUNTANTS' REPORT


            To the Board of Directors and Shareholders of Gerber Scientific, Inc.


            We have made a review of the consolidated statement of earnings of Gerber Scientific, Inc. and subsidiaries for the three-month and nine-month periods ended January 31, 1997 and 1996, the consolidated statement of cash flows for the nine-month periods ended January 31, 1997 and 1996, and the consolidated balance sheet as of January 31, 1997 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 23, 1996 on the consolidated financial statements for the year ended April 30, 1996 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

            Based   on  our  review,  we  are  not  aware  of  any  material
            modifications that should be made to the accompanying consolidated statement of earnings for the three-month and nine-month periods ended January 31, 1997 and 1996, the consolidated statement of cash flows for the nine-month periods ended January 31, 1997 and 1996, or the consolidated balance sheet as of January 31, 1997 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                       /s/ KPMG PEAT MARWICK LLP


            Hartford, Connecticut
            February 19, 1997

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          The Company's  ratio of current assets to  current liabilities was
          3.3 to 1 at January 31, 1997, compared with 2.8 to 1 at April 30, 1996. Net working capital increased $13.6 million from the beginning of the current fiscal year to $115.3 million at January 31, 1997.

          The Company's cash and short-term investments totalled $8.5 million at January 31, 1997, substantially the same as of the beginning of the fiscal year, and adequate for the Company's normal operating requirements. The Company's liquidity continued to be supplemented by a portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, which totalled $47.1 million at January 31, 1997. This longer-term portfolio has declined from $58.9 million as of the beginning of the current fiscal year for the reasons discussed below.

          Operating activities provided $3.8 million in cash in the first nine months of the current fiscal year. Cash generated by earnings and the non-cash charges for depreciation and amortization was partially offset by growth in accounts receivable. The growth in receivables was related to the higher volume of business and partly to extended payment terms for certain sales of computer-to-plate imaging systems for the printing industry.

          During the quarter ended January 31, 1997, the Company was required to return approximately $3.1 million to Lectra Systemes, S.A. (Lectra) as a result of a Court of Appeals decision in a U.K. patent infringement suit. In fiscal year 1995, a lower court awarded the Company a $5.9 million judgment against Lectra in this litigation. Income recognition of the amounts involved in this litigation has been deferred until the appeals process is resolved. The $3.1 million payment to Lectra reduced the cash provided by operations for the nine months ended January 31, 1997.

          The principal non-operating uses of cash in the nine months ended January 31, 1997 were additions to property, plant, and equipment of $9.9 million and the payment of dividends on common stock of $5.6 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $12 to $13 million and expects to fund these additions with cash on hand and cash from operations.

          Subsequent to January 31, 1997, the Company's wholly-owned subsidiary, Gerber Garment Technology, Inc. (GGT), completed the acquisition of Cutting Edge, Inc., of Marblehead, Massachusetts. On February 12, 1997, GGT acquired all the outstanding stock of Cutting Edge in exchange for cash of $7.5 million. Cutting Edge is a leading supplier of high-performance, single-layer fabric cutting systems and in its most recent year ended December 31, 1996 had annual sales of approximately $16 million.

          The Company's total debt at January 31, 1997 was $7.4 million compared with $7.5 million at the beginning of the fiscal year. The ratio of total debt to shareholders' equity also declined slightly over this period to 3.0 percent at January 31, 1997. The Company believes that its low debt-to-equity ratio is an important indicator of its ability to borrow funds should needs arise.


          RESULTS OF OPERATIONS

          For the third quarter and nine months ended January 31, 1997, combined product sales and service revenue increased $7.7 million and $10.1 million, respectively, from the comparable periods of the prior year. These represented increases of 9 percent and 4 percent, respectively. Both product sales and service revenue were higher in each period this year.

          The year-to-year growth in product sales in the third quarter resulted primarily from increased shipments of the Company's computerized signmaking equipment and aftermarket supplies, and computer-to-plate imaging systems for the printing industry. On a nine-month basis, the Company also recorded higher year-to-year sales of its optical lens manufacturing equipment. These increases were partially offset by a decline in sales of automated fabric cutting and spreading systems for the apparel and related industries.

          Gross profit margins on product sales were 46 percent in this year's third quarter, substantially unchanged from 46.1 percent in the same period last year. On a nine-month basis, gross profit margins on product sales were 45.2 percent this year compared with
          46.3 percent last year. Year-to-date product margins were pressured by lower sales volume in fabric cutting systems in the first six months of the current fiscal year. Service gross margins were slightly lower in the third quarter but higher for the first nine months of the current year.

          Selling, general, and administrative expenses were higher in this year's third quarter and first nine months, reflecting higher marketing and other expenses associated with the growth in sales. As a percentage of revenue, SG&A expenses increased to 31 percent in this year's third quarter from 30.4 percent in the same period last year. For the first nine months, SG&A expenses were 32.1 percent of revenue this year compared with 31 percent in the corresponding period last year. These increases reflected advertising campaigns, exhibition costs, and post-sales expenses associated with the promotion of certain new products, particularly the Company's line of computer-to-plate imaging systems for the printing industry.

          The Company's investment in research and the development of new products was higher in the current year. For the third quarter and first nine months of the current year, R&D expenses represented 8.1 percent and 7.9 percent of revenue, respectively, compared with 7.8 percent and 7.1 percent in the same periods last year. The higher level of expenditure in the current year reflected, in part, the Company's efforts to broaden the line of computer-to-plate imaging systems and related products.

          Interest expense for this year's third quarter and first nine months ended January 31, 1997 was slightly lower than in the same periods last year as a result of lower debt levels. Other income in this year's first nine months was higher than last year due to a second quarter gain of $1 million ($.04 per share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber, the Company's former Chairman and President. Excluding this item, other income was lower in the current year periods reflecting lower interest income from a smaller investment portfolio of tax-exempt municipal bonds.

          The income tax provision rate for the quarter ended January 31, 1997 was approximately 30 percent, but was lower for the nine months ended January 31, 1997 as a result of the tax-exempt life insurance benefits noted above. Without this item, the tax provision rate would have been approximately 30 percent in this year's first nine months. The comparable tax rates for the third quarter and first nine months of last year were 28 percent and 29 percent, respectively. The Company's effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate principally because of tax-exempt interest income, the tax benefits of the Company's foreign sales corporation, and, in the current year, the tax-exempt life insurance benefits.

          As a result of the aforementioned, net earnings for this year's third quarter ended January 31, 1997 were $4.1 million or $.18 per share compared with $5.2 million or $.22 in last year's third quarter. For the nine months ended January 31, 1997 net earnings totalled $10.9 million or $.47 per share compared with $15.2 million or $.64 per share in the same period last year.


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

                              PART II - OTHER INFORMATION



          Item 1.  Legal Proceedings

          In December, 1996 the Court of Appeals for the United Kingdom reduced the award to the Company from Lectra Systemes, S.A. of France and its U.K. subsidiary (Lectra) in a patent infringement suit. The earlier award to the Company by the High Court of Justice, Chancery Division, had been for approximately $5.9 million, which was paid to the Company but was not recognized as income pending the outcome of the appeals process. As a result of the Court of Appeals decision, the Company was required to pay back to Lectra approximately $3.1 million, which included interest. The Company is pursuing further appeal of the issues in this litigation and has deferred any income recognition until such time as the uncertainty is resolved.

          Item 5.  Other Information

          On February 17, 1997, Michael J. Cheshire was appointed President, Chief Operating Officer, and a Director of the Company pending shareholder approval of an expansion of the Board. Mr. Cheshire has responsibility for managing the Company's operations, which are conducted primarily through four wholly owned subsidiaries. Mr. Cheshire was formerly the President of General Signal Corporation's Electrical Group. George M. Gentile, who formerly held the titles of President and Chief Operating Officer, will continue to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company.

          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (10) Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire.

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



                                                  GERBER SCIENTIFIC, INC.
                                              -------------------------------
                                                       (Registrant)



        Dated:  February 25, 1997         By: /s/ Gary K. Bennett
               -------------------            -------------------------------
                                              Senior Vice President, Finance
                                              and Principal Financial Officer

                                    EXHIBIT INDEX


          Exhibit Index
             Number                             Exhibit                Page
          -------------                         -------                 ----

              10                  Employment Agreement dated as
                                  of January 29, 1997 between the
                                  Company and Michael J. Cheshire*       18



              11                  Statement Regarding Computation
                                  of Per Share Earnings*                 28


              15                  Letter Regarding Unaudited Interim
                                  Financial Information*                 29







          *Filed herewith

                                                                 EXHIBIT 10



                                 EMPLOYMENT AGREEMENT

                    EMPLOYMENT AGREEMENT (the "Agreement") dated as of January 29, 1997 between GERBER SCIENTIFIC, INC., a Connecticut corporation (the "Company") and MICHAEL J. CHESHIRE (the "Executive") (the Company and the Executive may collectively be referred to as the "Parties");

                    WHEREAS, the Board of Directors of the Company has determined that it is to the advantage and interest of the Company to employ the Executive, upon the terms and conditions hereinafter provided; and

                    WHEREAS, the Executive desires to accept employment with the Company, upon the terms and conditions hereinafter provided;

                    NOW, THEREFORE, in consideration of the promises and the mutual covenants contained herein, the Parties, intending legally to be bound, agree as follows:

                                      ARTICLE I.

                                     Definitions

                1.1      As   used  in   this  Employment   Agreement,  the
          following terms shall have the meanings set forth below:

                    "Affiliate" shall mean a corporation which, directly or indirectly, controls, is controlled by or is under common control with the Company, or which is a successor in interest to the Company, and for purposes hereof, "control" shall mean the ownership of 20% or more of the voting shares of the corporation in question.

                    "Change of Control" shall mean (a) the acquisition by any person (including a group within the meaning of Section 13(d)
          (3) or 14 (d) (2) of the Exchange Act but excluding the Company or any of its subsidiaries) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of the combined voting power of the Company's then outstanding voting securities; (b) the first purchase of Common Stock of the Company pursuant to a tender offer or exchange offer, other than an offer by the Company or any of its subsidiaries; or (c) approval by shareholders of the Company of a merger, consolidation, liquidation or dissolution of the Company, or of the sale of all or substantially all of the assets of the Company.

                    "Effective Date" shall mean February 17, 1997.

                    "Former Employer" shall mean the employer of the Executive immediately prior to the execution and delivery of this Agreement.

                    "Performance Unit" shall have the meaning set forth in the Gerber Scientific, Inc. 1992 Employee Stock Plan as Amended and Restated as of April 28, 1995.

                    "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government.

                    "Subsidiary" shall mean a corporation, 50% or more of the outstanding voting shares of which is owned or controller directly or indirectly by the Company.

                    Wherever from the context it appears appropriate, each word or phrase stated in either the singular or the plural shall include the singular and the plural, and each pronoun stated in the masculine, feminine or neuter gender shall include the masculine, feminine and neuter.

                                     ARTICLE II.

                          Employment and Duties of Executive

                2.1 Employment; Titles; Duties. The Company hereby agrees to employ the Executive and the Executive hereby accepts his appointment as President and Chief Operating Officer of the Company, commencing on the Effective Date. As President and
          Chief Operating Officer, the Executive shall perform all of the duties normally associated with that position in a corporation generally comparable in size and nature of the Company, acting, in all instances, under the supervision and direction of and in accordance with the policies set by the Board of Directors and by the Chief Executive Officer of the Company (the "CEO"). The Company shall use its best efforts to cause the Executive to be a member of its Board of Directors for so long as he is employed by the Company and during such period of employment shall include him in the management slate for election as a director at any stockholders' meeting at which his term would otherwise expire. If elected or appointed as a director, the Executive will serve in such capacity without any additional compensation.

                2.2 Performance of Duties. The Executive shall devote his full working time and efforts to the performance of his duties as an executive of the Company and to the performance of such other duties as are assigned to him by the Board of Directors of the Company or the CEO.

                                     ARTICLE III.

                              Compensation and Benefits

                    The Company shall pay the Executive as compensation for all of the services to be rendered by him hereunder the compensation and other benefits as provided for and determined pursuant to this Article III.

                3.1 Base Compensation. The Company shall pay the Executive a base salary of $350,000 per annum (the "Base Compensation"), payable in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld from such compensation by applicable laws or regulations and less such other deductions or amounts, if any, as are authorized by the Executive. The Base Compensation of the Executive shall be subject to review on the same schedule and following the same process as employed, from time to time, for principal officers of the Company.

                3.2      Benefits.

                    (a) Standard Existing Company Benefits. The Executive shall be entitled to participate in all of the benefit plans made generally available to the Company's employees (including medical, dental, life and disability insurance, and pension benefits) as described in the brochure attached as Exhibit A hereto; provided, however, nothing contained in this Section 3.2 shall be deemed to limit in any way the Company's right to modify, amend or terminate any plan now or hereafter in existence. Notwithstanding the foregoing or any language to the contrary, Company benefits as described in Exhibit A shall commence on the first day of Executive's employment.

                    (b) Additional Benefits. In addition to the benefits listed in Section 3.2(a), the Company shall provide to the
          Executive:

                        (i) Four weeks vacation in each calendar year (It is understood that the Company's then existing policy on vacation not taken in any year shall apply to any unused vacation.);

                        (ii) Use of a Company car similar in style and cost
          as  that  afforded  to   the  Company's  other  senior  executive
          officers;

                        (iii)  Financial  counseling   services  of  up  to
          $10,000 per year; and

                        (iv) Participation in the Company's Supplemental Pension Benefit Plan ("SERP").

                3.3     Sign-on Awards and Bonus Reimbursement.

                    (a) The Company shall pay the Executive a one-time sign-on award of $400,000 in cash in accordance with the following schedule:

                        (i) $200,000 one year from the Effective Date (except that $100,000 of the foregoing amount shall be payable on the Effective Date in the event that the Company is not required to make the Bonus Reimbursement specified in Section 3.3(b) below; and

                        (ii) $200,000 two years from the Effective Date.

          Any award required to be paid by the Company to the Executive under this Section 3.3 is hereinafter referred to as a "Sign-on Award."

                    (b) In the event the Executive forfeits and does not receive the cash bonus he would normally be entitled to receive from his Former Employer for his performance in 1996 because of his acceptance of employment with the Company, the Company shall, promptly after the Effective Date, reimburse the Executive an additional amount ("Bonus Reimbursement") equal to the amount of the cash bonus the Executive would have received from his Former Employer. The Bonus Reimbursement payable by the Company under this Section shall not exceed $185,000. The Executive shall furnish the Company such documentation as may be reasonably requested by the Company to support his request for payment of any amount pursuant to this Section 3.3(b).

                3.4     Bonuses.

                    (a) Bonus for Fiscal Year Ending April 30, 1998. In addition to any Sign-on Award provided by the Company to the Executive pursuant to Section 3.3 above, the Executive shall be eligible to receive a bonus for the Company's fiscal year ending April 30, 1998 ("1998 Fiscal Year") of up to a maximum of 75 percent of his Base Compensation, which bonus shall be calculated and determined on the same basis and terms as are set forth in the Company's annual bonus plan for executives for the 1998
          Fiscal Year ("1998 Bonus Plan"); provided, however, the Executive's bonus for the 1998 Fiscal Year shall not, in any event, be less than $175,000. The Executive's bonus for the 1998 Fiscal Year shall be paid to the Executive in cash on or before July 15, 1998.

                    (b) Bonuses for Fiscal Years Subsequent to the 1998 Fiscal Year. The Executive shall be entitled to participate in the bonus plans adopted by the Management Development and Compensation Committee of the Company's Board of Directors and approved by the Company's Board of Directors for fiscal years ending after the 1998 Fiscal Year in the same manner and on the same terms as other executives of the Company.


                3.5     Options and Performance Units.

                    (a) Pursuant to the Gerber Scientific, Inc. 1992 Employee Stock Plan, as Amended and Restated as of April 28, 1995, (the "Performance Plan") attached hereto as Exhibit B, the Executive shall be granted (i) options to purchase 30,000 shares of the Company's Common Stock and (ii) 7,500 Performance Units.

                    Such options will vest and become exercisable after six years in accordance with the terms of the Performance Plan, but the terms of grant will provide that vesting will be accelerated as provided in the table below in the event that annual compounded growth in the Company's earnings per share ("EPS"), measured from the EPS ($.076) for the Company's fiscal year ended April 30, 1995 ("1995 Fiscal Year") to the end of the 1998 Fiscal Year (April 30, 1998) or to the end of each successive fiscal year thereafter through April 30, 2000, equals or exceeds the Annual Compounded EPS growth rates set forth below:

                    Annual Compound     Percent of Options as to which
                       EPS Growth            Vesting is Accelerated

                         18%                        100%
                         17%                         80%
                         16%                         60%
                         15%                         40%
                         14%                         20%

                    To the extent that options vest early because of the achievement of the foregoing EPS growth performance criteria, Performance Units shall also vest and be payable in accordance with the terms of the Performance Plan, to the extent of one Performance Unit for each four options vesting. Under the Performance Plan, each employee selected to receive a grant ("Participant") is required to execute an Agreement which will set forth the terms of the grant ("Grant Agreement") and each such Grant Agreement is required to provide that payment under a Performance Unit, if earned, is subject to the condition that a participant has previously exercised or simultaneously exercises a related option (i.e., an option granted to a Participant at the same time as the Performance Units are granted and which vests at the same time as, or earlier than, such Performance Unit vests). The Performance Plan also provides that, subject to certain exceptions set forth in such Plan, a Performance Unit will be paid only while a Participant remains employed by the Company or one of its Subsidiaries. All options and Performance Units granted to the Executive will be subject to and governed by the terms of the Performance Plan.

                    (b) Additional Options. In May 1997, the Executive shall be granted options to purchase 120,000 shares of the Company's Common Stock under the Performance Plan on the same terms as options will be granted at such time, to other executive officers of the Company under such Plan.

                                     ARTICLE IV.

                          Termination and Severance Payments

                4.1      Termination  Without  Cause.    Either  party  may
          terminate this Agreement at any time for any reason; provided, however:

                    (a) if Executive terminates his employment by the Company, for whatever reason, Executive shall be entitled to his Base Compensation up to the date of his termination and, further, shall be entitled to retain all amounts previously paid by the Company prior to such termination date including, without limitation, Sign-on Bonuses and Bonus Reimbursement. Executive shall not be entitled to any amounts payable by the Company under this Agreement or otherwise after the termination date.

                    (b) if the Company terminates the Executive's employment under this Agreement for any reason other than for cause as described in Section 4.2 herein, the Executive shall be entitled to receive:

                         (i) his Base Compensation through the date of termination and for an additional eighteen (18) months following the date of termination;

                         (ii) any unpaid portion of any bonus earned by the
          Executive for any then completed fiscal year of the Company, plus the pro-rata portion of the Executive's target bonus for any portion of a fiscal year completed prior to termination of employment, plus the pro-rata portion of his target bonus for a period of eighteen (18) months from the date of such termination. For purposes of this Article IV, the Executive's target bonus for any particular year shall equal fifty (50) percent of his Base Compensation for such year or if the Executive's Base Compensation has not then been set for a particular year, the target bonus for such year shall be fifty (50) percent of his then current Base Compensation;

                    (c) the balance of any unpaid Sign-on Award; and

                    (d) medical benefits for a period of eighteen (18) months following the date of termination.

                4.2 Termination for Cause. If the Executive engages in (a) fraud, (b) embezzlement, (c) any other crime involving moral turpitude, (d) gross or willful neglect of duty, (e) such conduct as results or as is likely to result in material damage to the reputation of the Company or any of the Subsidiaries or Affiliates of the Company, or (f) if the Executive declines to follow any significant instruction or policy (which is both legal and reasonable) of the CEO or of the Board of Directors of the Company which instruction or policy is formally communicated to the Executive, or if the Executive adheres to such persistent refusal or neglect to follow such instructions or policy, the
          Company may at any time thereafter terminate the Executive's employment hereunder by written notice to him, effective immediately and the date of the notice shall be the Termination

          Date hereunder. Any such termination shall be deemed to be termination for cause, for purposes of this Agreement. If the Executive's employment is terminated for cause hereunder, then the Executive shall be entitled to receive only the following payments: (a) any portion of his Base Compensation accrued to the date of such termination and not theretofore paid to him; and
          (b) reimbursement for any expenses properly incurred by the Executive, and supported by appropriate vouchers, which expenses have been incurred prior to the date of such termination and which have not theretofore been reimbursed. Except as set forth in the immediately preceding sentence, all of the Executive's rights to compensation and benefits hereunder shall be terminated, in the event of termination for cause, as of the date the Executive is terminated.

                4.3 Termination Following Change of Control. If the Executive's employment under this Agreement is terminated by the Company or his position as described in Section 2.1 herein is reduced by the Company, at any time within twenty-four (24) months following a change in control, Executive shall be entitled to receive:

                    (a)  his   Base  Compensation   through  the   date  of
          Termination  and  for  an  additional  twenty-four  (24)   months
          following the date of termination;

                    (b) any unpaid portion of any bonus earned by the Executive for any then completed fiscal year of the Company, plus the pro-rata portion of the Executive's target bonus for any portion of a fiscal year completed prior to termination of employment, plus the pro-rata portion of his target bonus for a period of twenty-four (24) months from the date of such termination;

                    (c) the balance of any unpaid Sign-on Award; and

                    (d) medical benefits for a period of twenty-four (24) months following the date of termination.

                4.4 Death or Disability. If the Executive dies or becomes partially or totally disabled during his employment under this Agreement and is thus unable to fulfill his assigned responsibilities, he shall be entitled to receive the balance of any unpaid Sign-on Award and such other death and/or disability benefits as employees of the Company are then entitled to receive. Except as herein provided, all of the Executive's rights to compensation and benefits hereunder shall terminate upon such death or disability.

                4.5 Other Termination of Employment by the Executive. If the Executive voluntarily terminates his employment, then he shall be entitled to receive only those payments set forth in
          Section 4.2 hereof.

                                      ARTICLE V.

                   Representations and Warranties by the Executive

                5.1 To induce the Company to enter into this Agreement, the Executive hereby represents and warrants that, as of the Effective Date, he is not a party to any agreement, contract or understanding, which would in any way restrict or prohibit him from undertaking or performing any of his obligations under this Agreement, and that no facts or circumstances exist which would prohibit him from doing so.

                                     ARTICLE VI.

                  Confidential Information and Proprietary Interests

                6.1 Confidentiality and Inventions Agreement. The Executive agrees to execute and deliver, immediately upon execution and delivery of this Agreement, that certain Confidentiality and Inventions Agreement in the same form as signed by other employees of the Company, a copy of which is attached hereto as Exhibit C.


                                     ARTICLE VII.

                                       Notices

                7.1      Notice.   Notices  and  all  other  communications
          provided for hereunder shall be in writing and shall be sufficient in all respects if delivered or sent by certified mail, return receipt requested, addressed, in the case of the Company, to the Company at 83 Gerber Road West, South Windsor,
          Connecticut 06074, Attention: Chairman of the Board of Directors, with a copy to the Secretary, or, in the case of the Executive, to the Executive at 164 Main Street, Farmington, Connecticut 06032 or, in either case to such other address as either party may have furnished to the other in writing in accordance herewith; except that notice of change of address shall be effective only upon receipt.


                                    ARTICLE VIII.

                              Assignment and Successors

                8.1 Neither this Agreement nor any of his rights or duties hereunder may be assigned or delegated by the Executive. This Agreement shall be binding upon and, except as aforesaid, shall inure to the benefit of the Parties and their respective successors and permitted assigns.

                                     ARTICLE IX.

                             Entire Agreement and Waiver

                9.1 Integration. This Agreement and the Exhibits hereto contain the entire agreement of the Parties hereto and supersede all previous agreements between the Parties hereto, written or oral, express or implied, covering the subject matter hereof. No representations, inducements, promises or agreements, oral or otherwise, not embodied herein shall be of any force or effect. This Agreement may not be amended, supplemented or rescinded except by instrument in writing signed by both Parties hereto.

                9.2 No Waiver. No waiver or modification of any of the provisions of this Agreement shall be valid unless in writing and signed by or on behalf of the Party granting such waiver or modification. No waiver by any Party of any breach or default hereunder shall be deemed a waiver of any repetition of such breach or default or shall be deemed a waiver of any other breach or default, nor shall it in any way affect any of the other terms or conditions of this Agreement or the enforceability thereof. No failure of the Company to exercise any power given it hereunder or to insist upon strict compliance by the Executive with any obligation hereunder, and no custom or practice at variance with the terms hereof, shall constitute a waiver of the right of the Company to demand strict compliance with the terms hereof.


                                      ARTICLE X.

                                    Governing Law

                10.1 This Agreement shall be governed by and construed, and the rights and obligations of the Parties hereto enforced, in accordance with the laws of the State of Connecticut.


                                     ARTICLE XI.

                                       Headings

                11.1 The Article and Section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

                    IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first written above, which shall be deemed to be the Effective Date.


                                             GERBER SCIENTIFIC, INC.



                                             By:  _____________________
                                                George M. Gentile



                                             MICHAEL J. CHESHIRE


                                             ________________________

                                                               EXHIBIT NO. 11



                              GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                 COMPUTATION OF PER SHARE EARNINGS



                                            Three Months                 Nine Months
                                                Ended                       Ended
                                              January 31                   January 31
                                     ---------------------------   ---------------------------
                                         1997           1996           1997           1996
                                     ------------   ------------   ------------   ------------
                                                                   <C.
   Net earnings                      $  4,144,000   $  5,151,000   $ 10,882,000   $ 15,177,000
                                     ============   ============   ============   ============


   Weighted average shares of
     common stock outstanding
     during the period                 23,260,861     23,294,950     23,234,334     23,559,975


   Common stock equivalents:

     Common stock attributable
     to stock options (treasury
     stock method)                         95,925        221,007        118,003        247,867
                                     ------------   ------------   ------------   ------------

   Average common shares
     outstanding                       23,356,786     23,515,957     23,352,337     23,807,842
                                     ============   ============   ============   ============

   Net earnings per common share     $        .18   $        .22   $        .47   $        .64
                                     ============   ============   ============   ============



                                                             EXHIBIT NO. 15



          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                       Re:  Registration Statements on Form S-8
                            File No. 2-93695 and No. 33-58668

                            Registration Statement on Form S-3,
                            File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated February 19, 1997 related to our review of interim financial information.

          Pursuant to Rule 436(c) under the Securities Act, such reports are not considered a part of a Registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                        Very truly yours,




                                       /s/ KPMG PEAT MARWICK LLP

          Hartford, Connecticut
          February 19, 1997