Form 10-K
period 1997-04-30
GERBER SCIENTIFIC INC
filed 1997-07-25
CIK 41133

July 22, 1997

                                    YREND/10K97EDG

                                        July 25, 1997





          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, DC  20549

                            Re:  Gerber Scientific, Inc.
                                 Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

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

 For the Fiscal Year Ended April 30, 1997             Commission File No. 1-5865

                               GERBER SCIENTIFIC, INC.
                (Exact name of Registrant as specified in its charter)

                      Connecticut                             06-0640743
          ------------------------------          ---------------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation  or organization)          Identification Number)

                     83 Gerber Road West
                      South Windsor, CT                            06074
          ----------------------------------------              ----------
          (Address of principal executive offices)               (Zip Code)

          Registrant's   telephone  number,  including   area  code:  (860)
          644-1551
          =================================================================
          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
                    Title of each  class                on  which registered
          --------------------------------------       ----------------------
          Common  Stock, par  value $1.00  per share   New York Stock Exchange

       At June 30, 1997, 23,334,025 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $392,500,000. Excluded from this amount is voting stock having an aggregate market value of approximately $68,300,000 (representing 14.8% of the outstanding voting stock) which is owned by the estate of the Company's founder and former President and Chairman of the Board of Directors and his family, and by the other members of the Company's Board of Directors, who are deemed affiliates for purposes of this computation.

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

            (1) 1997 Annual Meeting Proxy Statement (Parts I, III, and IV).

                               GERBER SCIENTIFIC, INC.

                                Index to Annual Report
                                     on Form 10-K
                              Year Ended April 30, 1997




        PART I                                                            PAGE

        Item  l.      Business  . . . . . . . . . . . . . . . . . . .       1
        Item  2.      Properties  . . . . . . . . . . . . . . . . . .       8
        Item  3.      Legal Proceedings . . . . . . . . . . . . . . .       9
        Item  4.      Submission of Matters to a Vote of Security
                      Holders . . . . . . . . . . . . . . . . . . . .       9
                      Executive Officers of the Registrant  . . . . .       9


        PART II

        Item  5.      Market for the Registrant's Common Equity
                      and Related Stockholder Matters . . . . . . . .       9
        Item  6.      Selected Financial Data . . . . . . . . . . . .      10
        Item  7.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .      11
        Item  8.      Financial Statements and Supplementary Data . .      19
        Item  9.      Changes in and Disagreements with Auditors
                      on Accounting and Financial Disclosure  . . . .      47


        PART III

        Item 10.      Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . . . .      47
        Item 11.      Executive Compensation  . . . . . . . . . . . .      48
        Item 12.      Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . . . .      49
        Item 13.      Certain Relationships and Related
                      Transactions  . . . . . . . . . . . . . . . . .      49


        PART IV

        Item 14.      Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K . . . . . . . . . . . . . .      49
                      Signatures  . . . . . . . . . . . . . . . . . .      51

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

               As of April 30, 1997, the Company had approximately 1,900 regular, full-time employees.

               On February 12, 1997, the Company's GGT subsidiary acquired the outstanding stock of Cutting Edge Inc. (Cutting Edge) of Marblehead, Massachusetts, for a total cost of approximately $7.8 million and subsequently merged that company into GGT. Cutting Edge manufactures high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. GGT has continued to develop, manufacture, market, and support the Cutting Edge product lines.

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

               On March 1, 1994, GGT purchased the business and certain assets and liabilities of Niebuhr Maskinfabrik A/S (Niebuhr) of Ikast, Denmark, for a total cost of approximately $1 million. Niebuhr manufactures and markets computer-automated fabric spreading equipment used in the apparel and related industries. The acquisition was accomplished through a newly formed Danish subsidiary of GGT known as GGT-Niebuhr A/S, which has continued to manufacture, market, and support Niebuhr equipment.

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

               The Company's principal CAD/CAM products consist of the following: cutting, nesting, spreading, and material handling systems; microprocessor- and PC-controlled signmaking and graphic arts systems; interactive imaging and inspection systems; and ophthalmic lens manufacturing systems. For each of the Company's last three fiscal years, the approximate percentage of consolidated sales and service revenue accounted for by these classes of products and their related aftermarket supplies was as follows:
                                                   1997   1996   1995
                                                   ----   ----   ----
           Cutting, nesting, spreading, and
             material handling systems              51%    54%    57%
           Microprocessor- and PC-controlled
             signmaking and graphic arts systems    30%    30%    29%
           Interactive imaging and inspection
             systems                                12%    10%     8%
           Ophthalmic lens manufacturing systems     7%     6%     6%

           CAD/CAM  Cutting, Nesting,  Spreading,  and  Material  Handling
           Systems

               The Company produces computer-controlled material spreading and cutting systems for the apparel, aerospace, automotive, and other industries that manufacture with sewn goods. Material spreading systems enhance cutting room efficiency by automating the preparation of multiple layers of material for the cutting table. The Company's computer-controlled cutting systems accurately cut parts out of single and multiple layers of flexible materials, such as textiles, vinyls, plastics, fiberglass, and advanced composite materials, quickly, efficiently, and with more precision than the traditional methods of hand cutting or die cutting.

               The Company's computer-aided design, pattern-making, and marker-making (nesting) systems automate the design, pattern-making, pattern-grading (sizing), and marker-making functions. This improves the efficiency of material usage in the apparel, furniture, luggage, automotive, aerospace, sheet metal, composites, and other industries.

               The Company also produces several related hardware and software products for the sewn goods industries. Among the software products is a product data management system that provides a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process, along with production and quality requirements.

           CAD/CAM  Microprocessor-  and   PC-Controlled  Signmaking   and
           Graphic Arts Systems

               The Company's microprocessor- and PC-controlled production systems and software bring computer automation to the signmaking, screenprinting, and graphic arts industries. The Company produces a full range of automated lettering systems, software, plotters, routers, and color digital imaging systems for the design and production of signs and graphic arts on adhesive-backed vinyls and other materials. The Company's color digital imaging systems create continuous length, durable, professional-quality text and graphics, including complicated halftones, multiple colors, and process four color images directly on signmaking vinyl.

               The Company also sells aftermarket supplies to these industries, including a wide variety of adhesive-backed vinyls, translucent vinyl films, color foil cartridges, reflective sheeting, masking film, sandblast stencil, heat transfer flock, and specialty and screenprinting films.

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

               The Company also produces laser imaging systems for the commercial printing industry that are used to expose digital printing plates, enabling direct computer-to-plate printing. These systems enable printing plates to be imaged in a digital work flow environment, eliminating the necessity to expose film to make a plate for the printing press. The result is the elimination of a number of steps in the printing process, a reduction in waste, and an improvement in press efficiency, providing cost savings and faster job turnaround for commercial printers.

           CAD/CAM Ophthalmic Lens Manufacturing Systems

               The Company produces innovative, high-technology system solutions in the manufacture of prescription eyewear. The ophthalmic manufacturing systems offered by the Company replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels and increasing productivity. The Company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating, and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the Company's processing software. The markets for the Company's ophthalmic manufacturing systems include wholesale optical laboratories and optical retail chains and superstores.

           Research and Development

               The Company continues to emphasize technological development with research and development programs designed to create new software and hardware products, improve existing products, and modify products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 1997, 1996, and 1995 were $30,415,000,
           $25,771,000, and $26,009,000, respectively. The Company also received and expended approximately $736,000, $1,373,000, and $3,109,000 for the years ended April 30, 1997, 1996, and 1995, respectively, for customer-funded research and development projects.

           Marketing

               Most of the Company's product sales are to end-users and are sold through the Company's direct sales force in the United States, subsidiaries in Europe, Canada, Mexico, Australia, New Zealand, and the Far East, and independent sales representatives and agents in various parts of the world. The Company's microprocessor- and PC-controlled signmaking and graphic arts systems are sold principally to independent distributors for resale by them. Domestic sales personnel are located in a number of cities, including Hartford, New York, Atlanta, Chicago, Dallas, and Los Angeles. The Company's foreign sales and service subsidiaries are located in Belgium, Germany, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, and Hong Kong. The Company's foreign subsidiaries act both as sales representatives on a commission basis and as distributors, depending upon the product and the territory involved.

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

           Working Capital

               The Company's business generally does not require unusually large amounts of working capital. The Company receives advance payments on customer orders for some of its products. The Company also sells certain of its products through leasing programs which are financed by third-party financial institutions. These leases are generally for three- to five-year terms. The Company has recourse obligations for leases which are financed under these leasing programs and these obligations are secured and collateralized by the underlying equipment.

           Customers

               The Company's customers are primarily end-users, except in the sale of microprocessor- and PC-controlled signmaking and graphic arts systems, for which the Company's customers are primarily independent distributors. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 1997, 1996, or 1995. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's business.

           Backlog

               The Company's backlog of orders considered firm was approximately $56,800,000 at April 30, 1997, compared with $48,700,000 at April 30, 1996. Substantially all the backlog at April 30, 1997, is scheduled for delivery in fiscal 1998. The Company records as backlog firm orders from customers for delivery at specified dates. Historically, the Company has experienced few cancellations of orders.

           Competition

               The Company competes in a variety of markets and with a variety of other companies. In certain of these markets, competitors are larger and have greater financial, marketing, and technological resources than the Company. In the markets the Company serves, the principal competitive factors are product performance, price, customer support, and company reputation.

               The Company believes that it is the largest worldwide supplier to the apparel and allied industries of computer-controlled limp material cutting systems and pattern-making, grading, and nesting systems. There is worldwide competition in these markets, and certain competing companies have become significant suppliers. Certain of these competitors have marketed cutting equipment which the Company believes may have infringed the Company's patents, and the Company has lawsuits pending against such competitors.

               In the marketplace for microprocessor- and PC-controlled signmaking and graphic arts systems, the Company holds the predominant market position. The Company pioneered the development of these technologies, holding several key related patents. While there has been an increase in the number of companies marketing competing products, the Company believes that none have been able to match the combined product, marketing, and selling/distribution strength of the Company.

               The Company also produces laser imaging systems for the electronics and commercial printing industries. In the electronics marketplace, there are significant competitors in the manufacture and sale of laser imaging systems for printed circuit board manufacturing. The Company's automated optical inspection equipment for this market also has significant competition, primarily from foreign-based manufacturers. At the present time, the Company believes its direct computer-to-printing plate laser imaging system for the commercial printing industry has a leading position. There is competition in this market and the Company anticipates that additional competition from larger companies will emerge.

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

           Financial Information About Foreign and Domestic Operations and Export Sales

               The financial information required by Item 1 relating to export sales is included in Note 1, "Products and Operations" of "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on page 28 of this Form 10-K.

               The  approximate  percentage   of  consolidated  sales  and
           service revenue from foreign (i.e., non-U.S.) customers for each of the last three fiscal years was as follows:

                                                   1997   1996    1995
                                                   ----   ----    ----

              Percentage of consolidated sales
                and service revenue from
                foreign customers                   48%    49%     48%

               The Company is subject to the usual risks involved in international sales, which include unfavorable economic or political conditions in foreign countries, restrictive trade policies imposed by foreign governments, restrictions on the transfer of funds, and foreign currency exchange rate fluctuations. The Company's foreign product sales have generally been made in U.S. dollars, but for certain products and territories (principally in Western Europe), the Company has made sales in local currencies. The Company has a program to hedge such sales through the use of forward foreign currency exchange contracts.


           Item 2.  Properties.

               The Company's principal operations are conducted in the following facilities:

                   Type of Facility                     Location
           --------------------------------        -----------------

           Manufacturing/office (O)                South Windsor, CT
                                                    (4 sites)
           Manufacturing/office (O)                Tolland, CT
           Manufacturing/office (O)                Manchester, CT
           Manufacturing/office (L)                Ikast, Denmark
           Manufacturing/office (L)                Marblehead, MA
           Service/office (O)                      Richardson, TX
           Warehouses/sales and service
             offices (L)                           Various
           -----------------------
           (O) Company owned
           (L) Leased

               Management believes that the Company's present facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

               The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $2,668,000 in the fiscal year ended April 30, 1997.

               The Company owns substantially all of the machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 1997, the aggregate rental under such leases was $1,420,000. The Company fully utilizes such machinery and equipment.

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

               Other relevant information regarding legal proceedings is included in Part II, Item 8, Note 10, "Deferred Litigation Award," of the "Notes to Consolidated Financial Statements" appearing on page 32 of this Form 10-K.

           Item 4.  Submission of Matters to a Vote of Security Holders.

               No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 1997.

           Executive Officers of the Registrant.

               Included in Part III, Item 10, "Directors and Executive Officers of the Registrant" appearing on page 47 of this Form 10-K.

           PART II

           Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

               The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB". Shareholders of record totaled 1,575 at April 30, 1997. The other information required by Item 5 is included in Part II, Item 8, Note 17, "Quarterly Results (Unaudited)" of the "Notes to Consolidated Financial Statements" appearing on page 44 of this Form 10-K.

     Item 6.  Selected Financial Data.

     Five Year Financial Summary

     In thousands except
     per share amounts                 For years ended April 30
                            ---------------------------------------------------
                           1997       1996       1995       1994       1993

     Sales and service
     revenue            $380,917   $ 359,120  $ 322,708  $ 260,734  $ 254,365

     Net earnings 1-3     16,009      19,868     18,111     15,321      8,336

     Net earnings per
     common share 1-3        .69         .84        .76        .64        .35

     Cash dividends per
     common share            .32         .32        .30        .23        .20

     Total assets        325,215     312,988    324,428    286,443    269,981

     Long-term debt        7,145       7,338      7,531      7,724      7,916

     Shareholders'
     equity             $248,021   $ 239,298  $ 237,302  $ 224,824  $ 215,460

     Weighted average
     common shares
     outstanding          23,365      23,689     23,950     23,967     23,918

     (1) Net earnings for the year ended April 30, 1997 included a $1,032,000 gain ($.04 per share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

     (2) Net earnings for the year ended April 30, 1994 included a $788,000 gain ($.03 per share) from adopting the method of accounting for income taxes required by Statement of Financial Accounting Standards No. 109.

     (3) In the year ended April 30, 1994, the Company recorded a gain as a result of a final judgment in a U.S. patent infringement case brought against Lectra Systemes S.A. of France and its U.S. subsidiary. The gain, net of the 1994 expenses associated with it and after income taxes, amounted to approximately $3,400,000 ($.14 per share).

     Item 7.
     Management's Discussion and Analysis of        Gerber Scientific, Inc.
     Financial Condition and Results of Operations.

     For years ended April 30, 1997, 1996, and 1995
     ----------------------------------------------------------------------
     Results of Operations

     Consolidated revenue in 1997 was $380.9 million, an increase of $21.8 million or 6.1 percent from $359.1 million in the prior year. The increase in 1997 reflected higher product sales and a slight increase in service revenue. Each of the Company's product classes experienced sales growth in 1997, except for the Company's line of computer-controlled cutting, nesting, spreading, and material handling systems. The decrease in this product class was caused by the relative weakness in demand from the apparel industry for fabric cutting systems, which occurred in the first half of the year.

     The largest increase in product sales occurred in imaging systems as the Company continued to penetrate the commercial printing industry with computer-to-plate digital imaging systems. The Company also continued its heavy investment in the development of this business in 1997.

     Increased sales of the Company's signmaking systems and aftermarket supplies also contributed to the 1997 sales increase. The sales increase was fueled by the introduction of two new high speed signmaking routers and strong demand for aftermarket supplies, especially consumables for the GERBER EDGE, a digital imaging system for color printing directly on sign vinyl and other materials.

     Product sales gains were also realized in 1997 from sales of the Company's optical lens manufacturing systems to both the optical superstore chains and the wholesale optical laboratories. The opening of new retail stores, as well as the conversion of existing stores led to higher demand for the Company's complete Premier Lab system.
     Market consolidation and the Company's strategic alliance with a major, vertically integrated lens manufacturer contributed to higher sales to the wholesale optical laboratories.

     In the third and fourth quarters, the Company experienced stronger demand, especially from the United States and certain international markets, for its line of computer-controlled cutting, nesting, spreading, and material handling systems for the apparel and related industries. Also contributing were higher sales of related software products, including a product data management system that provides a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process and production and quality requirements.

     Slightly affecting year-to-year comparative sales was the Company's acquisition of Cutting Edge Inc. (Cutting Edge) on February 12, 1997, which added $2.3 million to 1997 fourth quarter and annual revenue. Cutting Edge, based in Marblehead, Massachusetts, manufactures high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. In its most recent complete year prior to acquisition, Cutting Edge had annual sales of approximately $16 million. Cutting Edge's operations were included in the Company's 1997 consolidated statement of earnings for the period February 12 to April 30, 1997.

     Geographically, sales gains were realized in 1997 in each of the Company's major markets. Export sales to Far East customers improved significantly, up $5.9 million from the previous year to $42.4 million. In total, export sales from the United States in 1997 rose $10.4 million, or 7.5 percent, from the previous year and represented 39 percent of total revenue compared with 39 percent in 1996 and 38 percent in 1995.

     Consolidated revenue in 1996 was $359.1 million, an increase of $36.4 million or 11 percent from $322.7 million in 1995. The increase in 1996 reflected higher product sales while service revenue was substantially unchanged. Revenue in 1995 included the effect of a change in fiscal year-end for certain of the Company's foreign subsidiaries which added $6.7 million to the 1995 total. Excluding this amount from the comparison, year-to-year revenue increased 14 percent from 1995 to 1996.

     Each of the Company's product classes and major geographic markets experienced sales growth in 1996. The largest sales increase occurred in color digital imaging signmaking systems and was led by sales of the GERBER EDGE and related aftermarket supplies. Also contributing to the higher sales in this product class was a new line of friction-fed plotters, which are used to cut sign images from signmaking vinyl.

     Increased sales of the Company's computer-to-plate digital imaging systems for the commercial printing and graphic arts industries also contributed to the 1996 sales increase. Product sales gains were also realized in 1996 in optical lens manufacturing systems and in the Company's line of marker-making and fabric spreading systems for the apparel and allied industries.

     Consolidated revenue in 1995 was $322.7 million, an increase of $62 million or 24 percent from 1994. The increase reflected a year-over-year improvement in sales from the Company's baseline operations, the acquisition of two new businesses, Microdynamics, Inc. (Microdynamics) and Niebuhr Maskinfabrik A/S (Niebuhr), and a change in the fiscal year-end for certain foreign subsidiaries.

     The sales gain in 1995 occurred in all major geographic markets but was particularly strong in Europe. Export sales to European customers improved significantly, up $19.5 million from the previous year. In total, export sales from the United States in 1995 rose $29 million or 32 percent from the previous year.

     The Niebuhr and Microdynamics acquisitions added a total of $22.7 million to 1995 revenue. Niebuhr was a Danish-based company that manufactured computerized fabric spreading equipment for the apparel and related industries. In 1995, Niebuhr's operations added $10.1 million to the Company's consolidated revenue. Microdynamics was a Texas-based company and a leading supplier of computer-aided design, graphic design, and product management systems. Its operations added $12.6 million to the Company's 1995 consolidated revenue.

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

     Service revenue rose $7.1 million in 1995 compared with 1994. Approximately one-half of this increase reflected the addition of the Microdynamics service business. The additional two months of service revenue from the change in year-ends for certain foreign subsidiaries accounted for most of the remaining increase.

     The overall gross profit margin in 1997 was 44.2 percent compared with
     44.8 percent in 1996. This reflected lower margins on product sales partially offset by higher service margins. The gross profit margin on product sales was 45.2 percent in 1997 compared with 46.3 percent in 1996. Contributing to the lower product gross margin in 1997 were higher sales of OEM-supplied equipment, particularly for the electronics industry. Price discounting affected margins on newly introduced computer-to-plate digital imaging systems for the commercial printing market and cutting and marker-making systems for the apparel industry, especially in the European market. Service gross profit margins increased in 1997 to 37 percent compared with
     34.2 percent in 1996. The improvement in service gross profit margins resulted, in part, from the utilization of service personnel on a product retrofit program earlier in the year.

     The gross profit margins on product sales in 1996 were higher than in 1995 while margins on service revenue declined slightly. The improvement in product margins reflected the favorable impact of higher sales volume in 1996, although product margins continued to be pressured by price discounting on sales of cutting and marker-making systems to the apparel industry. Service gross margins were lower in 1996 due to less-than-anticipated revenue growth in servicing cutting and marker-making systems.

     The gross profit margins on product sales in 1995 were lower than in 1994, while margins on service revenue improved. Contributing to the product margin decline in 1995 were the sales of Niebuhr fabric spreaders, whose margins were significantly below the Company's average product margin. Higher costs of manufacturing in Denmark coupled with the relative strength of the Danish currency versus the U.S. dollar pressured the margins on this product. Lower product margins in 1995 also reflected start-up costs on the early production runs of a new GERBERcutter series and a lens blocking system. The improved service margins in 1995 reflected the addition of the Microdynamics service business.

     Selling, general and administrative expenses were $120.1 million or
     31.5 percent of revenue in 1997.  This compared with $111.7 million or
     31.1 percent of revenue in 1996 and $97.5 million (30.2 percent of revenue) in 1995. The higher selling, general and administrative expenses in each year related primarily to the higher sales volume and also to marketing expenses associated with the introduction of new products, particularly computer-to-plate systems for the commercial printing and graphic arts industries. The additional expense of Cutting Edge in 1997 and the additional expenses of Niebuhr and Microdynamics in 1996 and 1995 also caused higher expense levels.

     The Company has historically committed significant resources to research and the development of new products and strives to maintain a leading position in automation technology in the various markets it serves. Research and development (R&D) expenses represented 8 percent of revenue in 1997 compared with 7.2 percent and 8.1 percent of revenue in 1996 and 1995, respectively. R&D expenses in 1997 were higher than in 1996 due largely to the development of new computer-to-plate imaging systems. Also contributing to higher R&D levels in 1997 were the development of new signmaking plotters and new Windows-based software products for the Company's optical lens manufacturing systems.

     In each of the years 1997, 1996, and 1995, the Company's debt obligations consisted of Industrial Revenue Bonds with short-term variable tax-exempt interest rates. Since debt levels changed only slightly over this three-year period, the changes in the Company's interest expense reflected primarily the movements in short-term interest rates.

     Other income in 1997 included a gain of approximately $1 million from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber, the Company's founder and former president. Exclusive of this amount, other income in 1997 and 1996 came primarily from interest on investments in municipal bonds and royalty income. In 1995, the Company collected a damage award of $5.9 million in a patent infringement case related to computer-controlled cutting equipment brought in the United Kingdom against Lectra Systemes S.A. of France and its U.K. subsidiary (Lectra). Lectra appealed this damage award and the Company deferred any income recognition pending the outcome of the appeals process. In December 1996, a Court of Appeals decision required the Company to repay $3.2 million to Lectra. The Company has sought the right to appeal this decision and has continued to defer any income recognition of the amounts involved in this litigation until such time as the ultimate award amount is determined.

     The statutory U.S. Federal income tax rate was 35 percent for 1997, 1996, and 1995 while the effective income tax provision rates were
     27.9 percent, 28.7 percent, and 27.9 percent, respectively.
     Offsetting the statutory U.S. Federal income tax rate in 1997 were research and development tax credits, which were reinstated through legislation, and the tax-exempt life insurance benefit noted above. Tax-exempt interest income from the Company's municipal bond investments and the tax savings derived from the Company's Foreign Sales Corporation also offset the statutory U.S. Federal income tax rate in each year. The expiration of the research and development tax credit in 1996 contributed to the higher tax rate in that year.

     Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," have no impact on the Company's consolidated financial position or results of operations. The Company does not provide postemployment or postretirement benefits other than through its pension plans.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," required the Company either to adopt a method of accounting for stock options at "fair value" in its financial statements or to retain its existing method and disclose the pro forma effects of this "fair value" method beginning in fiscal year 1997. The Company has retained its prior method of accounting for stock options and has included the required pro forma disclosures in the notes to its consolidated financial statements.

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued in February 1997 and is effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

     Financial Condition

     The Company's short-term liquidity at April 30, 1997 improved slightly from 1996 and was considered adequate for the Company's immediate requirements. Cash and short-term cash investments totaled $9.5 million at April 30, 1997 compared with $8.7 million at April 30, 1996 and $10.2 million at April 30, 1995. Net working capital increased to $118.9 million at April 30, 1997 from $101.7 million and $78.5 million at April 30, 1996 and 1995, respectively. The working capital ratio at April 30, 1997 was 3 to 1 compared with 2.8 to 1 and 2.1 to 1 at April 30, 1996 and 1995, respectively.

     Operating activities provided $8.4 million in cash in 1997. The cash generated by earnings and by the non-cash charges against earnings for depreciation and amortization was offset substantially by growth in accounts receivable. The growth in receivables related to a significantly higher volume of business in the 1997 fourth quarter. Also affecting the Company's receivables in 1997 were extended payment terms given on sales of computer-to-plate digital imaging systems. Significant non-operating uses of cash in 1997 were $7.4 million for the acquisition of Cutting Edge and $1 million for repayment of its debt; additions to property, plant and equipment of $13.1 million; and dividends on common stock of $7.4 million.

     The net working capital position of Cutting Edge was weaker than the Company's and, when combined with the acquisition-related cash payments, slightly lowered the Company's consolidated liquidity, working capital, and current ratio at April 30, 1997. In connection with the acquisition, the Company recorded approximately $6.7 million of goodwill which is being amortized on a straight-line basis over 20 years.

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

     Operating activities provided $29.3 million in cash in 1995. A significant use of this cash in 1995 was for the acquisitions of Niebuhr and Microdynamics. The Company paid approximately $1 million for the Niebuhr acquisition and repaid approximately $1.1 million of Niebuhr's bank debt subsequent to the acquisition. The Company paid approximately $8 million in 1995 for the Microdynamics acquisition and repaid approximately $2.2 million of its debt.

     In addition to the business acquisitions and the repayments of the acquired companies' debt, other significant uses of cash in 1995 were for additions to property, plant and equipment ($12.5 million); dividends on common stock ($7.1 million); additional investment in tax-exempt securities ($2.2 million); and open market purchases of the Company's common stock ($1.4 million).

     The Company's longer-term investment portfolio of tax-exempt municipal securities totaled $36.6 million at April 30, 1997, down from $58.9 million at April 30, 1996. The lower portfolio in 1997 resulted primarily from working capital requirements, fixed asset additions, and the Cutting Edge acquisition. The securities in the investment portfolio had initial maturities ranging up to five and one-half years in length with a weighted average maturity of approximately one year at April 30, 1997. These investments are classified in the consolidated balance sheet as a long-term asset. The Company intends to hold these securities to maturity and, by doing so, expects to earn a higher rate of return than that provided by short-term money market instruments. The pre-tax equivalent yield on this portfolio was approximately 7 percent at April 30, 1997.

     The additions to property, plant and equipment of $13.1 million in 1997 were funded by operations and from the Company's investment portfolio. In 1996 and 1995, the Company spent $12.6 million and $12.5 million, respectively, for additions to property, plant and equipment. The Company expects that 1998 capital expenditures will be in the range of $11-$13 million and expects to fund these additions with cash on hand and cash generated by operations.

     The Company has a common stock buy-back program authorized by the Board of Directors. Under this authorization, the Company may purchase up to an additional 763,000 shares of its outstanding common stock as, in the opinion of management, market conditions warrant. No purchases of common stock were made in 1997. In 1996 and 1995, the Company purchased 681,200 and 100,400 shares, respectively, for $11.3 million and $1.4 million. These purchases were at average prices of $16.64 and $13.65 per share, respectively.

     At April 30, 1997 and 1996, the Company's long-term debt consisted entirely of tax-exempt Industrial Revenue Bonds amounting to $7.3 million and $7.5 million, respectively, at those dates. The Company's ratio of total debt to shareholders' equity was 3 percent at April 30, 1997 compared with 3.1 percent at April 30, 1996 and 3.3 percent at April 30, 1995. The Company believes its low debt-to-equity ratio is an important indicator of the ability to borrow funds should needs arise. Scheduled maturities of long-term debt in 1998 amount to $.2 million, and payment is expected to be made with cash from operations.

     At April 30, 1997 and 1996, the Company had a line of credit agreement with a major U.S. commercial bank providing for up to $20 million in short-term borrowings by the Company. The Company also had a $15 million multi-currency line of credit with a major European bank providing a short-term borrowing facility for certain of its European subsidiaries. No amounts were borrowed against these credit lines as of April 30, 1997 and 1996. Any such borrowings would bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR). The lines of credit have commitment fees of 1/8 percent of the unused amounts.

     With regard to the Microdynamics acquisition in September 1995, the Company was contingently liable to make up to $4 million in additional payments on the first anniversary based upon Microdynamics' closing balance sheet and the realizability of certain of the acquired assets. No additional payments were subsequently required under this provision. The Microdynamics acquisition agreement also provides for additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the acquisition. Any amounts due based upon the earnings-related contingency would be payable at the end of the three-year period. Any contingent amounts that become payable will be recorded as additional goodwill and will be amortized over the remainder of the 20-year amortization period.

     Forward Looking Statements

     This report includes forward looking statements that describe the Company's business prospects. Readers should keep in mind factors that could have an adverse impact on those prospects. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes and regulations and laws affecting the business, as well as product competition, pricing, the degree of acceptance of new products in the marketplace, and the difficulty of forecasting sales at various times in various markets.

     Item 8.  Financial Statements and Supplementary Data.

     Consolidated Statement of Earnings                Gerber Scientific, Inc.


                                                      For years ended April 30
                                                    ---------------------------

     In thousands except per share amounts
                                                     1997       1996     1995
    --------------------------------------------------------------------------

    Revenue:

      Product sales                                $334,990  $314,118 $278,451
      Service                                        45,927    45,002   44,257
                                                   --------  -------- --------
                                                    380,917   359,120  322,708
                                                   --------  -------- --------
    Costs and Expenses:

      Cost of product sales                         183,472   168,710  150,637
      Cost of service                                28,930    29,627   29,000
      Selling, general and
       administrative expenses                      120,143   111,666   97,452
      Research and development expenses              30,415    25,771   26,009
                                                   --------  -------- --------
                                                    362,960   335,774  303,098
                                                   --------  -------- --------

    Operating income                                 17,957    23,346   19,610

    Other income                                      4,590     4,940    5,964
    Interest expense                                   (338)     (418)    (463)
                                                   --------  -------- --------

    Earnings before income taxes                     22,209    27,868   25,111
    Provision for income taxes                        6,200     8,000    7,000
                                                   --------  -------- --------

    Net Earnings                                   $ 16,009  $ 19,868  $18,111
                                                   ========  ======== ========

    Net Earnings Per Common Share                  $    .69  $    .84   $  .76
                                                    ========  ======== ========

    See summary of significant accounting policies and notes to consolidated financial statements.

     Consolidated Balance Sheet                          Gerber Scientific, Inc.

                                                                  April  30

                                                          -------------------
     In thousands except per share amounts                  1997         1996
     ---------------------------------------------------------------------------
     Assets
     Current Assets:
       Cash and short-term cash investments               $  9,503    $  8,704
       Accounts receivable                                  92,378      74,035
       Inventories                                          62,221      63,196
       Prepaid expenses                                     13,702      12,021
                                                          --------    --------
                                                           177,804     157,956
                                                          --------    --------
     Investments and Long-Term Receivables                  37,037      59,594
                                                          --------    --------
     Property, Plant and Equipment                         121,447     109,430
       Less accumulated depreciation                        58,883      54,692
                                                          --------    --------
                                                            62,564      54,738
                                                          --------    --------
     Intangible Assets                                      56,687      48,576
       Less accumulated amortization                        10,774       9,327
                                                          --------    --------
                                                            45,913      39,249
                                                          --------    --------
     Other Assets                                            1,897       1,451
                                                          --------    --------
                                                          $325,215    $312,988
                                                          ========    ========

     Liabilities and Shareholders' Equity
     Current Liabilities:
       Notes payable                                      $     --    $     --
       Current maturities of long-term debt                    193         193
       Accounts payable                                     17,453      12,895
       Accrued compensation and benefits                    14,038      13,673
       Other accrued liabilities                            18,458      18,351
       Deferred revenue and litigation award                 6,249       8,512
       Advances on sales contracts                           2,465       2,672
                                                          --------    --------
                                                            58,856      56,296
                                                          --------    --------
     Noncurrent Liabilities:
       Deferred income taxes                                11,193      10,056
       Long-term debt                                        7,145       7,338
                                                          --------    --------
                                                            18,338      17,394
                                                          --------    --------

     Contingencies and Commitments (Notes 3, 5, 10, and 16)

     Shareholders' Equity:
       Preferred stock, no par value; authorized 10,000,000
         shares; no shares issued                               --          --
       Common stock, $1 par value; authorized 65,000,000
         shares; issued and outstanding 23,306,900 and
         23,198,725 shares                                  23,307      23,199
       Paid-in capital                                      36,100      35,218
       Retained earnings                                   187,880     179,307
       Cumulative translation component                        734       1,574
                                                          --------    --------
                                                           248,021     239,298
                                                          --------    --------
                                                          $325,215    $312,988
                                                          ========    ========

     See summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Statement of Changes
      in Shareholders' Equity                          Gerber Scientific, Inc.


                                   Common
                                   Stock,                          Cumulative
      In thousands except         $1 Par    Paid-in    Retained   Translation
      per share amounts           Value     Capital    Earnings    Component
      --------------------------------------------------------------------------

       April 30, 1994             $ 23,828   $ 34,688   $166,771    $   (463)

       Net earnings                     --         --     18,111          --
       Foreign currency translation
         adjustment                     --         --         --       2,501
       Dividends ($.30 per share)       --         --     (7,138)         --
       Exercise of stock options and
         related tax benefit            30        344         --          --
       Purchase and retirement of
         common stock                 (100)      (147)    (1,123)         --
                                  --------   --------   --------    --------

       April 30, 1995               23,758     34,885    176,621       2,038

       Net earnings                     --         --     19,868          --
       Foreign currency translation
         adjustment                     --         --         --        (464)
       Dividends ($.32 per share)       --         --     (7,536)         --
       Exercise of stock options and
         related tax benefit           122      1,344         --          --
       Purchase and retirement of
       common stock                   (681)    (1,011)    (9,646)         --
                                  --------   --------   --------    --------

       April 30, 1996               23,199     35,218    179,307       1,574

       Net earnings                     --         --     16,009          --
       Foreign currency translation
         adjustment                     --         --         --        (840)
       Dividends ($.32 per share)       --         --     (7,436)         --
       Exercise of stock options and
         related tax benefit           108        882         --          --
                                  --------   --------   --------    --------
       April 30, 1997             $ 23,307   $ 36,100   $187,880    $    734
                                  ========   ========   ========    ========

      See summary of significant accounting policies and notes to consolidated financial statements.

         Consolidated Statement of Cash Flows        Gerber Scientific, Inc.

                                                              For years ended April 30
                                                              ------------------------------------
         In thousands                                          1997        1996       1995
         -----------------------------------------------------------------------------------------
         Cash Provided by (Used for)

         Operating Activities:
           Net earnings                                     $ 16,009    $ 19,868    $ 18,111
           Adjustments to reconcile net earnings to cash
            provided by operating activities:
              Depreciation and amortization                   11,752      10,810      11,365
              Deferred income taxes                            1,137         515       2,756
              Changes in operating accounts, net of
                effects of business acquisitions:
                  Receivables                                (17,320)    (10,358)     (3,830)
                  Inventories                                   (826)     (3,489)     (1,965)
                  Prepaid expenses                            (1,664)      2,289      (4,884)
                  Accounts payable and accrued expenses         (729)    (13,708)      7,788
                                                            --------    --------    --------
              Provided by Operating Activities                 8,359       5,927      29,341
                                                            --------    --------    --------
         Financing Activities:
           Purchase of common stock                               --     (11,338)     (1,370)
           Repayments of long-term debt                         (548)       (193)       (693)
           Net short-term financing                             (595)         --      (2,755)
           Exercise of stock options                             990       1,466         374
           Dividends on common stock                          (7,436)     (7,536)     (7,138)
                                                            --------    --------    --------
              (Used for) Financing Activities                 (7,589)    (17,601)    (11,582)
                                                            --------    --------    --------
         Investing Activities:
           Long-term debt securities                          22,301      23,802      (2,224)
           Business acquisitions                              (7,384)       (486)     (9,038)
           Additions to property, plant and equipment        (13,067)    (12,647)    (12,468)
           Intangible and other assets                        (1,614)        (14)     (2,085)
           Other long-term investments                          (207)       (485)      2,659
                                                            --------    --------    --------
              Provided by (Used for) Investing Activities         29      10,170     (23,156)
                                                            --------    --------    --------
         Increase (Decrease) in Cash and Short-Term
           Cash Investments                                      799      (1,504)     (5,397)

         Cash and Short-Term Cash Investments,
           Beginning of Year                                   8,704      10,208      15,605
                                                            --------    --------    --------
         Cash and Short-Term Cash Investments, End of Year  $  9,503    $  8,704    $ 10,208
                                                            ========    ========    ========
         See summary of significant accounting policies and notes to consolidated financial statements.


     Report of Management                           Gerber Scientific, Inc.
     ----------------------------------------------------------------------
     To the Shareholders of Gerber Scientific, Inc.

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

     Independent Auditors' Report
     ----------------------------------------------------------------------

     To the Board of Directors and Shareholders of Gerber Scientific, Inc.

     We have audited the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1997 and 1996 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997 in conformity with generally accepted accounting principles.








     /s/ KPMG Peat Marwick LLP


     KPMG Peat Marwick LLP
     Hartford, Connecticut
     May 22, 1997

     Summary of Significant Accounting Policies and
     Notes to Consolidated Financial Statements          Gerber Scientific, Inc.
     ---------------------------------------------------------------------

     Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated.

     In fiscal years 1997 and 1996, foreign subsidiaries were consolidated on the basis of fiscal years ending on the last day of April. In fiscal year 1995, the year-end of certain of the Company's foreign subsidiaries was changed from February to April to coincide with the parent Company's year-end. Accordingly, an additional two months of operating results for these subsidiaries were included in the fiscal 1995 financial statements. The effect of this change in year-ends was to increase sales and service revenue for the fourth quarter and year ended April 30, 1995 by $6,749,000. This change did not have a significant effect on net earnings and earnings per share for these periods.

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

     Property, Plant, Equipment, and Depreciation

     Property, plant and equipment are stated on the basis of cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in other income.

     Depreciation is provided generally on a straight-line basis.
     Estimated useful lives used for calculating depreciation are 45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

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

     Earnings Per Share

     Net earnings per common share are based on the weighted average number of common shares outstanding and common stock equivalents during each year (23,365,000, 23,689,000, and 23,950,000 shares in 1997, 1996, and
     1995, respectively).

     Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates.

     New Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued February 1997 and is effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

     Notes to Consolidated Financial Statements     Gerber Scientific, Inc.
     ----------------------------------------------------------------------

     Note 1.Products and Operations

     The Company designs, manufactures, markets, and services computer-aided design (CAD) and computer-aided manufacturing (CAM) systems and sells related aftermarket supplies. No other segment of the Company accounted for more than 10 percent of consolidated revenue or net earnings in 1997, 1996, or 1995. No individual customer accounted for more than 10 percent of consolidated revenue in 1997, 1996, or 1995.

     The Company's primary manufacturing facilities are in the United States, and it also manufactures in Denmark. Company sales and service offices are in numerous United States and foreign locations.

     Export sales from the United States for each year were as follows:

                In thousands         1997            1996            1995
     ----------------------------------------------------------------------

                Europe            $ 68,494        $ 67,025          $62,417

                Far East            42,375          36,462           31,858

                Other areas         38,187          35,180           27,584
                                  --------        --------         --------

                                  $149,056        $138,667         $121,859
                                  ========        ========         ========



     Note 2.Cash and Short-Term Cash Investments

     Cash and short-term cash investments at the end of each year were as follows:

                In thousands                         1997           1996
                -----------------------------------------------------------
                Cash                               $ 1,161       $  1,705

                Time deposits                        8,342          6,999
                                                   --------      --------
                                                   $ 9,503       $  8,704
                                                   ========      ========


     The Company's short-term cash investments are in high-quality securities placed with major U.S. and international financial institutions. The Company's investment policies limit the amount of exposure to any one financial institution. Due to the relatively short maturity of these financial instruments, their carrying value at April 30, 1997 was a reasonable estimate of their fair value.

     Note 3.Accounts Receivable

     Included in accounts receivable were amounts earned under specific contracts which were not billable of $10,757,000 at April 30, 1997 and $7,652,000 at April 30, 1996. The earned but unbilled amount at April 30, 1997 is expected to be billed and collected within the next year.

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

     Note 4.Inventories

     The classification of inventories at the end of each year was as follows:

                In thousands                        1997           1996
     ----------------------------------------------------------------------
                Raw materials and purchased parts $ 49,461       $ 51,493
                Work in process                     12,760         11,703
                                                  --------       --------
                                                  $ 62,221       $ 63,196
                                                  ========       ========

     Note 5.Business Acquisitions

     On September 1, 1994, Gerber Garment Technology, Inc. (GGT), a wholly owned subsidiary of the Company, acquired the outstanding stock of Microdynamics, Inc. (Microdynamics) of Dallas, Texas and subsequently merged that company into GGT. Microdynamics was a leading supplier of computer-aided design (CAD), graphic design, and product management systems for the apparel, footwear, and other sewn goods industries. GGT has continued to develop, manufacture, market, and support the Microdynamics product lines.

     Under terms of the acquisition agreement, the purchase price of Microdynamics was approximately $8,200,000 plus additional contingent cash consideration based on the earnings performance of a certain acquired product line over the three-year period following the date of acquisition.

     On February 12, 1997, GGT acquired the outstanding stock of Cutting Edge Inc. (Cutting Edge) of Marblehead, Massachusetts and subsequently merged that company into GGT. The purchase price was approximately $7,800,000. Cutting Edge was a leading supplier of high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. GGT has continued to develop, manufacture, market, and support the Cutting Edge product lines.

     Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies have been included in the Company's consolidated statements of earnings from the respective dates of acquisition. The acquisition costs were allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition costs over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over 20 years from the date of acquisition. Any contingent consideration that is subsequently payable for the purchase of Microdynamics will be recorded as additional acquisition cost at the time the contingency is resolved and the amount is determinable. Additional goodwill resulting from any contingency-related payment will be amortized over the remainder of the 20-year goodwill amortization period.

     The following pro forma combined results of operations for the years ended April 30, 1997 and 1996 have been prepared as if the Cutting Edge acquisition occurred at the beginning of each of the respective fiscal years and give effect to estimated purchase accounting and other adjustments resulting from the acquisition. The pro forma information is presented on the assumption that the acquisition cost would have been the same at the beginning of each period.


      In thousands                             (Unaudited)
     (except per share amounts)            1997            1996
     ----------------------------------------------------------------
               Sales revenue            $394,521       $371,503
               Net earnings               15,157         20,160
               Net earnings per
                 common share                .65            .85

     The pro forma financial information presented is not necessarily indicative of the results of operations that would have been achieved had the acquisition of Cutting Edge actually been effective as of the beginning of each fiscal year or of future results of the combined companies.

     Note 6.Investments and Long-Term Receivables

     Investments and long-term receivables at the end of each year were as follows:

                     In thousands              1997      1996
              --------------------------------------------------------
              Tax-exempt municipal bonds    $  36,571  $ 58,872
              Long-term receivables               466        89
              Other                                --       633
                                            ---------  --------
                                            $  37,037   $59,594
                                            =========  ========

     The Company has purchased for investment purposes a portfolio of investment-grade tax-exempt municipal bonds with initial maturities ranging up to five and one-half years. At April 30, 1997, the portfolio had a weighted average maturity of approximately one year and a pre-tax equivalent yield of approximately 7 percent. The Company purchased these securities to earn a higher after-tax rate of return than that provided by short-term money market instruments. The estimated aggregate fair value of the Company's tax-exempt municipal bonds was $36,764,000 at April 30, 1997 and $59,281,000 at April 30,
     1996 based upon quoted market prices or market prices for similar securities. At April 30, 1997, the gross unrealized gains and losses were $201,000 and $8,000, respectively. At April 30, 1996, the gross unrealized gains and losses were $417,000 and $8,000, respectively.

     Note 7.Property, Plant and Equipment

     The components of property, plant and equipment at the end of each year were as follows:

              In thousands                         1997      1996
               ---------------------------------------------------------
               Land                             $  4,368  $  4,356
               Buildings                          45,098    43,348
               Machinery, tools, and equipment    68,628    61,375
               Construction in progress            3,353       351
                                                --------  --------
                                                $121,447  $109,430
                                                ========  ========

     Note 8.Intangible Assets

     The components of net intangible assets at April 30, 1997 and 1996 were as follows:

             In thousands                            1997          1996
             --------------------------------------------------------------
               Prepaid pension cost               $ 20,181       $ 19,744
               Patents, net of accumulated
                 amortization                        8,092          7,507
               Goodwill, net of accumulated
                 amortization                       17,502         11,743
               Other                                   138            255
                                                  --------       --------
                                                  $ 45,913       $ 39,249
                                                  ========       ========

     Note 9.Notes Payable

     The Company has short-term bank lines of credit which totaled approximately $38,000,000 at April 30, 1997 based upon year-end foreign exchange rates. As of April 30, 1997 and 1996, no amounts were borrowed under these credit lines. Included in the bank lines of credit is a $20,000,000 line of credit from a major U.S. commercial bank and a $15,000,000 multi-currency line of credit from a major European commercial bank. The multi-currency line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. Borrowings under these lines of credit bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR) for the relevant currency and term. These lines of credit have commitment fees of 1/8 percent of the unused amount.

     Note 10.Deferred Litigation Award

     The Company brought suit in the United Kingdom alleging Lectra Systemes, S.A. of France and its U.K. subsidiary (Lectra) infringed certain Company patents dealing with automated fabric cutting equipment. The High Court of Justice, Chancery Division, in London found that Lectra had infringed two of the Company's patents, and in 1995 awarded damages to the Company of $5,868,000. Lectra paid this award of damages to the Company and filed an appeal. In December 1996, the Court of Appeals for the United Kingdom reduced the earlier award to the Company by $3,164,000, which was repaid to Lectra. The Company has sought the right to appeal the Court of Appeals' decision and has deferred any income recognition of the amounts involved in this litigation until such time as the ultimate award amount is determined.

     Note 11.Income Taxes

     The components of the provision for income taxes for the years ended April 30, 1997, 1996, and 1995 were as follows:

            In thousands                1997        1996     1995
            --------------------------------------------------------------
               Currently payable:
                  Federal             $  1,400  $  6,300  $    5,600
                  State and local          100       600         400
                  Foreign                  600       500         500
                                      --------  --------    --------
                                         2,100     7,400       6,500
               Deferred                  4,100       600         500
                                      --------  --------    --------
                                      $  6,200  $  8,000    $  7,000
                                      ========  ========    ========

     Income tax payments totaled $3,415,000, $4,179,000, and $5,931,000 in the years ended April 30, 1997, 1996, and 1995, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

                                            1997         1996        1995
          -----------------------------------------------------------------
             Statutory U.S. Federal income
             tax rate                       35.0%        35.0%       35.0%
             State income taxes, net of U.S.
               Federal tax benefit            .7           .9          .9
             Foreign tax rate differences     .8           --          .7
             Life insurance benefits        (1.6)          --          --
             Tax-exempt interest income     (3.4)        (3.8)       (4.8)
             Foreign Sales Corporation      (2.2)        (2.4)        (.7)
             Research and development tax
               credits                      (3.2)         (.2)       (2.3)
             Other, net                      1.8          (.8)        (.9)
                                            -----        -----       -----
             Effective income tax rate      27.9%        28.7%       27.9%
                                            =====        =====       =====

     The Company's deferred income tax balances relate principally to differing depreciation methods for property, plant and equipment, differing book and tax treatment of patent costs, the timing of employee benefit plan funding versus expense recognition, differing valuations of inventories, accounts receivable, and other assets for book and tax purposes, expense provisions not deductible until paid, and tax operating loss carryforwards. At April 30, 1997 and 1996, current deferred tax assets of approximately $8,000,000 and $9,400,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 1997 and 1996 were as follows:

                                      1997                       1996
                           Deferred Tax  Deferred Tax Deferred Tax  Deferred Tax
 In thousands                 Assets     Liabilities     Assets     Liabilities
 -------------------------------------------------------------------------------
 Depreciation                $     --      $  3,100     $     --       $  4,500
 Patents                           --         3,200           --          3,000
 Employee benefit plans         1,400         8,400        1,200          6,200
 Asset valuations               7,200           700        4,600            800
 Litigation award                 600            --        1,900             --
 Provisions for estimated
   expenses                     3,600         3,200        3,000          1,700
 Foreign exchange gains
   and losses                      --           700           --            900
 Tax carryforwards              4,300            --        6,500             --
 Other                            200           300        2,200          1,700
                             --------      --------     --------       --------
                               17,300        19,600       19,400         18,800
 Valuation allowance             (900)           --       (1,200)            --
                             --------      --------     --------       --------
                             $ 16,400      $ 19,600     $ 18,200       $ 18,800
                             ========      ========     ========       =======

     Consolidated earnings before income taxes included foreign pre-tax earnings of $3,371,000, $612,000, and $2,687,000 for 1997, 1996, and
     1995, respectively. The Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. It is not practicable for the Company to estimate the deferred tax liability that might arise on the remittance of the earnings of these foreign subsidiaries. For income tax reporting purposes, the Company has U.S. and foreign net operating loss carryforwards of approximately $8,000,000 at April 30, 1997. Such carryforwards have various expiration dates and begin to expire in the 1998 fiscal year.

     Note 12.Long-Term Debt

     The composition of long-term debt at the end of each year was as follows:

                In thousands                 1997           1996
                ----------------------------------------------------------

                Industrial Revenue Bonds   $ 7,338        $  7,531
                Less current maturities        193             193
                                           --------       --------
                                           $ 7,145        $  7,338
                                           ========       ========

     The Company's Industrial Revenue Bonds are collateralized by certain property, plant and equipment and are payable to 2014 at variable interest rates which ranged from 4.6 percent to 6 percent at April 30, 1997. Included therein are $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 1997 and 1996, the average interest rate on the VRDBs was 3.5 percent and 3.8 percent, respectively. The remaining Industrial Revenue Bonds bear interest at 70 percent of the U.S. prime rate. The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of the debt at April 30, 1997 was a reasonable estimate of its fair value.

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

     Covenants in the Industrial Revenue Bond agreements require the Company to maintain certain levels of tangible net worth and certain ratios of debt to tangible net worth and working capital, as defined therein. At April 30, 1997, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $117,000,000 of retained earnings was not available for dividend payments at April 30, 1997.

     The aggregate annual maturities of long-term debt for each of the four years after 1998 total $193,000 annually. Interest payments totaled $343,000, $426,000, and $439,000 in the years ended April 30, 1997,
     1996, and 1995, respectively.

     Note 13.Preferred Stock, Common Stock, Stock Option Plans, and Incentive Bonus Plans

     Preferred Stock

     The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 1997, no preferred stock had been issued.

     Common Stock

     In 1988, the Board of Directors authorized the Company to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has purchased 2,237,000 shares at a total cost of $38,836,000, or an average cost of $17.36 per share. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 1997, the Company could purchase up to an additional 763,000 shares under the current Board of Directors' authorization.

     Stock Option Plans

     The Company's 1992 Employee Stock Plan (the 1992 Plan) was approved by shareholders in September 1992 and provides for incentive and nonqualified stock option grants to officers and key employees. Stock options under the 1992 Plan are for a ten-year term and are granted at the market price of the common stock on the date of grant.

     In 1995, shareholders approved amendments to the 1992 Plan permitting the grant of performance units in conjunction with stock option grants. The performance units become payable in cash in the event certain pre-established performance goals are attained and the grantee simultaneously exercises related stock options with the cash award. The maximum number of shares of common stock available for grant as stock options under the amended 1992 Plan is 3,000,000 shares, and the maximum number of performance units available for grant is 2,000,000.

     The 1992 Non-Employee Director Stock Option Plan (the 1992 Director
     Plan) was approved by shareholders in September 1992 and provides for the automatic award each May 1 of options to purchase 1,000 shares of common stock to eligible members of the Board of Directors who are not also employees of the Company. Stock options under the 1992 Director Plan are nonqualified options with a ten-year term and are granted at the market price of the common stock on the date of grant. Options granted under the 1992 Director Plan are immediately exercisable. The maximum number of shares of common stock available for grant as stock options under the 1992 Director Plan is 75,000 shares.

     A summary of the stock option activity for the three years ended April 30, 1997 is set forth below:

                                                1997                            1996                         1995

                                      Options      Weighted-Average   Options      Weighted-Average   Options  Weighted Average
                                                    Exercise Price                  Exercise Price              Exercise Price
         ----------------------------------------------------------------------------------------------------------------------
         Outstanding-
         beginning of year            1,208,970    $   13.67            699,365    $   11.18            665,965    $   10.72

         Granted                        138,000        15.01            689,000        15.76             90,000        14.40
         Exercised                     (108,175)        7.80           (122,145)       10.74            (29,850)        9.82

         Cancelled                      (67,625)       14.80            (57,250)       14.57            (26,750)       12.07
                                      ---------    ---------          ---------    ---------          ---------    ---------

         Outstanding-
         end of year                  1,171,170    $   14.31          1,208,970    $   13.67            699,365    $   11.18
                                      =========    =========          =========    =========          =========    =========

         Exercisable at
         end of year                    491,045    $   12.69            434,470    $   10.52            431,115    $   10.03
                                      =========    =========          =========    =========          =========    =========


         Reserved for future
         grants                       2,153,875                       2,231,250                       1,371,000
                                      =========                       =========                       =========


     The exercise prices for options outstanding as of April 30, 1997 ranged from $7.25 to $16.62. The weighted-average remaining contractual life of options outstanding at April 30, 1997 is 7.2 years. In the event of a change in control of the Company, all unexercised outstanding stock options become immediately exercisable.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the Company's consolidated statement of earnings for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows:

     In thousands (except per share amounts)       1997      1996
     ----------------------------------------------------------------------

     Net earnings-as reported                   $ 16,009  $ 19,868

     Net earnings-pro forma                       15,510    19,462

     Net earnings per common share-as reported       .69       .84

     Net earnings per common share-pro forma         .66       .82

     To arrive at the pro forma amounts shown above, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1997    1996
                                                   --------------------

     Risk-free interest rate                           6.5%    6.3%

     Expected life                                   4 years 4 years

     Expected volatility                                24%     26%

     Expected dividend yield                            2%       2%


     Incentive Bonus Plans

     The Management Development and Compensation Committee of the Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 1997, 1996, and 1995. The plans covered substantially all employees in the United States and were based upon pre-tax profits of the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $1,375,000, $1,908,000, and $2,293,000 for the years ended
     April 30, 1997, 1996, and 1995, respectively. Plans for subsequent years and their criteria are subject to the approval of the Management Development and Compensation Committee of the Board of Directors.

     Note 14.Employee Benefit Plans

     Pension Plans

     The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an average of an employee's highest five consecutive years of compensation, as defined, in the last ten years of service.

     The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Amounts funded totaled $3,086,000, $3,000,000, and $3,352,000 for the years ended
     April 30, 1997, 1996, and 1995, respectively. Plan assets were invested in a portfolio consisting primarily of common stocks, fixed income securities, money market instruments, and mutual and collective trust funds consisting of these instruments. Pension arrangements for employees of foreign subsidiaries were provided generally through local insurance contracts, the costs of which were funded currently.

     The following table summarizes the funded status of the pension plan and the related amounts recognized in the consolidated balance sheet at the end of each year.

     In thousands                                    1997         1996
     ----------------------------------------------------------------------

     Actuarial present value of benefit
     obligations:

           Vested benefits                          $ 35,468    $ 35,996
           Nonvested benefits                          1,551       1,446
                                                    --------    --------
     Accumulated benefit obligation                   37,019      37,442
     Provision for future salary increases             8,202       7,492
                                                    --------    --------
     Projected benefit obligation for
           services rendered to date                  45,221      44,934
     Plan assets available for benefits              (50,419)    (42,986)
                                                    --------    --------
     Plan assets (greater than) less than
           projected benefit obligation               (5,198)      1,948
     Unrecognized net actuarial (loss)                  (504)     (6,003)
     Unrecognized net transition liability              (558)       (651)
     Unrecognized prior service cost                 (11,875)    (12,863)
                                                    --------    --------
     Net pension plan (asset) in the
           consolidated balance sheet               $(18,135)   $(17,569)
                                                    ========    ========

     The Company also maintains a nonqualified supplemental pension plan. The supplemental pension plan provides for the pension benefits earned under the Company's primary pension plan benefit formula that cannot be paid from such plan because of limitations imposed by income tax regulations. The Company has established a trust to provide funding for the benefits payable under the supplemental pension plan. The trust is irrevocable and assets contributed to the trust can only be used to pay such benefits, with certain exceptions. The trust assets were invested in collective trust funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments.

     The following table summarizes the funded status of the nonqualified supplemental pension plan and the related amounts recognized in the consolidated balance sheet at the end of each year.

     In thousands                              1997       1996
     ------------------------------------------------------------------
     Actuarial present value of benefit
     obligations:

           Vested benefits                    $  3,327  $  3,174
           Nonvested benefits                       19         4
                                              --------  --------
     Accumulated benefit obligation              3,346     3,178
     Provision for future salary
       increases                                 1,249       932
                                              --------  --------
     Projected benefit obligation for
       services rendered to date                 4,595     4,110
     Plan assets available for benefits         (3,369)   (3,240)
                                              --------  --------
     Plan assets less than
       projected benefit obligation              1,226       870
     Unrecognized net actuarial (loss)            (740)     (166)
     Unrecognized prior service cost            (2,532)   (2,879)
                                              --------  --------
     Net supplemental pension plan (asset)
       in the consolidated balance sheet      $ (2,046) $ (2,175)
                                              ========  ========

     The following table summarizes the components of the net periodic pension cost for the years ended April 30, 1997, 1996, and 1995. The pension cost associated with the supplemental pension plan was $729,000, $662,000, and $108,000 in the years ended April 30, 1997,
     1996, and 1995, respectively, and is included in the amounts shown below.

         In thousands                       1997       1996       1995
         ------------------------------------------------------------------

         Cost related to current service    $  2,522   $ 1,792    $  709

         Interest cost on projected benefit
           obligation                          3,575     2,980     2,175

         Actual return on plan assets         (6,671)   (6,758)   (2,172)

         Net amortization and deferral         3,823     5,004       103
                                            --------   -------    -------
         Net periodic pension cost          $  3,249   $ 3,018    $  815
                                            ========   =======    =======

     For 1997, 1996, and 1995, the projected benefit obligation was determined using assumed discount rates of 7.75 percent, 7.25 percent, and 7.75 percent, respectively, and an assumed long-term compensation increase rate of 4.5 percent in 1997 and 1996 and 5 percent in 1995. The assumed long-term rate of return on invested assets was 9 percent in each year.

     401(k) Plan

     Under the Company's 401(k) Maximum Advantage Program, employees in the United States with one year of service may contribute a portion of their compensation to a tax-deferred 401(k) Plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $357,000, $302,000, and $293,000 for the years ended April 30, 1997, 1996, and
     1995, respectively.

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

     Note 15.Other Income

     The components of other income for each year were as follows:

           In thousands                     1997       1996        1995
        -------------------------------------------------------------------
           Interest income from
           investments                    $  2,440   $  3,352    $ 3,686

           Royalty income                    1,470      1,700      1,784

           Other, net                          680       (112)       494
                                          --------   --------    -------
                                          $  4,590   $  4,940    $ 5,964
                                          ========   ========    =======

     Included in other income in 1997 was a gain of $1,032,000 ($.04 per share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

     Note 16.Contingencies and Commitments

     Various lawsuits, claims, and governmental proceedings are pending against the Company. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

     The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $4,088,000, $3,487,000, and $2,702,000 for the years ended
     April 30, 1997, 1996, and 1995, respectively. Minimum annual rental commitments at April 30, 1997 under long-term noncancelable operating leases were as follows:
                                   Building and  Machinery and
             In thousands          Office Space    Equipment     Total
           ----------------------------------------------------------------

             1998                    $ 2,586        $ 269      $ 2,855
             1999                      2,159          235        2,394
             2000                      1,048          173        1,221
             2001                        629            8          637
             2002                        499            2          501
             After 2002                1,213           --        1,213
                                     -------        -----      -------
                                     $ 8,134        $ 687      $ 8,821
                                     =======        =====      =======

     As of April 30, 1997, the Company was party to approximately $15,000,000 in forward exchange contracts providing for the delivery by the Company of various foreign currencies in exchange for U.S. dollars over the succeeding 14 months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1997 for future deliveries of the foreign currencies in exchange for U.S. dollars, the hedging gain deferred at that date amounted to approximately $1,400,000.

     The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $46,200,000 at April 30, 1997 and $34,800,000 at April 30, 1996. The lease receivables are collateralized by the underlying equipment. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

 Note 17.Quarterly Results (Unaudited)

 The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

 In thousands except      First     Second    Third       Fourth
 per share amounts       Quarter    Quarter   Quarter     Quarter         Year
 -----------------------------------------------------------------------------
   1997

   Sales and service
      revenue           $ 85,808   $ 94,951  $ 94,591    $ 105,567     $ 380,917

   Gross profit           36,666     42,529    42,309       47,011       168,515

   Net earnings(1)         1,603      5,135     4,144        5,127        16,009

   Net earnings
     per share(1)            .07        .22       .18          .22           .69

   Dividends paid
     per share               .08        .08       .08          .08           .32

   Stock price - High      17 5/8     14 7/8    15 7/8      17 1/2        17 5/8
               - Low       13 7/8     13        13 3/8      13 7/8        13

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

    Stock price - High     16 3/8     15 7/8    14 3/4      15 3/8        16 3/8
                - Low      13 5/8     13        11 7/8      13 1/2        11 7/8

 (1) Net earnings for the second quarter of fiscal year 1997 included a $1,032,000 gain ($.04 per share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

      Directors and Officers                             Gerber Scientific, Inc.
      -------------------------------------------------------------------------

      Directors                                           Officers

         George M. Gentile                                George M. Gentile
         Chairman and Chief Executive Officer             Chairman and Chief
         Gerber Scientific, Inc.                           Executive Officer

         Michael J. Cheshire                              Michael J. Cheshire
         President and Chief Operating Officer            President and Chief
         Gerber Scientific, Inc.                           Operating Officer

         David J. Gerber                                  Gary K. Bennett
         Director, New Business Development               Senior Vice President,
          and Technology Strategy                          Finance
         Gerber Scientific, Inc.
                                                          Richard F. Treacy, Jr.
         Stanley Simon 1,2,3                              Senior Vice President,
         Owner                                            General Counsel and
         Stanley Simon and Associates                      Secretary
         Financial and Management
           Consultants                                    Brian G. Eastman
                                                          Senior Vice President
         A. Robert Towbin 1,2,3                            President,
         Managing Director                                Gerber  Systems
         Unterberg Harris                                 Corporation

         Edward E. Hood, Jr. 1,2,3                        Shawn M. Harrington
         Retired Vice Chairman                            Senior Vice President
         General Electric Company                         President,
                                                          Gerber Optical, Inc.
         W. Jerome Vereen 1,2,3
         President, Treasurer, and Chief                  Fredric K. Rosen
           Executive Officer                              Senior Vice President
         Riverside Manufacturing Company                  President,
                                                          Gerber Garment
         David J. Logan 1,3                                Technology, Inc.
         Retired President
         Gerber Scientific Products, Inc.                 Ronald B. Webster
                                                          Senior Vice President
                                                          President,
                                                          Gerber Scientific
                                                          Products, Inc.







      1. Audit and Finance Committee
      2. Management Development and Compensation Committee
      3. Business Development Committee

      Shareholder Information                           Gerber Scientific, Inc.
      ------------------------------------------------------------------------



      Corporate Headquarters       83 Gerber Road West
                                   South Windsor, Connecticut 06074
                                   Phone: (860) 644-1551
                                   Fax:   (860) 643-7039
                                   World Wide Web:http//www.gerberscientific.com


      Annual Meeting               The 1997 annual meeting of the shareholders
                                   will be held on September 12, 1997 at
                                   2:30 p.m., EDT, at the Sheraton at Bradley
                                   International Airport, Windsor Locks,
                                   Connecticut.


      Record Date                  Shareholders of record at the close of
                                   business on July 24, 1997 are entitled to receive notice of and vote at the annual meeting.


      Common Stock Listing         New York Stock Exchange
      (GRB)


      Common Stock Transfer        ChaseMellon Shareholder Services
      Agent and Registrar          111 Founders Plaza
                                   East Hartford, Connecticut  06108


      Form 10-K                    A copy of the Form 10-K Annual Report, which
                                   the Company files with the United States
                                   Securities and Exchange Commission, is
                                   available without charge by writing:

                                   Gerber Scientific, Inc.
                                   83 Gerber Road West
                                   South Windsor, Connecticut 06074
                                   Attention:  Secretary


      Shareholders of Record       1,575 at April 30, 1997


      General Counsel              Richard F. Treacy, Jr.

     Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

          None.

     PART III

     Item 10.  Directors and Executive Officers of the Registrant.

          The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1997 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1997 fiscal year-end.

          Identification of executive officers appears below. All officers serve at the pleasure of the Board of Directors. The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of initial appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company.

                                     Present Position       Other Positions
                                        and Date of            Held During
          Name and Age              Initial Appointment     Last Five Years
     ------------------------------------------------------------------
     George M. Gentile (61)   Chief Executive Officer  President and
                              (August 19, 1996)        Chief Operating
                                                       Officer; Senior Vice
                                                       President, Finance;
                                                       Treasurer

     Michael J. Cheshire (48) President and Chief      President,
                              Operating Officer        General Signal
                              (February 17, 1997)      Electrical Group;
                                                       President, General
                                                       Signal Electrical
                                                       Power Systems Group;
                                                       President, Sola
                                                       Electric

     Fredric K. Rosen (58)    Senior Vice President    President,
                              (September 5, 1990)      Gerber
                                                       Garment Technology,
                                                       Inc.

     Ronald B. Webster (60)   Senior Vice President    President,
                              (September 4, 1991)      Gerber
                                                       Scientific
                                                       Products, Inc.

     Brian G. Eastman (51)    Senior Vice President    President,
                              (June 4, 1996)           Gerber
                                                       Systems Corporation;
                                                       Senior Vice
                                                       President,
                                                       Engineering, Leaf
                                                       Systems, Inc.

     Shawn M. Harrington (43) Senior Vice President    President,
                              (March 20, 1997)         Gerber Optical,
                                                       Inc.; Vice
                                                       President, Finance
                                                       and Operations,
                                                       Gerber Optical,
                                                       Inc.; Director
                                                       Financial Planning
                                                       and Business
                                                       Development

     Richard F. Treacy, Jr.(52) Senior Vice President  General
                                (June 1, 1994)         Counsel,
                                                       Secretary

     Gary K. Bennett (46)     Senior Vice President,   Vice President;
                               Finance                 Treasurer and
                              (August 19, 1996)        Corporate
                                                       Controller;
                                                       Assistant Corporate
                                                       Controller
     Item 11.  Executive Compensation.

          The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 1997 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1997 fiscal year-end.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Voting Rights and Principal Shareholders" and "Election of Directors" in the Company's 1997 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1997 fiscal year-end.

     Item 13.  Certain Relationships and Related Transactions.

          The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1997 Annual Meeting Proxy Statement which will be filed within 120 days of the Company's April 30, 1997 fiscal year-end.

     PART IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

                  (a) The following documents are filed as part of this report:

                       1.  Financial Statements:                     Page


                           Consolidated Statement of Earnings
                             for the years ended April 30, 1997,
                             1996, and 1995  . . . . . . . . . . .    19
                           Consolidated Balance Sheet at
                             April 30, 1997 and 1996 . . . . . . .    20
                           Consolidated Statement of Changes in
                             Shareholders' Equity for the years
                             ended April 30, 1997, 1996, and 1995     21
                           Consolidated Statement of Cash Flows
                             for the years ended April 30, 1997,
                             1996, and 1995  . . . . . . . . . . .    22
                           Independent Auditors' Report  . . . . .    24
                           Summary of Significant Accounting
                             Policies and Notes to Consolidated
                             Financial Statements  . . . . . . . .    25 - 44


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

                          10.1   Gerber  Scientific,  Inc.   1982  Employee
                                 Stock Plan.

                          10.2   Gerber  Scientific,  Inc.   1992  Employee
                                 Stock Plan as amended and restated as of April 28, 1995.

                          10.3 Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan.

                          10.4   Employment   Agreement    dated   as    of
                                 January 29,  1997 between  the Company and
                                 Michael J. Cheshire.

                          10.5* Gerber Scientific, Inc. Profit and Growth Incentive Bonus Plan for the Fiscal Year Ending April 30, 1997.

                          10.6*  Consulting         Agreement         dated
                                 February 7, 1997 between  the Company  and
                                 Stanley Simon & Associates.

                          10.7*  Consulting Agreement  between the  Company
                                 and    David    J.     Logan    commencing
                                 July 18, 1996.

                          11.1*  Statement  re  Computation  of  Per  Share
                                 Earnings.

                          22.1*  Subsidiaries of the Registrant.

                          24.1*  Consent of Independent Auditors.

                          27.0*  Financial Data Schedule

                     (b) No reports on  Form 8-K were filed during the last
                         quarter of fiscal year 1997.

                     (c) See Item 14(a) 3. above.

                     (d) See Item 14(a) 2. above.

     *Filed herewith.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GERBER SCIENTIFIC, INC.
                                             (Registrant)

                                         BY:  /s/  Gary K. Bennett
                                              ----------------------------
     Date:  July 21, 1997                     Gary K. Bennett
            -------------                     Senior Vice President,
                                              Finance and Principal
                                              Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Date                 Signature                  Title
          ----                 ---------                  -----

     July 21, 1997       /s/ George M. Gentile      Chief Executive
     -------------       -----------------------    Officer,
                          (George M. Gentile)       Director

     July 21, 1997       /s/ Michael J. Cheshire    President and Chief
     -------------       -----------------------    Operating Officer,
                           (Michael J. Cheshire)    Director

     July 21, 1997       /s/ Stanley Simon          Director
     -------------       -----------------------
                            (Stanley Simon)

     July 21, 1997       /s/ W. Jerome Vereen       Director
     -------------       -----------------------
                            (W. Jerome Vereen)

     July 21, 1997       /s/ A. Robert Towbin       Director
     -------------       -----------------------
                            (A. Robert Towbin)

     July 21, 1997       /s/ David J. Gerber        Director
     -------------       -----------------------
                            (David J. Gerber)

     July 21, 1997       /s/ Edward E. Hood, Jr.    Director
     -------------       -----------------------
                            (Edward E. Hood, Jr.)

     July 21, 1997       /s/ David J. Logan         Director
     -------------       -----------------------
                            (David J. Logan)

     July 21, 1997       /s/ Gary K. Bennett        Senior Vice President,
     -------------       -----------------------    Finance
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

     4.1*         Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to         56
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

     10.2 Gerber Scientific, Inc. 1992 Employee Stock Plan as amended and restated as of April 28, 1995 (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed in connection with the Annual Meeting of Shareholders held October 13, 1995, File No. 1-5865, and by reference to the Company's Registration Statement on Form S-8, File No. 333-26177).

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



     *Filed herewith.

     Exhibit Index
        Number                           Exhibit                            Page
     -------------                       -------                            ----

             10.4 Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire (incorporated herein by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997.)

             10.5*         Gerber  Scientific,  Inc.   Profit  and   Growth   58
                           Incentive Bonus Plan for the Fiscal Year Ending April 30, 1997.

             10.6*         Consulting   Agreement  dated   February 7, 1997   62
                           between   the  Company   and  Stanley   Simon  &
                           Associates.

             10.7*         Consulting  Agreement  between  the Company  and   63
                           David J. Logan commencing July 18, 1996.

             11.1*         Statement re Computation of Per Share Earnings.    64

             22.1*         Subsidiaries of the Registrant.                    65

             24.1*         Consent of Independent Auditors.                   66

             27.0*         Financial Data Schedule.                           67


             *Filed herewith.

                                                         Exhibit 10.5
                                                         CONFIDENTIAL

                             GERBER SCIENTIFIC, INC.
                     PROFIT AND GROWTH INCENTIVE BONUS PLAN
                      FISCAL YEAR ENDING APRIL 30, 1997

     The Profit and Growth Incentive Bonus Plan (the "Plan") for each of Gerber Scientific, Inc.'s subsidiaries, Gerber Scientific Products, Inc. ("GSP"), Gerber Garment Technology, Inc. ("GGT"), Gerber Systems Corporation ("GSC"), and Gerber Optical, Inc. ("GOI"), for the fiscal year ending April 30, 1997 will be based on each subsidiary's individual performance. The profit and growth incentive bonus for Gerber Scientific, Inc. ("Corporate") will be based on the Company's consolidated performance.

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

     The Plan is specifically for the fiscal year ending April 30, 1997, as
     approved by the Board of Directors of Gerber Scientific, Inc.   Bonus
     plans for future years and their criteria are subject to the approval of the Board of Directors of Gerber Scientific, Inc. It is the Board's present intention that interest income (intercompany or otherwise) be eventually eliminated from the adjusted pre-tax profits on which the bonus pools are calculated for the "All Other Employees" category. Accordingly, the Plan for the fiscal year ended
     April 30, 1996, eliminated one-half of such interest income from adjusted pre-tax profits. Three-quarters of such interest income will be eliminated from adjusted pre-tax profits in the Plan for the fiscal year ending April 30, 1997. The Board contemplates that all of such interest income would be eliminated in the fiscal year 1998 Plan.

     DETERMINATION OF THE BONUS POOLS
     The bonus pool at each participating subsidiary company will be computed as follows:
          (a) For Subsidiary presidents and key management, the sum of the following:
               - 1 percent of the consolidated adjusted pre-tax, pre-bonus profit of the subsidiary for the year ending April 30, 1997, plus
               - 3 percent of the improvement in consolidated adjusted pre-tax, pre-bonus, pre-interest profit for the year ending April 30, 1997 over 70 percent of the highest such annual amount reported in the three fiscal years ending April 30, 1996 (or, in the case of losses in each of these years, 100 percent of the smallest of the annual losses in such three year period).

          (b)  For All Other Employees:
               - 1.50 percent of the consolidated adjusted pre-tax, pre-bonus profit of the subsidiary for the year ending April 30, 1997. Such profit will be adjusted to exclude three-fourths of any interest income (intercompany or otherwise) and the equivalent income tax savings from any tax-exempt interest income.

      The bonus pool at Corporate will be computed as follows:

          (a) For Corporate officers and key management, the sum of the following:
               - .75 percent of the consolidated adjusted pre-tax, pre-bonus profit for the year ending April 30, 1997, plus

               - 2.25 percent of the improvement in consolidated adjusted pre-tax, pre-bonus, pre-interest profit for the year ending April 30, 1997 over 70 percent of the highest such annual amount reported in the three fiscal years ending April 30, 1996.

          (b)  For All Other Employees:

               - .25 percent of the consolidated adjusted pre-tax, pre-bonus profit for the year ending April 30, 1997. Such profit will be adjusted to exclude three-fourths of any net interest income (intercompany or otherwise) and the equivalent income tax savings from any tax-exempt interest income.

     Consolidated pre-tax profit is defined for participating subsidiary companies as those subsidiary consolidated profits before income taxes which are included in the consolidated financial statements of Gerber Scientific, Inc. for the fiscal year ending April 30, 1997, as certified by the Company's independent public accountants. Consolidated pre-tax profit is defined for Corporate as the profits before income taxes in the consolidated financial statements of Gerber Scientific, Inc. for the fiscal year ending April 30, 1997, as certified by the Company's independent public accountants.

     In addition to the adjustments for interest income described above, such consolidated pre-tax profits will be further adjusted for bonus computation purposes as follows: (1) to exclude the effects of all Foreign Sales Corporation (FSC) activity; (2) to exclude the effects of any material changes in accounting principles which are subject to Corporate management's discretion; (3) to include the equivalent income tax savings from investments in tax-exempt municipal securities; (4) to exclude the effects of outside legal costs expensed during the current fiscal year for lawsuits alleging infringement of Company-owned patents for which Corporate has given written approval; for bonus computation purposes, these outside legal costs will be amortized as a charge against consolidated pre-tax profit on a straight line basis over the following 60 months; (5) to exclude the effects of any settlement amounts or court awards for damages resulting from a patent infringement lawsuit; for bonus computation purposes, these amounts will first be offset against the amount of current year patent infringement legal costs amortized during the year, and second, as an offset against the cumulative unamortized amount of patent infringement legal costs as of the end of such fiscal year; and (6) if the settlement or court award amounts exceed the cumulative unamortized amount of patent infringement legal costs, such excess, for bonus computation purposes, will be amortized on a straight line basis over three years, beginning in the year the settlement or court award amounts are received, as an increase to consolidated pre-tax profits.

     DETERMINATION OF INDIVIDUAL BONUS AMOUNTS
     The bonus pools for Corporate officers and key management, and for Subsidiary presidents and key management, will be allocated between them based upon the relative target bonus potential for the year so as to yield bonus percentages in the appropriate ratio (e.g., if the target bonus potential is 50 percent for Subsidiary presidents and 30 percent for key management, then a 50/30 bonus percentage ratio). Management has the discretion to add a third category of other key employees with a 20 percent (or less) target bonus potential. The total bonus pool would remain the same in this situation and would be allocated among the categories based on the relative target bonus potential for the year so as to yield bonus percentages in the appropriate ratio (e.g., 50 percent for Subsidiary presidents, 30 percent for key management, and 20 percent [or less] for other key employees).

     The portion of the respective bonus pools allocated to each category will be divided by the sum of the actual regular wages paid during the fiscal year to the eligible employees in that category so as to yield a percentage. This percentage is then multiplied by each individual's regular wages paid to compute the applicable bonus amount. Regular wages paid is defined as base pay, including holiday pay, vacation pay, and sick time pay, but excluding vacation paid in lieu of time off, overtime pay (except for adjustments as may be appropriate to assure compliance with the Fair Labor Standards Act), and any bonus pay.
                                       56

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

     ELIGIBILITY FOR THE PLAN
     All full time employees of Corporate and the participating domestic subsidiary companies (GSP, GGT, GSC, and GOI) who are on the active permanent payroll on April 30, 1997 are eligible to participate in the Plan of their respective company. Specifically excluded from participating in the Plan are: employees of foreign (i.e., non-U.S.) subsidiaries and branches of Corporate or the domestic subsidiary companies; employees who participate in other forms of cash incentive compensation plans (e.g., salesmen on commission); and employees under any form of collectively bargained wage or benefit contract.

     Eligible employees who as of April 30, 1997 have been employed continuously for a full year receive a full share (regular wages paid, as defined, during the Plan's year multiplied by the applicable bonus percentage, as computed). Eligible employees who as of April 30, 1997 have been employed continuously for more than six months but less than one full year receive one-half share (regular wages paid during the Plan's year multiplied by one-half the applicable bonus percentage). Eligible employees who as of April 30, 1997 have been employed for less than six months receive no share.

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

     DISTRIBUTION OF THE PROFIT AND GROWTH INCENTIVE BONUS
     The profit and growth incentive bonus for each participating company will be paid in cash to eligible employees as a percentage of their regular wages paid during the Plan year, based upon their period of employment (see "Eligibility for the Plan"). It is expected that any cash distribution will be made on or before July 15, 1997.

     February 7, 1997                                     Exhibit 10.6



     Mr. Stanley Simon
     Stanley Simon and Associates
     70 Pine Street, 33rd Floor
     New York, New York 10270

     Re:  Retainer of Stanley Simon and Associates as
          Management Consultant - Renewal

     Dear Mr. Simon:

     This letter is to memorialize our agreement concerning the renewal of Stanley Simon and Associates ("SS&A") as a management consultant to Gerber Scientific, Inc. (the "Company") for an additional year beginning February 21, 1997.

     As you know, by letter agreement dated September 5, 1995, it was agreed that SS&A will provide management consulting services to the Company (apart from the services to be provided by yourself by virtue of your membership on the Company's Board of Directors and its Committees) for an initial term of one year, effective February 21, 1995, which may be renewed annually by mutual written consent of SS&A and the Company. The compensation payable to SS&A will be a fixed rate of Ten Thousand Dollars ($10,000), payable monthly, plus reasonable out-of-pocket expenses incurred by SS&A with respect to consulting services performed hereunder. As an independent contractor, SS&A will continue to be responsible for all other expenses, applicable taxes, and insurance.

     Please note that this letter is being sent in duplicate. To indicate your agreement with the terms of this letter, please countersign both copies and return one to my attention.

                                    Very truly yours,

                                    /s/ Gary K. Bennett

                                    Gary K. Bennett
                                    Senior Vice President, Finance

     Accepted and Agreed:     STANLEY SIMON AND ASSOCIATES


                    By:      /s/ Stanley Simon

                          Stanley Simon, Principal

     June 18, 1996                                               Exhibit 10.7



     Mr. David J. Logan
     P.O. Box 60
     Great Barrington, MA  01230


     Dear Dave,

     The purpose of this letter is to offer to extend your consulting agreement with Gerber Scientific, Inc. for an additional period of three (3) years commencing on the current expiration date, July 18, 1996. All terms and conditions of the original agreement dated July 18, 1990, including the statement of your duties and responsibilities shall remain in full force and effect for the extension period except that your compensation for services shall be increased to one hundred twenty thousand dollars ($120,000) per year effective July 18, 1996.

     If you are agreeable to the above, please so indicate by your signature in the space provided below and return the original of this letter to me.

     Sincerely,

     /s/ Richard F. Treacy, Jr.

     Richard F. Treacy, Jr.

                                    Accepted and Agreed:


                                    /s/ David J. Logan

                                    David J. Logan
                                    Date:  June 19, 1996



                                    Approved


                                    /s/ George M. Gentile

                                    George M. Gentile
                                    Senior Vice President, Finance
                                    Date:  June 19, 1996

                                                              Exhibit 11.1

             GERBER SCIENTIFIC, INC. AND CONSOLIDATED SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

     ------------------------------------------------------------------
     Years ended April 30,         1997           1996         1995
     -------------------------------------------------------------------
     Net earnings                  $16,009,000    $19,868,000  $18,111,000
                                   ===========    ===========  ===========

     Average common shares
       outstanding                  23,250,332     23,463,141  23,795,774

     Common stock equivalents:
       Common stock attributable
         to stock options
         (treasury stock method)       115,043        225,812      154,337
                                   -----------    -----------  -----------
     Weighted average shares of
       common stock outstanding
       during the period            23,365,375     23,688,953   23,950,111
                                   ===========    ===========  ===========

     Net earnings per common share $       .69    $       .84  $       .76
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

                                                               EXHIBIT 22.1


                             GERBER SCIENTIFIC, INC.

                         SUBSIDIARIES OF THE REGISTRANT


                                                  State or Jurisdiction
                                                            of
                                                     Incorporation or
                Subsidiary                             Organization
                ----------                        ----------------------

     Gerber Systems Corporation                              Connecticut
       Gerber Systems GmbH                                   Germany
       Gerber Systems Corporation Srl                        Italy
       Gerber Systems Corporation NV                         Belgium
       Gerber Systems Corporation Limited                    United Kingdom
       Gerber Systems Corporation Hong Kong Limited          Hong Kong

     Gerber Garment Technology, Inc.                         Connecticut
       GGT Canada Ltd.                                       Canada
       GGT International (Australia) Pty. Ltd.               Australia
       GGT International (NZ) Pty. Ltd.                      New Zealand
       GGT International (Far East) Ltd.                     Hong Kong
       GGT International de Mexico, S.A. de C.V.             Mexico
       Gerber Garment Technology GmbH                        Germany
       Gerber Garment Technology Srl                         Italy
       Gerber Garment Technology SA/NV                       Belgium
       Gerber Garment Technology SARL                        France
       Gerber Garment Technology AB                          Sweden
       Gerber Garment Technology Ltd.                        United Kingdom
       GGT-Niebuhr A/S                                       Denmark
       Gerber Garment Technology Systems
         Computorizados Lda                                  Portugal
       M.D. "Europe" Ltd.                                    United Kingdom
       C.I.M. Microdynamics Limited                          United Kingdom
       Microdynamics AB                                      Sweden

     Gerber Scientific Products, Inc.                        Connecticut
       Gerber Scientific Products GmbH                       Germany

     Gerber Optical, Inc.                                    Connecticut

     Gerber Venture Capital Corporation                      Delaware

     Gerber Foreign Sales Corporation, Inc.                  Barbados


     Other entities, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of April 30, 1997 and are not listed above.

                                                           EXHIBIT 24.1




                         CONSENT OF INDEPENDENT AUDITORS







     To the Board of Directors and Shareholders of Gerber Scientific, Inc.


     We consent to incorporation by reference in the registration statements No. 2-93695, No. 33-58668, and No. 333-26177 on Form S-8
     and No. 33-58670 on Form S-3 of Gerber Scientific, Inc. of our report dated May 22, 1997 relating to the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1997 and 1996 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1997, which report appears in the April 30, 1997 annual report on Form 10-K of Gerber Scientific, Inc.






     /s/ KPMG Peat Marwick LLP

     KPMG Peat Marwick LLP
     Hartford, Connecticut
     July 24, 1997