Form 10-Q
period 1997-07-31
GERBER SCIENTIFIC INC
filed 1997-08-28
CIK 41133

                                        August 28, 1997






          Securities & Exchange Commission
          Judiciary Plaza
          450 Fifth Street, N.W.
          Washington, D.C.  20549

               Re:  Gerber Scientific, Inc.
                    Commission File No. 1-5865

          Gentlemen:

          Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Gerber Scientific, Inc. (the "Company") is the Company's Form 10-Q for the quarter ended July 31, 1997.

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



        For the quarter ended
            July 31, 1997                             Commission File No. 1-5865



                                GERBER SCIENTIFIC, INC.
                ------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)




                  CONNECTICUT                                   06-0640743
        -------------------------------                     -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)



          83 Gerber Road West, South Windsor, Connecticut             06074
        --------------------------------------------------         ----------

              (Address of principal executive offices)             (Zip Code)



        Registrant's Telephone Number, including area code       (860) 644-1551
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


                                Yes  / X / .   No /  / .


        At July 31, 1997, 23,347,275 shares of common stock of the Registrant were outstanding.

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                               Quarter Ended July 31, 1997


                                                                        PAGE
                                                                        ----

        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended July 31, 1997 and 1996                          2

                    Balance Sheet at July 31, 1997 and April 30, 1997     3

                    Statement of Cash Flows for the three months
                    ended July 31, 1997 and 1996                          4

                    Notes to Financial Statements                         5

                    Independent Accountants' Report                       7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8


        Part II - Other Information

           Item 1.  Legal Proceedings                                    11

           Item 5.  Other Information                                    11

           Item 6.  Exhibits and Reports on Form 8-K                     11


        Signature                                                        12


        Exhibit Index                                                    13

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS



                                                            In Thousands
                                                    (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended July 31,                       1997            1996
       ------------------------------------------------------------------------
       Revenue:

          Product sales                               $  87,410       $  74,530
          Service                                        11,551          11,278
                                                      ---------       ---------
                                                         98,961          85,808
                                                      ---------       ---------

       Costs and Expenses:

          Cost of product sales                          48,088          42,185

          Cost of service                                 7,817           6,957

          Selling, general and administrative            30,943          28,595

          Research and development expenses               7,588           6,776
                                                      ---------       ---------
                                                         94,436          84,513
                                                      ---------       ---------

       Operating income                                   4,525           1,295

       Other income                                       2,340             998
       Interest expense                                     (94)            (90)
                                                      ---------       ---------
       Earnings before income taxes                       6,771           2,203

       Provision for income taxes                         2,200             600
                                                      ---------       ---------
       Net earnings                                   $   4,571       $   1,603
                                                      =========       =========


       Net earnings per common share                  $     .19       $     .07
                                                      =========       =========
       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,714          23,373
                                                      =========       =========


                                 See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET

                                                              In Thousands
       ------------------------------------------------------------------------
                                                        July 31,      April 30,
                                                          1997          1997
       ------------------------------------------------------------------------
                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $   16,204    $    9,503
         Accounts receivable                               92,552        92,378
         Inventories                                       64,671        62,221
         Prepaid expenses                                  12,580        13,702
                                                       ----------    ----------
                                                          186,007       177,804
                                                       ----------    ----------

       Investments and long-term
         receivables                                       35,122        37,037
                                                       ----------    ----------

       Property, plant and equipment                      123,790       121,447
         Less accumulated depreciation                     60,179        58,883
                                                       ----------    ----------
                                                           63,611        62,564
                                                       ----------    ----------

       Intangible assets                                   56,869        56,687
         Less accumulated amortization                     11,163        10,774
                                                       ----------    ----------
                                                           45,706        45,913
                                                       ----------    ----------
       Other assets                                         1,833         1,897
                                                       ----------    ----------
                                                       $  332,279    $  325,215
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  20,782        17,453
         Accrued compensation and benefits                 13,274        14,038
         Other accrued liabilities                         19,711        18,458
         Deferred revenue and litigation award              5,616         6,249
         Advances on sales contracts                        4,154         2,465
                                                       ----------    ----------
                                                           63,730        58,856
                                                       ----------    ----------

       Noncurrent Liabilities:
         Deferred income taxes                             11,271        11,193
         Long-term debt                                     7,098         7,145
                                                       ----------    ----------
                                                           18,369        18,338
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued and outstanding
           23,347,275 and 23,306,900 shares                23,347        23,307
         Paid-in capital                                   36,506        36,100
         Retained earnings                                190,584       187,880
         Cumulative translation component                    (257)          734
                                                       ----------    ----------
                                                          250,180       248,021
                                                       ----------    ----------
                                                       $  332,279    $  325,215
                                                       ==========    ==========


                                  See Accompanying Notes

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                In Thousands
       ------------------------------------------------------------------------
       Three Months Ended July 31,                           1997        1996
       ------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                     $  4,571    $   1,603
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   3,228        2,931
             Deferred income taxes                              78          905
             Changes in operating accounts:
               Receivables                                     (67)      (1,483)
               Inventories                                  (2,450)        (977)
               Prepaid expenses                              1,122       (1,539)
               Accounts payable and accrued expenses         4,874       (5,548)
                                                          --------    ---------
       Provided by (Used for) Operating Activities          11,356       (4,108)
                                                          --------    ---------
       Financing Activities
         Repayments of long-term debt                          (47)         (48)
         Exercise of stock options                             446          243
         Dividends on common stock                          (1,867)      (1,855)
                                                          --------    ---------
       Provided by (Used for) Financing Activities          (1,468)      (1,660)
                                                          --------    ---------
       Investing Activities
         Long-term debt securities                           1,808        6,796
         Additions to property, plant and equipment         (3,765)      (3,180)
         Intangible and other assets                          (239)          62
         Other long-term investments                          (991)         165
                                                          --------    ---------
       Provided by (Used for) Investing Activities          (3,187)       3,843
                                                          --------    ---------
       Increase (Decrease) in Cash and Short-Term
         Cash Investments                                    6,701       (1,925)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                 9,503        8,704
                                                          --------    ---------
       Cash and Short-Term Cash Investments,
         End of Period                                    $ 16,204    $   6,779
                                                          ========    =========

                                  See Accompanying Notes

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1

          The consolidated balance sheet at July 31, 1997 and the consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1997 and 1996 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

          NOTE 2

          The classification of inventories was as follows (in thousands):

                                      July 31, 1997       April 30, 1997
                                      -------------       --------------
             Raw materials and
               purchased parts          $ 48,430             $ 49,461
             Work in process              16,241               12,760
                                        --------             --------
                                        $ 64,671             $ 62,221
                                        ========             ========

          NOTE 3

          Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

          NOTE 4

          Included in other income for the three month period ended July 31, 1997 was a gain resulting from the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France, which added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per share, to net income.

          NOTE 5

          Subsequent to the end of the first quarter, the Company purchased 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16,400,000, or $20.50 per share. The reacquired shares will be held by the Company as authorized but unissued shares.

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES



                With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. at July 31, 1997 and for the three-month periods ended July 31, 1997 and 1996, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 20, 1997 appearing on page 7. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                             INDEPENDENT ACCOUNTANTS' REPORT




            To the Board of Directors and Shareholders of Gerber Scientific, Inc.


            We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 1997 and 1996 and the consolidated balance sheet as of July 31, 1997 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 22, 1997 on the consolidated financial statements for the year ended April 30, 1997 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

            Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1997 and 1996, or the consolidated balance sheet as of July 31, 1997 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




            /s/ KPMG PEAT MARWICK LLP


            Hartford, Connecticut
            August 20, 1997

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          The Company's  ratio of current assets to current liabilities was
          2.9 to 1 at July 31, 1997 compared with 3 to 1 at April 30, 1997. Net working capital at July 31, 1997 was $122.3 million, an increase of $3.4 million from the beginning of the current fiscal year. The Company's cash and short-term investments totalled $16.2 million at July 31, 1997 compared with $9.5 million at the end of the year. In addition, the Company's investment portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totalled $34.8 million at July 31, 1997 compared with $36.6 million at April 30, 1997. Subsequent to the end of the first quarter, the Company purchased 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16.4 million, which reduced the Company's combined cash and investments position from $51 million to $34.6 million.

          Operating activities provided $11.4 million in cash during the first quarter of the current year, a significant improvement from use of $4.1 million of cash in last year's first quarter. Cash generated by earnings and the non-cash charges for depreciation and amortization was somewhat offset by growth in inventories in this year's first quarter. However, increases in accounts payable related to the timing of vendor payments and higher accrued liabilities at July 31, 1997 produced additional cash from operations in this year's first quarter.

          The principal non-operating uses of cash in the first quarter ended July 31, 1997 were additions to property, plant, and equipment of $3.8 million and payment of dividends of $1.9 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $11-$13 million and expects to fund these with cash on hand and cash from operations.

          The Company's total debt at July 31, 1997 was $7.3 million, down slightly from April 30, 1997. The ratio of total debt to shareholders' equity was 2.9 percent at July 31, 1997, compared with 3 percent at April 30, 1997. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

          RESULTS OF OPERATIONS

          Combined sales and service revenue for the three months ended July 31, 1997 increased $13.2 million, or 15 percent, from the first quarter of last year. The increase reflected higher product sales and slightly higher service revenue. Product sales increased in all of the Company's major product classes and was most significant in sales of the Company's GERBERcutter fabric cutting systems. In addition, GGT Cutting Edge, an acquisition in last year's fourth quarter, contributed $2.8 million of the year-to-year sales increase. Sales of aftermarket supplies for the Company's signmaking and graphic arts systems were higher in this year's first quarter as were sales of the Company's optical lens manufacturing systems for optical superstore chains and wholesale optical laboratories.

          The consolidated gross profit margin in this year's first quarter was 43.5 percent compared with 42.7 percent in the same period last year. Gross profit margins on product sales were 45 percent in this year's first quarter compared with 43.4 percent last year. The higher product margin this year reflected the favorable effects of increased sales volume in the Company's apparel manufacturing equipment and optical lens manufacturing equipment. An offset to this margin gain were higher sales of OEM-supplied equipment for the electronics industry and price discounting on computer-to-plate digital imaging systems for the commercial printing market. Service gross profit margins were
          32.3 percent in this year's first quarter compared with 38.3 percent in the prior year. This decrease was caused partly by costs in the current year associated with development of an applications training revenue stream from the printed circuit board and computer-to-plate systems businesses. In addition, service margins were favorably impacted last year by the utilization of service personnel on a product retrofit program.

          Selling, general, and administrative expenses in this year's first quarter rose by $2.3 million from last year but declined as a percentage of revenue to 31.3 percent this year from 33.3 percent in last year's first quarter. The increased expenses were caused primarily by higher marketing expenses associated with the promotion of new products and also by the inclusion of the expenses of GGT Cutting Edge. Partially offsetting these increases was the effect of a cost reduction program implemented at the Company's Gerber Garment Technology (GGT) subsidiary.

          The Company continued to commit significant resources to research and the development of new products. R&D expense increased $0.8 million to $7.6 million in this year's first quarter from $6.8 million last year. The increase was caused predominantly by the development of new signmaking plotters and the inclusion of GGT Cutting Edge. The proportion of R&D expenses to sales revenue is lower in this year's first quarter at 7.7 percent versus 7.9 percent a year earlier. Management anticipates that this ratio of R&D to revenue will continue to be lower in the current year due in part to comparatively lower levels of development spending in computer-to-plate imaging systems for the printing industry.

          Other income in this year's first quarter was $1.3 million higher than last year and reflected the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France, amounting to $1.6 million. After income taxes, this settlement amounted to approximately $1 million or $.04 per share. Lower interest income this year resulting from a smaller investment portfolio of tax-exempt municipal bonds partially offset this gain.

          The provision rate for income taxes was 32.5 percent in the first quarter of this year compared with 27.2 percent in last year's first quarter. The effective income tax rate continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily because of tax-exempt interest income and the tax benefits of the Company's Foreign Sales Corporation. The year-to-year increase in the provision rate reflected the higher marginal combined Federal and state income tax rates associated with higher levels of pre-tax earnings.

          As a result of the aforementioned, net earnings increased in this year's first quarter to $4.6 million from $1.6 million in the same period last year. Earnings per share were $.19 in this year's first quarter, which included $.04 per share from the patent litigation settlement, compared with $.07 per share last year.

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

                             PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

                   In July 1997, the highest court in the United Kingdom denied the Company's petition to appeal the earlier decision of the Court of Appeals relating to Gerber's patent infringement suit against Lectra Systemes, S.A. of France and its UK subsidiary (Lectra). The December 1996 Court of Appeals decision, which is now final, required the Company to pay back to Lectra approximately $3.1 million of the original award of approximately $5.9 million. The gain associated with the final award was recorded in other income for the three month period ended July 31, 1997 and added approximately $1.6 million to earnings before income taxes and approximately $1 million, or $.04 per share, to net income.

          Item 5.  Other Information

                   On August 6, 1997, the Company issued a press release reporting the retirement of Ronald B. Webster, a Senior Vice President of the Company and President of its wholly owned subsidiary, Gerber Scientific Products(GSP), as of May 1, 1998. Charles M. Hevenor, a 28-year employee of the Company and most recently Senior Vice President, Software and Systems of GSP was appointed Executive Vice President and General Manager of GSP and will become President of GSP upon Mr. Webster's retirement next May.

                   On August 14, 1997, the Company issued a press release reporting the purchase of 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16,400,000, or $20.50 per share. The reacquired shares, which represented approximately 3.4% of the Company's outstanding stock, will be held by the Company as authorized but unissued shares.

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





            Date:  August 28, 1997     By:  /s/ Gary K. Bennett
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





            *Filed herewith.

                                                            EXHIBIT NO. 11





                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                             COMPUTATION OF PER SHARE EARNINGS



          Three Months Ended July 31,                  1997            1996
          ---------------------------------------------------------------------



          Net earnings                              $ 4,571,000     $ 1,603,000
                                                    ===========     ===========



          Weighted average shares of common
            stock outstanding during the
            period                                   23,326,588      23,210,514



          Common stock equivalents:

            Common stock attributable to
            stock options (treasury stock
            method)                                     387,623         162,504
                                                    -----------     -----------



          Average common shares outstanding          23,714,211      23,373,018
                                                    ===========     ===========



          Net earnings per common share             $       .19     $       .07
                                                    ===========     ===========



          Note: Net earnings per common share as calculated above is presented on a primary and fully diluted basis.

                                                             EXHIBIT NO. 15




          To the Board of Directors and Shareholders of Gerber Scientific, Inc.



                        Re:  Registration Statements on Form S-8,
                             File No. 2-93695, No. 33-58668, and
                             No. 333-26177

                             Registration Statement on Form S-3,
                             File No. 33-58670



          With respect to the subject Registration Statements, we acknowledge our awareness of the use therein of our report dated August 20, 1997 related to our review of interim financial information.

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






          Hartford, Connecticut
          August 20, 1997