Form 10-Q
period 1997-10-31
GERBER SCIENTIFIC INC
filed 1997-11-25
CIK 41133

<PAGE 1>

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549


                                        FORM 10-Q

            (MARK ONE) QUARTERLY REPORT / X /  OR TRANSITION REPORT /  /
                           PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended
         October 31, 1997                             Commission File No. 1-5865



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

                                Yes / X /  .   No /  / .


        At October 31, 1997, 22,563,775 shares of common stock of the Registrant were outstanding.


<PAGE 2>

                                 GERBER SCIENTIFIC, INC.
                                    AND SUBSIDIARIES

                        CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                             Quarter ended October 31, 1997


                                                                        PAGE
                                                                        ----

        Part I - Financial Information

           Item 1.  Consolidated Financial Statements:

                    Statement of Earnings for the three months
                    ended October 31, 1997 and 1996                       2

                    Statement of Earnings for the six months
                    ended October 31, 1997 and 1996                       3

                    Balance Sheet at October 31, 1997 and
                    April 30, 1997                                        4

                    Statement of Cash Flows for the six months
                    ended October 31, 1997 and 1996                       5

                    Notes to Financial Statements                         6

                    Independent Accountants' Report                       8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9


        Part II - Other Information

           Item 1.  Legal Proceedings                                    13

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                                  13

           Item 5.  Other Information                                    13

           Item 6.  Exhibits and Reports on Form 8-K                     14


        Signature                                                        15


        Exhibit Index                                                    16

<PAGE 3>

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS

       ------------------------------------------------------------------------
                                                            In Thousands
                                                     (except per share amounts)
       ------------------------------------------------------------------------
       Three Months Ended October 31,                    1997            1996
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $  94,734      $   83,348
          Service                                        11,658          11,603
                                                      ---------       ---------
                                                        106,392          94,951
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          51,792          45,017
          Cost of service                                 7,563           7,405
          Selling, general and administrative            31,764          30,380
          Research and development expenses               7,765           7,433
                                                      ---------       ---------
                                                         98,884          90,235
                                                      ---------       ---------

       Operating income                                   7,508           4,716

       Other income                                         670           2,302
       Interest expense                                     (82)            (83)
                                                      ---------       ---------

       Earnings before income taxes                       8,096           6,935

       Provision for income taxes                         2,600           1,800
                                                      ---------       ---------

       Net earnings                                   $   5,496       $   5,135
                                                      =========       =========

       Net earnings per common share                  $     .24       $     .22
                                                      =========       =========

       Dividends paid per common share                $     .08       $     .08
                                                      =========       =========
       Average common shares outstanding                 23,325          23,327
                                                      =========       =========


                                 See Accompanying Notes

<PAGE 4>

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF EARNINGS
       ------------------------------------------------------------------------
                                                            In Thousands
                                                     (except per share amounts)
       ------------------------------------------------------------------------
       Six Months Ended October 31,                      1997            1996
       ------------------------------------------------------------------------

       Revenue:

          Product sales                               $ 182,144       $ 157,878
          Service                                        23,209          22,881
                                                      ---------       ---------
                                                        205,353         180,759
                                                      ---------       ---------
       Costs and Expenses:

          Cost of product sales                          99,880          87,202
          Cost of service                                15,380          14,362
          Selling, general and administrative            62,707          58,975
          Research and development expenses              15,353          14,209
                                                      ---------       ---------
                                                        193,320         174,748
                                                      ---------       ---------

       Operating income                                  12,033           6,011

       Other income                                       3,010           3,300
       Interest expense                                    (176)           (173)
                                                      ---------       ---------

       Earnings before income taxes                      14,867           9,138

       Provision for income taxes                         4,800           2,400
                                                      ---------       ---------

       Net earnings                                   $  10,067       $   6,738
                                                      =========       =========

       Net earnings per common share                  $     .43       $     .29
                                                      =========       =========

       Dividends paid per common share                $     .16       $     .16
                                                      =========       =========
       Average common shares outstanding                 23,518          23,350
                                                      =========       =========

                                 See Accompanying Notes

<PAGE 5>

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET

                                                              In Thousands
       -------------------------------------------------------------------------

                                                        October 31,   April 30,
                                                            1997         1997
       -------------------------------------------------------------------------

                                          ASSETS

       Current Assets:
         Cash and short-term cash investments          $   15,319    $    9,503
         Accounts receivable                               94,562        92,378
         Inventories                                       68,097        62,221
         Prepaid expenses                                  12,409        13,702
                                                       ----------    ----------
                                                          190,387       177,804
                                                       ----------    ----------

       Investments and long-term
         receivables                                       27,048        37,037
                                                       ----------    ----------

       Property, plant and equipment                      126,497       121,447
         Less accumulated depreciation                     59,842        58,883
                                                       ----------    ----------
                                                           66,655        62,564
                                                       ----------    ----------

       Intangible assets                                   57,728        56,687
         Less accumulated amortization                     11,622        10,774
                                                       ----------    ----------
                                                           46,106        45,913
                                                       ----------    ----------
       Other assets                                           805         1,897
                                                       ----------    ----------
                                                       $  331,001    $  325,215
                                                       ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
         Notes payable                                 $       --    $       --
         Current maturities of long-term debt                 193           193
         Accounts payable                                  27,759        17,453
         Accrued compensation and benefits                 14,519        14,038
         Deferred revenue                                   6,150         6,249
         Other accrued liabilities                         19,876        18,458
         Advances on sales contracts                        6,659         2,465
                                                       ----------    ----------
                                                           75,156        58,856
                                                       ----------    ----------

       Noncurrent Liabilities:
         Deferred income taxes                             11,263        11,193
         Long-term debt                                     7,050         7,145
                                                       ----------    ----------
                                                           18,313        18,338
                                                       ----------    ----------

       Contingencies and Commitments

       Shareholders' Equity:
         Preferred stock, no par value; authorized
           10,000,000 shares; no shares issued                 --            --
         Common stock, $1.00 par value; authorized
           65,000,000 shares; issued
           23,363,775 and 23,306,900 shares                23,364        23,307
         Paid-in capital                                   36,681        36,100
         Retained earnings                                194,277       187,880
         Cumulative translation component                    (390)          734
         Treasury stock, at cost (800,000 shares)         (16,400)           --
                                                       ----------    ----------
                                                          237,532       248,021
                                                       ----------    ----------
                                                       $  331,001    $  325,215
                                                       ==========    ==========


                                  See Accompanying Notes

<PAGE 6>

                         GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                In Thousands
       -------------------------------------------------------------------------

       Six Months Ended October 31,                           1997         1996

       -------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR):

       Operating Activities
         Net earnings                                     $ 10,067     $  6,738
         Adjustments to reconcile net earnings to
           cash provided by operating activities:
             Depreciation and amortization                   6,604        5,894
             Deferred income taxes                              70        1,163
             Changes in operating accounts:
                 Receivables                                (2,073)     (10,933)
                 Inventories                                (5,876)        (285)
                 Prepaid expenses                            1,293       (1,351)
                 Accounts payable and accrued expenses      16,300         (642)
                                                          --------     --------
       Provided by Operating Activities                     26,385          584
                                                          --------     --------

       Financing Activities
         Purchase of common stock                          (16,400)          --
         Repayments of long-term debt                          (95)         (96)
         Exercise of stock options                             638          275
         Dividends on common stock                          (3,670)      (3,713)
                                                          --------     --------

       (Used for) Financing Activities                     (19,527)      (3,534)
                                                          --------     --------
       Investing Activities
         Long-term debt securities                           9,878        7,268
         Additions to property, plant and equipment         (9,715)      (6,440)
         Intangible and other assets                           (81)        (373)
         Other long-term investments                        (1,124)       1,073
                                                          --------     --------

       Provided by (Used for) Investing Activities          (1,042)       1,528
                                                          --------     --------
       Increase (Decrease) in Cash and Short-Term
         Cash Investments                                    5,816       (1,422)

       Cash and Short-Term Cash Investments,
         Beginning of Period                                 9,503        8,704
                                                          --------     --------
       Cash and Short-Term Cash Investments,
         End of Period                                    $ 15,319     $  7,282
                                                          ========     ========




                                  See Accompanying Notes

<PAGE 7>


                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1

          The consolidated balance sheet at October 31, 1997, the consolidated statements of earnings for the three- and six-month periods ended October 31, 1997 and 1996, and the consolidated statement of cash flows for the six-month periods ended October 31, 1997 and 1996 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended October 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

          NOTE 2

          The classification of inventories was as follows (in thousands):

                                      October 31, 1997    April 30, 1997
                                      ----------------    --------------
             Raw materials and
               purchased parts          $ 56,368             $ 49,461
             Work in process              11,729               12,760
                                        --------             --------
                                        $ 68,097             $ 62,221
                                        ========             ========

          NOTE 3

          Net earnings per common share were calculated on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

          NOTE 4

          Included in other income for the six month period ended October 31, 1997 was a gain resulting from the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France, which added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per share, to net income. Included in other income for the three and six month periods ended October 31, 1996 was a gain resulting from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber which added approximately $1,000,000, or $.04 per share, to net income.

          NOTE 5

          In the second quarter ended October 31, 1997, the Company purchased 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16,400,000, or $20.50 per share. The reacquired shares are held by the Company as treasury stock.

<PAGE 8>

                        GERBER SCIENTIFIC, INC. AND SUBSIDIARIES



          With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. at October 31, 1997 and for the three- and six-month periods ended October 31, 1997 and 1996, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 19, 1997 appearing on page 8. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

<PAGE 9>

                           INDEPENDENT ACCOUNTANTS' REPORT



          To the Board of Directors and Shareholders of Gerber Scientific, Inc.

          We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 1997 and 1996, the consolidated statement of cash flows for the six-month periods ended October 31, 1997 and 1996, and the consolidated balance sheet as of October 31, 1997 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 22, 1997 on the consolidated financial statements for the year ended April 30, 1997 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

          Based  on  our  review,   we  are  not  aware  of   any  material
          modifications that should be made to the accompanying consolidated statements of earnings for the three- and six-month periods ended October 31, 1997 and 1996, the consolidated statement of cash flows for the six-month periods ended October 31, 1997 and 1996, or the consolidated balance sheet as of October 31, 1997 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




          /s/ KPMG PEAT MARWICK LLP

          Hartford, Connecticut
          November 19, 1997

<PAGE 10>

                       GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL CONDITION

          The Company's ratio of current  assets to current liabilities was
          2.5 to 1 at October 31, 1997 compared with 3 to 1 at April 30, 1997. Net working capital at October 31, 1997 was $115.2 million, a decrease of $3.7 million from the beginning of the current fiscal year. The Company's cash and short-term investments totalled $15.3 million at October 31, 1997 compared with $9.5 million at the end of the prior fiscal year. In addition, the Company's investment portfolio of longer-term debt securities, primarily tax-exempt municipal bonds, totalled $26.7 million at October 31, 1997 compared with $36.6 million at April 30, 1997.

          Operating activities provided $26.4 million in cash for the six-month period ended October 31, 1997 compared with $.6 million provided by operating activities for the same period last year. Cash generated by earnings and the non-cash charges for depreciation and amortization was somewhat offset by growth in inventories in this year's first six months. However, increases in accounts payable related primarily to improved management of vendor payment cycles produced additional cash from operations.

          The principal non-operating uses of cash in the six months ended October 31, 1997 were the purchase of treasury stock of $16.4 million, additions to property, plant, and equipment of $9.7 million, and payment of dividends of $3.7 million. During the second quarter, the Company purchased 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16.4 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $13 million and expects to fund these with cash on hand and cash from operations.

          The Company's total debt at October 31, 1997 was $7.2 million, down slightly from April 30, 1997. The ratio of total debt to shareholders' equity was 3 percent at October 31, 1997, compared with 3 percent at April 30, 1997. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

<PAGE 11>

          RESULTS OF OPERATIONS

          Combined sales and service revenue for the three- and six-month periods ended October 31, 1997 increased $11.4 million (12 percent) and $24.6 million (14 percent), respectively, from the same periods last year. The increases reflected higher product sales and slightly higher service revenue. Product sales increased in all of the Company's major product classes, except for computer-to-plate imaging systems for the printing industry which were comparable to prior year levels. The most significant increase in sales was of the Company's GERBERcutter fabric cutting systems. In addition, GGT Cutting Edge, an acquisition in last year's fourth quarter, contributed $3.6 million and $7.0 million of the second quarter and year-to-date sales increases.

          The consolidated gross profit margin in this year's first six months was 43.9 percent, which was roughly the same as the prior year margin of 43.8 percent. The consolidated gross profit margin in this year's second quarter of 44.2 percent was slightly lower than the prior year margin of 44.8 percent. Gross profit margins on product sales were 45.3 percent and 45.2 percent in this year's second quarter and first six months compared with 46 percent and 44.8 percent in the prior year comparable periods. The lower second quarter margins this year were caused primarily by higher sales of OEM-supplied equipment for the electronics industry and also by price discounting on computer-to-plate imaging systems for the commercial printing market. This decrease was offset on a year-to-date basis by favorable volume effects from higher shipments of GERBERcutter fabric cutting systems.

          Service gross profit margins were 35.1 percent and 33.7 percent in this year's second quarter and first six months compared with
          36.2 percent and 37.2 percent in the prior year comparable periods. The year-to-year decreases were caused primarily by costs in the current year associated with development of an applications training revenue stream from the computer-to-plate systems businesses.

          Selling, general, and administrative expenses in this year's second quarter and first six months rose by $1.4 million and $3.7 million from last year but declined as a percentage of revenue to
          29.9 percent and 30.5 percent this year from 32 percent and 32.6 percent last year. The increased expenses were caused primarily by higher marketing expenses associated with major trade shows and also by the inclusion of the expenses of GGT Cutting Edge. Partially offsetting these increases was the effect of a cost reduction program implemented at the Company's Gerber Garment Technology (GGT) subsidiary.

<PAGE 12>

          The Company continued to commit significant resources to research and the development of new products. R&D expense of $7.8 million in this year's second quarter and $15.4 million in the first six months represented 7.3 percent and 7.5 percent of revenue in these periods, respectively. Although R&D expense increased $.3 million and $1.1 million from the comparable prior year periods, the percentage of R&D expenses to sales revenue is lower in this year's three- and six-month periods. The dollar increase was related primarily to the development of new signmaking plotters and the inclusion of the expenses of GGT Cutting Edge. Management anticipates that this lower ratio of R&D to revenue will continue in the current year due in part to comparatively lower levels of development spending in computer-to-plate imaging systems for the printing industry and to growth in sales volume.

          Other income in this year's second quarter and first six months ended October 31, 1997 was lower than last year. The quarterly decrease relates to the prior year gain of approximately $1.0 million ($.04 per share) from life insurance benefits received upon the death of Mr. H. Joseph Gerber, the Company's former Chairman and President. Partially offsetting this item on a year-to-date basis was a gain in the current year's first quarter from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France, amounting to $1.6 million ($.04 per share). Also affecting the year-to-year comparison was lower interest income this year resulting from a smaller investment portfolio of tax-exempt municipal bonds.

          The provision rate for income taxes was 32.1 percent for the second quarter and 32.3 percent for the six months ended October 31, 1997 compared with 26 percent and 26.3 percent in the prior year comparable periods. The lower tax rate last year was the result of the tax-exempt life insurance benefits noted above. The year-to-year increases in the provision rates also reflected the higher marginal combined Federal and state income tax rates associated with the higher levels of pre-tax earnings in the current year. The effective income tax rate in each period continued to be lower than the 35 percent statutory U.S. Federal tax rate primarily because of tax-exempt interest income and the tax benefits of the Company's Foreign Sales Corporation.

          As a result of the above, net earnings increased in this year's second quarter to $5.5 million or $.24 per share from $5.1 million or $.22 per share in last year's second quarter. For the first six months, net earnings this year increased to $10.1 million or $.43 per share this year compared with $6.7 million or $.29 per share last year.

<PAGE 13>

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

<PAGE 14>

                             PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

          Form 10-Q for the quarter ended July 31, 1997 reported the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France.

          Item 4.  Submission of Matters to a Vote of Security Holders

          On September 12, 1997, the Company held its annual meeting of shareholders. The holders of 93.5% of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following were the voting results for the meeting:

             - the shareholders approved the Amendment to the Restated Certificate of Incorporation and By-Laws with 21,346,250 votes in favor, 405,162 votes against, and 76,539 abstentions.

             -  the   shareholders   approved  the   Amended/Restated  1992
                Employee Stock Plan with 19,418,329 votes in favor, 2,296,673 votes against, and 112,949 abstentions.

             - the shareholders approved the Amended/Restated 1992 Non-Employee Director Option Plan with 20,759,643 votes in favor, 967,412 votes against, and 100,896 abstentions.

             -  the  shareholders elected  Directors to  hold office  until
                the   annual  meeting  to be  held  in  the  year  2000 with
                the following votes:

                                           For            Withheld
               Edward E. Hood, Jr.      21,652,909        175,042
               W. Jerome Vereen         21,650,733        177,218
               Michael J. Cheshire      21,650,268        177,683

               The  terms  of  office of  the  other  Directors, George  M.
               Gentile, David J. Gerber, A. Robert Towbin, and David J. Logan continued after the meeting.

          Item 5.  Other Information

          On August 6, 1997, the Company issued a press release reporting the retirement of Ronald B. Webster, a Senior Vice President of the Company and President of its wholly owned subsidiary, Gerber Scientific Products (GSP), as of May 1, 1998. Charles M. Hevenor, a 28-year employee of the Company and most recently Senior Vice President, Software and Systems of GSP was appointed Executive Vice President and General Manager of GSP and will become President of GSP upon Mr. Webster's retirement next May.

          On August 14, 1997, the Company issued a press release reporting the purchase of 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16,400,000, or $20.50 per share. The reacquired shares, which represented approximately 3.4% of the Company's outstanding stock, are held by the Company as treasury stock.

<PAGE 15>

          On August 29, 1997, the Company issued a press release reporting that its wholly-owned subsidiary, Gerber Optical, Inc., had expanded its strategic alliance with Essilor International by purchasing certain assets of Essilor Technologies of America and acquiring exclusive retail distribution rights to the Essilor Alpha and Gamma finishing systems within the United States.

          On September 29, 1997, the Company issued a press release announcing the appointment of two new Directors to the Company's Board of Directors, Donald P. Aiken, President of ABB Industrial Systems Inc. and Carole F. St. Mark, President of Growth Management LLC and former President and CEO of Pitney Bowes Business Services.

          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (11)Statement regarding computation of per share earnings.

          (15)Letter regarding unaudited interim financial information.

          (27)Financial data schedule.

          (b)Reports on Form 8-K

          No Form 8-K was filed during the quarter for which this report is filed.

<PAGE 16>


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




            Date:  November 20, 1997        By:/s/ Gary K.  Bennett
                  -------------------       ------------------------------
                                            Senior Vice President, Finance
                                            and    Principal     Accounting
                                            Officer

<PAGE 17>

                                     EXHIBIT INDEX
                                     -------------


            Exhibit Index
               Number                  Exhibit                        Page
            -------------              -------                        ----

                 11            Statement Regarding Computation
                               of Per Share Earnings.*

                 15            Letter Regarding Unaudited Interim
                               Financial Information.*


                 27            Financial Data Schedule.*





            *Filed herewith.

<PAGE 18>