Form 10-Q
period 1998-01-31
GERBER SCIENTIFIC INC
filed 1998-02-26
CIK 41133

<PAGE 1>

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
January 31, 1998                       Commission File No. 1-5865



                     GERBER SCIENTIFIC, INC.
                ----------------------------------

                   (Exact name of Registrant as
                    specified in its charter)



           CONNECTICUT                             06-0640743
 -------------------------------             -----------------------

 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)               Identification No.)


 83 Gerber Road West, South Windsor, Connecticut       06074
------------------------------------------------- ---------------

    (Address of principal executive offices)         (Zip Code)



Registrant's Telephone Number, including area      (860) 644-1551
code                                              ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     Yes  / X / .   No /    /.

At January 31, 1998, 22,592,275 shares of common stock of the Registrant were outstanding.


<PAGE 2>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                 Quarter Ended January 31, 1998


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statement of Earnings for the three months
           ended January 31, 1998 and 1997                   2

           Statement of Earnings for the nine months ended
           January 31, 1998 and 1997                         3

           Balance Sheet at January 31, 1998 and
           April 30, 1997                                    4

           Statement of Cash Flows for the nine months
           ended January 31, 1998 and 1997                   5

           Notes to Financial Statements                     6

           Independent Accountants' Report                   9

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    10


Part II - Other Information

  Item 1. Legal Proceedings                                 14

  Item 6.  Exhibits and Reports on Form 8-K                 14


Signature                                                    15

Exhibit Index                                                16

<PAGE 3>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------
                                         In thousands
                                  (except per share amounts)
------------------------------------------------------------
Three Months Ended January 31,             1998       1997
------------------------------------------------------------

Revenue:

  Product sales                        $ 92,559    $ 83,041
  Service                                12,277      11,550
                                        -------     -------
                                        104,836      94,591
                                        -------     -------

Costs and Expenses:

  Cost of product sales                  48,743      44,825
  Cost of service                         7,301       7,457
  Selling, general and administrative    32,219      29,335
  Research and development expenses       7,746       7,659
                                        -------     -------
                                         96,009      89,276
                                        -------     -------

Operating income                          8,827       5,315

Other income                                378         717
Interest expense                            (90)        (88)
                                        -------     -------

Earnings before income taxes              9,115       5,944

Provision for income taxes                2,900       1,800
                                        -------     -------

Net earnings                            $ 6,215     $ 4,144
                                        =======     =======

Per share of common stock:
  Basic                                 $   .28     $   .18
  Diluted                               $   .27     $   .18

  Dividends                             $   .08     $   .08

Average shares outstanding:
  Basic                                  22,586      23,261
  Diluted                                23,025      23,357


                     See Accompanying Notes

<PAGE 4>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

-----------------------------------------------------------------
                                              In thousands
                                       (except per share amounts)
-----------------------------------------------------------------
Nine Months Ended January 31,                1998          1997
-----------------------------------------------------------------

Revenue:

  Product sales                            $274,703     $240,919
  Service                                    35,486       34,431
                                           --------     --------
                                            310,189      275,350
                                           --------     --------

Costs and Expenses:

  Cost of product sales                     148,623      132,027
  Cost of service                            22,681       21,819
  Selling, general and administrative        94,926       88,310
  Research and development expenses          23,099       21,868
                                           --------     --------
                                            289,329      264,024
                                           --------     --------

Operating income                             20,860       11,326

Other income                                  3,388        4,017
Interest expense                               (266)        (261)
                                           --------     --------

Earnings before income taxes                 23,982       15,082

Provision for income taxes                    7,700        4,200
                                           --------     --------

Net earnings                               $ 16,282     $ 10,882
                                           ========     ========

Per share of common stock:
  Basic                                    $    .71     $    .47
  Diluted                                  $    .70     $    .47

  Dividends                                $    .24     $    .24

Average shares outstanding:
  Basic                                      22,863       23,234
  Diluted                                    23,354       23,352


                     See Accompanying Notes

<PAGE 5>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET


                                             In thousands
--------------------------------------------------------------
                                       January 31,   April 30,
                                           1998         1997
--------------------------------------------------------------
                 Assets
Current Assets:
 Cash and short-term cash investments     $ 25,743    $ 9,503
 Accounts receivable                        93,489     92,378
 Inventories                                70,520     62,221
 Prepaid expenses                           13,411     13,702
                                          --------    --------
                                           203,163    177,804
                                          --------    --------

Investments and long-term receivables       17,326     37,037
                                          --------    --------
Property, plant and equipment              129,543    121,447
 Less accumulated depreciation              62,039     58,883
                                          --------    --------
                                            67,504     62,564
                                          --------    --------

Intangible assets                           57,898     56,687
 Less accumulated amortization              12,083     10,774
                                          --------    --------
                                            45,815     45,913
                                          --------    --------
Other assets                                   457      1,897
                                          --------    --------
                                          $334,265    $325,215
                                          ========    ========
Liabilities and Shareholders' Equity

Current Liabilities:
 Notes payable                             $    --    $    --
 Current maturities of long-term debt          193        193
 Accounts payable                           26,702     17,453
 Accrued compensation and benefits          15,010     14,038
 Other accrued liabilities                  18,951     18,458
 Deferred revenue and litigation award       6,747      6,249
 Advances on sales contracts                 7,403      2,465
                                          --------    --------
                                            75,006     58,856
                                          --------    --------
Noncurrent Liabilities:
 Deferred income taxes                      11,687     11,193
 Long-term debt                              7,002      7,145
                                          --------    --------
                                            18,689     18,338
                                          --------    --------
Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value; authorized
  10,000,000 shares; no shares issued              --          --
 Common stock, $1.00 par value; authorized
  65,000,000 shares; issued
  23,392,275 and 23,306,900 shares             23,392      23,307
 Paid-in capital                               37,008      36,100
 Retained earnings                            198,685     187,880
 Cumulative translation component              (2,065)        734
 Treasury stock, at cost (800,000 shares)     (16,450)         --
                                              --------   --------
                                              240,570     248,021
                                             --------    --------
                                             $334,265    $325,215
                                             ========    ========




                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    In thousands
--------------------------------------------------------------------

Nine Months Ended January 31,                     1998        1997
--------------------------------------------------------------------

CASH PROVIDED BY (USED FOR):

Operating Activities
  Net earnings                                   $16,282     $10,882
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization                 9,655       8,876
     Deferred income taxes                           494       1,384
     Changes in operating accounts:
      Receivables                                   (778)     (9,914)
      Inventories                                 (8,299)        410
      Prepaid expenses                               291      (2,297)
      Accounts payable and accrued expenses       16,150      (5,550)
                                                 -------     -------
Provided by Operating Activities                  33,795       3,791
                                                 -------     -------

Financing Activities
  Purchase of common stock                       (16,450)         --
  Repayments of long-term debt                      (143)       (144)
  Exercise of stock options                          993         740
  Dividends on common stock                       (5,477)     (5,573)
                                                 -------     -------

(Used for) Financing Activities                  (21,077)     (4,977)
                                                 -------     -------

Investing Activities
  Maturities of long-term debt securities         19,378      11,751
  Additions to property, plant and equipment     (13,109)     (9,861)
  Intangible and other assets                         52      (1,421)
  Other long-term investments                     (2,799)        541
                                                 -------     -------

Provided by Investing Activities                   3,522       1,010
                                                 -------     -------

Increase (Decrease) in Cash and Short-Term
  Cash Investments                                16,240        (176)

Cash and Short-Term Cash Investments,
  Beginning of Period                              9,503       8,704
                                                 -------     -------

Cash and Short-Term Cash Investments,            $25,743     $ 8,528
  End of Period                                  =======     =======



                     See Accompanying Notes

<PAGE 7>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The consolidated balance sheet at January 31, 1998, the consolidated statements of earnings for the three- and nine-month periods ended January 31, 1998 and 1997, and the consolidated statement of cash flows for the nine-month periods ended January 31, 1998 and 1997 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended January 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

The classification of inventories was as follows (in thousands):

                      January 31, 1998   April 30, 1997
                      ----------------  ----------------
Raw materials and
  purchased parts        $52,570            $49,461
Work in process           17,950             12,760
                         -------            -------
                         $70,520            $62,221
                         =======            =======

NOTE 3

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective for financial statements for both annual and interim periods ending after December 15, 1997. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. This restatement had an immaterial impact on the prior period earnings per share amounts under the previous method.

<PAGE 8>

The following table sets forth the computation of basic and diluted earnings per share:

                         Three Months Ended        Nine Months Ended
                             January 31,              January 31,
                           1998        1997        1998         1997
                        ----------  ----------  ----------   ----------
Numerator:
 Net Income             $6,215,000  $4,144,000  $16,282,000  $10,882,000
                        ==========  ==========  ===========  ===========
Denominators:
 Denominator for
  basic earnings per
share--weighted-
  average shares
  outstanding           22,585,845  23,260,861   22,863,194   23,234,334
 Effect of dilutive
  securities:
  Employee stock
   options                 438,662      95,925      490,619      118,003
                        ----------  ----------   ----------   ----------
  Denominator for
   diluted earnings
   per share--adjusted
   weighted-average
   shares outstanding   23,024,507  23,356,786   23,353,813   23,352,337
                        ==========  ==========   ==========   ==========
Basic earnings per
 share                  $      .28  $      .18   $      .71   $      .47
                        ==========  ==========   ==========   ==========
Diluted earnings per
 share                  $      .27  $      .18   $      .70   $      .47
                        ==========  ==========   ==========   ==========

NOTE 4

Included in other income for the nine month period ended January 31, 1998 was a gain resulting from the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France, which added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per share, to net income. Included in other income for the nine month period ended January 31, 1997 was a gain resulting from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber which added approximately $1,000,000, or $.04 per share, to net income.

NOTE 5

On August 14, 1997 the Company purchased 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16,450,000, or $20.50 per share plus transaction fees incurred. The reacquired shares are held by the Company as treasury stock.

<PAGE 9>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES




With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 1998 and for the three- and nine-month periods ended January 31, 1998 and 1997, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 18, 1998 appearing on page 9. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

<PAGE 10>

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and nine-month periods ended January 31, 1998 and 1997, the consolidated statement of cash flows for the nine-month periods ended January 31, 1998 and 1997, and the consolidated balance sheet as of January 31, 1998 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 22, 1997 on the consolidated financial statements for the year ended April 30, 1997 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and nine-month periods ended January 31, 1998 and 1997, the consolidated statement of cash flows for the nine-month periods ended January 31, 1998 and 1997, or the consolidated balance sheet as of January 31, 1998 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG PEAT MARWICK LLP


Hartford, Connecticut
February 18, 1998

<PAGE 11>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.7 to 1 at January 31, 1998 compared with 3 to 1 at April 30, 1997. Net working capital at January 31, 1998 was $128.2 million, an increase of $9.2 million from the beginning of the current fiscal year. The Company's cash and investments, both short- and long-term, totaled $42.9 million at January 31, 1998 compared with $46.1 million at the end of the prior fiscal year.

Operating activities provided $33.8 million in cash for the nine-month period ended January 31, 1998 compared with $3.8 million provided by operating activities for the same period last year. Cash generated by earnings and the non-cash charges for depreciation and amortization in this year's first nine months was somewhat offset by growth in inventories. However, increases in accounts payable related primarily to improved management of vendor payment cycles produced additional cash from operations.

The principal non-operating uses of cash in the nine months ended January 31, 1998 were the purchase of treasury stock of $16.4 million, additions to property, plant, and equipment of
$13.1 million, and payment of dividends of $5.5 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $15 million and expects to fund these with cash on hand and cash from operations.

The Company's total debt at January 31, 1998 was $7.2 million, down slightly from April 30, 1997. The ratio of total debt to shareholders' equity was 3 percent at January 31, 1998, compared with 3 percent at April 30, 1997. The Company believes its low ratio of debt-to-equity is an important indicator of its ability to borrow funds should needs arise.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three- and nine-month periods ended January 31, 1998 increased $10.2 million (10.8 percent) and $34.8 million (12.7 percent), respectively, from the same periods last year. The increases reflected higher product sales and slightly higher service revenue. The product sales increases came predominantly from higher sales of the Company's fabric cutting systems and optical lens manufacturing equipment. In addition, GGT Cutting Edge, an acquisition in the fourth quarter of last fiscal year, contributed $5.5 million and $12.5 million of the third quarter and year-to-date sales increases.

<PAGE 12>

The consolidated gross profit margin in this year's first nine months was 44.8 percent, which was slightly higher than the prior year margin of 44.1 percent. The consolidated gross profit margin in this year's third quarter of 46.5 percent was 1.8 percentage points higher than the prior year margin of 44.7 percent. Gross profit margins on product sales were higher this year in both the third quarter and first nine months. The improvements were caused primarily by favorable volume effects from higher shipments of fabric cutting systems, especially in North American markets. The higher volume of shipments of optical lens manufacturing systems also contributed to the third quarter margin increase. These increases were partially offset by higher sales of OEM-supplied equipment for the electronics industry and also by price discounting on computer-to-plate imaging systems for the commercial printing market.

Service  gross  profit margins were higher in this  year's  third
quarter  but  slightly  lower for the  first  nine  months.   The
increase in this year's third quarter service margin was caused primarily by the heavier utilization of service personnel to assist in new installations of fabric cutting systems. On a year-to-date basis, this increase was offset by costs in the current year associated with development of an applications training revenue stream from the computer-to-plate systems businesses.

Selling, general, and administrative expenses in this year's third quarter and first nine months rose by $2.9 million and $6.6 million, respectively, from last year. However, as a percentage of revenue, these expenses declined to 30.7 percent and 30.6 percent in this year's third quarter and first nine months from 31 percent and 32.1 percent last year. The increased expenses were caused primarily by higher marketing expenses associated with major trade shows and also by the inclusion of the expenses of GGT Cutting Edge. Partially offsetting these increases was the effect of a cost reduction program implemented at the Company's Gerber Garment Technology (GGT) subsidiary.

The Company continued to commit significant resources to research and the development of new products. R&D expense of $7.7 million in this year's third quarter and $23.1 million in the first nine months represented 7.4 percent of revenue in both of these periods. Although R&D expense increased from the comparable prior year periods, the percentage of R&D expenses to sales revenue was lower this year. The dollar increases were related primarily to the development of new signmaking plotters and output devices and the inclusion of the expenses of GGT Cutting
Edge. Management anticipates that this lower ratio of R&D to revenue will continue for the balance of the current year due in part to comparatively lower levels of development spending in computer-to-plate imaging systems for the printing industry and to growth in sales volume.

<PAGE 13>

Other income in this year's third quarter and first nine months was lower than last year. The year-to-date decrease relates to a prior year gain of approximately $1.0 million ($.04 per share) from life insurance benefits and lower interest income this year resulting from a smaller investment portfolio of tax-exempt municipal bonds. Partially offsetting these items was a gain in the current year's first quarter from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France, amounting to $1.6 million ($.04 per share).

The provision rate for income taxes was 32.1 percent for the nine months ended January 31, 1998 compared with 27.8 percent in the comparable prior year period. The lower tax rate last year was the result of the tax-exempt life insurance benefits and the larger amount of tax-exempt interest income noted above. The year-to-year increase in the provision rate also reflects the higher marginal combined Federal and state income tax rates associated with the higher levels of pre-tax earnings in the current year.

As a result of the above, net earnings increased in this year's third quarter to $6.2 million or $.27 diluted earnings per share from $4.1 million or $.18 diluted earnings per share in last year's third quarter. For the first nine months, net earnings this year increased to $16.3 million or $.70 diluted earnings per share this year compared with $10.9 million or $.47 diluted earnings per share last year.

YEAR 2000

The Company is in the process of assessing its exposure to the impact of the Year 2000 date issue. The Year 2000 date issue can affect computer programs that use only two digits to identify a year in a date field. The Company's products and key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in fiscal years 1999 and 2000 although cost estimates are not complete. Management does not expect that these costs will have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, the Company could be adversely impacted by the year 2000 date issue if suppliers, customers, and other businesses do not address this issue successfully.

<PAGE 14>

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

<PAGE 15>

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Form 10-Q for the quarter ended July 31, 1997 reported the final settlement of the Company's UK patent litigation with Lectra
Systemes, S.A. of France.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10) Gerber  Scientific,  Inc. Profit and  Growth  Incentive
          Bonus Plan for the Fiscal Year Ending April 30, 1998.

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




                               GERBER SCIENTIFIC, INC.
                              ------------------------
                                    (Registrant)




Date:   February 26, 1998   By:  / s / Gary K. Bennett
        ------------------       --------------------------------

                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 and Principal Financial Officer

<PAGE 17>


                          EXHIBIT INDEX




Exhibit Index
    Number                    Exhibit                       Page
-------------                 -------                       ----
      10        Gerber  Scientific, Inc. Profit  and
                Growth Incentive Bonus Plan for  the
                Fiscal Year Ending April 30, 1998.*

      15        Letter  Regarding Unaudited  Interim
                Financial Information.*

      27        Financial Data Schedule.*




*Filed herewith.

