Form 10-K
period 1998-04-30
GERBER SCIENTIFIC INC
filed 1998-07-28
CIK 41133

================================================================================

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

For the Fiscal Year Ended April 30, 1998             Commission File No. 1-5865

                            GERBER SCIENTIFIC, INC.
             (Exact name of Registrant as specified in its charter)

             Connecticut                                06-0640743
    -----------------------------------          -------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)


                83 Gerber Road West
                 South Windsor, CT                       06074
    -------------------------------------------       -----------
      (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code:     (860) 644-1551

================================================================================

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange
        Title of each class                          on which registered
   -----------------------------------------       -------------------------
    Common Stock, par value $1.00 per share         New York Stock Exchange


At June 30, 1998, 22,694,864 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $455,063,000. Excluded from this amount is voting stock having an aggregate market value of approximately $61,245,000 (representing 11.9% of the outstanding voting stock), which is owned, directly or in trust, by the family of H. Joseph Gerber, the Company's founder, and by the other members of the Company's Board of Directors, who are deemed affiliates for purposes of this computation.

Securities registered pursuant to Section 12(g) of the Act: None

================================================================================

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / X /.

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes / X /  No /   /.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PARTS OF THIS REPORT, AS SPECIFIED IN THE RESPONSES TO THE ITEM NUMBERS INVOLVED.

        (1) 1998 ANNUAL MEETING PROXY STATEMENT (PARTS I, III, AND IV).

================================================================================

                            GERBER SCIENTIFIC, INC.

                             Index to Annual Report
                                  on Form 10-K
                           Year Ended April 30, 1998

PART I                                                                    PAGE

Item 1.     Business .............................................          1
Item 2.     Properties ...........................................          5
Item 3.     Legal Proceedings ....................................          5
Item 4.     Submission of Matters to a Vote of Security
            Holders ..............................................          6
            Executive Officers of the Registrant .................          6


PART II

Item 5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters ......................          6
Item 6.     Selected Financial Data ..............................          6
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ........          7
Item 8.     Financial Statements and Supplementary Data ..........         14
Item 9.     Changes in and Disagreements with Auditors
            on Accounting and Financial Disclosure ...............         29


PART III

Item 10.    Directors and Executive Officers of the
            Registrant ...........................................         29
Item 11.    Executive Compensation ...............................         30
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management ................................         30
Item 13.    Certain Relationships and Related Transactions .......         30


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K ..................................         30
            Signatures ...........................................         32

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

    The Company conducts its business primarily through three wholly owned operating subsidiaries. Gerber Technology, Inc. (GT), formerly named Gerber Garment Technology, Inc., designs, develops, manufactures, markets, and services computer-controlled systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling flexible materials, such as fabrics and composites, in the apparel, aerospace, automotive, furniture, and other industries. Gerber Scientific Products, Inc. (GSP) designs, develops, manufactures, markets, and services microprocessor- and PC-controlled production systems, software, and aftermarket supplies for the sign making and specialty graphics industries. Gerber Coburn Optical, Inc., formerly Gerber Optical, Inc., designs, develops, manufactures, markets, and services computer-controlled production systems and aftermarket supplies for the ophthalmic lens manufacturing industry.

    The Company has foreign subsidiaries that provide marketing and field service support for the Company's products. These subsidiaries are located in Belgium, Germany, Holland, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, Singapore, and Hong Kong. The Company also has a subsidiary in Denmark that performs manufacturing operations.

    As of April 30, 1998, the Company had approximately 2,200 regular, full-time employees.

    In May 1998, the Company announced the successful completion of its tender offer for the acquisition of UK-based Spandex PLC ("Spandex"), Europe's and North America's largest distributor of sign making systems and supplies. In its results for the year ended December 31, 1997, Spandex reported sales of [pound sterling]101.3 ($167 million). The tender price for the shares valued Spandex at approximately [pound sterling]106.4 million (approximately $173 million). In addition, Spandex had bank debt outstanding at the time of acquisition of approximately [pound sterling]6.2 million (approximately $10 million). The acquisition of Spandex and the results of its operations will be accounted for in the Company's new fiscal year, which began May 1, 1998.

    Effective March 31, 1998, the Company sold its imaging and inspection systems product class to the BARCO Group, Inc. for $25,000,000 and royalties on future sales of certain products. This product class developed, manufactured, marketed, and serviced interactive imaging and inspection systems for the electronics and commercial printing industries.

    On February 27, 1998, Gerber Optical, Inc., a wholly owned subsidiary of the Company, acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn) of Muskogee, Oklahoma, and subsequently merged with Coburn. The company was renamed Gerber Coburn Optical, Inc. (GC). The purchase price, including the costs of acquisition and the repayment of Coburn's outstanding debt, was approximately $63,000,000. Coburn is a leading manufacturer and international distributor of a broad range of ophthalmic lens processing equipment and related supplies used in the production of eyeglass lenses. GC has continued to develop, manufacture, market, and support the Coburn product lines.

    On February 12, 1997, the Company's GT subsidiary acquired the outstanding stock of Cutting Edge Inc. (Cutting Edge) of Marblehead, Massachusetts, for a total cost of approximately $7.8 million and subsequently merged that company into GT. Cutting Edge manufactures high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. GT has continued to develop, manufacture, market, and support the Cutting Edge product lines.

    On September 1, 1994, GT acquired the outstanding stock of Microdynamics, Inc., (Microdynamics) of Dallas, Texas and subsequently merged that company into GT. The Microdynamics purchase price was approximately $8.5 million. Microdynamics was a leading supplier of computer-aided design, graphic design, and product management systems for the apparel, footware, and other sewn goods industries. GT has continued to develop, manufacture, market, and support the Microdynamics product lines.

    On March 1, 1994, GT purchased the business and certain assets and liabilities of Niebuhr Maskinfabrik A/S (Niebuhr) of Ikast, Denmark, for a total cost of approximately $1 million. Niebuhr manufactures and markets computer-automated fabric spreading equipment used in the apparel and related industries. The acquisition was accomplished through a newly formed Danish subsidiary of GT known as Gerber Technology A/S, which has continued to manufacture, market, and support Niebuhr equipment.

INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company designs, develops, manufactures, markets, and services CAD/CAM factory automation systems, software, and related aftermarket supplies for a wide range of industries, including ophthalmic, apparel and flexible goods, sign making and specialty graphics, and automotive and aerospace. No other segment of the Company constituted 10 percent or more of revenue or net earnings in the Company's last three fiscal years.

    For each of the Company's last three fiscal years, the approximate percentage of consolidated sales and service revenue accounted for by the Company's principal CAD/CAM products and their related aftermarket supplies was as follows:

                                                 1998        1997       1996
                                                 ----        ----       ----
Cutting, nesting, spreading, and
  material handling systems                       51%         51%        54%
Microprocessor- and PC-controlled
  sign making and specialty graphics systems      28%         30%        30%
Ophthalmic lens manufacturing systems             12%          7%         6%
Interactive imaging and inspection systems         9%         12%        10%


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



CAD/CAM MICROPROCESSOR- AND PC-CONTROLLED SIGN MAKING AND SPECIALTY GRAPHICS SYSTEMS

    The Company's microprocessor- and PC-controlled production systems and software bring computer automation to the sign making and specialty graphics industries. The Company produces a full range of automated lettering systems, software, plotters, routers, and color digital imaging systems for the design and production of signs and graphic arts on adhesive-backed vinyls and other materials. The Company's color digital imaging systems create continuous length, durable, professional-quality text and graphics, including complicated halftones, multiple colors, and process four color images directly on sign making vinyl.

    The Company also sells aftermarket supplies to these industries, including a wide variety of adhesive-backed vinyls, translucent vinyl films, color foil cartridges, reflective sheeting, masking film, sandblast stencil, heat transfer flock, and specialty and screenprinting films.


CAD/CAM OPHTHALMIC LENS MANUFACTURING SYSTEMS

    The Company produces innovative, high-technology system solutions in the manufacture of prescription eyewear. The ophthalmic manufacturing systems offered by the Company replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels and increasing productivity. The Company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating, and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the Company's processing software. The markets for the Company's ophthalmic manufacturing systems include independent wholesale eyeglass processing laboratories, "super-optical" retail stores with on-site processing facilities, retail chains with central processing laboratories, and independent optometrists, ophthalmologists, and opticians.

    The Coburn acquisition in February 1998 broadened the Company's product markets to include the manufacturers of both plastic and glass lenses. Also gained was a significant consumables and spare parts business and a direct worldwide distribution network, which extended the Company's geographic reach. Consumable and spare parts acquired included lens polishing pads, tinting chemicals, coatings, and miscellaneous tools.

CAD/CAM INTERACTIVE IMAGING AND INSPECTION SYSTEMS

    Prior to the sale of this product class, the Company produced interactive computer-based photoplotting systems that automate the production of artwork, tooling, and documentation for printed circuit board (PCB) manufacturers. Photoplotting systems image with a beam of light on photographic film or glass. They are used in the electronics industry for producing master artwork and associated manufacturing aids for PCBs, micropackaging of microchips and ultra-large scale integrated circuits, and for various other applications requiring accurate, high-quality graphic masters. The Company also produced automatic optical inspection systems which are used for quality control in PCB manufacturing. These systems perform an on-line defect analysis by comparing a PCB or its artwork master to the original computer-aided design database.

    The Company also produced laser imaging systems for the commercial printing industry that are used to expose digital printing plates, enabling direct computer-to-plate printing. These systems enable printing plates to be imaged in a digital work flow environment, which eliminates the need to expose film to make a plate for the printing press. The result is the elimination of a number of steps in the printing process, a reduction in waste, and an improvement in press efficiency, providing cost savings and faster job turnaround for commercial printers.

    After the sale of this product class, the Company no longer produces this particular class of CAD/CAM factory automation system.


RESEARCH AND DEVELOPMENT

    The Company continues to emphasize technological development with research and development programs designed to create new software and hardware products, improve existing products, and modify products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 1998, 1997, and 1996 were $31,810,000, $30,415,000, and $25,771,000, respectively. The Company also received and expended approximately $213,000, $736,000, and $1,373,000 for the years ended April 30, 1998, 1997, and 1996, respectively, for customer-funded research and development projects.


MARKETING

    More than two-thirds of the Company's product sales are to end-users and are sold through the Company's direct sales force in the United States, subsidiaries in Europe, Canada, Mexico, Australia, New Zealand, Singapore, and the Far East, and independent sales representatives and agents in various parts of the world. The Company's microprocessor- and PC-controlled sign making and specialty graphics systems are sold principally to independent distributors for resale by them. Domestic sales personnel are located in a number of cities, including Hartford, New York, Atlanta, Chicago, Dallas, Los Angeles, and Miami. The Company's foreign sales and service subsidiaries are located in Belgium, Germany, Holland, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, Singapore and Hong Kong. The Company's foreign subsidiaries act both as sales representatives on a commission basis and as distributors, depending upon the product and the territory involved.


RAW MATERIALS

    The Company purchases materials, such as computers, computer peripherals, electronic parts, hardware, and sheet metal from numerous suppliers. Many of these materials are incorporated directly into the Company's manufactured products, while others require additional processing. In some cases the Company uses only one source of supply for certain materials, but to date the Company has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect the Company's business. The Company believes that, if required, it could develop alternative sources of supply for the materials that it uses.


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


WORKING CAPITAL

    The Company's business generally does not require unusually large amounts of working capital. The Company receives advance payments on customer orders for some of its products. The Company also sells certain of its products through leasing programs that are financed by third-party financial institutions. These leases are generally for three- to five-year terms. The Company has recourse obligations for leases that are financed under these leasing programs and these obligations are secured and collateralized by the underlying equipment.


CUSTOMERS

    The Company's customers are primarily end-users, except in the sale of microprocessor- and PC-controlled sign making and graphic arts systems, for which the Company's customers are predominantly independent distributors. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 1998, 1997, or 1996. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's business.


BACKLOG

    The Company's backlog of orders considered firm was approximately $51,700,000 at April 30, 1998, compared with $56,800,000 at April 30, 1997.
Substantially all the backlog at April 30, 1998, is scheduled for delivery in fiscal 1999. The Company records as backlog firm orders from customers for delivery at specified dates. Historically, the Company has experienced few cancellations of orders.


COMPETITION

    The Company competes in a variety of markets and with a variety of other companies. In the markets the Company serves, the principal competitive factors are product performance, price, customer support, and company reputation.

    The Company believes that it is the largest worldwide supplier to the apparel and allied industries of computer-controlled limp material cutting systems and pattern-making, grading, and nesting systems. There is worldwide competition in these markets, and certain competing companies have become significant suppliers. Certain of these competitors have marketed cutting equipment that the Company believes may have infringed the Company's patents, and the Company has received favorable settlements from such competitors.

    The Company holds the predominant market position in the marketplace for microprocessor- and PC-controlled sign making and specialty graphics systems. The Company pioneered the development of these technologies, holding several key related patents. While there has been an increase in the number of companies marketing competing products, the Company believes that none have been able to match the combined product, marketing, and selling/distribution strength of the Company.

    The Company is the largest worldwide supplier of ophthalmic manufacturing systems used in the manufacture of eyeglass lenses. The Company believes that its leadership in technology and ability to make strategic alliances and acquisitions has enabled it to become the major supplier of computerized surface blocking systems, three-axis lens generating systems, and three-axis lens edging polishing systems.

    The Company could be adversely affected if it were unable to respond with competitive products, in a timely manner, to pricing changes or significant new product announcements affecting its product lines.

    In order to hedge the effect of unfavorable foreign currency fluctuations on prices that could potentially adversely affect it, the Company was party to approximately $9 million in forward exchange contracts at April 30, 1998 providing for the delivery by the Company of various foreign currencies in exchange for U.S. dollars over the succeeding five months. The counterparties to these contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The financial information required by Item 1 relating to export sales is included in Note 1, "Products and Operations" of "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on page 20 of this Form 10-K.

    The approximate percentage of consolidated sales and service revenue from foreign (i.e., non-U.S.) customers for each of the last three fiscal years was as follows:

                                               1998         1997         1996
                                               ----         ----         ----
Percentage of consolidated sales and
   service revenue from foreign customers       46%          48%          49%

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


ITEM 2.     PROPERTIES.

    The Company's principal operations are conducted in the following facilities:

                                                                    Square
Type of Facility                           Location                 Footage
----------------                           --------                 -------

Manufacturing/office (O)             South Windsor, CT (3 sites)    412,000
Manufacturing/office (O)             Tolland, CT                    252,000
Manufacturing/office (O)             Manchester, CT                 118,000
Manufacturing/office (O)             Muskogee, OK                   133,000
Manufacturing/office (L)             Ikast, Denmark                  64,000
Manufacturing/office (L)             Marblehead, MA                  32,000
Service/office (O)                   Richardson, TX                  68,000
Warehouses/sales and
  service offices (O)                Various                         42,000
Warehouses/sales and
  service offices (L)                Various                        248,000
_____________________
(O) Company owned
(L) Leased

    Management believes that the Company's present facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

    The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $2,787,000 in the fiscal year ended April 30, 1998.

    The Company owns substantially all of the machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 1998, the aggregate rental under such leases was $1,808,000. The Company fully utilizes such machinery and equipment.


ITEM 3.     LEGAL PROCEEDINGS.

    Various lawsuits, claims, and governmental proceedings are pending against the Company. Certain of these matters relate to the Company's patents. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

    Other relevant information regarding legal proceedings is included in Part II, Item 8, Note 10, "Litigation Award," of the "Notes to Consolidated Financial Statements" appearing on page 22 of this Form 10-K.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 1998.



EXECUTIVE OFFICERS OF THE REGISTRANT.

    Included in Part III, Item 10, "Directors and Executive Officers of the Registrant" appearing on page 29 of this Form 10-K.



PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB". Shareholders of record totaled 1,471 at April 30, 1998. The other information required by Item 5 is included in Part II, Item 8, Note 18, "Quarterly Results (Unaudited)" of the "Notes to Consolidated Financial Statements" appearing on page 28 of this Form 10-K.


ITEM 6.     SELECTED FINANCIAL DATA.


                                                                                        For years ended April 30
                                                          ------------------------------------------------------------------------
In thousands except per share amounts                         1998              1997            1996           1995           1994
----------------------------------------------------------------------------------------------------------------------------------
Sales and service revenue ............................... $430,480          $380,917        $359,120       $322,708       $260,734
Net earnings before non-recurring special charge(1)......   23,685            16,009          19,868         18,111         15,321
  Per common share
    Basic ...............................................     1.04               .69             .85            .76            .64
    Diluted .............................................     1.02               .69             .84            .76            .64

Net earnings(2-5)........................................    7,385            16,009          19,868         18,111         15,321
  Per common share
    Basic ...............................................      .32               .69             .85            .76            .64
    Diluted .............................................      .32               .69             .84            .76            .64
Cash dividends per common share .........................      .32               .32             .32            .30            .23
Total assets ............................................  338,767           325,215         312,988        324,428        286,443
Long-term debt ..........................................    6,953             7,145           7,338          7,531          7,724
Shareholders' equity .................................... $230,914          $248,021        $239,298       $237,302       $224,824
Weighted average common shares outstanding(6)
    Basic ...............................................   22,800            23,250          23,463         23,796         23,792
    Diluted .............................................   23,331            23,365          23,689         23,950         23,967

1. Excludes a non-recurring special charge of $16,300,000 ($.70 diluted earnings per share) from the write-down of certain assets on the sale of the Company's Gerber Systems unit. Gerber Systems represented the Company's imaging and inspection systems product class.

2. Net earnings for the year ended April 30, 1998 included the non-recurring special charge discussed in Note 1 above and again of approximately $1,000,000 ($.04 diluted earnings per share) from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France.

3. Net earnings for the year ended April 30, 1997 included a gain of $1,032,000 ($.04 diluted earnings per share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

4. Net earnings for the year ended April 30, 1994 included a gain of $788,000 ($.03 diluted earnings per share) from adopting the method of accounting for income taxes required by Statement of Financial Accounting
Standards No. 109.

5. Net earnings for the year ended April 30, 1994 included a gain of approximately $3,400,000 ($.14 diluted earnings per share) from the final judgment in a U.S. patent infringement case against Lectra Systemes S.A. of France and its U.S. subsidiary.

6. In the year ended April 30, 1998, the Company purchased 800,000 shares of the stock from the estate of Company founder H. Joseph Gerber.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For years ended April 30, 1998, 1997, and 1996


RESULTS OF OPERATIONS

In February 1998, the Company acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn). Fiscal year 1998 included two months results of operations and cash flows of that company.

In March 1998, the Company sold its Gerber Systems unit, which comprised the Company's imaging and inspection systems product class. As a result, fiscal year 1998 included eleven months results of operations and cash flows for this product class.

In May 1998, the Company announced the successful conclusion of its tender offer for the outstanding capital stock of Spandex PLC (Spandex). No effect has been given to this acquisition in the financial statements as of and for the year ended April 30, 1998. Pro forma financial data giving effect to the Spandex acquisition, as well as the Coburn acquisition, as if they had occurred at the beginning of the two-year period ended April 30, 1998, has been included in Note 5 to the consolidated financial statements.

REVENUE--1998 VS. 1997
Consolidated revenue in 1998 was $430.5 million, an increase of $49.6 million or 13 percent from $380.9 million in 1997. The increase in 1998 reflected higher product sales and a slight increase in service revenue. Each of the Company's product classes experienced sales growth in 1998, except for the Company's imaging and inspection systems. This product class was sold in March 1998. Consolidated revenue was also bolstered by acquisitions in 1998. Gerber Technology's (GT) Cutting Edge[registered trademark], an acquisition in last year's fourth quarter, and Coburn Optical Industries, Inc., an acquisition in this year's fourth quarter, incrementally added $16.5 million and $12.5 million in sales, respectively.

The largest increases in product sales occurred in the Company's line of computer-controlled pre-production, design, manufacturing, spreading, and unit production systems for the apparel and flexible goods industries. The most significant increases within this product class were from GERBERcutter[registered trademark] fabric cutting systems and fabric spreading systems, both in the U.S. and European markets. Also contributing were higher sales of related software products, including a product data management system that provides a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process, production, and quality requirements.

Product sales also increased in 1998 from sales of the Company's lens edge finishing systems to both the optical superstore chains and the wholesale optical laboratories. The Company continued to benefit from higher demand in these markets for its complete lab system. Another developing segment was the independent eyewear practitioner market (ophthalmologists, optometrists, and opticians). Sales to this market, as well as sales to the wholesale optical laboratories, were generated from the Company's strategic distribution alliance with a major, vertically integrated lens manufacturer.

Higher sales of the Company's aftermarket supplies for the sign making and specialty graphics product class also contributed to the 1998 sales increase. Demand for consumables for the GERBER EDGE, a digital imaging system for color printing directly on sign vinyl, was the principal factor.

The decrease in the imaging and inspection systems product class was caused by lower shipments of computer-to-plate imaging systems for the commercial printing industry and the inclusion of less than a full year's results (eleven months) in the Company's consolidated results of operations, and was partially offset by higher shipments of OEM-supplied equipment for the electronics industry.

On a geographic basis, sales gains were realized in 1998 in each of the Company's major geographic markets--U.S., Europe, Far East, and other international. Most notably, export sales to European customers improved significantly, up $7.7 million from the previous year to $76.1 million. This increase was the continuation of a stronger shipment trend that started in the prior year's second half. Export sales to Latin American markets were $13.1 million, up $3.7 million from the prior year, largely due to an increase in demand for the Company's ophthalmic lens manufacturing systems. Export sales to the Far East were $44.9 million, up $2.6 million from the prior year, due principally to an increase in demand for the Company's computer-controlled pre-production, design, manufacturing, spreading, and unit production systems for the apparel and flexible materials industries. In total, export sales from the United States in 1998 were $165.6 million, 11.1 percent higher than the prior year, and represented 38.5 percent of total revenue compared with 39 percent in both 1997 and 1996.

REVENUE--1997 VS. 1996
Consolidated revenue in 1997 was $380.9 million, an increase of $21.8 million or
6.1 percent from $359.1 million in 1996. The increase in 1997 reflected higher product sales and a slight increase in service revenue. Each of the Company's product classes experienced sales growth in 1997, except for the Company's line of computer-controlled cutting, nesting, spreading, and material handling systems. The decrease in this product class was caused by the relative weakness in demand from the apparel industry for fabric cutting systems, which occurred in the first half of the year.

The largest increase in product sales occurred in imaging systems as the Company attempted to penetrate the commercial printing industry with computer-to-plate digital imaging systems. Increased sales of the Company's sign making systems and aftermarket supplies also contributed to the 1997 sales increase. The sales increase was fueled by the introduction of two new high-speed sign making routers and strong demand for aftermarket supplies, especially consumables for the GERBER EDGE.

Product sales gains were also realized in 1997 from sales of the Company's optical lens manufacturing systems to both the optical superstore chains and the wholesale optical laboratories. The opening of new retail stores, as well as the conversion of existing stores, led to higher demand for the Company's complete lab system. Market consolidation and the Company's initial strategic distribution alliance with a major, vertically integrated lens manufacturer contributed to higher sales to the wholesale optical laboratories.

In the third and fourth quarters of 1997, the Company experienced stronger demand, especially from the United States and certain international markets, for its line of computer-controlled cutting, nesting, spreading, and material handling systems for the apparel and related industries. Also contributing were higher sales of related software products, including a product data management system.

Slightly affecting 1997 comparative sales was the Company's acquisition of Cutting Edge, Inc. (Cutting Edge) in February 1997, which added $2.3 million to 1997 fourth quarter and annual revenue. GT Cutting Edge manufactures high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries.

Geographically, sales gains were realized in 1997 in each of the Company's major geographic markets. Export sales to Far East customers improved significantly, up $5.9 million from the previous year to $42.4 million. All of the Company's product classes had increased sales in the Far East in 1997 compared with 1996. Also, export sales to Latin America and Canada were up $1.9 million and $2.7 million, respectively. The increase in Latin American exports was largely a result of increased demand for the Company's computer-controlled pre-production, design, manufacturing, spreading and unit production systems for the apparel and flexible materials industries. The increase in Canadian exports was largely due to increased demand for the Company's interactive imaging and inspection systems for the printed circuit board and graphic arts industries. In total, export sales from the United States in 1997 rose $10.4 million, or 7.5 percent, from the previous year and represented 39 percent of total revenue.

REVENUE--1996 VS. 1995
Consolidated revenue in 1996 was $359.1 million, an increase of $36.4 million or 11 percent from $322.7 million in 1995. The increase in 1996 reflected higher product sales while service revenue was substantially unchanged. Revenue in 1995 included the effect of a change in fiscal year-end for certain of the Company's foreign subsidiaries, which added $6.7 million to the 1995 total. Excluding this amount from the comparison, year-to-year revenue increased 14 percent from 1995 to 1996.

Each of the Company's product classes and major geographic markets experienced sales growth in 1996. The largest sales increase occurred in color digital imaging sign making systems and was led by sales of the GERBER EDGE and related aftermarket supplies. Also contributing to the higher sales in this product class was a new line of friction-fed plotters, which are used to cut sign images from sign making vinyl.

    Increased sales of the Company's computer-to-plate digital imaging systems for the commercial printing and graphic arts industries also contributed to the 1996 sales increase. Product sales gains were also realized in 1996 in optical lens manufacturing systems and in the Company's line of marker-making and fabric-spreading systems for the apparel and allied industries.

GROSS MARGINS
The overall gross profit margin in 1998 was 44.8 percent compared with 44.2 percent in 1997. This increase reflected higher margins on product sales, which were partially offset by lower service margins. The gross profit margin on product sales was 45.9 percent in 1998 compared with 45.2 percent in 1997. Favorable volume effects from higher shipments of fabric cutting systems, especially in North American markets, was a primary reason for the improvement. This was partially offset by higher sales of OEM-supplied equipment for the electronics industry and also by price discounting on computer-to-plate imaging systems for the commercial printing market. Service gross profit margins decreased in 1998 to 36.4 percent from 37 percent in 1997. The reduction in service margins was caused by costs in 1998 associated with development of an applications training revenue stream from the computer-to-plate systems business.

The overall gross profit margin in 1997 was 44.2 percent compared with 44.8 percent in 1996. This reflected lower margins on product sales partially offset by higher service margins. The gross profit margin on product sales was 45.2 percent in 1997 compared with 46.3 percent in 1996. Contributing to the lower product gross margin in 1997 were higher sales of OEM-supplied equipment, particularly for the electronics industry, and price discounting on newly introduced computer-to-plate digital imaging systems in support of efforts to penetrate the commercial printing market. Product gross margins were also pressured by price discounting on sales of cutting and marker-making systems to the apparel industry, especially in the European market. Service gross profit margins increased in 1997 to 37 percent from 34.2 percent in 1996. The improvement in service gross profit margins resulted, in part, from the utilization of service personnel on a product retrofit program.

The gross profit margins on product sales in 1996 were higher than in 1995 while margins on service revenue declined slightly. The improvement in product margins reflected the favorable impact of higher sales volume in 1996, although product margins were pressured by price discounting on sales of cutting and marker-making systems to the apparel industry. Service gross margins were lower in 1996 due to less-than-anticipated revenue growth in servicing cutting and marker-making systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Excluding a non-recurring special charge in 1998, selling, general and administrative (S, G & A) expenses were $129.8 million (30.2 percent of revenue), which compared with $120.1 million (31.5 percent of revenue) in 1997 and $111.7 million (31.1 percent of revenue) in 1996. The higher S, G & A expenses in each year related primarily to the higher sales volume. Significant marketing expenses associated with the introduction of computer-to-plate imaging systems for the commercial printing and graphic arts industries affected 1998, 1997, and 1996 S, G & A expenses. The increased expenses in 1998 were also caused by higher marketing expenses associated with major trade shows, the inclusion of the first full year of GT Cutting Edge expenses, and the inclusion of two months of Coburn expenses. Partially offsetting these increases was the effect of a cost reduction program implemented at the Company's Gerber Technology subsidiary.

RESEARCH AND DEVELOPMENT EXPENSES
The Company has historically committed significant resources to research and the development of new products and strives to maintain a leading position in automation technology in the various markets it serves. Research and development (R&D) expenses represented 7.4 percent of revenue in 1998 compared with 8.0 percent and 7.2 percent of revenue in 1997 and 1996, respectively. Although R&D expenses increased from the prior year, the percentage of R&D expenses to revenue was lower this year. The dollar increase related to increased development of new microprocessor- and PC- controlled sign making and graphic arts systems ($1.7 million), ophthalmic lens manufacturing systems ($1.2 million), and the inclusion of the expenses of GT Cutting Edge ($0.8 million). Partially offsetting these were decreased development expenses for interactive imaging and inspection systems ($2.2 million). R&D expenses in 1997 were higher than in 1996 due largely to the increased development of new interactive imaging and inspection systems ($1.9 million). Also contributing to higher R&D levels in 1997 were the development of new sign making plotters ($1.4 million) and new Windows-based software products for the Company's optical lens manufacturing systems ($1 million). The Company's R&D to revenue percentage will decline in fiscal year 1999 with the acquisition of Spandex. Spandex, which had revenue of approximately $167 million in its last reported year ended December 31, 1997, is principally a distribution company and has insignificant research and development activities.

NON-RECURRING SPECIAL CHARGE
In the fourth quarter of fiscal year 1998, the Company recorded a $25 million pre-tax charge related to the write-down of certain assets of the Company's Gerber Systems unit. Gerber Systems comprised the Company's imaging and inspection systems product class, which was sold to the BARCO Group of Belgium as of March 31, 1998 for $25 million in cash plus contingent future royalties based on the sales of certain products. The special charge reflected the write-down of inventory, accounts receivable, and other items. The special charge amounted to approximately $16.3 million after taxes or $.70 per share on a diluted basis.

INTEREST EXPENSE
In each of the years 1998, 1997, and 1996, the Company's debt obligations consisted primarily of Industrial Revenue Bonds with short-term variable tax-exempt interest rates. In February 1998, the Company borrowed $32.5 million to finance the acquisition of Coburn. This debt was fully repaid by April 30, 1998. With the exception of that borrowing, debt levels changed only slightly over this three-year period, and the changes in the Company's interest expense reflected primarily the movements in short-term interest rates. The Company's interest expense will increase substantially in fiscal year 1999 as a result of the acquisition of Spandex, which was financed with debt.

OTHER INCOME
Other income in 1998 included a gain of approximately $1.6 million from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France, which related to computer-controlled cutting equipment. In 1995, the Company collected a damage award of $5.9 million in this case. Lectra appealed this damage award and the Company deferred any income recognition pending the outcome of the appeals process. In December 1996, a Court of Appeals decision required the Company to repay $3.2 million to Lectra. The gain recorded in 1998 represented the difference between the judgment and additional legal expenses incurred by the Company.

Other income in 1997 included a gain of approximately $1 million from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber, the Company's founder and former president. Exclusive of these amounts, other income in 1998, 1997, and 1996 came primarily from interest on investments and royalty income.

TAXES
The statutory U.S. Federal income tax rate was 35 percent for 1998, 1997, and 1996 while the effective income tax provision rates were 25.3 percent, 27.9 percent, and 28.7 percent, respectively. Offsetting the statutory U.S. Federal income tax rate were research and development tax credits (reinstated through legislation in 1997), tax-exempt interest income from the Company's municipal bond investments, and the tax savings derived from the Company's Foreign Sales Corporation (FSC). Each of these items impacted the effective income tax rate to a greater degree in 1998 because of the reduction in pre-tax income from the non-recurring special charge. Additionally, the tax-exempt life insurance benefit noted above reduced the effective tax rate in 1997. The temporary expiration of the research and development tax credit in 1996 contributed to the higher tax rate in that year.

NET EARNINGS
Net earnings were $7.4 million, or $.32 diluted earnings per share for fiscal 1998, which included a non-recurring special charge of approximately $16.3 million, or $.70 diluted earnings per share. Excluding the special charge, net earnings rose 48 percent to $23.7 million, or $1.02 diluted earnings per share from $16 million, or $.69 diluted earnings per share, in fiscal 1997. The increase was attributable to successful implementation of a profit improvement plan at GT, favorable volume effects from higher shipments of fabric cutting systems and optical lens manufacturing systems, and results of operations of acquired companies.

REPORTING
In June 1997, the FASB issued two additional statements, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements are both effective for years beginning after December 15, 1997. Their adoption is not expected to impact the financial results of the Company but may require the Company to add certain disclosures not currently included in the financial statements.

In April 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which is effective for years beginning after December 15, 1997. The Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. As a result of implementing this statement, the Company does not expect significant additional reporting requirements.

FINANCIAL CONDITION

In May 1998, the Company acquired the outstanding capital stock of Spandex pursuant to a cash tender offer. The acquisition was financed by borrowing [pound sterling]104.4 million (approximately $170 million) under a new bank revolving credit agreement, [pound sterling]4.0 million (approximately $6.5 million) under acquisition loan notes, and by utilizing cash balances. No effect has been given to this acquisition in the financial statements as of and for the year ended April 30, 1998. Pro forma financial data giving effect to the Spandex acquisition, as well as the Coburn acquisition, as if they had occurred at the beginning of the two-year period ended April 30, 1998, has been included in Note 5 to the consolidated financial statements.

LIQUIDITY
Cash and short-term cash investments totaled $27 million at April 30, 1998 compared with $9.5 million at April 30, 1997 and $8.7 million at April 30, 1996. As of April 30, 1998, the Company had liquidated its longer-term investment portfolio of tax-exempt municipal securities. This portfolio totaled $36.6 million at April 30, 1997 and $14.8 million immediately prior to its sale. The sale of the portfolio along with the cash received on the Gerber Systems sale was used to partially fund the Coburn acquisition.

Net working capital was $94.8 million at April 30, 1998, compared with $118.9 million and $101.7 million at April 30, 1997 and 1996, respectively. The working capital ratio at April 30, 1998 was 2.0 to 1 compared with 3.0 to 1 and 2.8 to 1 at April 30, 1997 and 1996, respectively. The net working capital position of Coburn was weaker than the Company's at the time of acquisition and, when combined with the acquisition related cash payments, lowered the Company's consolidated liquidity, working capital, and current ratio at April 30, 1998.

CASH FLOWS
Operating activities provided $58.6 million in cash in 1998. The cash generated by earnings and by the non-cash charges against earnings for depreciation, amortization, and the special charge recorded on the sale of the imaging and inspection systems product class was somewhat offset by growth in inventories. The growth in inventories related to a significantly higher volume of business in the 1998 fourth quarter. Significant operating cash flow was also generated in 1998 from increases in accounts payable, which was related primarily to improved management of vendor payment cycles.

Significant non-operating uses of cash were $61.5 million for the acquisition of Coburn and repayment of its debt; purchase of treasury stock of $16.4 million; additions to property, plant and equipment of $15.9 million; and dividends on common stock of $7.3 million. Significant non-operating sources of cash included $36.6 million in proceeds from maturities and the sale of the Company's longer-term investment portfolio and $26.7 million in proceeds from the sale of the imaging and inspection systems product class, including the sale of a facility.

Operating activities provided $8.4 million in cash in 1997. The cash generated by earnings and by depreciation and amortization was offset substantially by growth in accounts receivable. The growth in receivables related to a significantly higher volume of business in the 1997 fourth quarter. Also affecting the Company's receivables in 1997 were extended payment terms given on sales of computer-to-plate digital imaging systems. Significant non-operating uses of cash were $7.4 million for the acquisition of Cutting Edge and $1.0 million for repayment of its debt; additions to property, plant and equipment of $13.1 million; and dividends on common stock of $7.4 million.

Operating activities provided $5.9 million in cash in 1996. The cash generated by earnings and by depreciation and amortization was substantially offset by growth in accounts receivable and inventories related to the higher volume of business and by a reduction in accounts payable related primarily to the timing of vendor payments. Significant non-operating uses of cash in 1996 were for additions to property, plant and equipment of $12.6 million; open market purchases of the Company's common stock of $11.3 million; and dividends on common stock of $7.5 million.

The additions to property, plant and equipment of $15.9 million in 1998 were funded by operations. In 1997 and 1996, the Company spent $13.1 million and $12.6 million, respectively, for additions to property, plant and equipment. The Company expects that 1999 capital expenditures, including those of Spandex, will be in the range of $22-$24 million and expects to fund these additions with cash on hand and cash generated by operations.

The Company has a common stock buy-back program authorized by the Board of Directors. Under this authorization, the Company may purchase up to an additional 763,000 shares of its outstanding common stock as, in the opinion of management, market conditions warrant. No purchases of common stock were made under this authorization in 1998 and 1997. Under a separate special Board of Directors' authorization, the Company purchased 800,000 shares of its common stock from the estate of H. Joseph Gerber for a total of $16.4 million, or $20.56 per share including expenses. These shares are being held by the Company as authorized but unissued shares. In 1996, the Company purchased 681,200 shares for $11.3 million at an average price of $16.64 per share.

DEBT
At April 30, 1998 and 1997, the Company's long-term debt consisted of tax-exempt Industrial Revenue Bonds amounting to $7.1 million and $7.3 million, respectively, at those dates. The Company's ratio of total debt to shareholders' equity was 3.1 percent at April 30, 1998 compared with 3.0 percent at April 30, 1997 and 3.1 percent at April 30, 1996. Scheduled maturities of this long-term debt in 1999 amount to $.2 million, and payment is expected to be made with cash from operations.

At April 30, 1998, the Company had bank lines of credit, which included a $190 million bridge loan facility and a $40 million line of credit from a major U.S. commercial bank. The bridge loan facility supported the Company's tender offer to purchase the outstanding stock of Spandex.

In May 1998, the Company entered into a five-year $235 million revolving multi-currency credit facility with a group of major U.S., European, and Asian commercial banks. The facility provided the long-term financing for the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes and replaced the $190 million bridge loan facility and the $40 million line of credit. The interest rate on borrowings under this facility is variable and is based on the London Interbank Offered Rate (LIBOR) plus an applicable margin, which ranges from 5/8 percent to 1/4 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). This credit line also has a facility fee, which ranges from 1/4 percent to 1/8 percent of the credit line. Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein.

In addition to the $235 million revolving line of credit, the Company has a $15 million multi-currency line of credit from a major European commercial bank. This line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. Borrowings under this line of credit bear interest at 1/4 percent above the LIBOR for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.

FORWARD EXCHANGE CONTRACTS
As of April 30, 1998, the Company was party to approximately $9 million in forward exchange contracts providing for the delivery by the Company of various foreign currencies in exchange for U.S. dollars over the succeeding five months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1998 for future deliveries of the foreign currencies in exchange for U.S. dollars, the hedging gain deferred at that date amounted to approximately $.2 million.

LEASE FINANCING AGREEMENT
The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $42.7 million at April 30, 1998 and $46.2 million at April 30, 1997. The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

YEAR 2000
The Company is assessing its exposure to the Year 2000 date issue, which can affect computer programs that use only two digits to identify a year in a date field. The Company's products and key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Year 2000 date issue is expected to increase costs in fiscal years 1999 and 2000 although cost estimates are not complete. Management does not expect that these costs will have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, the Year 2000 date issue could adversely impact the Company if suppliers, customers, and other businesses do not address this issue in a timely manner.

FORWARD LOOKING STATEMENTS

This report includes forward looking statements that describe the Company's business prospects. Readers should keep in mind factors that could have an adverse impact on those prospects. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes, and regulations and laws affecting the business, as well as product competition, pricing, the degree of acceptance of new products to the marketplace, and the difficulty of forecasting sales at various times in various markets.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF EARNINGS


                                                                                                 For years ended April 30
                                                                                      ------------------------------------------
In thousands except per share amounts                                                     1998             1997             1996
--------------------------------------------------------------------------------------------------------------------------------
REVENUE:
      Product sales.............................................................      $383,926         $334,990         $314,118
      Service...................................................................        46,554           45,927           45,002
                                                                                      --------         --------         --------
                                                                                       430,480          380,917          359,120
                                                                                      --------         --------         --------


COSTS AND EXPENSES:
      Cost of product sales.....................................................       207,880          183,472          168,710
      Cost of service...........................................................        29,605           28,930           29,627
      Selling, general and administrative expenses..............................       129,802          120,143          111,666
      Research and development expenses.........................................        31,810           30,415           25,771
      Non-recurring special charge (Note 16)....................................        25,000               --               --
                                                                                      --------         --------         --------
                                                                                       424,097          362,960          335,774
                                                                                      --------         --------         --------


Operating income................................................................         6,383           17,957           23,346

Other income....................................................................         4,169            4,590            4,940
Interest expense................................................................          (667)            (338)            (418)
                                                                                      --------         --------         --------

Earnings before income taxes....................................................         9,885           22,209           27,868
Provision for income taxes......................................................         2,500            6,200            8,000
                                                                                      --------         --------         --------

NET EARNINGS....................................................................      $  7,385         $ 16,009         $ 19,868
                                                                                      ========         ========         ========

NET EARNINGS PER COMMON SHARE:
      BASIC.....................................................................      $    .32         $    .69         $    .85
                                                                                      ========         ========         ========
      DILUTED...................................................................      $    .32         $    .69         $    .84
                                                                                      ========         ========         ========

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET


                                                                                                               April 30
                                                                                                      ----------------------
In thousands except per share amounts                                                                     1998          1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and short-term cash investments......................................................      $ 27,007      $  9,503
      Accounts receivable.......................................................................        79,114        92,378
      Inventories...............................................................................        61,111        62,221
      Prepaid expenses..........................................................................        18,227        13,702
                                                                                                      --------      --------

                                                                                                       185,459       177,804
                                                                                                      --------      --------
INVESTMENTS AND LONG-TERM RECEIVABLES...........................................................            --        37,037
                                                                                                      --------      --------
PROPERTY, PLANT AND EQUIPMENT...................................................................       117,334       121,447
      Less accumulated depreciation.............................................................        57,335        58,883
                                                                                                      --------      --------
                                                                                                        59,999        62,564
                                                                                                      --------      --------
INTANGIBLE ASSETS...............................................................................        99,463        56,687
      Less accumulated amortization.............................................................         8,208        10,774
                                                                                                      --------      --------
                                                                                                        91,255        45,913
                                                                                                      --------      --------
OTHER ASSETS....................................................................................         2,054         1,897
                                                                                                      --------      --------
                                                                                                      $338,767      $325,215
                                                                                                      ========      ========


----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable.............................................................................      $    326      $     --
      Current maturities of long-term debt......................................................           193           193
      Accounts payable..........................................................................        30,462        17,453
      Accrued compensation and benefits.........................................................        17,253        14,038
      Other accrued liabilities.................................................................        30,347        18,458
      Deferred revenue and litigation award.....................................................         6,619         6,249
      Advances on sales contracts...............................................................         5,498         2,465
                                                                                                      --------      --------
                                                                                                        90,698        58,856
                                                                                                      --------      --------

NONCURRENT LIABILITIES:
      Deferred income taxes.....................................................................        10,202        11,193
      Long-term debt............................................................................         6,953         7,145
                                                                                                      --------      --------
                                                                                                        17,155        18,338
                                                                                                      --------      --------

CONTINGENCIES AND COMMITMENTS (NOTES 3, 5, 10, AND 17)

SHAREHOLDERS' EQUITY:
      Preferred stock, no par value; authorized 10,000,000 shares; no shares issued.............            --            --
      Common stock, $1 par value; authorized 65,000,000 shares;
            issued 23,436,523 and 23,306,900 shares.............................................        23,437        23,307
      Paid-in capital...........................................................................        37,779        36,100
      Retained earnings.........................................................................       187,981       187,880
      Cumulative translation component..........................................................        (1,833)          734
      Treasury stock, at cost (800,000 shares)..................................................       (16,450)           --
                                                                                                      --------      --------
                                                                                                       230,914       248,021
                                                                                                      --------      --------
                                                                                                      $338,767      $325,215
                                                                                                      ========      ========

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS' EQUITY


                                                                 Common                               Cumulative
                                                                 Stock,     Paid-in     Retained     Translation      Treasury
In thousands except per share amounts                      $1 Par Value     Capital     Earnings       Component         Stock
------------------------------------------------------------------------------------------------------------------------------
APRIL 30, 1995........................................          $23,758     $34,885     $176,621         $ 2,038     $      --

Net earnings..........................................               --          --       19,868              --            --
Foreign currency translation adjustment...............               --          --           --            (464)           --
Dividends ($.32 per share)............................               --          --       (7,536)             --            --
Exercise of stock options and related tax benefit.....              122       1,344           --              --            --
Purchase and retirement of common stock...............             (681)     (1,011)      (9,646)             --            --
                                                                -------     -------     --------         -------      --------
APRIL 30, 1996........................................           23,199      35,218      179,307           1,574            --

Net earnings..........................................               --          --       16,009              --            --
Foreign currency translation adjustment...............               --          --           --            (840)           --
Dividends ($.32 per share)............................               --          --       (7,436)             --            --
Exercise of stock options and related tax benefit.....              108         882           --              --            --
                                                                -------     -------     --------         -------      --------
April 30, 1997........................................           23,307      36,100      187,880             734            --

Net earnings..........................................               --          --        7,385              --            --
Foreign currency translation adjustment...............               --          --           --          (2,567)           --
Dividends ($.32 per share)............................               --          --       (7,284)             --            --
Exercise of stock options and related tax benefit.....              129       1,654           --              --            --
Common stock issued for directors' fees...............                1          25           --              --            --
Purchase of common stock..............................               --          --           --              --       (16,450)
                                                                -------     -------     --------         -------      --------
APRIL 30, 1998........................................          $23,437     $37,779     $187,981         $(1,833)     $(16,450)
                                                                =======     =======     ========         =======      ========

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                For years ended April 30
                                                                                           -----------------------------------
In thousands                                                                                   1998         1997          1996
------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
      Net earnings...................................................................      $  7,385     $ 16,009     $  19,868
      Adjustments to reconcile net earnings to cash provided by operating activities:
            Depreciation and amortization.......................................             13,572       11,752        10,810
            Deferred income taxes...............................................             (3,687)       1,137           515
            Non-recurring special charge........................................             25,000           --            --
            Other noncash items.................................................                 26           --            --
            Changes in operating accounts, net of effects of business acquisitions:
                  Receivables...................................................                664      (17,320)      (10,358)
                  Inventories...................................................             (5,502)        (826)       (3,489)
                  Prepaid expenses..............................................               (407)      (1,664)        2,289
                  Accounts payable and accrued expenses.........................             21,564         (729)      (13,708)
                                                                                           --------     --------     ---------
            PROVIDED BY OPERATING ACTIVITIES....................................             58,615        8,359         5,927
                                                                                           --------     --------     ---------

FINANCING ACTIVITIES:
      Purchase of common stock..................................................            (16,450)          --       (11,338)
      Repayments of long-term debt..............................................               (192)        (548)         (193)
      Net short-term financing...................................................               326         (595)           --
      Debt issue costs..........................................................               (587)          --            --
      Exercise of stock options.................................................              1,783          990         1,466
      Dividends on common stock.................................................             (7,284)      (7,436)       (7,536)
                                                                                           --------     --------     ---------
            (USED FOR) FINANCING ACTIVITIES.....................................            (22,404)      (7,589)      (17,601)
                                                                                           --------     --------     ---------

INVESTING ACTIVITIES:
      Purchases of long-term debt securities....................................                 --       (1,075)      (10,728)
      Maturities and sales of long-term debt securities.........................             36,571       23,376        34,530
      Business acquisitions.....................................................            (61,546)      (7,384)         (486)
      Sale of product class.....................................................             26,678           --            --
      Additions to property, plant and equipment................................            (15,935)     (13,067)      (12,647)
      Intangible and other assets...............................................             (1,908)      (1,614)          (14)
      Other, net................................................................             (2,567)        (207)         (485)
                                                                                           --------     --------     ---------
            PROVIDED BY (USED FOR) INVESTING ACTIVITIES.........................            (18,707)          29        10,170
                                                                                           --------     --------     ---------

INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH INVESTMENTS.....................             17,504          799        (1,504)

Cash and Short-Term Cash Investments, Beginning of Year.........................              9,503        8,704        10,208
                                                                                           --------     --------     ---------
CASH AND SHORT-TERM CASH INVESTMENTS, END OF YEAR...............................           $ 27,007     $  9,503     $   8,704
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


INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
GERBER SCIENTIFIC, INC.

We have audited the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 1998 and 1997 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Hartford, Connecticut
May 21, 1998

SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES AND NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS


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

REVENUE
Product sales are generally recognized upon shipment. Sales under certain production contracts have been recognized on the percentage-of-completion method of accounting. Anticipated losses on these contracts, if any, were provided for when determined. Service revenue is recognized ratably over the contractual period or as services are performed. Royalties are accounted for as other income as received.

CASH AND SHORT-TERM CASH INVESTMENTS
Short-term cash investments are stated at cost plus accrued interest, which approximates market value. For purposes of the statement of cash flows, the Company considers short-term, highly liquid investments with maturities of three months or less to be cash equivalents.

LONG-TERM INVESTMENTS
In accordance with the criteria of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments in long-term debt securities were stated at amortized cost plus accrued interest based on the Company's ability and intention to hold these securities to maturity. In February 1998, the Company liquidated its portfolio of long-term debt securities to partially fund the acquisition of Coburn Optical Industries, Inc. The effect on assets and shareholders' equity of accounting for these investments as available-for-sale would have been insignificant in any reported period.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory costs of raw materials and purchased parts have been determined primarily by the average cost method (which approximates first-in, first-out or FIFO). Work in process inventory includes materials, direct labor, and manufacturing overhead costs, less the portion of such costs allocated to products delivered.

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

INTANGIBLE ASSETS
The excess of acquisition cost over the fair values of the net assets of businesses acquired is included as goodwill in intangible assets and is amortized over periods ranging from 20 to 25 years on a straight-line basis. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired business will recover the recorded net goodwill balances over the remaining amortization period.

Intangible assets also includes patents, which are stated at cost and amortized on a straight-line basis over the life of the patent. Patents and other long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Management evaluates the carrying value of these assets based upon projections of undiscounted future net cash flows of the related business unit. An impairment loss is recognized if the carrying value of these assets exceeds the related estimate of future cash flows.

EARNINGS PER SHARE
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective for financial statements for both annual and interim periods ending after December 15, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the requirements. This restatement had an immaterial impact on the prior period earnings per share amounts reported under the previous method.

The following table sets forth the computation of basic and diluted net earnings per common share:

                                          For years ended April 30
                                   ---------------------------------------
                                          1998          1997          1996
--------------------------------------------------------------------------
Numerator:
    Net earnings                   $ 7,385,000   $16,009,000   $19,868,000
                                   ===========   ===========   ===========

Denominators:
    Denominator for basic
      earnings per share --
      weighted-average shares
      outstanding                   22,800,389    23,250,332    23,463,141
    Effect of dilutive
      securities:
      Stock options                    530,653       115,043       225,812
                                   -----------   -----------   -----------
    Denominator for diluted
      earnings per share --
      adjusted weighted-
      average shares
      outstanding                   23,331,042    23,365,375    23,688,953
                                   ===========   ===========   ===========

Net earnings per common
    share-basic                    $       .32   $       .69   $       .85
                                   ===========   ===========   ===========

Net earnings per common
    share-diluted                  $       .32   $       .69   $       .84
                                   ===========   ===========   ===========


USE OF ESTIMATES
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
The FASB has issued three additional statements, SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which are all effective for years beginning after December 15, 1997. The Company does not expect these statements will have a significant effect on its current financial reporting and disclosure requirements.


NOTE 1. PRODUCTS AND OPERATIONS
The Company designs, manufactures, markets, and services computer-aided design
(CAD) and computer-aided manufacturing (CAM) systems and sells related aftermarket supplies and consumables. No other segment of the Company accounted for more than 10 percent of consolidated revenue or net earnings in 1998, 1997, or 1996. No individual customer accounted for more than 10 percent of consolidated revenue in 1998, 1997, or 1996.

The Company's primary manufacturing facilities are in the United States, and it also manufactures in Denmark. Company sales and service offices are in numerous United States and foreign locations.

Export sales from the United States for each year were as follows:

                             --------------------------------------
In thousands                     1998           1997           1996
-------------------------------------------------------------------
Europe                       $ 76,148       $ 68,494       $ 67,025
Far East                       44,938         42,375         36,462
Other areas                    44,500         38,187         35,180
                             --------       --------       --------
                             $165,586       $149,056       $138,667
                             ========       ========       ========


NOTE 2. CASH AND SHORT-TERM CASH INVESTMENTS
Cash and short-term cash investments at the end of each year were as follows:

                                            -----------------------
In thousands                                    1998           1997
-------------------------------------------------------------------
Cash                                        $ 11,004         $1,161
Time deposits                                 16,003          8,342
                                            --------         ------
                                            $ 27,007         $9,503
                                            ========         ======

The Company's short-term cash investments are in high-quality securities placed with major U.S. and international financial institutions. The Company's investment policies limit the amount of exposure to any one financial institution. Due to the relatively short maturity of these financial instruments, their carrying value at April 30, 1998 was a reasonable estimate of their fair value.

NOTE 3. ACCOUNTS RECEIVABLE
The Company sells products and services to customers in a variety of industries and geographic areas and, accordingly, does not have significant concentrations of credit risk. The Company evaluates the creditworthiness of its customers prior to extending credit and in some instances requires bank letters of credit to support customer obligations. In addition, the Company's lease receivables and its recourse obligations for leases that are financed by third parties are secured and collateralized by the underlying equipment.

Included in accounts receivable were amounts earned under specific contracts that were not billable of $10,757,000 at April 30, 1997. There were no such amounts included in accounts receivable at April 30, 1998.


NOTE 4. INVENTORIES
The classification of inventories at the end of each year was as follows:

                                          ---------------------
In thousands                                 1998          1997
---------------------------------------------------------------
Raw materials and purchased parts         $37,329       $49,461
Work in process                            23,782        12,760
                                          -------       -------
                                          $61,111       $62,221
                                          =======       =======


NOTE 5. BUSINESS ACQUISITIONS
On February 12, 1997, Gerber Technology, Inc. (GT), a wholly owned subsidiary of the Company and formerly known as Gerber Garment Technology, Inc., acquired the outstanding stock of Cutting Edge, Inc. (Cutting Edge) of Marblehead, Massachusetts and subsequently merged that company into GT. The purchase price was approximately $7,800,000. Cutting Edge was a leading supplier of high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. GT has continued to develop, manufacture, market, and support the Cutting Edge product lines.

On February 27, 1998, Gerber Optical, Inc., a wholly owned subsidiary of the Company, acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn) of Muskogee, Oklahoma, and subsequently merged with Coburn. The company was renamed Gerber Coburn Optical, Inc. (GC). The purchase price, including the costs of acquisition and the repayment of Coburn's outstanding debt, was approximately $63,000,000. Coburn was a leading manufacturer and international distributor of a broad range of ophthalmic lens processing equipment and related supplies used in the production of eyeglass lenses. GC has continued to develop, manufacture, market, and support the Coburn product lines.

Each acquisition was accounted for as a purchase and the results of operations of the acquired companies have been included in the Company's consolidated statements of earnings from the respective dates of acquisition. The acquisition costs were allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition costs over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over periods ranging from 20 to 25 years from the date of acquisition.

Effective May 1, 1998, the Company announced its successful tender offer for the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK. Spandex is the largest distributor of equipment and related materials to the sign making industry in Europe and North America. The offer valued Spandex at approximately $173,000,000. In addition, Spandex had approximately $10,000,000 in outstanding debt that was assumed. The acquisition of the shares and refinancing of the assumed debt will be accomplished through a new syndicated bank credit facility (see Note 12).

The following pro forma combined results of operations for the years ended April 30, 1998 and 1997 have been prepared as if the Coburn and Spandex acquisitions occurred at the beginning of each of the respective fiscal years and give effect to estimated purchase accounting and other adjustments resulting from the acquisitions. The pro forma information is presented on the assumption that the acquisition costs would have been the same at the beginning of each period. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions of Coburn and Spandex actually been effective as of the beginning of each fiscal year or of future results of the combined companies.

                                                      (Unaudited)
                                                -----------------------
In thousands (except per share amounts)             1998           1997
-----------------------------------------------------------------------
Sales                                           $641,556       $587,045
Net earnings                                       7,368         15,023
Net earnings per common share-basic                  .32            .65
Net earnings per common share-diluted                .32            .64


NOTE 6. INVESTMENTS AND LONG-TERM RECEIVABLES
Investments and long-term receivables at the end of each year were as follows:

                                                -----------------------
In thousands                                        1998           1997
-----------------------------------------------------------------------
Tax-exempt municipal bonds                      $     --        $36,571
Long-term receivables                                 --            466
                                                --------        -------
                                                $     --        $37,037
                                                ========        =======

In February 1998, the Company sold its portfolio of investment-grade tax-exempt municipal bonds to partially fund the acquisition of Coburn. The amortized cost of the portfolio was $14,842,000 at the time of sale and the Company realized a gain of $156,000, which has been included in other income. The estimated aggregate fair value of the Company's tax-exempt municipal bonds was $36,764,000 at April 30, 1997 based upon quoted market prices or market prices for similar securities and the gross unrealized gains and losses were $201,000 and $8,000, respectively.


NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment at the end of each year were as follows:

                                              -----------------------
In thousands                                      1998           1997
---------------------------------------------------------------------
Land                                          $  3,888       $  4,368
Buildings                                       49,458         45,098
Machinery, tools, and equipment                 63,722         68,628
Construction in progress                           266          3,353
                                              --------       --------
                                              $117,334       $121,447
                                              ========       ========


NOTE 8. INTANGIBLE ASSETS
The components of net intangible assets at April 30, 1998 and 1997 were as follows:

                                               ----------------------
In thousands                                      1998           1997
---------------------------------------------------------------------
Prepaid pension cost                           $20,053        $20,181
Patents, net of accumulated amortization         6,573          8,092
Goodwill, net of accumulated amortization       63,920         17,502
Other                                              709            138
                                               -------        -------
                                               $91,255        $45,913
                                               =======        =======


NOTE 9. NOTES PAYABLE
The notes payable balance outstanding at April 30, 1998 represented a draw against an overdraft facility by an Australian subsidiary of GC. No amounts were borrowed against credit lines as of April 30, 1997.

The Company had bank lines of credit that totaled approximately $247,000,000 at April 30, 1998. Included in the bank lines of credit was a $190,000,000 bridge loan facility and a $40,000,000 line of credit from a major U.S. commercial bank. The bridge loan facility supported the Company's tender offer to purchase the outstanding stock of Spandex. The other line of credit was used to partially finance the purchase of Coburn in February 1998. This borrowing was repaid prior to April 30, 1998. Both the bridge loan facility and the $40,000,000 line of credit were replaced in May 1998 by a five-year $235,000,000 revolving multi-currency credit facility (see Note 12).

The Company also has a $15,000,000 multi-currency line of credit from a major European commercial bank. The multi-currency line of credit is available in various sub-limits to certain of the Company's European subsidiaries and repayment is guaranteed by the parent Company. Borrowings under this line of credit bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR) for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.


NOTE 10. LITIGATION AWARD
The Company had brought suit in the UK alleging Lectra Systemes, S.A. of France and its UK subsidiary (Lectra) infringed certain Company patents dealing with automated fabric cutting equipment. The High Court of Justice, Chancery Division, in London found that Lectra had infringed two of the Company's patents, and in 1995 awarded damages to the Company of $5,868,000. Lectra paid this award of damages to the Company and filed an appeal. In December 1996, the Court of Appeals for the UK reduced the earlier award to the Company by $3,164,000, which was repaid to Lectra. In July 1997, the highest court in the UK denied the Company's petition to appeal the earlier decision of the Court of Appeals. The previously deferred gain associated with the award was recorded in other income and added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per share, to net income in the year ended April 30, 1998.


NOTE 11. INCOME TAXES
The components of the provision for income taxes for the years ended April 30, 1998, 1997, and 1996 were as follows:

                               ------------------------------------
In thousands                      1998           1997          1996
-------------------------------------------------------------------
Currently payable:
    Federal                    $ 3,600        $ 1,400       $ 6,300
    State and local                400            100           600
    Foreign                      1,300            600           500
                               -------        -------       -------
                                 5,300          2,100         7,400
Deferred                        (2,800)         4,100           600
                               -------        -------       -------
                               $ 2,500        $ 6,200       $ 8,000
                               =======        =======       =======

Income tax payments totaled $5,628,000, $3,415,000, and $4,179,000 in the years ended April 30, 1998, 1997, and 1996, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

                                    -------------------------------
                                     1998         1997         1996
-------------------------------------------------------------------
Statutory U.S. Federal
   income tax rate .........         35.0%        35.0%        35.0%
State income taxes, net of
   U.S. Federal tax benefit           (.4)          .7           .9
Foreign tax rate differences          3.8           .8           --
Life insurance benefits ....           --         (1.6)          --
Tax-exempt interest income .         (4.6)        (3.4)        (3.8)
Foreign Sales Corporation ..        (10.9)        (2.2)        (2.4)
Research and development
   tax credits .............         (5.2)        (3.2)         (.2)
Goodwill amortization ......          4.7          1.2           .9
Other, net .................          2.9           .6         (1.7)
                                     ----         ----         ----

Effective income tax rate ..         25.3%        27.9%        28.7%
                                     =====        =====        =====

The Company's deferred income tax balances related principally to differing depreciation methods for property, plant, and equipment, differing book and tax treatment of patent costs, the timing of employee benefit plan funding versus expense recognition, differing valuations of inventories, accounts receivable, and other assets for book and tax purposes, expense provisions not deductible until paid, and tax operating loss carryforwards. At April 30, 1998 and 1997, current deferred tax assets of approximately $9,000,000 and $8,000,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 1998 and 1997 were as follows:

                                            1998                             1997
                                   -----------------------------------------------------------
                                   Deferred          Deferred       Deferred          Deferred
                                        Tax               Tax            Tax               Tax
In thousands ...............         Assets       Liabilities         Assets       Liabilities
----------------------------------------------------------------------------------------------
Depreciation ...............       $     --          $  2,600       $     --          $  3,100
Patents ....................             --             2,600             --             3,200
Employee benefit
    plans ..................          1,800             8,300          1,400             8,400
Asset valuations ...........          7,500               600          7,200               700
Litigation award ...........             --                --            600                --
Provisions for
    estimated expenses .....          7,500             5,900          3,600             3,200
Foreign exchange
    gains and losses .......             --               600             --               700
Tax carryforwards ..........          3,300                --          4,300                --
Other ......................            200               200            200               300
                                   --------          --------       --------          --------
                                     20,300            20,800         17,300            19,600
Valuation allowance ........           (700)               --           (900)               --
                                   --------          --------       --------          --------
                                   $ 19,600          $ 20,800       $ 16,400          $ 19,600
                                   ========          ========       ========          ========

Consolidated earnings before income taxes included foreign pre-tax earnings of $4,557,000, $3,371,000, and $612,000 for 1998, 1997, and 1996, respectively. The
Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. It is not practicable for the Company to estimate the deferred tax liability that might arise on the remittance of the earnings of these foreign subsidiaries. For income tax reporting purposes, the Company has U.S. and foreign net operating loss carryforwards of approximately $4,000,000 at April 30, 1998. Such carryforwards have various expiration dates and begin to expire in the 2003 fiscal year.


NOTE 12. LONG-TERM DEBT
The composition of long-term debt at the end of each year was as follows:

                                           -------------------
In thousands                                1998          1997
--------------------------------------------------------------
Industrial Revenue Bonds                   $7,146       $7,338
Less current maturities                       193          193
                                           ------       ------
                                           $6,953       $7,145
                                           ======       ======

The Company's Industrial Revenue Bonds are collateralized by certain property, plant and equipment and are payable to 2014 at variable interest rates which ranged from 4.2 percent to 6.0 percent at April 30, 1998. Included therein are $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 1998 and 1997, the average interest rate on the VRDBs was
3.7 percent and 3.5 percent, respectively. The remaining Industrial Revenue Bonds bear interest at 70 percent of the U.S. prime rate. The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of the debt at April 30, 1998 was a reasonable estimate of its fair value.

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

Covenants in the Industrial Revenue Bond agreements require the Company to maintain certain levels of tangible net worth and certain ratios of debt to tangible net worth and working capital, as defined therein. At April 30, 1998, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $182,000,000 of retained earnings was not available for dividend payments at April 30, 1998. The covenants in the Company's May 1998 revolving multi-currency credit facility (see below) supersede this limitation and under those covenants, approximately $141,000,000 was not available for dividend payments at April 30, 1998.

The aggregate annual maturities of long-term debt for each of the four years after 1999 total $193,000 annually. Interest payments totaled $666,000, $343,000, and $426,000 in the years ended April 30, 1998, 1997, and 1996, respectively.

In May 1998, the Company obtained a five-year $235,000,000 revolving multi-currency credit facility from a group of major U.S., European, and Asian commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on the LIBOR plus an applicable margin, which ranges from 5/8 percent to 1/4 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). This credit line also has a facility fee, which ranges from 1/4 percent to 1/8 percent of the credit line. Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein.


NOTE 13. PREFERRED STOCK, COMMON STOCK, STOCK OPTION
PLANS, AND INCENTIVE BONUS PLANS

Preferred Stock
The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 1998, no preferred stock had been issued.

Common Stock
Pursuant to a Board of Directors' resolution, the Company is authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has cumulatively purchased 2,237,000 shares at a total cost of $38,836,000, or an average cost of $17.36 per share. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 1998, the Company could purchase up to an additional 763,000 shares under this Board of Directors' resolution.

Pursuant to a separate Board of Directors' resolution, the Company purchased 800,000 shares of its common stock from the estate of the Company's founder in the year ended April 30, 1998. The cost of this acquisition, including transaction fees incurred, was $16,450,000 or $20.56 per share. The reacquired shares were accounted for as treasury stock.

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

The 1992 Non-Employee Director Stock Option Plan (the 1992 Director Plan) was approved by shareholders in September 1992. As of April 30, 1998, the 1992 Director Plan provided for the automatic award each May 1 of options to purchase 1,000 shares of common stock to eligible members of the Board of Directors who are not also employees of the Company. Stock options under the 1992 Director Plan are nonqualified options with a ten-year term and are granted at the market price of the common stock on the date of grant. Options granted under the 1992 Director Plan are immediately exercisable. The maximum number of shares of common stock available for grant as stock options under the 1992 Director Plan is 75,000 shares.

A summary of the stock option activity for the three years ended April 30, 1998 is set forth below:

                                               1998                             1997                             1996
                                     ----------------------------------------------------------------------------------------------
                                                 WEIGHTED-AVERAGE                 Weighted-Average                 Weighted-Average
                                      OPTIONS     EXERCISE PRICE       Options     Exercise Price       Options     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year        1,171,170        $14.31          1,208,970        $13.67            699,365        $11.18
Granted .....................        1,669,800         18.80            138,000         15.01            689,000         15.76
Exercised ...................         (128,625)        12.11           (108,175)         7.80           (122,145)        10.74
Cancelled ...................         (137,750)        16.20            (67,625)        14.80            (57,250)        14.57
                                     ---------        ------          ---------         -----          ---------        ------
Outstanding-end of year .....        2,574,595        $17.23          1,171,170        $14.31          1,208,970        $13.67
                                     =========        ======          =========        ======          =========        ======
Exercisable at end of year ..          653,795        $14.32            491,045        $12.69            434,470        $10.52
                                     =========        ======          =========        ======          =========        ======
Reserved for future grants ..          621,825                        2,153,875                        2,231,250
                                     =========                        =========                        =========

The exercise prices for options outstanding as of April 30, 1998 ranged from $7.25 to $27.81. The weighted-average remaining contractual life of options outstanding at April 30, 1998 is 8.2 years. In the event of a change in control of the Company, all unexercised outstanding stock options become immediately exercisable.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the Company's consolidated statement of earnings for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net earnings and earnings per share would have been as follows:

                                           -------------------
In thousands (except per share amounts)      1998         1997
--------------------------------------------------------------
Net earnings
    As reported                            $7,385      $16,009
    Pro forma                               5,323       15,510
Net earnings per common share-basic
    As reported                               .32          .69
    Pro forma                                 .23          .67
Net earnings per common share-diluted
    As reported                               .32          .69
    Pro forma                                 .23          .66

To arrive at the pro forma amounts shown above, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        ----------------------
                                             1998         1997
--------------------------------------------------------------
Risk-free interest rate                      5.7%         6.5%
Expected life of option                 4.5 years      4 years
Expected volatility                           25%          24%
Expected dividend yield                        2%           2%

Incentive Bonus Plans
The Management Development and Compensation Committee of the Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 1998, 1997, and 1996. The plans covered substantially all employees in the United States and were based upon pre-tax profits of the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $3,575,000, $1,375,000, and $1,908,000 for the years ended April 30, 1998, 1997, and 1996, respectively. Plans for subsequent years and their criteria are subject to the approval of the Management Development and Compensation Committee of the Board of Directors.


NOTE 14. EMPLOYEE BENEFIT PLANS

Pension Plans
The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an average of an employee's highest five consecutive years of compensation, as defined, in the last ten years of service.

The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Amounts funded totaled $2,800,000, $3,086,000, and $3,000,000 for the years ended April 30, 1998, 1997, and 1996, respectively.

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

                                                      ------------------------
In thousands                                              1998            1997
------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits ...........................       $ 43,361        $ 35,468
    Nonvested benefits ........................          2,126           1,551
                                                      --------        --------
Accumulated benefit obligation ................         45,487          37,019
Provision for future salary increases .........         11,817           8,202
                                                      --------        --------
Projected benefit obligation for services
    rendered to date ..........................         57,304          45,221
Plan assets available for benefits ............        (66,793)        (50,419)
                                                      --------        --------
Plan assets (greater than) projected
    benefit obligation ........................         (9,489)         (5,198)
Unrecognized net actuarial gain (loss) ........          2,360            (504)
Unrecognized net transition liability .........           (465)           (558)
Unrecognized prior service cost ...............        (10,888)        (11,875)
                                                      --------        --------
Net pension plan (asset) in the consolidated
    balance sheet .............................       $(18,482)       $(18,135)
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

                                                         ----------------------
In thousands                                                1998           1997
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits ..............................       $ 3,881        $ 3,327
    Nonvested benefits ...........................            52             19
                                                         -------        -------
Accumulated benefit obligation ...................         3,933          3,346
Provision for future salary increases ............           972          1,249
                                                         -------        -------
Projected benefit obligation for services
    rendered to date .............................         4,905          4,595
Plan assets available for benefits ...............        (4,405)        (3,369)
                                                         -------        -------
Plan assets less than projected benefit obligation           500          1,226
Unrecognized net actuarial gain (loss) ...........           114           (740)
Unrecognized prior service cost ..................        (2,185)        (2,532)
                                                         -------        -------
Net supplemental pension plan (asset)
    in the consolidated balance sheet ............       $(1,571)       $(2,046)
                                                         =======        =======

The following table summarizes the components of the net periodic pension cost for the years ended April 30, 1998, 1997, and 1996. The pension cost associated with the supplemental pension plan was $575,000, $729,000, and $662,000 in the years ended April 30, 1998, 1997, and 1996, respectively, and is included in the amounts shown below.

                                      ----------------------------------------
In thousands                              1998            1997            1996
------------------------------------------------------------------------------
Cost related to current service       $  2,703        $  2,522        $  1,792
Interest cost on projected
    benefit obligation ........          3,797           3,575           2,980
Actual return on plan assets ..        (16,042)         (6,671)         (6,758)
Net amortization and deferral .         12,570           3,823           5,004
                                      --------        --------        --------
Net periodic pension cost .....       $  3,028        $  3,249        $  3,018
                                      ========        ========        ========

For 1998, 1997, and 1996, the projected benefit obligation was determined using assumed discount rates of 7 percent, 7.75 percent, and 7.25 percent, respectively, and an assumed long-term compensation increase rate of 4.5 percent in each of those years. The assumed long-term rate of return on invested assets was 9 percent in each of 1998, 1997, and 1996.

401(k) Plan
Under the Company's 401(k) Maximum Advantage Program, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) Plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $692,000, $357,000, and $302,000 for the years ended April 30, 1998, 1997, and 1996, respectively.

Postemployment and Postretirement Benefits Other Than Pensions
SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 112, "Employers' Accounting for Postemployment Benefits", changed the practice of accounting for these benefits (principally health care) from an expense-as-paid basis to an accrual accounting basis. The Company does not provide postemployment or postretirement benefits other than through its pension plans, and as a result, SFAS No. 106 and No. 112 have no impact on the Company's consolidated financial position or results of operations.


NOTE 15. OTHER INCOME
The components of other income for each year were as follows:

                                       ------------------------------------
In thousands                              1998           1997          1996
---------------------------------------------------------------------------
Interest income from investments       $ 2,223        $ 2,440       $ 3,352
Royalty income .................         1,426          1,470         1,700
Patent litigation settlement ...         1,563           --            --
Other, net .....................        (1,043)           680          (112)
                                       -------        -------       -------
                                       $ 4,169        $ 4,590       $ 4,940
                                       =======        =======       =======


NOTE 16. SPECIAL CHARGE
In the fourth quarter of fiscal year 1998, the Company recorded a $25,000,000 pre-tax charge related to the write-down of certain assets of the Company's Gerber Systems unit. Gerber Systems comprised the Company's imaging and inspection systems product class, which was sold to the BARCO Group of Belgium as of March 31, 1998 for $25,000,000 in cash plus contingent future royalties based on the sales of certain products. The special charge reflected the write-down of inventory, accounts receivable, and other items. The special charge amounted to approximately $16,300,000 after taxes or $.70 per share on a diluted basis.


NOTE 17. CONTINGENCIES AND COMMITMENTS
Various lawsuits, claims, and governmental proceedings are pending against the Company. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $4,595,000, $4,088,000, and $3,487,000 for the years ended April 30, 1998, 1997, and 1996, respectively. Minimum annual rental commitments at April 30, 1998 under long-term noncancelable operating leases were as follows:

                        ------------------------------------------
                            Building       Machinery
                                 and             and
In thousands            Office Space       Equipment         Total
------------------------------------------------------------------
1999                          $2,125            $562       $2,687
2000                           1,362             338        1,700
2001                             629             182          811
2002                             263              12          275
2003                             243               3          246
After 2003                       649              --          649
                              ------          ------       ------
                              $5,271          $1,097       $6,368
                              ======          ======       ======

As of April 30, 1998, the Company was party to approximately $9,000,000 in forward exchange contracts providing for the delivery by the Company of various foreign currencies in exchange for U.S. dollars over the succeeding five months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1998 for future deliveries of the foreign currencies in exchange for U.S. dollars, the hedging gain deferred at that date amounted to approximately $242,000.

The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $42,700,000 at April 30, 1998 and $46,200,000 at April 30, 1997.
The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

NOTE 18. QUARTERLY RESULTS (UNAUDITED)
The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

                                                             ----------------------------------------------------------------
                                                                First        Second         Third        Fourth
In thousands except per share amounts                         Quarter       Quarter       Quarter       Quarter          Year
-----------------------------------------------------------------------------------------------------------------------------

1998
Sales and service revenue .............................      $ 98,961      $106,392      $104,836      $120,291      $430,480
Gross profit ..........................................        43,056        47,037        48,792        54,110       192,995
Net earnings (loss)(1,2) ..............................         4,571         5,496         6,215        (8,897)        7,385
Net earnings (loss) per common share(1,2)
      Basic(3) ........................................           .20           .24           .28          (.38)          .32
      Diluted .........................................           .19           .24           .27          (.38)          .32
Dividends paid per share ..............................           .08           .08           .08           .08           .32
Stock price-High ......................................        21 3/8        24 1/2      21 15/16        29 1/4        29 1/4
           -Low .......................................        16 3/8       19 1/16      17 11/16       18 5/16        16 3/8
                                                             ----------------------------------------------------------------

1997
Sales and service revenue .............................      $ 85,808      $ 94,951      $ 94,591      $105,567      $380,917
Gross profit ..........................................        36,666        42,529        42,309        47,011       168,515
Net earnings(4) .......................................         1,603         5,135         4,144         5,127        16,009
Net earnings per common share(4)
   Basic ..............................................           .07           .22           .18           .22           .69
   Diluted ............................................           .07           .22           .18           .22           .69
Dividends paid per share ..............................           .08           .08           .08           .08           .32
Stock price-High ......................................        17 5/8        14 7/8        15 7/8        17 1/2        17 5/8
           -Low .......................................        13 7/8            13        13 3/8        13 7/8            13
                                                             ----------------------------------------------------------------

1996
Sales and service revenue .............................      $ 88,191      $ 90,158      $ 86,884      $ 93,887      $359,120
Gross profit ..........................................        38,976        40,892        38,896        42,019       160,783
Net earnings ..........................................         4,493         5,533         5,151         4,691        19,868
Net earnings per common share
   Basic(3) ...........................................           .19           .23           .22           .20           .85
   Diluted ............................................           .19           .23           .22           .20           .84
Dividends paid per share ..............................           .08           .08           .08           .08           .32
Stock price-High ......................................        17 5/8        19 1/2            18        17 3/4        19 1/2
           -Low .......................................            15        16 3/8        15 3/8        14 1/4        14 1/4

1. Net earnings for the first quarter of fiscal year 1998 included a gain of approximately $1,000,000 after taxes ($.04 per diluted share) from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France.

2. Net earnings for the fourth quarter of fiscal year 1998 included a non-recurring special charge of approximately $16,300,000 after taxes ($.70 per share on a diluted basis) from the write-down of certain assets upon the sale of the Company's Gerber Systems unit, which comprised the imaging and inspection systems product class.

3. The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

4. Net earnings for the second quarter of fiscal year 1997 included a gain of $1,032,000 after taxes ($.04 per diluted share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1998 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1998 fiscal year-end.

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

                                 PRESENT POSITION           OTHER POSITIONS
                                   AND DATE OF                HELD DURING
     NAME AND AGE              INITIAL APPOINTMENT          LAST FIVE YEARS
     ------------              -------------------          ---------------

George M. Gentile (62)         Chairman                 Chief Executive Officer;
                               (June 1, 1998)           President and Chief
                                                        Operating Officer;
                                                        Senior Vice President,
                                                        Finance; Treasurer

Michael J. Cheshire (49)       President and Chief      Chief Operating Officer;
                               Executive Officer        President, General
                               (June 1, 1998)           Signal Electrical Group;
                                                        President, General
                                                        Signal Electrical Power
                                                        Systems Group;
                                                        President, Sola Electric

Fredric K. Rosen (59)          Senior Vice President    President, Gerber
                               (September 5, 1990)      Technology, Inc.

Shawn M. Harrington (44)       Senior Vice President    President and Chief
                               (March 20, 1997)         Operating Officer,
                                                        Gerber Coburn Optical,
                                                        Inc.; Vice President,
                                                        Finance and Operations,
                                                        Gerber Optical, Inc.

Charles M. Hevenor (57)        Senior Vice President    President, Gerber
                               (May 1, 1998)            Scientific Products,
                                                        Inc.; Executive
                                                        Vice President and
                                                        General Manager, Gerber
                                                        Scientific Products,
                                                        Inc.; Senior Vice
                                                        President, Software and
                                                        Systems, Gerber
                                                        Scientific Products,
                                                        Inc.

Richard F. Treacy, Jr. (53)    Senior Vice President,   None
                               General Counsel and
                               Secretary
                               (June 1, 1994)

Gary K. Bennett (47)           Senior Vice President,   Vice President;
                               Finance                  Treasurer and
                               (August 19, 1996)        Corporate Controller

David J. Gerber (37)           Vice President,          Director, New Business
                               Business Development     Development and
                               and Technology Strategy  Technology Strategy;
                               (March 19, 1998)         Secretary and Attorney

Bernard J. Demko (40)          Vice President,          Vice President, Finance,
                               Corporate Controller     Gerber Technology, Inc.
                               (June 1, 1998)

ITEM 11.    EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 1998 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1998 fiscal year-end.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Voting Rights and Principal Shareholders" and "Election of Directors" in the Company's 1998 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1998 fiscal year-end.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1998 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1998 fiscal year-end.



PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)   The following documents are filed as part of this report:

                 1. Financial Statements:                               Page
                                                                       ------
                    Consolidated Statement of Earnings
                      for the years ended April 30, 1998,
                      1997, and 1996. . . . . . . . . . . . . . .        14
                    Consolidated Balance Sheet at
                      April 30, 1998 and 1997 . . . . . . . . . .        15
                    Consolidated Statement of Changes in
                      Shareholders' Equity for the years
                      ended April 30, 1998, 1997, and 1996  . . .        16
                    Consolidated Statement of Cash Flows
                      for the years ended April 30,
                      1998, 1997, and 1996. . . . . . . . . . . .        17
                    Independent Auditors' Report  . . . . . . . .        18
                    Summary of Significant Accounting
                      Policies and Notes to Consolidated
                      Financial Statements. . . . . . . . . . . .   19 - 28


                 2. Financial Statement Schedules:

                    All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                3.  Exhibits:

                    2.1 Stock Purchase Agreement among Gerber Optical, Inc., Coburn Optical Industries, Inc. and The Other Parties Hereto, dated as of February 27, 1998.

                    2.2 Recommended Cash Offers by Schroders on behalf of Gerber Scientific, Inc. for Spandex PLC.

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

                   10.1   Gerber Scientific, Inc. 1982 Employee Stock Plan.

                   10.2 Gerber Scientific, Inc. 1992 Employee Stock Plan as amended and restated as of April 28, 1995.

                   10.3 Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan.

                   10.4 Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire.

                   10.5 Consulting Agreement between the Company and David J. Logan commencing July 18, 1996.

                   10.6* Consulting Agreement dated August 21, 1997 between the Company and Stanley Simon and Associates.

                   10.7 Gerber Scientific, Inc. Profit and Growth Incentive Bonus Plan for the Fiscal Year Ending April 30, 1998.

                   10.8*  U.S. $190,000,000 (or [pound sterling]112,000,000
                          for Offer Funding Borrowings) Tender Offer Facility among Gerber Scientific, Inc. as the Borrower;
                          Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Optical, Inc. as the Guarantors; and Wachovia Bank, N.A. as the Bank dated as of March 23, 1998.

                   22.1*  Subsidiaries of the Registrant.

                   23.1*  Consent of Independent Auditors.

                   27.1*  Financial Data Schedule.

            (b) The Company filed three Form 8-K's with the Securities and Exchange Commission in the last quarter of fiscal year 1998. These Form 8-K's reported the following events:

                 1. Form 8-K, dated February 27, 1998, reported that the Company, through its wholly owned subsidiary Gerber Optical, Inc., and Coburn Industries, Inc. entered into a stock purchase agreement and consummated the transactions contemplated by that agreement.

                 2. Form 8-K, dated March 24, 1998, reported the announcement of recommended cash offers for Spandex PLC.

                 3. Form 8-K, dated March 30, 1998, reported the announcement of the Company's agreement to sell its Gerber Systems Corporation unit to BARCO, Inc.

            (c)  See Item 14(a) 3. above.

            (d)  See Item 14(a) 2. above.

     * Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GERBER SCIENTIFIC, INC.
                                            -----------------------
                                                  (Registrant)

Date:   July 28, 1998                       BY:    /s/ Gary K. Bennett
        -------------                              ----------------------------
                                                   Gary K. Bennett
                                                   Senior Vice President,
                                                   Finance and Principal
                                                   Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Date                Signature                      Title
      ----                ---------                      -----


 July 28, 1998      /s/ George M. Gentile       Chairman, Director
--------------      ------------------------
                     (George M. Gentile)


 July 28, 1998      /s/ Michael J. Cheshire     President and Chief Executive
--------------      ------------------------    Officer, Director
                     (Michael J. Cheshire)


 July 28, 1998      /s/ W. Jerome Vereen        Director
--------------      ------------------------
                     (W. Jerome Vereen)


 July 28, 1998      /s/ A. Robert Towbin        Director
--------------      ------------------------
                     (A. Robert Towbin)


 July 28, 1998      /s/ David J. Gerber         Vice President, Business
--------------      ------------------------    Development and
                     (David J. Gerber)          Technology Strategy, Director


 July 28, 1998      /s/ Edward E. Hood, Jr.     Director
--------------      ------------------------
                     (Edward E. Hood, Jr.)


 July 28, 1998      /s/ David J. Logan          Director
--------------      ------------------------
                     (David J. Logan)


 July 28, 1998      /s/ Donald P. Aiken         Director
--------------      ------------------------
                     (Donald P. Aiken)


 July 28, 1998      /s/ Carole F. St. Mark      Director
--------------      ------------------------
                     (Carole F. St. Mark)


 July 28, 1998      /s/ Gary K. Bennett         Senior Vice President,
--------------      ------------------------    Finance
                     (Gary K. Bennett)

                                  EXHIBIT INDEX

Exhibit Index
    Number                            Exhibit                              Page
-------------                         -------                              ----

   2.1 Stock Purchase Agreement among Gerber Optical, Inc., Coburn Optical Industries, Inc. and The Other Parties Hereto, dated as of February 27, 1998 (incorporatd herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 9, 1998).

   2.2 Recommended Cash Offers by Schroders on behalf of Gerber Scientific, Inc. for Spandex PLC (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated May 20, 1998).

   3.1      Restated Certificate of Incorporation of the Company
            (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended April 30, 1990).

   3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form
            10-K for the year ended April 30, 1990).

   4.1*     Agreement pursuant to S-K Item 601(b)(4)(iii)
            (A) to provide to the Commission, upon request, copies of certain other instruments with respect to long-term debt where the amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

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

   10.4 Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire
            (incorporated herein by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997).

   10.5     Consulting Agreement between the Company and David J.
            Logan commencing July 18, 1996 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended April 30, 1997).

   10.6* Consulting Agreement dated August 21, 1997 between the Company and Stanley Simon & Associates.

   10.7 Gerber Scientific, Inc. Profit and Growth Incentive Bonus Plan for the Fiscal Year Ending April 30, 1998 (incorporated herein by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1998).

   10.8*    U.S. $190,000,000 (or [pound sterling]112,000,000
            for Offer Funding Borrowings) Tender Offer Facility among Gerber Scientific, Inc. as the Borrower; Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Optical Inc. as the Guarantors;
            and Wachovia Bank, N.A. as the Bank dated as of March 23, 1998.

   22.1*    Subsidiaries of the Registrant.

   23.1*    Consent of Independent Auditors.

   27.1*    Financial Data Schedule.

            *Filed herewith.