Form 10-Q
period 1998-07-31
GERBER SCIENTIFIC INC
filed 1998-08-27
CIK 41133

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
July 31, 1998                          Commission File No. 1-5865



                     GERBER SCIENTIFIC, INC.
                ---------------------------------
                   (Exact name of Registrant as
                    specified in its charter)



           CONNECTICUT                             06-0640743
 -------------------------------              ---------------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)               Identification No.)


 83 Gerber Road West, South Windsor, Connecticut       06074
------------------------------------------------- ---------------
    (Address of principal executive offices)         (Zip Code)



Registrant's Telephone Number, including area      (860) 644-1551
code                                              ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     Yes  / X / .   No /    /.

At July 31, 1998, 22,718,941 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended July 31, 1998


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statement of Earnings for the three months
           ended July 31, 1998 and 1997                      2

           Balance Sheet at July 31, 1998 and
           April 30, 1998                                  3-4

           Statement of Cash Flows for the three months
           ended July 31, 1998 and 1997                      5

           Notes to Financial Statements                     6

           Independent Accountants' Report                  11

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    12


Part II - Other Information

  Item 5. Other Information                                 16

  Item 6.  Exhibits and Reports on Form 8-K                 16


Signature                                                   17

Exhibit Index


<PAGE 2>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------
                                         In thousands
                                  (except per share amounts)
------------------------------------------------------------
Three Months Ended July 31,                1998       1997
------------------------------------------------------------

Revenue:

  Product sales                          $142,166   $87,410
  Service                                  11,493    11,551
                                         --------   -------
                                          153,659    98,961
                                         --------   -------

Costs and Expenses:

  Cost of product sales                    83,868    48,088
  Cost of service                           6,687     7,817
  Selling, general and administrative      41,756    30,943
  Research and development expenses         7,628     7,588
                                         --------   -------
                                          139,939    94,436
                                         --------   -------

Operating income                           13,720     4,525

Other income                                  260     2,340
Interest expense                           (3,158)      (94)
                                         --------   -------

Earnings before income taxes               10,822     6,771

Provision for income taxes                  4,100     2,200
                                         --------   -------

Net earnings                             $  6,722   $ 4,571
                                         ========   =======

Per share of common stock:
  Basic                                  $    .30   $   .20
  Diluted                                $    .29   $   .19

  Dividends                              $    .08   $   .08

Average shares outstanding:
  Basic                                    22,673    23,327
  Diluted                                  23,514    23,714


                     See Accompanying Notes

<PAGE 3-4>

             GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET


                                             In thousands
 --------------------------------------------------------------
                                          July 31,   April 30,
                                           1998         1998
 --------------------------------------------------------------
                            Assets

Current Assets:
 Cash and short-term cash investments     $ 26,350     $ 27,007
 Accounts receivable                       106,778       79,114
 Inventories                                83,831       61,111
 Prepaid expenses                            9,712       18,227
                                          --------     --------
                                           226,671      185,459
                                          --------     --------
Property, Plant and Equipment              141,401      117,334
 Less accumulated depreciation              59,671       57,335
                                          --------     --------
                                            81,730       59,999
                                          --------     --------

Intangible Assets                          241,228       99,463
 Less accumulated amortization              11,014        8,208
                                          --------     --------
                                           230,214       91,255
                                          --------     --------
Other Assets                                 1,997        2,054
                                          --------     --------
                                          $540,612     $338,767
                                          ========     ========

             Liabilities and Shareholders' Equity

Current Liabilities:
 Notes payable                            $    337     $    326
 Current maturities of long-term debt          193          193
 Accounts payable                           43,286       30,462
 Accrued compensation and benefits          14,955       17,253
 Other accrued liabilities                  40,310       30,347
 Deferred revenue                            6,664        6,619
 Advances on sales contracts                 6,258        5,498
                                          --------     --------
                                           112,003       90,698
                                          --------     --------
Noncurrent Liabilities:
 Deferred income taxes                       9,826       10,202
 Long-term debt                            181,256        6,953
                                          --------     --------
                                           191,082       17,155
                                          --------     --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  23,518,941 and 23,436,523 shares          23,519       23,437
 Paid-in capital                            39,054       37,779
 Retained earnings                         192,892      187,981
 Accumulated other comprehensive loss
  (foreign currency translation
  adjustment)                               (1,223)      (1,833)
 Unamortized value of restricted stock
  grants                                      (265)          --
 Treasury stock, at cost (800,000
  shares)                                  (16,450)     (16,450)
                                          --------     --------
                                           237,527      230,914
                                          --------     --------
                                          $540,612     $338,767
                                          ========     ========


                     See Accompanying Notes


<PAGE 5>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    In thousands
---------------------------------------------------------------------
 Three Months Ended July 31,                      1998         1997
---------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):

Operating Activities
  Net earnings                                  $  6,722     $  4,571
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization                 5,662        3,228
     Deferred income taxes                          (591)          78
     Other non-cash items                             41           --
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                                 (5,106)         (67)
      Inventories                                  4,355       (2,450)
      Prepaid expenses                            10,918        1,122
      Accounts payable and accrued expenses       (6,004)       4,874
                                                --------     --------
Provided by Operating Activities                  15,997       11,356
                                                --------     --------

Financing Activities
  Additions of long-term debt                    181,686           --
  Repayments of long-term debt                    (7,383)         (47)
  Net short-term financing                       (11,585)          --
  Debt issue costs                                  (705)          --
  Exercise of stock options                        1,051          446
  Dividends on common stock                       (1,811)      (1,867)
                                                --------     --------

Provided by (Used for) Financing Activities      161,253       (1,468)
                                                --------     --------

Investing Activities
  Maturities of long-term debt securities             --        1,808
  Additions to property, plant and equipment      (2,465)      (3,765)
  Business acquisitions                         (175,923)          --
  Intangible and other assets                       (129)        (239)
  Other, net                                         610         (991)
                                                --------     --------

(Used for) Investing Activities                 (177,907)      (3,187)
                                                --------     --------

Increase (Decrease) in Cash and Short-Term
  Cash Investments                                  (657)       6,701

Cash and Short-Term Cash Investments,
  Beginning of Period                             27,007        9,503
                                                --------     --------

Cash and Short-Term Cash Investments,           $ 26,350     $ 16,204
  End of Period                                 ========     ========

                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The consolidated balance sheet at July 31, 1998 and the consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1998 and 1997 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended July 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

The classification of inventories was as follows (in thousands):

                       July 31, 1998     April 30, 1998
                      ----------------  ----------------
Raw materials and
  purchased parts        $52,983            $37,329
Work in process           30,848             23,782
                         -------            -------
                         $83,831            $61,111
                         =======            =======

NOTE 3

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective for financial statements for both annual and interim periods ending after December 15, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per
share.   Unlike  primary earnings per share, basic  earnings  per
share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the SFAS No. 128 requirements. This restatement had an immaterial impact on the prior period earnings per share amounts under the previous method.

<PAGE 7>

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended
                                         July 31,
                                  ------------------------
                                     1998         1997
                                  ----------    ----------
Numerator:
 Net Income                      $ 6,722,000   $ 4,571,000
                                  ==========    ==========
Denominators:
 Denominator for basic earnings
  per share--weighted-average
  shares outstanding              22,673,074    23,326,588
 Effect of dilutive
  securities:
  Employee stock options             840,977       387,623
                                  ----------    ----------
  Denominator for diluted
   earnings per share-
   adjusted weighted-average
   shares outstanding             23,514,051    23,714,211
                                  ==========    ==========
Basic earnings per share         $       .30   $       .20
                                  ==========    ==========
Diluted earnings per share       $       .29   $       .19
                                  ==========    ==========

NOTE 4

Included in other income for the three-month period ended July 31, 1997 was a gain resulting from the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France, which added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per diluted share, to net income.

NOTE 5

Beginning in the first quarter of FY 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in an annual financial statement with the same prominence as other financial statements. This statement also requires that an entity report a total for comprehensive income in condensed financial statements of interim periods.


<PAGE 8>

The Company's total comprehensive income was as follows (in thousands):

                                             Three Months Ended
                                                  July 31,
                                             -------------------
                                                 1998      1997
                                             --------  --------
Net income                                     $6,722    $4,571
Other comprehensive income (loss):
  Foreign currency translation adjustments        610      (991)
                                               ------    ------
  Total comprehensive income                   $7,332    $3,580
                                               ======    ======

NOTE 6

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

On  May  5, 1998, the Company announced the successful completion of its cash tender offer for the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK. Spandex was the largest distributor of equipment and related materials to the sign making industry in Europe and North America. The offer valued Spandex at approximately $173,000,000. In addition, Spandex had approximately $11,600,000 in outstanding debt that was assumed.

Each acquisition was accounted for as a purchase and the results of operations of the acquired companies have been included in the Company's consolidated statements of earnings from the respective dates of acquisition. The acquisition costs were allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition costs over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on a straight-line basis over 25 years from the date of acquisition.

The following pro forma combined results of operations for the quarter ended July 31, 1997 have been prepared as if the Coburn and Spandex acquisitions occurred at May 1, 1997 and give effect to estimated purchase accounting and other adjustments resulting from the acquisitions. The pro forma information is presented on the assumption that the acquisition costs would have been the same at May 1, 1997. The pro forma financial information is not

<PAGE 9>

necessarily indicative of the results of operations that would have been achieved had the acquisitions of Coburn and Spandex actually been effective as of May 1, 1997 or of future results of the combined companies.

                                             (Unaudited)
                                           ---------------
                                            Three months
                                           ended July 31,
                                           ---------------
  In thousands (except per share amounts)       1997
  ---------------------------------------  ---------------
  Sales                                           $154,979
  Net earnings                                       4,829
  Net earnings per common share-basic                  .21
  Net earnings per common share-diluted                .20


<PAGE 10>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES


With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at July 31, 1998 and for the three-month periods ended July 31, 1998 and 1997, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 19, 1998 appearing on page 11. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.


<PAGE 11>

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 1998 and 1997 and the consolidated balance sheet as of July 31, 1998 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 21, 1998 on the consolidated financial statements for the year ended April 30, 1998 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1998 and 1997 or the consolidated balance sheet as of July 31, 1998 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG PEAT MARWICK LLP


Hartford, Connecticut
August 19, 1998


<PAGE 12>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In May 1998, the Company acquired the outstanding stock of Spandex PLC (Spandex). Accordingly, Spandex was included in the Company's consolidated balance sheet for the first time at July 31, 1998, and the Company's results from operations and cash flows for the first quarter ended July 31, 1998 included three months of Spandex's activity.

In February 1998, the Company acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn). Coburn was included in the Company's consolidated balance sheet for the first time at April 30, 1998, and the Company's results from operations and cash flows for the first quarter ended July 31, 1998 also included three months of Coburn's activity.

In March 1998, the Company sold its Gerber Systems unit, which comprised the Company's imaging and inspection systems product class. As a result, the Company's April 30, 1998 consolidated balance sheet and the FY 1999 consolidated financial statements do not include any Gerber Systems activity.

FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.0 to 1 at July 31, 1998 and at April 30, 1998. Net working capital at July 31, 1998 was $114.7 million, an increase of $19.9 million from the beginning of the current fiscal year and largely attributable to the Spandex acquisition. The Company's cash and investments totaled $26.4 million at July 31, 1998 compared with $27 million at the end of the prior fiscal year.

Operating activities provided $16 million in cash for the three-month period ended July 31, 1998 compared with $11.4 million provided by operating activities for the same period last year. Cash in this year's first three months was generated by earnings and the non-cash charges for depreciation and amortization, lower inventory balances, and a tax refund resulting from the sale of the Company's imaging and inspection systems product class. Cash generated from operations was somewhat offset by higher accounts receivable balances caused by the higher volume of business and lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments.

The principal non-operating use of cash in the three months ended July 31, 1998 was for the purchase of Spandex and the repayment of its debt for $187.5 million. The financing for the acquisition was provided primarily by a five-year $235 million revolving multi-currency credit facility the Company entered into with a

<PAGE 13>

group of major U.S., European, and Asian commercial banks. Other non-operating uses of cash in the three months ended July 31, 1998 were repayments of long-term debt of $7.4 million, additions to property, plant, and equipment of $2.5 million, and payment of dividends of $1.8 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $22-$24 million and expects to fund these with cash on hand and cash from operations.

The Company's total debt at July 31, 1998 was $181.8 million, up substantially from the April 30, 1998 balance of $7.5 million, due to the aforementioned acquisition of Spandex. Net debt (total debt less cash and investments) was $155.4 million at July 31,
1998 versus a net cash position of $19.5 million at April 30, 1998. The ratio of net debt to total capital was 40 percent at July 31, 1998.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended July 31, 1998 increased $54.7 million (55.3 percent) from the first quarter of last year. The increase reflected higher product sales, predominantly from the acquisitions of Spandex ($42.8 million increase in sales, net of intercompany eliminations) and Coburn ($17.3 million increase in sales). In addition, there was internal sales growth in the Company's core operations. The sale of the Company's imaging and inspection system product class in the last year's fourth quarter was an offsetting factor ($9.5 million in sales in the prior year's first quarter). The internal sales growth came predominantly from higher sales of the Company's optical lens manufacturing systems. Service revenue also increased $1.4 million (13.3 percent) from the prior year's first quarter, after adjusting for the elimination of the service revenue from the imaging and inspection systems products.

The consolidated gross profit margin in this year's first three months was 41.1 percent, which was lower than the prior year margin of 43.5 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins was caused predominantly by the inclusion of Spandex in the Company's financial statements in FY 1999. As a distributor, Spandex has gross profit margins substantially lower than the Company's. However, Spandex's historical operating margins are incrementally higher than the Company's recent operating margins, owing in part to the absence of R&D spending. Also reducing the product gross profit margin in this year's first quarter was the inclusion of Coburn. A larger percentage of Coburn's product mix comes from aftermarkets (e.g., consumables), which have gross profit margins lower than equipment sales.

Service gross profit margins were higher in this year's first quarter. The increase was caused primarily by the elimination of

<PAGE 14>

the low service margins of the Company's imaging and inspection systems product class, which were included in last year's results.

Selling, general, and administrative expenses in this year's first quarter rose by $10.8 million from last year, but as a percentage of revenue these expenses declined to 27.2 percent in this year's first quarter from 31.3 percent last year. The
Spandex and Coburn acquisitions were the principal reasons for the dollar increase, while the sale of the imaging and inspection system product class was an offsetting factor. The amortization of Spandex and Coburn acquisition goodwill ($1.9 million in this year's first quarter) was also a factor contributing to the overall increase.

The Company continued to commit significant resources to research and the development of new products. However, the ratio of R&D to revenue declined significantly this year. R&D expense of $7.6 million in this year's first quarter was roughly the same as the prior year, while the ratio of R&D to revenue declined to 5 percent from 7.7 percent last year. The lower current year ratio was caused by the significantly higher revenue base from the Spandex acquisition without commensurate R&D expense as Spandex is predominantly a distribution company. In addition to the incremental R&D expenses of Coburn, R&D dollar increases were also related to the development of new sign making plotters and output devices ($0.6 million) and ophthalmic lens manufacturing systems ($0.7 million), offset by the elimination of the Company's imaging and inspection system product class. Management anticipates that this lower ratio of R&D expense to revenue will continue for the balance of the current year.

Other income in this year's first quarter was lower than last year. The year-to-year decrease relates predominantly to a prior year gain of approximately $1.6 million ($.04 per diluted share) from the final settlement of outstanding patent litigation.

Interest expense increased $3.1 million to $3.2 million during the first quarter of fiscal 1999 from the first quarter of fiscal 1998 due to significantly higher debt balances for cash borrowed to finance the acquisition of Spandex. The majority of these borrowings were against a five-year $235 million revolving multi-currency credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

The provision rate for income taxes was 37.9 percent for the three months ended July 31, 1998 compared with 32.5 percent in the comparable prior year period. The higher tax rate this year was primarily the result of the goodwill amortization related to the acquisitions of Spandex and Coburn, which is not deductible

<PAGE 15>

for Federal and state income tax purposes. The year-to-year increase in the provision rate also reflects the higher marginal income tax rates associated with higher levels of pre-tax earnings in the current year and also the liquidation of the Company's investments in tax-exempt municipal securities.

As a result of the above, net earnings increased in this year's first quarter to $6.7 million or $.29 diluted earnings per share from $4.6 million or $.19 diluted earnings per share in last year's first quarter. Earnings per share in last year's first quarter included $.04 per diluted share from the patent litigation settlement.

YEAR 2000

The Company is in the process of assessing its exposure to the impact of the Year 2000 date issue. The Year 2000 date issue can affect computer programs that use only two digits to identify a year in a date field. The Company's products and key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in fiscal years 1999 and 2000, although cost estimates are not complete. Management does not expect that these costs will have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, the Year 2000 date issue could adversely impact the Company if suppliers, customers, and other businesses do not address this issue successfully.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that describe the Company's business prospects. Readers should keep in mind factors that could have an adverse impact on those prospects. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes, regulations and laws affecting the business, as well as product competition, pricing, the degree of acceptance of new products in the marketplace, and the difficulty of forecasting sales at various times in various markets.


<PAGE 16>

                   PART II - OTHER INFORMATION

Item 5.  Other Information

On June 1, 1998, the Company issued a press release reporting the retirement of George M. Gentile, Chairman and Chief Executive Officer of Gerber Scientific, Inc. Effective June 1, 1998, Mr. Gentile stepped down from his position as Chief Executive Officer and will retire as Chairman of the Board of Directors at the Company's Annual Meeting of Shareholders on September 25, 1998. The Company's Board of Directors appointed Michael J. Cheshire, who was President and Chief Operating Officer of the Company, as President and Chief Executive Officer, and to succeed Mr. Gentile as Chairman in September.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (15) Letter    regarding    unaudited   interim    financial
          information.

     (27) Financial data schedule.

(b)  Reports on Form 8-K

     The Company filed two Form 8-K's with the Securities and Exchange Commission in the first quarter of fiscal year
     1999.

     1. Form 8-K, dated May 20, 1998, reported that the Company successfully completed its cash tender offer for UK-based Spandex PLC, Europe and North America's largest distributor of sign making systems and supplies.

     2. Form 8-K, dated July 16, 1998, reported the financial statements of Spandex PLC and unaudited pro forma condensed consolidated statements for Gerber Scientific, Inc. as if the purchase of Spandex PLC had occurred as of April 30, 1996 and January 31, 1998 for the statement of income and balance sheet, respectively.


<PAGE 17>

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               GERBER SCIENTIFIC, INC.
                              ------------------------
                                    (Registrant)




Date:   August 26, 1998     By:  / s / Gary K. Bennett
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