Form 10-Q
period 1998-10-31
GERBER SCIENTIFIC INC
filed 1998-12-14
CIK 41133

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
October 31, 1998                       Commission File No. 1-5865



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


                     Yes  / X / .   No /    /.

At October 31, 1998, 22,828,723 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                 Quarter Ended October 31, 1998


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statement of Earnings for the three months
           ended October 31, 1998 and 1997                   2

           Statement of Earnings for the six months
           ended October 31, 1998 and 1997                   3

           Balance Sheet at October 31, 1998 and
           April 30, 1998                                  4-5

           Statement of Cash Flows for the six months
           ended October 31, 1998 and 1997                   6

           Notes to Financial Statements                     7

           Independent Accountants' Report                  13

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     14


Part II - Other Information

  Item 4.  Submission of Matters to a Vote of Security
          Holders                                           20

  Item 5. Other Information                                 20

  Item 6.  Exhibits and Reports on Form 8-K                 21


Signature                                                    22

Exhibit Index                                                23


<PAGE 2>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------
                                         In thousands
                                  (except per share amounts)
------------------------------------------------------------
Three Months Ended October 31,             1998       1997
------------------------------------------------------------

Revenue:

  Product sales                         $137,992     $94,734
  Service                                 12,598      11,658
                                         -------     -------
                                         150,590     106,392
                                         -------     -------

Costs and Expenses:

  Cost of product sales                   81,269      51,792
  Cost of service                          7,333       7,563
  Selling, general and administrative     39,593      31,764
  Research and development expenses        7,645       7,765
                                         -------     -------
                                         135,840      98,884
                                         -------     -------

Operating income                          14,750       7,508

Other income                                 937         670
Interest expense                         (3,352)         (82)
                                         -------     -------

Earnings before income taxes              12,335       8,096

Provision for income taxes                 4,600       2,600
                                         -------     -------

Net earnings                            $  7,735     $ 5,496
                                         =======     =======

Per share of common stock:
  Basic                                 $    .34     $   .24
  Diluted                               $    .33     $   .24

  Dividends                             $    .08     $   .08

Average shares outstanding:
  Basic                                   22,789      22,679
  Diluted                                 23,487      23,325

                     See Accompanying Notes

<PAGE 3>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------
                                         In thousands
                                  (except per share amounts)
------------------------------------------------------------
Six Months Ended October 31,               1998       1997
------------------------------------------------------------

Revenue:

  Product sales                         $280,158    $182,144
  Service                                 24,091      23,209
                                         -------     -------
                                         304,249     205,353
                                         -------     -------

Costs and Expenses:

  Cost of product sales                  165,137      99,880
  Cost of service                         14,020      15,380
  Selling, general and administrative     81,349      62,707
  Research and development expenses       15,273      15,353
                                         -------     -------
                                         275,779     193,320
                                         -------     -------

Operating income                          28,470      12,033

Other income                               1,197       3,010
Interest expense                          (6,510)      (176)
                                         -------     -------

Earnings before income taxes              23,157      14,867

Provision for income taxes                 8,700       4,800
                                         -------     -------

Net earnings                            $ 14,457    $ 10,067
                                         =======     =======

Per share of common stock:
  Basic                                 $    .64    $    .44
  Diluted                               $    .62    $    .43

  Dividends                             $    .16    $    .16

Average shares outstanding:
  Basic                                   22,731      23,001
  Diluted                                 23,500      23,518



                     See Accompanying Notes

<PAGE 4-5>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET


                                             In thousands
 --------------------------------------------------------------
                                        October 31,  April 30,
                                           1998         1998
 --------------------------------------------------------------
                            Assets
Current Assets:
 Cash and short-term cash investments     $ 21,780    $ 27,007
 Accounts receivable                       116,170      79,114
 Inventories                                80,073      61,111
 Prepaid expenses                            9,404      18,227
                                          --------    --------
                                           227,427     185,459
                                          --------    --------
Property, Plant and Equipment              144,204     117,334
 Less accumulated depreciation              60,603      57,335
                                          --------    --------
                                            83,601      59,999
                                          --------    --------

Intangible Assets                          240,538      99,463
 Less accumulated amortization              13,365       8,208
                                          --------    --------
                                           227,173      91,255
                                          --------    --------
Other Assets                                 1,388       2,054
                                          --------    --------
                                          $539,589    $338,767
                                          ========    ========
             Liabilities and Shareholders' Equity


Current Liabilities:
 Notes payable                            $     --    $    326
 Current maturities of long-term debt          193         193
 Accounts payable                           42,860      30,462
 Accrued compensation and benefits          18,229      17,253
 Other accrued liabilities                  40,356      30,347
 Deferred revenue                            6,872       6,619
 Advances on sales contracts                 6,367       5,498
                                          --------    --------
                                           114,877      90,698
                                          --------    --------
Noncurrent Liabilities:
 Deferred income taxes                      10,208      10,202
 Long-term debt                            172,653       6,953
                                          --------    --------
                                           182,861      17,155
                                          --------    --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  23,638,723 and 23,436,523 shares          23,639       23,437
 Paid-in capital                            39,928       37,779
 Retained earnings                         198,806      187,981
 Accumulated other comprehensive loss
  (foreign currency translation
  adjustment)                              (3,668)       (1,833)
 Unamortized value of restricted stock
  grants                                     (204)           --
 Treasury stock, at cost (810,000 and
  800,000 shares)                         (16,650)      (16,450)
                                          --------     --------
                                           241,851      230,914
                                          --------     --------
                                          $539,589     $338,767
                                          ========     ========




                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    In thousands
---------------------------------------------------------------------
Six Months Ended October 31,                      1998         1997
---------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):

Operating Activities
  Net earnings                                $  14,457     $ 10,067
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization               10,729        6,604
     Deferred income taxes                         (210)          70
     Other non-cash items                           122           --
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                               (13,738)      (2,073)
      Inventories                                 8,162       (5,876)
      Prepaid expenses                           11,096        1,293
      Accounts payable and accrued expenses      (2,836)      16,300
                                               --------     --------
Provided by Operating Activities                 27,782       26,385
                                               --------     --------
Financing Activities
  Purchase of common stock                          (12)     (16,400)
  Additions of long-term debt                   181,686           --
  Repayments of long-term debt                  (19,648)         (95)
  Net short-term financing                      (11,963)          --
  Debt issue costs                                 (800)          --
  Exercise of stock options                       2,037          638
  Dividends on common stock                      (3,632)      (3,670)
                                               --------     --------
Provided by (Used for) Financing Activities     147,668      (19,527)
                                               --------     --------
Investing Activities
  Maturities of long-term debt securities            --        9,878
  Additions to property, plant and equipment     (7,010)      (9,715)
  Business acquisitions                        (175,952)          --
  Intangible and other assets                       362          (81)
  Other, net                                      1,923       (1,124)
                                               --------     --------

(Used for) Investing Activities                (180,677)      (1,042)
                                               --------     --------

Increase (Decrease) in Cash and Short-Term
  Cash Investments                               (5,227)       5,816

Cash and Short-Term Cash Investments,
  Beginning of Period                            27,007        9,503
                                               --------     --------

Cash and Short-Term Cash Investments,          $ 21,780     $ 15,319
  End of Period                                ========     ========
                     See Accompanying Notes

<PAGE 7>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The consolidated balance sheet at October 31, 1998, the consolidated statements of earnings for the three- and six-month periods ended October 31, 1998 and 1997, and the consolidated statement of cash flows for the six-month periods ended October
31, 1998 and 1997 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the six-month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

The classification of inventories was as follows (in thousands):

                      October 31, 1998    April 30, 1998
                      ----------------   ---------------
Raw materials and
  purchased parts              $46,957           $37,329
Work in process                 33,116            23,782
                               -------           -------
                               $80,073           $61,111
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

<PAGE 8>

The following table sets forth the computation of basic and diluted earnings per share:

                            Three Months              Six Months
                         Ended October 31,        Ended October 31,
                         -----------------        -----------------
                         1998         1997        1998         1997
                        -------      -------     -------      -------
Numerator:
 Net income           $ 7,735,000  $ 5,496,000 $ 14,457,000  $10,067,000
                        =========    =========   ==========   ==========
Denominators:
 Denominators for
  basic earnings per
  share--weighted-
  average shares
  outstanding          22,789,437   22,679,135  22,731,381   23,001,000
 Effect of dilutive
  securities:
  Employee stock
   options                697,116      645,571     769,047      516,597
                       ----------   ----------  ----------   ----------
  Denominator for
   diluted earnings
   per share--
   adjusted
   weighted-average
   shares
   outstanding         23,486,553   23,324,706  23,500,428   23,517,597
                       ==========   ==========  ==========   ==========
Basic earnings per
 share                $       .34  $       .24 $       .64  $       .44
                       ==========   ==========  ==========   ==========
Diluted earnings per
 share                $       .33  $       .24 $       .62  $       .43
                       ==========   ==========  ==========   ==========

NOTE 4

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

The Company's total comprehensive income was as follows (in thousands):

<PAGE 9>

                           Three Months Ended   Six Months Ended
                               October 31,         October 31,
                             1998      1997       1998     1997
                           -------    -------   -------  -------
Net income                   $7,735    $5,496    $14,457  $10,067
Other comprehensive
 income (loss):
  Foreign currency
   translation
     adjustments             (2,445)     (133)   (1,835)   (1,124)
                             ------    ------     ------  -------
  Total comprehensive
   income                    $5,290    $5,363   $12,622   $ 8,943
                             ======    ======   =======   =======



NOTE 5

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by January 1, 2000. The
Company is evaluating the impact of the new requirement.   At
this time, management does not expect implementation will result in a material impact on the Company's financial position, results of operations, or cash flows.

Effective May 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard changes the criteria used to determine the segments for which SEC registrants must report information. As permitted by the standard, the Company will provide the required disclosures for its segments in its Form 10-K for the year ending April 30, 1999.

Effective May 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This statement requires additional disclosure on changes in the benefit obligations and fair values of plan assets during the year. As permitted by the standard, the Company will provide the required disclosures for its benefit plans in its Form 10-K for the year ending April 30, 1999.

NOTE 6

Included in other income for the six-month period ended October 31, 1997 was a gain resulting from the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France, which added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per diluted share, to net income.

<PAGE 10>

NOTE 7

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

The following pro forma combined results of operations for the three- and six-month periods ended October 31, 1997 have been prepared as if the Coburn and Spandex acquisitions occurred at May 1, 1997 and give effect to estimated purchase accounting and other adjustments resulting from the acquisitions. The pro forma information is presented on the assumption that the acquisition costs would have been the same at May 1, 1997. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions of Coburn and Spandex actually been effective as of May 1, 1997 or of future results of the combined companies.

<PAGE 11>

                           (Unaudited)           (Unaudited)
                         ---------------        -------------
                       Three Months Ended     Six Months Ended
                           October 31,           October 31,
                       ------------------    -------------------
In thousands
(except per share
 amounts)                     1997                  1997
--------------------   ------------------   -------------------
Sales                            $164,042              $319,021
Net earnings                        6,066                10,886
Net earnings per
 common share-basic                   .27                   .47
Net earnings per
 common share-diluted                 .26                   .46


<PAGE 12>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at October 31, 1998 and for the three- and six-month periods ended October 31, 1998 and 1997, KPMG Peat Marwick LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 18, 1998 appearing on page 13. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG Peat Marwick LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.


<PAGE 13>

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 1998 and 1997, the consolidated statement of cash flows for the six-month periods ended October 31, 1998 and 1997, and the consolidated balance sheet as of October 31, 1998 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 21, 1998 on the consolidated financial statements for the year ended April 30, 1998 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and six-month periods ended October 31, 1998 and 1997, the consolidated statement of cash flows for the six-month periods ended October 31, 1998 and 1997, or the consolidated balance sheet as of October 31, 1998 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG PEAT MARWICK LLP


Hartford, Connecticut
November 18, 1998


<PAGE 14>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In May 1998, the Company acquired the outstanding stock of Spandex PLC (Spandex). Accordingly, Spandex was included in the Company's consolidated balance sheet at October 31, 1998, in the Company's results from operations for the three- and six-month periods ended October 31, 1998, and in the Company's cash flows for the six-month period ended October 31, 1998.

In February 1998, the Company acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn). Coburn was included in the Company's consolidated balance sheet at April 30, 1998, in the Company's results from operations for the three- and six-month periods ended October 31, 1998, and in the Company's cash flows for the six-month period ended October 31, 1998.

In March 1998, the Company sold its Gerber Systems unit, which comprised the Company's imaging and inspection systems product class. As a result, the Company's April 30, 1998 consolidated balance sheet and the FY 1999 consolidated financial statements do not include any Gerber Systems activity.

FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.0 to 1 at October 31, 1998 and April 30, 1998. Net working capital at October 31, 1998 was $112.5 million, an increase of $17.8 million from the beginning of the current fiscal year and largely attributable to the Spandex acquisition. The Company's cash and investments totaled $21.8 million at October 31, 1998 compared with $27 million at the end of the prior fiscal year.

Operating activities provided $27.8 million in cash for the six-month period ended October 31, 1998 compared with $26.4 million provided by operating activities for the same period last year. Cash in this year's first six months was generated by earnings and the non-cash charges for depreciation and amortization, lower inventory balances, and a tax refund resulting from the sale of the Company's imaging and inspection systems product class. Cash generated from operations was somewhat offset by higher accounts receivable balances caused by the higher volume of business.

The principal non-operating use of cash in the six months ended October 31, 1998 was for the purchase of Spandex for $187.6 million, which included the repayment of its debt. The financing for the acquisition was provided primarily by a five-year $235 million revolving multi-currency credit facility the Company entered into with a group of major U.S., European, and Asian commercial banks. Other non-operating uses of cash in the six

<PAGE 15>

months ended October 31, 1998 were repayments of long-term debt of $19.6 million, additions to property, plant, and equipment of $7.0 million, and payment of dividends of $3.6 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $20-$22 million and expects to fund these with cash on hand and cash from operations.

The Company's total debt at October 31, 1998 was $172.8 million, which was up substantially from the April 30, 1998 balance of $7.5 million and caused by the acquisition of Spandex. Net debt (total debt less cash and investments) was $151.1 million at October 31, 1998 versus a net cash position of $19.5 million at April 30, 1998. The ratio of net debt to total capital was 38.4 percent at October 31, 1998.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three- and six-month periods ended October 31, 1998 increased $44.2 million (41.5 percent) and $98.9 million (48.2 percent), respectively, from the same periods last year. The increase reflected higher product sales, predominantly from the acquisitions of Spandex (increases of $39.0 million and $81.8 million in sales for three- and six-month periods ended October 31, 1998, net of intercompany eliminations, respectively) and Coburn (increases of $16.4 million and $33.6 million in sales for the three- and six-month periods ended October 31, 1998, respectively). The sale of the Company's imaging and inspection system product class in last year's fourth quarter was an offsetting factor ($13.3 million and $22.8 million in sales in the three- and six-month periods ended October 31, 1997). In addition, there was internal sales growth in the Company's core operations, which came predominantly from higher sales of the Company's optical lens manufacturing systems. Service revenue also increased $2.7 million (27.3 percent)and $4.1 million (20.2 percent) from the prior year's three- and six-month periods ended October 31, 1997, respectively, after adjusting for the elimination of the service revenue from the imaging and inspection systems products. These increases were caused predominantly by the acquisitions of Spandex and Coburn and also from growth in the Company's continuing service operations.

The consolidated gross profit margin in this year's first six months was 41.1 percent, which was lower than the prior year margin of 43.9 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins was caused predominantly by the inclusion of Spandex in the Company's financial statements in FY 1999. As a distributor, Spandex has gross profit margins substantially lower than the Company's. However, Spandex's historical operating margins are incrementally higher than the Company's recent operating margins, owing in part to the absence of R&D spending. Also reducing the product gross profit margin in this year's second quarter and first six months was the

<PAGE 16>

inclusion of Coburn. A larger percentage of Coburn's product mix comes from sales of aftermarket products (e.g., consumables), which have gross profit margins lower than equipment sales.

Service gross profit margins were higher in this year's second quarter and first six months than in the prior year's comparable periods. The increases were caused primarily by the elimination of the low service margins of the Company's imaging and inspection systems product class, which were included in last year's results. Also affecting the increases were higher sales of service contracts for production data management systems and single-ply cutters, both in the apparel and flexible goods industries.

Selling, general, and administrative expenses in this year's second quarter and first six months rose by $7.8 million and $18.6 million from last year but declined as a percentage of revenue to 26.3 percent and 26.7 percent this year from 29.9 percent and 30.5 percent last year. The Spandex and Coburn acquisitions were the principal reasons for the dollar increase, while the sale of the imaging and inspection system product class was an offsetting factor. The amortization of Spandex and Coburn acquisition goodwill ($1.9 million and $3.8 million in this year's second quarter and first six months, respectively) was also a factor contributing to the overall dollar increase.

The Company continued to commit significant resources to research and the development of new products. However, the ratio of R&D to revenue declined significantly this year. R&D expense of $7.6 million in this year's second quarter and $15.3 million in the first six months was roughly the same as the prior year, while the ratio of R&D to revenue declined to 5.1 percent and 5 percent, respectively, in the second quarter and first six months this year from 7.3 percent and 7.5 percent last year. The lower current year ratio was caused by the significantly higher revenue base from the Spandex acquisition without commensurate R&D expense as Spandex is predominantly a distribution company. In addition to the incremental R&D expenses of Coburn, R&D dollar increases for the three- and six-month periods ended October 31, 1998 were also related to the development of new sign making plotters and output devices ($0.2 million and $0.8 million, respectively), ophthalmic lens manufacturing systems ($0.7 million and $1.4 million, respectively), and automated cutting systems ($0.5 million and $0.7 million, respectively). These increases were offset by the elimination of the Company's imaging and inspection system product class. Management anticipates that this lower ratio of R&D expense to revenue will continue for the balance of the current year.

Compared to the prior year, other income in this year's second quarter was slightly higher, while lower for the six months ended October 31, 1998. The year-to-year decrease related predominantly to a prior year gain of approximately $1.6 million ($.04 per

<PAGE 17>

diluted share) from the final settlement of outstanding patent litigation.

Interest expense increased $3.3 million and $6.3 million in the three- and six-month periods ended October 31, 1998 compared with the prior year periods. These increases were caused by significantly higher debt balances for cash borrowed to finance the acquisition of Spandex. The majority of these borrowings were against a five-year $235 million revolving multi-currency credit facility. The interest rate on these borrowings is variable and is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term, plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

The provision rate for income taxes was 37.3 percent for the second quarter and 37.6 percent for the six months ended October 31, 1998 compared with 32.1 percent and 32.3 percent in the comparable prior year periods. The higher tax rate this year was primarily the result of the goodwill amortization related to the acquisitions of Spandex and Coburn, which is not deductible for Federal and state income tax purposes. The year-to-year increase in the provision rate also reflects the higher marginal income tax rates associated with higher levels of pre-tax earnings in the current year and the liquidation of the Company's investments in tax-exempt municipal securities.

As a result of the above, net earnings increased in this year's second quarter to $7.7 million or $.33 diluted earnings per share from $5.5 million or $.24 diluted earnings per share in last year's second quarter. For the first six months, net earnings this year increased to $14.5 million or $.62 per diluted share compared with $10.1 million or $.43 per diluted share last year. Earnings per share in last year's first quarter included $.04 per diluted share from the patent litigation settlement.

YEAR 2000

The Company recognizes the business risks posed by the Year 2000 computer date issue. The Company continues to make this issue a top business priority and is actively working to control the associated risks. Each Gerber Scientific business unit has project teams to address the impact of the Year 2000 on their products and facilities, internal systems, and key suppliers and customers. These project teams are responsible for Year 2000 awareness, assessment, remediation, testing, and contingency planning. These project teams report to business unit senior management. In addition, the Company has a Year 2000 Corporate Oversight Committee that reports to Executive Management and to the Board of Directors.

The Company has completed its Year 2000 awareness phase and has substantially completed the assessment phase. The Company is in

<PAGE 18>

the process of carrying out the remediation and testing phases, which are expected to be substantially completed by May 1, 1999.

Testing of manufactured products, including internally developed software, has been completed for most of the business units. The results of this testing are being communicated to customers through the Company's web sites.

Some of the Company's internal systems are third party packages that were implemented without modification. In these instances, only software upgrades were required for Year 2000 remediation, which are now being tested. Additionally, the Company is implementing an enterprise resource planning system across each of its businesses. Although this system implementation is a direct result of a key management initiative to install improved business processes, it also enables the remediation of certain legacy systems that are not Year 2000 compliant in one business unit.

The Company is also taking steps to understand the Year 2000 risks of its significant suppliers and customers. As part of that process, the Company is sending questionnaires to those third parties and analyzing the responses. Further analysis, including site visits, will be conducted as necessary. The Company intends to work directly with its key suppliers and customers to avoid any business interruptions. As issues arise in this analysis, contingency plans will be developed. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 plans will be successfully completed in a timely manner.

Year 2000 expenditures, which are expected to be immaterial, are planned to be incurred by April 30, 1999 and funded through
operating  cash  flows.   The schedule  for  completion  and  the
estimated associated costs are based on management's estimates, which include assumptions of future events. There can be no assurance that the Company and its suppliers and customers will be fully Year 2000 compliant by January 1, 2000. The Company, therefore, could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness, and other business interruptions. Accordingly, the Company has begun developing contingency plans to address potential issues, which
include  identification  of alternate  suppliers.   The  ultimate
effects on the Company or its suppliers or customers of not being fully Year 2000 compliant is not reasonably estimable. However, the Company believes its Year 2000 remediation efforts, together with the diverse nature of its businesses, help reduce the potential impact of noncompliance to levels that will not have a material adverse impact on its financial position, results of operations, or cash flows.

<PAGE 19>

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 2, 2002. The Company has begun to identify and ensure that all Euro conversion compliance issues are addressed. At this time, the Company cannot predict the impact of the Euro conversion because of numerous associated uncertainties, such as the effect on the Company of noncompliance by third parties.

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



<PAGE 20>

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On September 25, 1998, the Company held its annual meeting of shareholders. The holders of 87 percent of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following were the voting results for the meeting:

   - the shareholders approved the Annual Incentive Bonus Plan for Fiscal Years 1999 through 2001 with 18,692,723 votes in favor, 998,833 votes against, and 72,539 abstentions. Votes not cast totaled 203.

   - the shareholders approved the Amended/Restated 1992 Employee Stock Plan with 13,494,665 votes in favor, 4,387,540 votes against, and 81,068 abstentions. Votes not cast totaled
      1,801,025.

   -     the shareholders approved the Amended/Restated 1992 Non-
      Employee Director Stock Option Plan with 16,434,228 votes in favor, 3,237,885 votes against, and 92,184 abstentions. One vote was not cast.

   - the shareholders elected Directors to hold office until the annual meeting to be held in the year 2001 with the following votes:
                                   For            Withheld

      Donald P. Aiken          18,371,548       1,392,750
      George M. Gentile        18,210,348       1,553,950
      David J. Gerber          18,210,448       1,553,850

      The  terms  of  office of the other Directors,  Michael  J.
      Cheshire,  Edward  E.  Hood,  David  J.  Logan,  Carole  F.
      St.   Mark,  A.  Robert  Towbin,  and  W.  Jerome   Vereen,
      continued after the meeting.

Item 5.  Other Information

On June 1, 1998, the Company issued a press release reporting the retirement of George M. Gentile, Chairman and Chief Executive Officer of Gerber Scientific, Inc. Effective June 1, 1998, Mr. Gentile stepped down from his position as Chief Executive Officer. The Company's Board of Directors appointed Michael J. Cheshire, who was President and Chief Operating Officer of the Company, as President and Chief Executive Officer. At the Company's Annual Meeting of Shareholders on September 25, 1998, Mr. Gentile retired as Chairman of the Board of Directors. Mr. Cheshire also succeeded Mr. Gentile as Chairman on September 25, 1998.

<PAGE 21>

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (15) Letter    regarding    unaudited   interim    financial
          information.

     (27) Financial data schedule.

(b)  Reports on Form 8-K

     No Form 8-K was filed during the quarter for which this report is filed.

<PAGE 22>

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               GERBER SCIENTIFIC, INC.
                              ------------------------
                                    (Registrant)




Date:   December 14, 1998    By:  / s / Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 and Principal Financial Officer

<PAGE 23>

                          EXHIBIT INDEX




Exhibit Index
    Number                    Exhibit                       Page
-------------                 -------                       ----

      15        Letter  Regarding Unaudited  Interim
                Financial Information.*

      27        Financial Data Schedule.*




*Filed herewith.