Form 10-Q
period 1999-01-31
GERBER SCIENTIFIC INC
filed 1999-03-01
CIK 41133

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
January 31, 1999                       Commission File No. 1-5865



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


                      Yes  / X /.   No /    /.

At January 31, 1999, 22,662,326 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                 Quarter Ended January 31, 1999


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statement of Earnings for the three months
           ended January 31, 1999 and 1998                   2

           Statement of Earnings for the nine months
           ended January 31, 1999 and 1998                   3

           Balance Sheet at January 31, 1999 and
           April 30, 1998                                  4-5

           Statement of Cash Flows for the nine months
           ended January 31, 1999 and 1998                   6

           Notes to Financial Statements                     7

           Independent Accountants' Report                  13

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    14


Part II - Other Information

  Item 6. Exhibits and Reports on Form 8-K                  20


Signature                                                   21


Exhibit Index                                               22

<PAGE 2>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------
                                         In thousands
                                  (except per share amounts)
------------------------------------------------------------
Three Months Ended January 31,             1999       1998
------------------------------------------------------------

Revenue:

  Product sales                         $128,852     $92,559
  Service                                 11,947      12,277
                                         -------     -------
                                         140,799     104,836
                                         -------     -------

Costs and Expenses:

  Cost of product sales                   74,159      48,743
  Cost of service                          7,250       7,301
  Selling, general and administrative     38,837      32,219
  Research and development expenses        7,682       7,746
                                         -------     -------
                                         127,928      96,009
                                         -------     -------

Operating income                          12,871       8,827

Other income                                 478         378
Interest expense                         (2,604)         (90)
                                         -------     -------

Earnings before income taxes              10,745       9,115

Provision for income taxes                 3,700       2,900
                                         -------     -------

Net earnings                            $  7,045     $ 6,215
                                         =======     =======

Per share of common stock:
  Basic                                 $    .31     $   .28
  Diluted                               $    .31     $   .27

  Dividends                             $    .08     $   .08

Average shares outstanding:
  Basic                                   22,700      22,586
  Diluted                                 23,058      23,025

                     See Accompanying Notes

<PAGE 3>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------
                                         In thousands
                                  (except per share amounts)
------------------------------------------------------------
Nine Months Ended January 31,              1999       1998
------------------------------------------------------------

Revenue:

  Product sales                         $409,010    $274,703
  Service                                 36,038      35,486
                                         -------     -------
                                         445,048     310,189
                                         -------     -------

Costs and Expenses:

  Cost of product sales                  239,296     148,623
  Cost of service                         21,270      22,681
  Selling, general and administrative    120,186      94,926
  Research and development expenses       22,955      23,099
                                         -------     -------
                                         403,707     289,329
                                         -------     -------

Operating income                          41,341      20,860

Other income                               1,675       3,388
Interest expense                          (9,114)       (266)
                                         -------     -------

Earnings before income taxes              33,902      23,982

Provision for income taxes                12,400       7,700
                                         -------     -------

Net earnings                            $ 21,502    $ 16,282
                                         =======     =======

Per share of common stock:
  Basic                                 $    .95    $    .71
  Diluted                               $    .93    $    .70

  Dividends                             $    .24    $    .24

Average shares outstanding:
  Basic                                   22,721      22,863
  Diluted                                 23,213      23,354


                     See Accompanying Notes

<PAGE 4-5>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET


                                             In thousands
 --------------------------------------------------------------
                                        January 31,  April 30,
                                           1999         1998
 --------------------------------------------------------------
                            Assets
Current Assets:
 Cash and short-term cash investments     $ 16,884    $ 27,007
 Accounts receivable                       109,395      79,114
 Inventories                                80,663      61,111
 Prepaid expenses                           11,440      18,227
                                          --------    --------
                                           218,382     185,459
                                          --------    --------
Property, Plant and Equipment              149,407     117,334
 Less accumulated depreciation              63,179      57,335
                                          --------    --------
                                            86,228      59,999
                                          --------    --------

Intangible Assets                          240,560      99,463
 Less accumulated amortization              15,615       8,208
                                          --------    --------
                                           224,945      91,255
                                          --------    --------
Other Assets                                 1,852       2,054
                                          --------    --------
                                          $531,407    $338,767
                                          ========    ========

             Liabilities and Shareholders' Equity


Current Liabilities:
 Notes payable                            $     --    $    326
 Current maturities of long-term debt          193         193
 Accounts payable                           41,008      30,462
 Accrued compensation and benefits          17,785      17,253
 Other accrued liabilities                  34,467      30,347
 Deferred revenue                            7,265       6,619
 Advances on sales contracts                 5,837       5,498
                                          --------    --------
                                           106,555      90,698
                                          --------    --------
Noncurrent Liabilities:
 Deferred income taxes                      10,036      10,202
 Long-term debt                            170,535       6,953
                                          --------    --------
                                           180,571      17,155
                                          --------    --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  23,462,326 and 23,436,523 shares          23,462       23,437
 Paid-in capital                            40,344       37,779
 Retained earnings                         199,554      187,981
 Accumulated other comprehensive loss
  (foreign currency translation
  adjustment)                              (2,157)       (1,833)
 Unamortized value of restricted stock
  grants                                     (472)           --
 Treasury stock, at cost (800,000
shares)                                   (16,450)      (16,450)
                                          --------     --------
                                           244,281      230,914
                                          --------     --------
                                          $531,407     $338,767
                                          ========     ========

                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    In thousands
---------------------------------------------------------------------
Nine Months Ended January 31,                     1999         1998
---------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):

Operating Activities
  Net earnings                                  $21,502     $ 16,282
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization               17,809        9,655
     Deferred income taxes                         (382)         494
     Other non-cash items                           178           --
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                                (6,963)        (778)
      Inventories                                 7,322       (8,299)
      Prepaid expenses                            9,060          291
      Accounts payable and accrued expenses     (10,901)      16,150
                                               --------     --------
Provided by Operating Activities                 37,625       33,795
                                               --------     --------
Financing Activities
  Purchase of common stock                       (4,940)     (16,450)
  Additions of long-term debt                   186,686           --
  Repayments of long-term debt                  (24,445)        (143)
  Net short-term financing                      (11,963)          --
  Debt issue costs                                 (800)          --
  Exercise of stock options                       2,602          993
  Dividends on common stock                      (5,458)      (5,477)
                                               --------     --------
Provided by (Used for) Financing Activities     141,682      (21,077)
                                               --------     --------
Investing Activities
  Maturities of long-term debt securities            --       19,378
  Additions to property, plant and equipment    (14,369)     (13,109)
  Business acquisitions                        (175,952)          --
  Intangible and other assets                      (222)          52
  Other, net                                      1,113       (2,799)
                                               --------     --------
Provided by (Used for) Investing Activities    (189,430)       3,522
                                               --------     --------

Increase (Decrease) in Cash and Short-Term
  Cash Investments                              (10,123)      16,240

Cash and Short-Term Cash Investments,
  Beginning of Period                            27,007        9,503
                                               --------     --------

Cash and Short-Term Cash Investments,          $ 16,884     $ 25,743
  End of Period                                ========     ========
                     See Accompanying Notes

<PAGE 7>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The consolidated balance sheet at January 31, 1999, the consolidated statements of earnings for the three- and nine-month periods ended January 31, 1999 and 1998, and the consolidated statement of cash flows for the nine-month periods ended January 31, 1999 and 1998 are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations for the nine-month period ended January 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

The classification of inventories was as follows (in thousands):

                      January 31, 1999    April 30, 1998
                      ----------------   ---------------
Raw materials and
  purchased parts              $47,675           $37,329
Work in process                 32,988            23,782
                               -------           -------
                               $80,663           $61,111
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

<PAGE 8>

The following table sets forth the computation of basic and diluted earnings per share:

                            Three Months             Nine Months
                         Ended January 31,        Ended January 31,
                         -----------------        -----------------
                         1999         1998        1999         1998
                        -------      -------     -------      -------
Numerator:
 Net income           $ 7,045,000  $ 6,215,000  $21,502,000 $16,282,000
                        =========    =========   ==========  ==========
Denominators:
 Denominators for
  basic earnings per
  share--weighted-
  average shares
  outstanding          22,699,682   22,585,845  22,720,640   22,863,194
 Effect of dilutive
  securities:
  Employee stock
   options                358,573      438,662     492,430      490,619
                       ----------   ----------  ----------   ----------
  Denominator for
   diluted earnings
   per share--
   adjusted
   weighted-average
   shares
   outstanding         23,058,255   23,024,507  23,213,070   23,353,813
                       ==========   ==========  ==========   ==========
Basic earnings per
 share                $       .31  $       .28 $       .95  $       .71
                       ==========   ==========  ==========   ==========
Diluted earnings per
 share                $       .31  $       .27 $       .93  $       .70
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

The Company's total comprehensive income was as follows (in thousands):

<PAGE 9>

                           Three Months Ended   Nine Months Ended
                               January 31,         January 31,
                             1999      1998       1999      1998
                           -------    -------   -------   -------
Net income                   $7,045    $6,215    $21,502   $16,282
Other comprehensive
 income (loss):
  Foreign currency
   translation
     adjustments              1,511    (1,675)      (324)   (2,799)
                             ------    ------     ------    ------
  Total comprehensive
   income                    $8,556    $4,540    $21,178   $13,483
                              =====     =====     ======    ======


NOTE 5

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by May 1, 2000. The Company is evaluating the impact of the new requirement. At this time, management does not expect implementation will result in a material impact on the Company's financial position, results of operations, or cash flows.

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

NOTE 6

Included in other income for the nine-month period ended January 31, 1998 was a gain resulting from the final settlement of the Company's UK patent litigation with Lectra Systemes, S.A. of France, which added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per diluted share, to net income.

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

The following pro forma combined results of operations for the three- and nine-month periods ended January 31, 1998 have been prepared as if the Coburn and Spandex acquisitions occurred at May 1, 1997 and give effect to estimated purchase accounting and other adjustments resulting from the acquisitions. The pro forma information is presented on the assumption that the acquisition costs would have been the same at May 1, 1997. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions of Coburn and Spandex actually been effective as of May 1, 1997 or of future results of the combined companies.

<PAGE 11>

                           (Unaudited)           (Unaudited)
                         ---------------        -------------
                       Three Months Ended     Nine Months Ended
                           January 31,           January 31,
                       ------------------    -------------------
In thousands
(except per share
 amounts)                     1998                  1998
--------------------   ------------------   -------------------
Sales                            $159,864              $478,885
Net earnings                        6,469                17,355
Net earnings per
 common share-basic                   .29                   .76
Net earnings per
 common share-diluted                 .28                   .74

<PAGE 12>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES




With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 1999 and for the three- and nine-month periods ended January 31, 1999 and 1998, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 17, 1999 appearing on page 13. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

<PAGE 13>

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and nine-month periods ended January 31, 1999 and 1998, the consolidated statement of cash flows for the nine-month periods ended January 31, 1999 and 1998, and the consolidated balance sheet as of January 31, 1999 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 21, 1998 on the consolidated financial statements for the year ended April 30, 1998 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and nine-month periods ended January 31, 1999 and 1998, the consolidated statement of cash flows for the nine-month periods ended January 31, 1999 and 1998, or the consolidated balance sheet as of January 31, 1999 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/ s / KPMG LLP


Hartford, Connecticut
February 17, 1999

<PAGE 14>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In May 1998, the Company acquired the outstanding stock of Spandex PLC (Spandex). Accordingly, Spandex was included in the Company's consolidated balance sheet at January 31, 1999, in the Company's results from operations for the three- and nine-month periods ended January 31, 1999, and in the Company's cash flows for the nine-month period ended January 31, 1999.

In February 1998, the Company acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn). Coburn was included in the Company's consolidated balance sheet at April 30, 1998, in the Company's results from operations for the three- and nine-month periods ended January 31, 1999, and in the Company's cash flows for the nine-month period ended January 31, 1999.

In March 1998, the Company sold its Gerber Systems unit, which comprised the Company's imaging and inspection systems product class. As a result, the Company's April 30, 1998 consolidated balance sheet and the fiscal year 1999 consolidated financial statements do not include any Gerber Systems activity.

FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.0 to 1 at January 31, 1999 and April 30, 1998. Net working capital at January 31, 1999 was $111.8 million, an increase of $17.1 million from the beginning of the current fiscal year and largely attributable to the Spandex acquisition. The Company's cash and investments totaled $16.9 million at January 31, 1999 compared with $27 million at the end of the prior fiscal year.

Operating activities provided $37.6 million in cash for the nine-month period ended January 31, 1999 compared with $33.8 million provided by operating activities for the same period last year. Cash in this year's first nine months was generated by earnings and the non-cash charges for depreciation and amortization, lower inventory balances, and a tax refund resulting from the sale of the Company's imaging and inspection systems product class. Cash generated from operations was somewhat offset by higher accounts receivable balances caused by the higher volume of business and lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments.

The principal non-operating use of cash in the nine months ended January 31, 1999 was for the purchase of Spandex for $187.6 million, which included the repayment of its debt. The financing for the acquisition was provided primarily by a $235 million revolving multi-currency credit facility the Company entered into

<PAGE 15>

with a group of major U.S., European, and Asian commercial banks. Other non-operating uses of cash in the nine months ended January 31, 1999 were repayments of long-term debt of $24.4 million, additions to property, plant, and equipment of $14.4 million, and payment of dividends of $5.5 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $20-$22 million and expects to fund these with cash on hand and cash from operations.

Another significant non-operating use of cash in the nine months ended January 31, 1999 was for the Company's common stock repurchase program. In November 1998, the Board of Directors authorized a new stock repurchase program for up to 3,000,000 shares, or approximately 13 percent, of the Company's then-issued and outstanding common stock. As of January 31, 1999, the Company had repurchased 239,100 shares, of which 107,900 shares were under the new authorization and 131,200 were under an earlier authorization. The cost of these shares was $5.1 million (of which $4.9 million was paid as of January 31, 1999), or an average cost of $21.35 per share. Under the authorization, management of the Company has discretion to purchase stock as market conditions warrant.

The Company's total debt at January 31, 1999 was $170.7 million, which was up substantially from the April 30, 1998 balance of $7.5 million and caused by the acquisition of Spandex. Net debt (total debt less cash and investments) was $153.8 million at January 31, 1999 versus a net cash position of $19.5 million at April 30, 1998. The ratio of net debt to total capital was 38.6 percent at January 31, 1999.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three- and nine-month periods ended January 31, 1999 increased $36 million (34.3 percent) and $134.9 million (43.5 percent), respectively, from the same periods last year. The increase reflected higher product sales, predominantly from the acquisitions of Spandex (increases of $35.6 million and $117.4 million in sales for three-
and   nine-month  periods  ended  January  31,   1999,   net   of
intercompany eliminations, respectively) and Coburn (increases of $14.3 million and $48 million in sales for the three- and nine-month periods ended January 31, 1999, respectively). The sale of the Company's imaging and inspection system product class in last year's fourth quarter was an offsetting factor ($9.6 million and $32.4 million in sales in the three- and nine-month periods ended January 31, 1998).

Adjusting for the business acquisitions and divestiture, combined sales and service revenue was lower in this year's third quarter and higher in this year's first nine months from the comparable
periods last year.   The decrease in  the  quarter  was  caused
predominantly by lower sales of the Company's automated cutting equipment in certain international markets (particularly Turkey,

<PAGE 16>

Southeast Asia, and Brazil). The year-to-date revenue growth came predominantly from higher sales of the Company's optical lens manufacturing systems.

Recently, the Company also experienced weakness in its optical lens manufacturing systems business, which was caused by softness in the prescription optical lens business, consolidation in both the retail and wholesale segments of the industry, and, to a lesser extent, the economic softness in Brazil. The Company's management took immediate action to resize its optical lens manufacturing business to account for the lower volume, which included reducing employee headcount and other initiatives. These actions are intended to eliminate approximately $8 million from costs and expenses next fiscal year.

Service revenue increased $1.5 million (14.6 percent) and $5.6 million (18.3 percent) from the prior year's three- and nine-month periods ended January 31, 1998, respectively, after adjusting for the elimination of the service revenue from the imaging and inspection systems products. These increases were caused by growth in the Company's service operations and by the acquisitions of Spandex and Coburn.

The  consolidated gross profit margin in this year's  first  nine months was 41.5 percent, which was lower than the prior year margin of 44.8 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins was related primarily to the inclusion of Spandex in the Company's financial statements in fiscal year 1999. As a distributor, Spandex historically had gross profit margins substantially lower than the Company's. However, Spandex's historical operating margins were incrementally higher than the Company's recent operating margins, owing in part to the absence of spending on research and development. Also reducing the comparative product gross profit margins in this year's third quarter and first nine months was the inclusion of Coburn. A larger percentage of Coburn's product mix comes from sales of aftermarket products (e.g., consumables), which have gross profit margins lower than equipment sales.

Service gross profit margins were lower in this year's third quarter and higher in this year's first nine months. The year-to-date increase was caused primarily by the elimination of the low service margins of the Company's imaging and inspection systems product class, which was included in last year's results. The third quarter comparison was affected by the heavier utilization of service personnel in the prior year to assist in new installation of automated cutting systems.

Selling, general, and administrative expenses in this year's third quarter and first nine months rose by $6.6 million and
$25.3 million from last year but declined as a percentage of revenue to 27.6 percent and 27 percent this year from 30.7 percent and 30.6 percent last year. The Spandex and Coburn

<PAGE 17>

acquisitions were the principal reasons for the dollar increase, while the sale of the imaging and inspection system product class was an offsetting factor. The amortization of the Spandex and Coburn acquisition goodwill ($1.9 million and $5.7 million in this year's third quarter and first nine months, respectively) was also a factor contributing to the overall dollar increase.

The Company continued to commit significant resources to research and the development of new products. However, the ratio of R&D to revenue declined significantly this year. R&D expense of $7.7 million in this year's third quarter and $23 million in the first nine months was roughly the same as the prior year. The ratio of R&D to revenue declined to 5.5 percent and 5.2 percent in the third quarter and first nine months this year, respectively, from
7.4 percent in the comparable periods last year. The lower current year ratio was caused by the higher revenue base from the Spandex acquisition without commensurate R&D expense as Spandex is predominantly a distribution company. In addition to the incremental expenses of Coburn, R&D dollar increases for the three- and nine-month periods ended January 31, 1999 were also related to the development of new sign making plotters and output devices ($0.1 million and $0.9 million, respectively) and automated cutting systems ($0.4 million and $1.2 million, respectively). These increases were offset by the elimination of the Company's imaging and inspection system product class. Management anticipates that this lower ratio of R&D expense to revenue will continue for the balance of the current year.

Compared to the prior year, other income in this year's third quarter was slightly higher, while lower for the nine months ended January 31, 1999. The year-to-year decrease related primarily to a prior year gain of approximately $1.6 million ($.04 per diluted share) from the final settlement of outstanding patent litigation.

Interest expense increased $2.5 million and $8.8 million in the three- and nine-month periods ended January 31, 1999 compared with the prior year periods. These increases were caused by significantly higher debt balances to finance the acquisition of Spandex. Most of these borrowings were against a $235 million revolving multi-currency credit facility. The interest rate on these borrowings is variable and is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term, plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

The provision rate for income taxes was 36.6 percent for the nine months ended January 31, 1999 compared with 32.1 percent in the comparable prior year period. The higher tax rate this year was primarily the result of the goodwill amortization related to the acquisitions of Spandex and Coburn, which is not deductible for Federal and state income tax purposes. The year-to-year increase in the provision rate also reflects the higher marginal income

<PAGE 18>

tax rates associated with higher levels of pre-tax earnings in the current year and the liquidation of the Company's investments in tax-exempt municipal securities.

Net earnings increased in this year's third quarter to $7 million or $.31 diluted earnings per share from $6.2 million or $.27 diluted earnings per share in last year's third quarter. For the first nine months, net earnings this year increased to $21.5 million or $.93 per diluted share compared with $16.3 million or $.70 per diluted share last year. Earnings per share in last year's first quarter and nine months included $.04 per diluted share from the patent litigation settlement.

YEAR 2000

The Company recognizes the business risks posed by the Year 2000 computer date issue. The Company continues to make this issue a top business priority and is actively working to control the associated risks. Each Gerber Scientific business unit has project teams to address the impact of the Year 2000 on their products and facilities, internal systems, key suppliers, and customers. These project teams are responsible for Year 2000 awareness, assessment, remediation, testing, contingency planning, and reporting to business unit senior management. In addition, the Company has a Year 2000 Corporate Oversight Committee that reports to Executive Management and to the Board of Directors.

The Company has completed its Year 2000 awareness and assessment phases. The Company is in the process of carrying out the remediation and testing phases, which are expected to be substantially completed by May 1, 1999.

Testing of manufactured products, including internally developed software, has been completed. The results of this testing are being communicated to customers through the Company's web sites.

Some of the Company's internal systems are third party software packages which were implemented without modification. In these instances, only software upgrades were required for Year 2000 remediation, which are now being tested. Additionally, the Company is implementing an enterprise resource planning system across each of its businesses. Although this system implementation is a direct result of a key management initiative to install improved business processes, it also enables the remediation of certain legacy systems in one business that are not Year 2000 compliant.

The Company is also taking steps to understand the Year 2000 risks of its significant suppliers and customers. As part of that process, the Company sent questionnaires to third parties and is analyzing the responses. Further analysis, including site visits, will be conducted as necessary. The Company is working directly with its key suppliers and customers to avoid any

<PAGE 19>

business interruptions. As issues arise in this analysis, contingency plans are being developed. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 plans will be successfully completed in a timely manner.

Year 2000 expenditures, which are not expected to be material, are planned to be incurred by April 30, 1999 and funded through operating cash flows. The schedule for completion and the estimated associated costs are based on management's estimates, which include assumptions of future events. There can be no assurance that the Company and its suppliers and customers will be fully Year 2000 compliant by January 1, 2000. The Company, therefore, could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness, and other business interruptions. Accordingly, the Company is developing contingency plans to address potential issues, which include identification of alternate suppliers. The ultimate effects on the Company or its suppliers or customers of not being fully Year 2000 compliant is not reasonably estimable. However, the Company believes its Year 2000 remediation efforts, together with the diverse nature of its businesses, help reduce the potential impact of noncompliance to levels that will not have a material adverse impact on its financial position, results of operations, or cash flows.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 2, 2002. The Company has begun to identify and ensure that all Euro conversion compliance issues are addressed. At this time, the Company cannot predict the impact of the Euro conversion because of numerous associated uncertainties, such as the effect on the Company of noncompliance by third parties.

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


<PAGE 20>

                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3.1) Restated Certificate of Incorporation of the Company.

     (3.2) Restated By-Laws of the Company.

     (15)  Letter    regarding   unaudited   interim    financial
           information.

     (27)  Financial data schedule.

(b)  Reports on Form 8-K

     No Form 8-K was filed during the quarter for which this report is filed.

<PAGE 21>

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               GERBER SCIENTIFIC, INC.
                              ------------------------
                                    (Registrant)




Date:   March 1, 1999       By:  /s/ Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 and Principal Financial Officer

<PAGE 22>

                          EXHIBIT INDEX




Exhibit Index
    Number                    Exhibit                       Page
-------------                 -------                       ----

     3.1        Restated Certificate of
                Incorporation of the Company.*

     3.2        Restated By-Laws of the Company.*

      15        Letter  Regarding Unaudited  Interim
                Financial Information.*

      27        Financial Data Schedule.*




*Filed herewith.