Form 10-K
period 1999-04-30
GERBER SCIENTIFIC INC
filed 1999-07-26
CIK 41133

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

            (Mark One) Annual Report   / X /  (Fee Required) or
               Transition Report   /   /  (No Fee Required)
                      Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 1999     Commission File No. 1-5865

                          GERBER SCIENTIFIC, INC.
          (Exact name of Registrant as specified in its charter)

              Connecticut                           06-0640743
    -------------------------------       ------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)           Identification Number)

          83 Gerber Road West
           South Windsor, CT                          06074
    -------------------------------       -------------------------------
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:  (860) 644-1551
============================================================================
Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each Exchange
         Title of each class                 on which registered
--------------------------------------  --------------------------------
  Common Stock, par value $1.00 per        New York Stock Exchange
                share

At June 30, 1999, 22,157,568 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $429,354,000. Excluded from this amount is voting stock having an aggregate market value of approximately $59,497,000 (representing 12.2% of the outstanding voting stock), which is owned, directly or in trust, by the family of H. Joseph Gerber, the Company's founder, and by the other members of the Company's Board of Directors, who are deemed affiliates for purposes of this computation.

Securities registered pursuant to Section 12(g) of the Act: None
============================================================================
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.______.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /.

<PAGE 2>

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

  (1)  1999 Annual Meeting Proxy Statement (Parts I, III, and IV)

<PAGE 3>

                     GERBER SCIENTIFIC, INC.

                     Index to Annual Report
                          on Form 10-K
                    Year Ended April 30, 1999


PART I                                                       PAGE

Item  l.    Business                                          4
Item  2.    Properties                                       13
Item  3.    Legal Proceedings                                14
Item  4.    Submission of Matters to a Vote of
            Security Holders                                 14
            Executive Officers of the Registrant             14


PART II

Item  5.    Market for the Registrant's Common Equity
            and Related Stockholder Matters                  14
Item  6.    Selected Financial Data                          15
Item  7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations    17
Item 7a.    Quantitative and Qualitative Disclosures About
            Market Risk                                      33
Item  8.    Financial Statements and Supplementary Data      34
Item  9.    Changes in and Disagreements with Auditors
            on Accounting and Financial Disclosure           66


PART III

Item 10.    Directors and Executive Officers of the
            Registrant                                       66
Item 11.    Executive Compensation                           68
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                            68
Item 13.    Certain Relationships and Related
            Transactions                                     68

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              68
            Signatures                                       71

<PAGE 4>

                     GERBER SCIENTIFIC, INC.

PART I

ITEM 1.  BUSINESS.

     Gerber Scientific, Inc., a Connecticut corporation incorporated in 1948, is a holding company providing corporate management services and financial resources to its subsidiaries. As used herein, the term "Company" means Gerber Scientific, Inc. and, unless the context indicates otherwise, its subsidiaries. The Company's subsidiaries are Gerber Scientific Products, Inc.
(GSP); Spandex PLC (Spandex); Gerber Technology, Inc. (GT); and Gerber Coburn Optical, Inc. (GC).

     Gerber Scientific, Inc. is a leading global supplier of intelligent manufacturing systems. The Company provides diverse industries with innovative computer-based systems, equipment, software, and aftermarket supplies that generate high-quality, mass-customized products at a competitive cost. As a result, the Company is a market leader in each of three operating segments: sign making and specialty graphics; apparel and flexible materials; and ophthalmic lens processing.

     The Company's principal manufacturing and administrative facilities are located in Connecticut. The Company also has foreign subsidiaries in numerous locations that provide marketing and field service support for the Company's products.

     As  of  April 30, 1999, the Company had approximately  2,700 regular, full-time employees.

Acquisitions and Divestiture
----------------------------

      The Company continually evaluates acquisition opportunities to strengthen its market leadership positions. Over the last five years, the Company has completed five acquisitions, which it believes increase its potential for additional growth. Last year, the Company also sold its imaging and inspection systems business to focus on its leadership positions in its other businesses. A summary of these acquisitions and divestiture follows.

     On May 5, 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK. Spandex was the largest distributor of equipment and related materials to the sign making industry in Europe. The purchase price was approximately $173 million. In addition, Spandex had approximately $11.6 million in outstanding debt that was assumed.

      As of March 31, 1998, the Company sold its imaging and inspection systems product class to the BARCO Group of Belgium for $25 million in cash plus contingent future royalties. This product class developed, manufactured, marketed, and serviced

<PAGE 5>

interactive imaging and inspection systems for the electronics and commercial printing industries.

      On February 27, 1998, Gerber Optical, Inc., a wholly owned subsidiary of the Company, acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn) of Muskogee, Oklahoma, and subsequently merged with Coburn. The company was renamed Gerber Coburn Optical, Inc. The purchase price, including the costs of acquisition and the repayment of Coburn's outstanding debt, was approximately $63 million. Coburn is a leading manufacturer and international distributor of a broad range of ophthalmic lens processing equipment and related supplies used in the production of eyeglass lenses. GC has continued to develop, manufacture, market, and support the Coburn product lines.

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

      On September 1, 1994, GT acquired the outstanding stock of Microdynamics, Inc., (Microdynamics) of Dallas, Texas and subsequently merged that company into GT. The Microdynamics purchase price was approximately $8.5 million. Microdynamics was a leading supplier of computer-aided design, graphic design, and product management systems for the apparel, footwear, and other sewn goods industries. GT has continued to develop, manufacture, market, and support the Microdynamics product lines.

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

Operating Segments
------------------

      The Company conducts its business through three principal operating segments. These operating segments, their principal products and services, and a description of their principal methods of distribution follows. Other relevant information regarding the Company's measurement of segment profit or loss and segment assets; factors used to identify reportable segments; and the financial information required by Item 1 relating to the reportable segments are included in Part II, Item 8, Note 17, "Segment Reporting" of the "Notes to Consolidated Financial

<PAGE 6>

Statements" appearing on page 59 of this Form 10-K.

SIGN MAKING AND SPECIALTY GRAPHICS

      GSP and Spandex comprise the Company's sign making and specialty graphics operating segment.

      GSP is a world leader in the development and manufacture of computerized sign making and specialty graphics systems, software, materials, and accessories. Digital design, printing, and production products are integrated to provide customers with comprehensive engineered solutions for color printing and dimensional signage. GSP also develops and supplies quality state-of-the-art aftermarket materials to maximize equipment performance and output.

      GSP produces a full range of color digital imaging systems, automated lettering systems, software, plotters, and routers for the design and production of signs and graphic arts on adhesive-backed vinyls and other materials. The Company's color digital imaging systems create continuous length, durable, professional-quality text and graphics, including complicated halftones, multiple colors, and process four color images directly on sign vinyl. GSP's aftermarket supplies include a wide variety of adhesive-backed vinyls, translucent vinyl films, color foil cartridges, reflective sheeting, masking film, sandblast stencil, heat transfer flock, and specialty and screenprinting films.

      The end market for GSP's products includes sign shops and graphic arts professionals. GSP distributes its products to independent distributors for resale by them to the end market, except for sales to the Company's wholly-owned subsidiary Spandex, which sells directly to end users. The acquisition of Spandex added to the Company the leading global distributor of high-performance software, equipment, and related materials and components to the sign making and specialty graphics industry. The largest company of its kind in the world, Spandex is responsible for the sales, marketing, and support of GSP's sign making software, systems, and accessories in Europe and Canada. In addition to GSP products, Spandex offers a broad inventory of specialty sign making materials. These include self-adhesive vinyl, banner materials, specialist sign making films, application tapes, and sign blanks and substrates, as well as extruded aluminum sign systems and plastic components. Additionally, a subsidiary of Spandex produces self-adhesive vinyl films for the sign and allied industries and labels films for the packaging markets.

APPAREL AND FLEXIBLE MATERIALS

      GT comprises the Company's apparel and flexible materials operating segment. GT is a world leader in advanced computer-aided design and manufacturing systems for producing industrial, commercial, and retail sewn goods. GT produces computer-

<PAGE 7>

aided design, pattern-making, and marker-making systems; computer-
controlled material spreading and cutting systems;   and  several
related   hardware  and  software  systems.   GT  also   provides
maintenance services for a substantial portion of the systems  it
produces.    These  integrated  hardware  and  software   systems
significantly   improve  the  efficiency  of   information   data
management, product and pattern design, grading and marker making, fabric spreading and cutting, and material handling processes. They also are used to manufacture products formed by flexible materials, such as luggage, toys, marine products, and composites.

     GT's computer-aided design, pattern-making, and marker-making (nesting) systems automate the design, pattern-making, pattern-grading (sizing), and marker-making functions. This improves the efficiency of material usage in the apparel, furniture, luggage, automotive, aerospace, sheet metal, composites, and other industries. Among the software products GT produces is a product data management system that provides a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process, along with production and quality requirements. GT's material spreading systems enhance cutting room efficiency by automating the preparation of multiple layers of material for the cutting table. GT's computer-controlled cutting systems accurately cut parts out of single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass, and advanced composite materials, quickly, efficiently, and with more precision than the traditional methods of hand cutting or die cutting.

     The market for GT's products include the apparel, aerospace,
automotive,  furniture, and other industries.   GT  products  are
sold through its worldwide distribution network and through independent sales representatives and agents.

OPHTHALMIC LENS PROCESSING

      GC comprises the Company's ophthalmic lens processing operating segment. The company's equipment, software, systems, and accessories are utilized in all aspects of surfacing and coating prescription eyewear lenses, and in the machining of eyeglass lens blanks to fit patient frames. As a world leader in ophthalmic lens processing systems, GC develops, manufactures, and distributes a wide range of fully integrated, computer-based laboratory production solutions to ophthalmic professionals around the world.

     GC's production solutions replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels and increasing productivity. The company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating, and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the company's processing

<PAGE 8>

software.    GC   also  provides  maintenance  services   for   a
substantial portion of the systems it produces and sells.

     The markets for GC's products include independent wholesale eyeglass processing laboratories, "super-optical" retail stores with on-site processing facilities, retail chains with central
processing    laboratories,    and   independent    opthalmologists,
optometrists, and opticians. GC products are sold through its direct worldwide distribution network.

     The Coburn acquisition in February 1998 broadened the Company's product markets to include the manufacturers of both plastic and glass lenses. Also gained through Coburn was a significant consumables and spare parts business, a direct worldwide distribution network, which extended the Company's geographic reach, and an established field service organization. The consumable and spare parts business includes lens polishing pads, tinting chemicals, coatings, and miscellaneous tools.

Other Matters Relating to the Corporation's Business as a Whole
---------------------------------------------------------------

RESEARCH AND DEVELOPMENT

     The Company continues to emphasize technological development with research and development programs designed to create new software and hardware products, improve existing products, and modify products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 1999, 1998, and 1997 were $31,468,000, $31,810,000, and
$30,415,000, respectively. The Company's sign making and specialty graphics operating segment also received and expended approximately $56,000, $213,000, and $736,000 for the years ended April 30, 1999, 1998, and 1997, respectively, for customer-funded research and development projects.

MARKETING

     Most of the Company's product sales are to end users and are sold through the Company's direct sales force in the United States, subsidiaries in Europe, Canada, Mexico, Australia, New Zealand, Singapore, and China, and independent sales representatives and agents in various parts of the world. The Company's sign making and specialty graphics systems are sold principally to independent distributors for resale by them, except for sales to Spandex, which are resold by Spandex directly to end users. Domestic sales personnel are located in a number of cities, including Hartford, New York, Atlanta, Chicago, Dallas, Los Angeles, and Miami. The Company has foreign subsidiaries that provide marketing and field service support for the Company's products. These are located in Belgium, Germany, Holland, Italy, France, Portugal, the United Kingdom, Sweden, Canada, Mexico, Australia, New Zealand, Singapore, Hungary, Slovakia, Spain, Switzerland, Austria, the Czech Republic, and

<PAGE 9>

China.   The  Company's foreign subsidiaries act  both  as  sales
representatives on a commission basis and as distributors, depending upon the product and the territory involved.

RAW MATERIALS

     The Company purchases materials, such as computers, computer peripherals, electronic parts, hardware, and sheet metal from numerous suppliers. Many of these materials are incorporated directly into the Company's manufactured products, while others require additional processing. In some cases the Company uses only one source of supply for certain materials, but to date the Company has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect the Company's business. The Company believes that, if required, it could develop alternative sources of supply for the materials that it uses. In the near term, the Company does not foresee the unavailability of materials, components, or supplies that would have any material adverse effect on its overall business, or on any of its operating segments.

PATENTS AND TRADEMARKS

      The Company owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While the Company considers that such patents and patent applications as a group are important to its operations, it does not consider that any patent or group of them related to a specific product or system is of such importance that the loss or expiration thereof would have a materially adverse effect on its business or segments thereof.

      The  Company  believes  that  its  success  depends,  to  a
significant   extent,   on  the  innovative   skills,   technical
competence, and marketing abilities of its personnel.

      The Company also has registered trademarks for a number of its products. Trademarks do not expire when continued in use and properly protected.

SEASONALITY

       No  segment  of  the  Company's  business  is  subject  to
significant   seasonal  fluctuation.   Sales  of  the   Company's
aftermarket supplies for its sign making and specialty graphics operating segment can be affected by the weather in the winter months. These aftermarket supplies are used primarily for production of outdoor signage.

<PAGE 10>

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

CUSTOMERS

      The Company's customers are primarily end-users, except in the sign making and graphic arts segment, for which the Company's customers are predominantly independent distributors. Spandex, an acquisition that is included in this segment, sells directly to end users. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 1999, 1998, or 1997. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's business or segments thereof.

BACKLOG

       The  Company's  backlog  of  orders  considered  firm  was approximately $50,800,000 at April 30, 1999, compared with $51,700,000 at April 30, 1998. Substantially all the backlog at April 30, 1999, is scheduled for delivery in fiscal 2000. The Company records as backlog firm orders from customers for delivery at specified dates. Historically, the Company has experienced few cancellations of orders.

     The Company's backlog for the years ended April 30, 1999 and 1998 were attributed to the Company's reportable segments as follows (in thousands):

   Reportable Segment:                   4/30/99    4/30/98
   ----------------------------------    -------    -------
   Sign Making and Specialty Graphics    $ 6,100    $ 6,200
   Apparel and Flexible Materials         41,400     38,800
   Ophthalmic Lens Processing              3,300      6,700
                                         -------    -------
   Total                                 $50,800    $51,700
                                         =======    =======

<PAGE 11>

COMPETITION

      The Company competes in a variety of markets and with a variety of other companies. In the markets the Company serves, the principal competitive factors are product performance, price, customer support, and company reputation.

     The Company holds the predominant market position in the marketplace for computer-controlled sign making and specialty graphics systems. The Company pioneered the development of these technologies, holding several key related patents. While there has been an increase in the number of companies marketing competing products, the Company believes that none have been able to match the combined product, marketing, and selling/distribution strength of the Company.

      The Company believes that it is the largest worldwide supplier to the apparel and flexible materials industries of computer-controlled limp material cutting systems and pattern-making, grading, and nesting systems. There is worldwide competition in these markets, and certain competing companies have become significant suppliers. Certain of these competitors have marketed cutting equipment that infringed the Company's patents, and the Company has received favorable settlements from such competitors.

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

OTHER RISK FACTORS

      The  Company  is  subject to the usual  risks  involved  in
international  sales,  which  include  unfavorable  economic   or
political conditions in foreign countries, restrictive trade policies imposed by foreign governments, restrictions on the
transfer   of   funds,   and  foreign  currency   exchange   rate
fluctuations.   The  Company's export sales have  generally  been
made in U.S. dollars, except for certain products and territories (principally in Western Europe), where the Company has made sales in local currencies. The Company has a program to hedge certain local currency sales through the use of forward foreign currency exchange contracts.

<PAGE 12>

     To hedge the effect of unfavorable foreign currency fluctuations, the Company was party to approximately $10 million in forward exchange contracts at April 30, 1999 providing for the delivery by the Company of various foreign currencies in exchange for others over the succeeding months. The counterparties to these contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties.

     Management currently believes that the diversification of the Company's businesses across multiple industries and geographically throughout the world has helped, and should continue to help, limit the effect of adverse conditions in any one industry or the economy of any country or region on the consolidated results of the Company. There can be no assurance, however, that the effect of adverse conditions in one or more industries or regions will be limited or offset in the future.

      A discussion of the potential exposure to the Company arising from the need to modify computer systems for the transition to the Year 2000, and the steps being taken by the Company to address these matters, is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Year 2000" on page 30 of this Form 10-K.

      A discussion of the potential impact on the Company of the introduction of the "euro" as a common currency of the member countries of the European Economic and Monetary Union is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Euro Conversion" on page 31 of this Form 10-K.

Cautionary Note Concerning Factors That May Affect Future Results
-----------------------------------------------------------------

     This report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

<PAGE 13>

- the effect of economic downturns or growth in particular regions,
- the effect of changes in the level of activity in particular industries or markets,
-    the anticipated uses of cash,
-    the scope or nature of acquisition activity,
-    prospective product developments,
-    cost reduction efforts,
-    the outcome of contingencies,
-    the impact of Year 2000 conversion efforts, and
-    the transition to the use of the euro as a currency.

       All   forward-looking   statements   involve   risks   and
uncertainties that may cause actual results to differ  materially
from   those   expressed  or  implied  in   the   forward-looking
statements.  For additional information identifying factors  that may cause actual results to vary materially from those stated  in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on
Form 10-K for fiscal year 1999 includes important information as to risk factors in the "Business" section under the headings
"Operating   Segment"  and  "Other  Matters   Relating   to   the
Corporation's Business as a Whole."

ITEM 2.  PROPERTIES.

      The  Company's  principal operations are conducted  in  the following facilities:
                                                Square
Type of Facility             Location           Footage
--------------------         -----------------  --------
Manufacturing/office (O)     South Windsor, CT  412,000
                              (3 sites)
Manufacturing/office (O)     Tolland, CT        252,000
Manufacturing/office (O)     Manchester, CT     118,000
Manufacturing/office (O)     Muskogee, OK       144,000
Manufacturing/office (O)     Lancaster,          55,000
                             England
Manufacturing/office (L)     Ikast, Denmark      64,000
Manufacturing/office (L)     Marblehead, MA      32,000
Service/office (O)           Richardson, TX      68,000
Warehouses/sales and
service offices (O)          Bristol, England   120,000
Warehouses/sales and
service offices (O)          Various             94,000
Warehouses/sales and
service offices (L)          Various            414,000
-----------------------
(O) Company-owned
(L) Leased

<PAGE 14>

      Management believes that the Company's present facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

     The  Company's  leases for warehouse and sales  and  service
office  space  are  generally on short-term bases.   Rentals  for
leased facilities aggregated $3,967,000 in the fiscal year  ended
April 30, 1999.

      The Company owns substantially all of the machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 1999, the aggregate rental under such leases was $2,233,000. The Company fully utilizes such machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

      Various lawsuits, claims, and governmental proceedings are pending against the Company. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

      Other relevant information regarding legal proceedings is included in Part II, Item 8, Note 10, "Litigation Award," of the
"Notes to Consolidated Financial Statements" appearing on page 49 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended
April 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      Included  in  Part III, Item 10, "Directors  and  Executive
Officers  of the Registrant," appearing on page 66 of  this  Form
10-K.

PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND  RELATED
          STOCKHOLDER MATTERS.

      The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." Shareholders of record totaled 1,430 at April 30, 1999. The other information required by
Item  5  is  included  in Part II, Item 8, Note  20,   "Quarterly
Results (Unaudited)" of the "Notes to Consolidated Financial Statements" appearing on page 65 of this Form 10-K.

<PAGE 15-16>

ITEM 6.  SELECTED FINANCIAL DATA.

                                For years ended April 30
                     ----------------------------------------------
In thousands except
per share amounts        1999      1998     1997      1996     1995
-------------------  --------  -------- --------  -------- --------

Sales and service
 revenue             $594,618  $430,480 $380,917  $359,120 $322,708

Net earnings before
  non-recurring
 special charge 1      29,580    23,685   16,009    19,868   18,111

 Per common share
  Basic                  1.31      1.04      .69       .85      .76
  Diluted                1.29      1.02      .69       .84      .76

Net earnings 2-3       29,580     7,385   16,009    19,868   18,111

 Per common share
  Basic                  1.31       .32      .69       .85      .76
  Diluted                1.29       .32      .69       .84      .76

Cash dividends per
 common share             .32       .32      .32       .32      .30

Total assets          542,260   338,767  325,215   312,988  324,428

Long-term debt        173,338     6,953    7,145     7,338    7,531

Shareholders' equity $243,331  $230,914 $248,021  $239,298 $237,302

Weighted average
 common shares
 outstanding
  Basic                22,590    22,800   23,250    23,463   23,796
  Diluted              23,011    23,331   23,365    23,689   23,950

   See "Summary of Significant Policies and Notes to Consolidated Financial Statements" appearing on pages 43 through 66 of the Company's fiscal year 1999 Annual Report to Shareholders for a description of any acquisitions or sales of businesses materially affecting the comparability of the information reflected in the"Selected Financial Data" required by Item 6.

1 Fiscal year 1998 excludes a non-recurring special charge of $16,300,000 ($.70 diluted earnings per share) from the write-down of certain assets on the sale of the Company's Gerber Systems unit. Gerber Systems represented the Company's imaging and inspection systems product class.

2 Net earnings for the year ended April 30, 1998 included the non-recurring special charge discussed in note 1 above and a gain of approximately $1,000,000 ($.04 diluted earnings per share) from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France.

3 Net earnings for the year ended April 30, 1997 included a gain of $1,032,000 ($.04 diluted earnings per share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

<PAGE 17>

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

For years ended April 30, 1999, 1998, and 1997
------------------------------------------------------------------
RESULTS OF OPERATIONS

     In May 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex). Accordingly, Spandex was included in the Company's consolidated balance sheet at April 30, 1999 and in the Company's results from operations and cash flows for the twelve-month period ended April 30, 1999.

     In February 1998, the Company acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn). Coburn was included in the Company's consolidated balance sheet at April 30, 1999 and 1998 and in the Company's results from operations and cash flows for the twelve-month period ended April 30, 1999 and the two months ended April 30, 1998.

     In March 1998, the Company sold its Gerber Systems unit, which comprised the Company's imaging and inspection systems product class. As a result, the Company's April 30, 1998 balance sheet and the fiscal year 1999 consolidated financial statements do not include any Gerber Systems activity.

Revenue - 1999 vs. 1998
-----------------------

     Consolidated revenue in 1999 was $594.6 million, an increase of $164.1 million or 38.1 percent from $430.5 million in 1998. The increase in 1999 reflected both higher product sales and service revenue. Each of the Company's operating segments experienced sales growth in 1999, except for the Company's apparel and flexible materials segment.

     The increases reflected higher revenue from the acquisitions of Spandex and Coburn (incremental increases of $155.0 million and $50.7 million, respectively, for the twelve-month period ended April 30, 1999, net of intercompany eliminations). The sale of the Company's imaging and inspection systems product class in last year's fourth quarter was an offsetting factor ($37.4 million in sales in fiscal year 1998).

      Adjusting for the acquisitions and divestiture, combined sales and service revenue was lower this year compared with last year. The decrease in revenue in the apparel and flexible materials operating segment in the year was caused predominately by lower sales of the Company's automated cutting equipment in certain international markets (particularly Turkey, Southeast Asia, and Brazil). Strong sales into Mexico was an offsetting factor for this segment.

     The Company also experienced weakness in its ophthalmic lens

<PAGE 18>

processing operating segment in 1999. This was caused by softness in end sales of prescription optical lenses, consolidation in both the retail and wholesale segments of the industry, and, to a lesser extent, the economic weakness in Brazil. The Company's management took actions to resize the optical  lens  manufacturing business to account  for  the  lower volume, which included reducing employee headcount and other initiatives. These actions are intended to eliminate approximately $8 million from costs and expenses in the next fiscal year.

      Combined sales and service revenue for the sign making and specialty graphics operating segment was slightly higher this
year  compared  with  last  year.       Sales  of  the  Company's
aftermarket supplies increased in 1999 compared with 1998, especially in the sign making and specialty graphics segment. Demand for consumables for the GERBER EDGE, a digital imaging system for color printing directly on sign vinyl, was the principal factor.

      Service revenue increased $8.6 million (21.3 percent) in 1999, after adjusting for the elimination of the service revenue from the imaging and inspection systems product class. This increase was caused principally by growth in the Company's service operations, and also by the acquisitions of Spandex and Coburn.

      On a geographic basis, sales gains were realized in 1999 in the North American, Latin American, and European markets. Acquisitions were a major factor - Spandex's sales to Canada and Europe added $12.7 million and $130.1 million, respectively, and Coburn's sales to North America, Latin America, and Europe added $30.1 million, $3.9 million, and $8.8 million, respectively. After adjusting for the business acquisitions and divestiture, sales to European and Latin American customers were $9.5 million and $9.3 million higher, respectively, due to an increase in demand for the Company's apparel and flexible materials systems. These increases were somewhat offset by lower sales of apparel and flexible materials systems in certain international markets, including Southeast Asia and Turkey. In 1999, sales to Pacific and Far East customers were $11.5 million lower than 1998, and sales to Middle Eastern customers were $6.9 million lower than 1998.

Revenue - 1998 vs. 1997
---------------------------

     Consolidated revenue in 1998 was $430.5 million, an increase of $49.6 million or 13 percent from $380.9 million in 1997. The increase in 1998 reflected higher product sales and a slight increase in service revenue. Each of the Company's operating segments experienced sales growth in 1998, except for the Company's imaging and inspection systems product class, which was sold in March 1998. Consolidated revenue was also bolstered by acquisitions in 1998. Gerber Technology's (GT) Cutting Edge [registered trademark], an acquisition in the fourth quarter of 1997, and Coburn Optical Industries, Inc., an acquisition in the fourth

<PAGE 19>

quarter of 1998, incrementally  added  $16.5 million and  $12.5 million  to  1998 sales.

     The largest increase in product sales occurred in the Company's apparel and flexible materials operating segment. Significant increases within this operating segment came from GERBERcutter fabric cutting systems and fabric spreading systems. Also contributing were higher sales of related software products, including a product data management system that provides a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process, production, and quality requirements.

     Product sales also increased in 1998 from sales of the Company's lens edge finishing systems to both the optical retail chains and the wholesale optical laboratories. The Company benefited from higher demand in these markets for its complete lab system. Another developing market was independent eyewear practitioners (ophthalmologists, optometrists, and opticians). Sales to this market, as well as sales to the wholesale optical laboratories, were generated from the Company's strategic distribution alliance with a major, vertically integrated lens manufacturer.

     Higher  sales of the Company's aftermarket supplies for  the
sign   making  and  specialty  graphics  operating  segment  also contributed to the 1998 sales increase. GERBER EDGE consumables were the principal cause.

     The revenue decrease in the imaging and inspection systems product class in 1998 was caused by lower shipments of computer-to-plate imaging systems for the commercial printing industry and the inclusion of less than a full year's results (eleven months) in the Company's consolidated results of operations. This was partially offset by higher shipments of OEM-supplied equipment for the electronics industry.

     On a geographic basis, sales gains were realized in 1998 in each of the Company's major geographic markets - U.S., Europe, Far East, and other international. Most notably, export sales to European customers improved significantly, up $7.7 million from the previous year to $76.1 million. This increase was the continuation of a stronger shipment trend that began in the second half of fiscal 1997. In total, export sales from the United States in 1998 were $165.6 million, 11.1 percent higher than the prior year, and represented 38.5 percent of total revenue compared with 39 percent in both 1997 and 1996.

Revenue - 1997 vs. 1996
-----------------------

     Consolidated revenue in 1997 was $380.9 million, an increase of $21.8 million or 6.1 percent from $359.1 million in 1996. The increase in 1997 reflected higher product sales and a slight

<PAGE 20>

increase  in  service  revenue.  Each of the Company's  operating segments experienced sales growth in 1997, except for the Company's apparel and flexible materials operating segment. The decrease in this segment was caused by relative weakness in demand from the apparel industry for fabric cutting systems, which occurred in the first half of the 1997 fiscal year.

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

     Product sales gains were also realized in 1997 from sales of the Company's optical lens manufacturing systems to both the optical retail chains and the wholesale optical laboratories. In particular, the opening of new retail stores, as well as the conversion of existing stores, led to higher demand for the Company's complete lab system. The Company's initial strategic distribution alliance with a major, vertically integrated lens manufacturer contributed to higher sales to the wholesale optical laboratories.

     In the second half of 1997, the Company experienced stronger demand, especially from the U.S. and certain international markets, for its products in the apparel and flexible materials operating segment. Also contributing were higher sales of related software products, including a product data management system.

     Slightly affecting 1997 comparability was the Company's acquisition of Cutting Edge, Inc. (Cutting Edge) in February 1997, which added $2.3 million to 1997 fourth quarter and annual revenue. Cutting Edge manufactures high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries.

     Geographically, sales gains were realized in 1997 in each of the Company's major markets. Export sales to the Far East improved significantly, up $5.9 million from the previous year to $42.4 million, as all of the Company's product classes had increased sales in that market in 1997. Export sales to Latin America were also up. The increase in Latin American exports was largely a result of increased demand for the Company's computer-controlled pre-production, design, manufacturing, spreading and unit production systems for the apparel and flexible materials industries. In total, export sales from the United States in 1997 rose $10.4 million, or 7.5 percent, from the previous year and represented 39 percent of total revenue.

<PAGE 21>

Gross Margins
-------------

     The overall gross profit margin in 1999 was 41.3 percent, which was lower than the prior year margin of 44.8 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins (41.4 percent in 1999 compared with 45.9 percent in 1998) was related primarily to the inclusion of Spandex in the Company's financial statements in fiscal year 1999. As a distributor, Spandex historically had gross profit margins substantially lower than the Company's. However, Spandex's historical operating margins were incrementally higher than the Company's recent operating margins, owing in part to the absence of spending on research and development. Also reducing the comparative product gross profit margins in 1999 was the inclusion of Coburn. A larger percentage of Coburn's product mix has historically come from sales of aftermarket products (e.g., consumables), which generally have gross profit margins lower than equipment sales. Compared with 1998, lower margins were also earned by the Company's apparel and flexible materials segment in 1999, caused in part by price discounting on sales of cutting and marker-making systems to the apparel industry, and in part by the weakening European currencies that occurred later in the year.

     Service gross profit margins were higher in 1999 than in the prior year. The increase was caused primarily by the elimination in 1999 of the low service margins of the Company's imaging and inspection systems product class, which was included in 1998's results.

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

<PAGE 22>

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

Selling, General & Administrative Expenses
-------------------------------------------

     Selling, general and administrative (S, G & A) expenses were $158.9 million (26.7 percent of revenue) in 1999, which compared with $129.8 million (30.2 percent of revenue) in 1998 and $120.1 million (31.5 percent of revenue) in 1997. The Spandex and Coburn acquisitions were the principal reasons for the dollar increase in 1999 over 1998. The amortization of the Spandex and Coburn acquisition goodwill ($5.6 million and $1.9 million, respectively) was also a factor contributing to the overall dollar increase in 1999. The elimination of the S, G & A associated with the imaging and inspection systems product class was an offsetting factor.

     The year-to-year S, G & A expense increases in 1998 and 1997 related primarily to the higher sales volumes. Significant marketing expenses associated with the introduction of computer-to-plate imaging systems for the commercial printing and graphic arts industries affected 1998 and 1997 S, G & A expenses. Increased expenses in 1998 were also caused by higher marketing expenses associated with major trade shows, the inclusion of the first full year of Cutting Edge expenses, and the inclusion of two months of Coburn expenses. Partially offsetting these increases was the effect of a cost reduction program implemented at the Company's Gerber Technology subsidiary.

Research and Development Expenses
---------------------------------

     The Company has historically committed significant resources to research and the development of new products and strives to maintain a leading position in automation technology in the various markets it serves.

     In 1999, the Company continued to commit significant resources to research and the development of new products, although the ratio of research and development (R&D) expenses to revenue declined significantly. R&D expense of $31.5 million in 1999 was roughly the same as the prior year. However, the ratio of R&D to revenue declined to 5.3 percent this year from 7.4 percent last year. The lower current year ratio was caused by growth in the revenue base from the Spandex acquisition without commensurate R&D expense. Spandex is predominantly a

<PAGE 23>

distribution   company  and  does  not  incur   R&D.   Management
anticipates that the lower ratio of R&D expense to revenue experienced in 1999 will continue. In addition to the incremental expenses of Coburn, R&D dollar increases in 1999 were also related to the development of new sign making plotters and output devices ($0.8 million) and automated cutting systems ($1.8 million). These increases were offset by the elimination of the Company's imaging and inspection system product class.

     R&D expenses increased in 1998 although they represented 7.4 percent of revenue in 1998 compared with 8 percent of revenue in 1997. The dollar increase related to increased development of new computer-controlled sign making and graphic arts systems ($1.7 million), ophthalmic lens manufacturing systems ($1.2 million), and the inclusion of the expenses of Cutting Edge ($0.8 million). Partially offsetting these were decreased development expenses for interactive imaging and inspection systems ($2.2 million). R&D expenses in 1997 were higher than in 1996 due largely to the increased development of new interactive imaging and inspection systems ($1.9 million). Also contributing to higher R&D levels in 1997 were the development of new sign making plotters ($1.4 million) and new Windows-based software products for the Company's optical lens manufacturing systems ($1 million).

Non-Recurring Special Charge
----------------------------

     In the fourth quarter of fiscal year 1998, the Company recorded a $25 million pre-tax charge related to the write-down of certain assets of the Company's Gerber Systems unit. Gerber Systems comprised the Company's imaging and inspection systems product class, which was sold to the BARCO Group of Belgium as of March 31, 1998 for $25 million in cash plus contingent future royalties. The special charge reflected the write-down of inventory, accounts receivable, and other items. The special charge amounted to approximately $16.3 million after taxes or $.70 per share on a diluted basis.

Interest Expense
----------------

     In 1999, interest expense increased significantly to $11.5 million from $0.7 million in 1998. This increase was caused by significantly higher debt balances that financed the acquisition of Spandex. Most of these borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is variable and is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term, plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

     In  April  1999, the Company entered into an  interest  rate

<PAGE 24>

swap contract with an initial notional amount of $62 million that decreases ratably to $32 million over a four-year term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the U.S. dollar denominated portion of the Company's borrowings. The interest differential paid or received under this contract will be recognized as an adjustment to the effective yield of the underlying borrowing hedged. The combination of the swap and the credit facility pricing results in a net cash outflow equal to an interest rate range of 5.7 percent to 6.1 percent, depending on the margin on the credit facility. In addition to the credit facility, the Company's debt obligations included Industrial Revenue Bonds with short-term variable tax-exempt interest rates in each of the years 1999, 1998, and 1997.

     In February 1998, the Company borrowed $32.5 million to finance the acquisition of Coburn. That debt was fully repaid by April 30, 1998 largely with the proceeds from the Gerber Systems sale. With the exception of that borrowing, debt levels changed only slightly in 1998 and 1997, and the changes in the Company's interest expense reflected primarily the movements in short-term interest rates.

Other Income
------------

     Other  income in 1998 included a gain of approximately  $1.6 million from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France, which related to computer-controlled cutting equipment.

     Other income in 1997 included a gain of approximately $1 million from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber, the Company's founder and former president. Exclusive of these amounts, other income in 1999, 1998, and 1997 came primarily from interest on investments and royalty income.

Taxes
-----

     The statutory U.S. Federal income tax rate was 35 percent for 1999, 1998, and 1997 while the effective income tax provision rates were 35.8 percent, 25.3 percent, and 27.9 percent, respectively. Offsetting the statutory U.S. Federal income tax rate were research and development tax credits (reinstated through legislation in 1997), tax-exempt interest income from the Company's municipal bond investments (in years 1998 and 1997), and the tax savings derived from the Company's Foreign Sales Corporation (FSC). Each of these items impacted the effective income tax rate to a greater degree in 1998 because of the reduction in pre-tax income from the non-recurring special charge.

<PAGE 25>

     The higher tax rate in 1999 was primarily the result of the goodwill amortization related to the acquisitions of Spandex and Coburn, which is not deductible for Federal and state income tax purposes. The year-to-year increase in the provision rate also reflected the higher marginal income tax rates associated with higher levels of pre-tax earnings in 1999 and the liquidation of the Company's investments in tax-exempt municipal securities. The tax-exempt life insurance benefit noted above reduced the effective tax rate in 1997.

Net Earnings
------------

     Net earnings were $29.6 million, or $1.29 on a diluted per share basis for fiscal 1999. In fiscal 1998, net earnings were $23.7 million, or $1.02 diluted earnings per share before the non-recurring special charge. The special charge of approximately $16.3 million, or $.70 diluted earnings per share, reduced net earnings to $7.4 million, or $.32 diluted earnings per share in 1998.

Reporting
---------

     In June 1997, the FASB issued two new Statements, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These Statements have been implemented by the Company and are disclosed in the accompanying financial statements.

     In April 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for years beginning after December 15, 1997. The Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. This Statement has also been implemented by the Company and is disclosed in the accompanying financial statements.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement for the fiscal year beginning May 1, 2000, which is in accordance with the effective date. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a material impact on its results of operations or financial position.

<PAGE 26>

FINANCIAL CONDITION

Liquidity
---------

     The Company's short-term liquidity at April 30, 1999 was substantially the same as the preceding year end and adequate for the Company's requirements. Cash and short-term cash investments totaled $26.5 million at April 30, 1999 compared with $27 million at April 30, 1998. Working capital levels were also adequate to meet the operating requirements of the Company. Net working capital was $109.7 million at April 30, 1999, compared with $94.8 million at April 30, 1998. The $14.9 million increase in net working capital in 1999 was largely attributable to the Spandex acquisition. The working capital ratio at April 30, 1999 was 1.9 to 1 compared with 2.0 to 1 at April 30, 1998.

Cash Flows
----------

     Cash provided by operations is the Company's primary source of funds to finance operating needs and capital expenditures. Operating activities provided $65.3 million in cash in 1999. Cash in 1999 was generated by earnings and the non-cash charges for depreciation and amortization and lower inventory balances. The lower inventory balances were a result of management's on-going program to improve inventory turnover. Cash generated from operations was slightly offset by lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments.

     The principal non-operating use of cash in 1999 was for the purchase of Spandex for $187.6 million, which included the repayment of its debt. The financing for the acquisition was provided primarily by a $235 million multi-currency revolving credit facility the Company entered into with a group of major U.S. and international commercial banks.

     Another significant non-operating use of cash in 1999 was for the Company's common stock repurchase program. In November 1998, the Board of Directors authorized a new stock repurchase program for up to 3,000,000 shares, or approximately 13 percent of the Company's then-issued and outstanding common stock. In the year ended April 30, 1999, the Company repurchased 868,400 shares, of which 737,200 shares were under the new authorization and 131,200 were under an earlier authorization. The cost of these shares was $16.8 million, or an average cost of $19.34 per share. Under the authorization, management of the Company has discretion to purchase stock as market conditions warrant.

     Other non-operating uses of cash in 1999 were repayments of long-term debt of $47.2 million, additions to property, plant, and equipment of $22.6 million, and payment of dividends of $7.2

<PAGE 27>

million.   The Company anticipates that capital expenditures  for
fiscal 2000 will be in the range of $25 million and expects to fund these with cash on hand and cash from operations.

     The Company's total debt at April 30, 1999 was $173.5 million, which was up substantially from the April 30, 1998 balance of $7.5 million and caused by the acquisition of Spandex. Strong cash flow generation in 1999 enabled the Company to reduce its total debt outstanding at April 30, 1999 from a peak of $189.1 million immediately after the acquisition of Spandex. Net debt (total debt less cash and investments) was $147 million at April 30, 1999 versus a net cash position of $19.5 million at April 30, 1998. The ratio of net debt to total capital was 37.7 percent at April 30, 1999.

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

     Significant non-operating uses of cash in 1998 were $61.5 million for the acquisition of Coburn and repayment of its debt; purchase of treasury stock of $16.4 million; additions to property, plant and equipment of $15.9 million; and dividends on common stock of $7.3 million. Significant non-operating sources of cash included $36.6 million in proceeds from maturities and the sale of the Company's longer-term investment portfolio of municipal securities and $26.7 million in proceeds from the sale of the imaging and inspection systems product class, including the sale of a facility.

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

<PAGE 28>

Debt
----

     In May 1998, the Company obtained a five-year $235 million multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on LIBOR (London Interbank Offered Rate) plus an applicable margin, which ranges from 5/8 percent to 1/4 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). The weighted average interest rate on this facility as of April 30, 1999 was 5.0 percent. This credit line also has a facility fee, which ranges from 1/4 to 1/8 percent of the credit line.

     Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At April 30, 1999, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $154 million of retained earnings was not available for dividend payments at April 30, 1999.

      In addition to the $235 million revolving credit facility, the Company has a $15 million multi-currency line of credit from a major European commercial bank. This line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. Borrowings under this line of credit bear interest at 1/4 percent above the LIBOR for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.

     At April 30, 1998, the Company's bank lines of credit included a $190 million bridge loan facility and a $40 million line of credit from a major U.S. commercial bank. The bridge loan facility supported the Company's tender offer to purchase the outstanding stock of Spandex. Both of these credit instruments were replaced with the $235 million revolving credit facility.

     At April 30, 1999 and 1998, the Company's long-term debt also consisted of tax-exempt Industrial Revenue Bonds amounting to $7.0 million and $7.1 million at those dates. Scheduled maturities of this long-term debt in 2000 amount to $.2 million, and payment is expected to be made with cash from operations. With the addition of the borrowings under the $235 million revolving credit facility in 1999, the Company's ratio of total debt to total capitalization was 41.6 percent at April 30, 1999 compared with 3 percent at April 30, 1998.

<PAGE 29>

Forward Exchange Contracts
--------------------------

     As of April 30, 1999, the Company was party to approximately $9.8 million in forward exchange contracts providing for the delivery by the Company of various currencies in exchange for others over the succeeding five months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1999 for future deliveries of the various currencies, the hedging gain deferred at that date amounted to approximately $0.4 million.

Interest Rate Swap
------------------

     In April 1999, the Company entered into an interest rate swap contract with an initial notional amount of $62 million that reduces ratably to $32 million over a four-year term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on the U.S. dollar denominated portion of borrowings under its $235 million multi-currency revolving credit facility. The interest differential paid or received under this contract will be recognized as an adjustment to the effective yield of the underlying borrowing hedged. The market value of this contract at April 30, 1999 was approximately $0.1 million.

Lease Financing Arrangements
----------------------------

     The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $59.7 million at April 30, 1999 and $42.7 million at April 30, 1998. The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions.
The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

<PAGE 30>

YEAR 2000

     The  Company recognizes the business risks posed by the Year
2000 computer date issue. The Company continues to make this issue a top business priority and is actively working to control the associated risks.

     Each Gerber Scientific business unit is responsible for developing and executing comprehensive plans to minimize and, to the extent possible, eliminate any major business interruption that could be caused from Year 2000 issues relating to products, facilities, internal systems, key suppliers, and customers. In addition, the Company has a Year 2000 Corporate Oversight Committee that reports to Executive Management and to the Board of Directors. The Company has completed its Year 2000 awareness, assessment, and renovation phases and is in the process of carrying out the validation phase.

     Testing of manufactured products, including internally developed software, has been completed. The results are available for customers through the Company's web sites. Fortunately, most of the Company's products do not use dates in any critical calculations. However, the vast array of products and services sold by the Company, both today and in the past, may expose the Company to claims from its customers and third parties, impair market acceptance of the Company's products or services, or result in payment of damages. In most cases, the Company contractually limits or disclaims consequential damages in the sales contracts. However, no assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations.

     The  Company's critical internal systems have been  upgraded
or  replaced.   The Company is in the process of validating  some
third party software packages for Year 2000 compliance.

     The Company has also been assessing its Year 2000 risks related to significant relationships with third parties via on-going communication with its critical suppliers and customers. As part of the process, the Company requested written affirmation from suppliers and customers that they have Year 2000 readiness programs in place and will be ready when necessary. Responses to these inquiries have been reviewed. Further analysis, including site visits, are being conducted as necessary and contingency plans are being developed as issues arise in this analysis. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

     Year 2000 expenditures were not material, have substantially been incurred, and were funded through cash from operations. The

<PAGE 31>

schedule for completion and the remaining associated costs are based on management's estimates, which include assumptions of future events. There can be no assurance that the Company and its suppliers and customers will be fully Year 2000 compliant by January 1, 2000. Such occurrences as loss of revenue, production delays, lack of third party readiness, and other business interruptions could adversely impact the Company. Accordingly, the Company will develop contingency plans to address potential issues, which include identification of alternate suppliers. The ultimate effects on the Company or its suppliers or customers of not being fully Year 2000 compliant is not reasonably estimable. However, the Company believes its Year 2000 remediation efforts, together with the diverse nature of its businesses, help reduce the potential impact of noncompliance to levels that will not have a material adverse impact on its financial position, results of operations, or cash flows.

EURO CONVERSION

     On January 1, 1999, the European Economic and Monetary Union
(EMU) entered a three-year transition phase during which a common currency, the "euro," was introduced in participating countries. Initially, the euro is being used for wholesale financial transactions and it will replace the legacy currencies that will be withdrawn between January 1, 2002 and July 1, 2002. The Company is in the process of identifying and ensuring that all euro conversion compliance issues are addressed. The Company has identified certain issues and developed implementation plans associated with the conversion, including technical adaptation of information technology systems, foreign currency considerations, and long-term competitive implications of the conversions. These implementation plans are expected to be completed within a timetable that is consistent with the transition phases of the euro.

     Based on its evaluation to date, management believes that the introduction of the euro, including the total costs for the conversion, will not have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace and there is no guarantee that all issues will be foreseen and corrected or that third parties will address the conversion successfully.

FORWARD-LOOKING STATEMENTS

      This report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect,"

<PAGE 32>

"plans,"    "strategy,"   "prospects,"   "estimate,"   "project,"
"anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance.
These include, among others, statements relating to:

- the effect of economic downturns or growth in particular regions,
- the effect of changes in the level of activity in particular industries or markets,
-    the anticipated uses of cash,
-    the scope or nature of acquisition activity,
-    prospective product developments,
-    cost reduction efforts,
-    the outcome of contingencies,
-    the impact of Year 2000 conversion efforts, and
-    the transition to the use of the euro as a currency.

     From   time   to   time,  oral  or  written  forward-looking
statements may also be included in other materials released to the public.

       All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal 1999 includes important information as to risk factors in the "Business" section under the headings
"Operating Segment" and "Other Matters Relating to the Corporation's Business as a Whole."

<PAGE 33>

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion under the headings "Forward Exchange Contracts" and "Interest Rate Swap" on page 29 and Note 4 and Note 18 on page 47 and 63, respectively, of the Company's fiscal year 1999 Annual Report to Shareholders for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K.

<PAGE 34>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings

                                       For years ended April 30
                                    --------------------------------
 In thousands except per share
 amounts                                1999        1998        1997
 -----------------------------      --------    --------    --------

 Revenue:

   Product sales                    $545,598    $383,926    $334,990
   Service                            49,020      46,554      45,927
                                    --------    --------    --------
                                     594,618     430,480     380,917
                                    --------    --------    --------

 Costs and Expenses:

   Cost of product sales             319,688     207,880     183,472
   Cost of service                    29,113      29,605      28,930
   Selling, general and
     administrative expenses         158,920     129,802     120,143
   Research and development
     expenses                         31,468      31,810      30,415
   Non-recurring special charge           --      25,000          --
     (Note 16)                      --------    --------    --------
                                     539,189     424,097     362,960
                                    --------    --------    --------

 Operating income                     55,429       6,383      17,957

 Other income                          2,152       4,169       4,590
 Interest expense                    (11,501)       (667)       (338)
                                    --------    --------    --------

 Earnings before income taxes         46,080       9,885      22,209
 Provision for income taxes           16,500       2,500       6,200
                                    --------    --------    --------

 Net Earnings                       $ 29,580    $  7,385    $ 16,009
                                    ========    ========    ========

 Net Earnings Per Common Share:
   Basic                            $   1.31    $    .32    $    .69
                                    ========    ========    ========
   Diluted                          $   1.29    $    .32    $    .69
                                    ========    ========    ========

See summary of significant accounting policies and notes to consolidated financial statements.

<PAGE 35>

Consolidated Balance Sheets

                                                    April 30
                                               -------------------
 In thousands except per share amounts              1999      1998
 ---------------------------------------        --------  --------
 Assets
 Current Assets:
  Cash and short-term cash investments          $ 26,523  $ 27,007
  Accounts receivable                            103,118    79,114
  Inventories                                     72,367    61,111
  Prepaid expenses                                23,690    18,227
                                                --------  --------
                                                 225,698   185,459
                                                --------  --------
 Property, Plant and Equipment                   152,374   117,334
  Less accumulated depreciation                   61,789    57,335
                                                --------  --------
                                                  90,585    59,999
                                                --------  --------
 Intangible Assets                               238,777    99,463
  Less accumulated amortization                   18,018     8,208
                                                --------  --------
                                                 220,759    91,255
                                                --------  --------
 Other Assets                                      5,218     2,054
                                                --------  --------
                                                $542,260  $338,767
                                                ========  ========
 Liabilities and Shareholders' Equity
 Current Liabilities:
  Notes payable                                 $     --  $    326
  Current maturities of long-term debt               193       193
  Accounts payable                                48,374    30,462
  Accrued compensation and benefits               18,982    17,253
  Other accrued liabilities                       35,854    30,347
  Deferred revenue                                 6,874     6,619
  Advances on sales contracts                      5,721     5,498
                                                --------  --------
                                                 115,998    90,698
                                                --------  --------
 Noncurrent Liabilities:
  Deferred income taxes                            9,593    10,202
  Long-term debt                                 173,338     6,953
                                                --------  --------
                                                 182,931    17,155
                                                --------  --------

<PAGE 36>

 Contingencies and Commitments (Notes 4, 10, and 18)

 Shareholders' Equity:
  Preferred stock, no par value; authorized
    10,000,000 shares; no shares issued               --        --
  Common stock, $1 par value; authorized
    65,000,000 shares; issued 22,858,699
    and 23,436,523 shares                         22,859    23,437
  Paid-in capital                                 40,255    37,779
  Retained earnings                              195,871   187,981
  Treasury stock, at cost (800,000 shares)       (16,450)  (16,450)
  Unamortized value of restricted stock
    grants                                          (417)       --
  Accumulated other comprehensive income
    (loss)                                         1,213    (1,833)
                                                --------  --------
                                                 243,331   230,914
                                                --------  --------
                                                $542,260  $338,767
                                                ========  ========

See summary of significant accounting policies and notes to consolidated financial statements.

<PAGE 37-38>


Consolidated Statements of Changes
in Shareholders' Equity

                                                                Unamort.  Accum.
                          Common                                Value of   Other
                          Stock,                                Restric.   Comp.
In thousands except       $1 Par   Paid-in Retained  Treasury     Stock    Inc./
per share amounts         Value    Capital Earnings    Stock     Grants   (Loss)    Total
---------------------    --------  -------  --------  --------   --------  ------  --------
April 30, 1996            $23,199  $35,218  $179,307  $     --   $     --  $1,574  $239,298

Net earnings                   --       --    16,009        --         --      --    16,009
Foreign currency
  translation
  adjustment                   --       --        --        --         --    (840)     (840)
                                                                                   --------
Comprehensive income                                                                 15,169
Dividends ($.32 per
  share)                       --       --    (7,436)       --         --      --    (7,436)
Exercise of stock
  options and related
  tax benefit                 108      882        --        --         --      --       990
                          -------  -------  --------  --------   --------  ------   -------
April 30, 1997             23,307   36,100   187,880        --         --     734   248,021

Net earnings                   --       --     7,385        --         --      --     7,385
Foreign currency
  translation
  adjustment                   --       --        --        --         --  (2,567)   (2,567)
                                                                                   --------
Comprehensive income                                                                  4,818
Dividends ($.32 per
  share)                       --       --    (7,284)       --         --      --    (7,284)
Exercise of stock
  options and related
  tax benefit                 129    1,654        --        --         --      --     1,783
Common stock issued
  for directors' fees           1       25        --        --         --      --        26
Purchase of common
  stock                        --       --        --   (16,450)        --      --   (16,450)
                          -------  -------  --------  --------   --------  ------  --------
April 30, 1998             23,437   37,779   187,981   (16,450)        --  (1,833)  230,914

Net earnings                   --       --    29,580        --         --      --    29,580
Foreign currency
  translation
  adjustment                   --       --        --        --         --   3,046     3,046
                                                                                   --------
Comprehensive income                                                                 32,626
Dividends ($.32 per
  share)                       --       --    (7,244)       --         --      --    (7,244)
Exercise of stock
  options and related
  tax benefit                 264    3,333        --        --         --      --     3,597
Common stock issued
  for directors' fees           4      104        --        --         --      --       108
Purchase and
  retirement of
  common stock               (869)  (1,503)  (14,446)       --         --      --   (16,818)
Restricted stock
  grants, net of               23      542        --        --       (417)     --       148
  amortization
                          -------  -------  --------  --------   --------  ------  --------
April 30, 1999            $22,859  $40,255  $195,871  $(16,450)  $   (417) $1,213  $243,331
                          =======  =======  ========  ========   ========  ======  ========

See summary of significant accounting policies and notes to consolidated financial statements.


<PAGE 39-40>

Consolidated Statements of Cash Flows

                                     For years ended April 30
                                   ------------------------------
  In thousands                           1999        1998      1997
  ------------------------------     --------     -------   -------

  Cash Provided by (Used for)
  Operating Activities:
  Net earnings                       $ 29,580     $ 7,385   $16,009
  Adjustments to reconcile net
   earnings to cash provided
   by operating activities:
     Depreciation and
       amortization                    24,220      13,572    11,752
     Deferred income taxes               (824)     (3,687)    1,137
     Non-recurring special
       charge                              --      25,000        --
     Other noncash items                  256          26        --
     Changes in operating
       accounts, net of effects
       of business acquisitions:
        Receivables                      (809)        664   (17,320)
        Inventories                    15,559      (5,502)     (826)
        Prepaid expenses                 (656)       (407)   (1,664)
        Accounts payable and
         accrued expenses              (2,069)     21,564      (729)
                                     --------     -------   -------
     Provided by Operating
     Activities                        65,257      58,615     8,359
                                     --------     -------   -------
  Investing Activities:
  Additions to property, plant
  and equipment                       (22,619)    (15,935)  (13,067)
  Business acquisitions              (175,952)    (61,546)   (7,384)
  Sale of product class                    --      26,678        --
  Purchases of long-term debt
    securities                             --          --    (1,075)
  Maturities and sales of long-
    term debt securities                   --      36,571    23,376
  Intangible and other assets          (3,330)     (1,908)   (1,614)
  Other, net                             (484)     (2,567)     (207)
                                     --------     -------   -------
      Provided by (Used for)
      Investing Activities           (202,385)    (18,707)       29
                                     --------     -------   -------


  Financing Activities:
  Purchase of common stock            (16,818)   (16,450)        --
  Additions of long-term debt         217,095         --         --
  Repayments of long-term debt        (47,223)      (192)      (548)
  Net short-term financing            (11,963)       326       (595)
  Debt issue costs                       (800)      (587)        --
  Exercise of stock options             3,597      1,783        990
  Dividends on common stock            (7,244)    (7,284)    (7,436)
                                     --------    -------    -------
      Provided by (Used for)
      Financing Activities            136,644    (22,404)    (7,589)
                                     --------    -------    -------

  Increase (Decrease) in Cash and
  Short-Term Cash Investments            (484)    17,504        799

  Cash and Short-Term Cash
   Investments, Beginning of Year      27,007      9,503      8,704
                                     --------    -------    -------
  Cash and Short-Term Cash
  Investments, End of Year           $ 26,523    $27,007    $ 9,503
                                     ========    =======    =======


See summary of significant accounting policies and notes to consolidated financial statements.

<PAGE 41>

Report of Management                      Gerber Scientific, Inc.
------------------------------------------------------------------
To the Shareholders of Gerber Scientific, Inc.

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

The financial statements have been audited by KPMG LLP, independent auditors, in accordance with generally accepted auditing standards. Their role is to assess the accounting principles used and the estimates made by management and to form an independent opinion as to the fairness with which the financial statements present the financial condition of the Company, the results of its operations, and its cash flows. They obtain and maintain an understanding of the Company's accounting policies and controls and conduct such tests and related procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements.

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

<PAGE 42>

Independent Auditors' Report                             KPMG LLP
------------------------------------------------------------------
To  the Board of Directors and Shareholders of Gerber Scientific,
Inc.

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 1999 and 1998 and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999 in conformity with generally accepted accounting principles.








/s/KPMG LLP

Hartford, Connecticut
May 26, 1999

<PAGE 43>

Summary of Significant Accounting
Policies and Notes to
Consolidated Financial Statements
-----------------------------------------------------------------
NOTE 1.ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the
Company   and   its  subsidiaries.  Intercompany   accounts   and
transactions are eliminated.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates, and related revenue and expenses are translated at average exchange rates during the year. Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature are deferred and accumulated in a separate component of shareholders' equity, as are gains and losses on foreign currency denominated balances that are designated as, and are effective as, economic hedges of a net investment in a foreign entity. Transaction gains and losses are included in earnings.

HEDGING ACTIVITY
The Company uses derivative instruments, including swaps and forward contracts, to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed by the Company as risk management tools and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception and over the life of the contract.

Gains and losses from instruments that are hedges of variability of cash flows are deferred and recognized when the associated hedged transaction occurs. Gains and losses from instruments that are effective hedges of variability of cash flows are reported in earnings and offset the effects of gains and losses from the associated hedged transactions. Gains and losses on the excess of hedge amounts over the related hedged commitment would be recognized in earnings. Cash flows from derivative instruments designated as hedges are classified consistent with the items being hedged.

Derivative instruments designated but no longer effective as a hedge would be reported at market value and the related gains and losses would be recognized in earnings.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the fiscal year beginning May 1, 2000. Management believes adoption of this standard will not have a material impact on the Company's

<PAGE 44>

financial position, results of operations, or cash flows.

REVENUE RECOGNITION
Product sales are recognized upon shipment. In fiscal years prior to 1999, sales under certain production contracts were recognized on the percentage-of-completion method of accounting. Anticipated losses on these contracts, if any, were provided for when determined. Service revenue is recognized ratably over the contractual period or as services are performed. Royalties are accounted for as other income as received.

CASH AND SHORT-TERM CASH INVESTMENTS
Cash and short-term cash investments include cash on hand, demand deposits, and short-term cash investments which are highly liquid in nature and have original maturities of three months or less. Short-term cash investments are stated at cost plus accrued interest, which approximates market value.

LONG-TERM INVESTMENTS
In accordance with the criteria of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in long-term debt securities were stated at amortized cost plus accrued interest based on the Company's ability and intention to hold these securities to maturity. In February 1998, the Company
liquidated   its  portfolio  of  long-term  debt  securities   to
partially fund the acquisition of Coburn Optical Industries, Inc. The effect on assets and shareholders' equity of accounting for
these   investments  as  available-for-sale   would   have   been
insignificant in any reported period.

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

<PAGE 45>

GOODWILL AND OTHER LONG-LIVED ASSETS
The excess of acquisition cost over the fair values of the net assets of businesses acquired (goodwill) is included in intangible assets and is amortized over periods ranging from 20 to 25 years on a straight-line basis. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired business will recover the recorded net goodwill balances over the remaining amortization period.

Long-lived assets include patents, which are stated at cost and amortized on a straight-line basis over the life of the patent. Patents and other long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. If the carrying amount of an asset exceeds the sum of its undiscounted expected future cash flows, the asset's carrying value is written down to its fair value.

EARNINGS PER SHARE
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All earnings per share amounts have been presented, and where appropriate restated, to conform to the requirements of Statement No. 128.

USE OF ESTIMATES
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new statement for the fiscal year beginning May 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a material impact on its results of operations or financial position.

NOTE 2.BUSINESS ACQUISITIONS
On May 5, 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK. Spandex was the largest distributor of equipment and related materials to the sign making industry in Europe. The purchase price was approximately $173,000,000. In addition, Spandex had approximately $11,600,000 in outstanding bank debt that was assumed. The acquisition of the stock and refinancing of the assumed debt was accomplished through a syndicated bank credit facility (see Note 12).

<PAGE 46>

On February 27, 1998, Gerber Coburn Optical, Inc. (GC), a wholly owned subsidiary of the Company and formerly known as Gerber Optical, Inc., acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn) of Muskogee, Oklahoma, and subsequently merged with Coburn. The purchase price, including the repayment of Coburn's outstanding debt, was approximately $63,000,000. Coburn was a leading manufacturer and international distributor of a broad range of ophthalmic lens processing equipment and related supplies used in the production of eyeglass lenses. GC has continued to develop, manufacture, market, and support the Coburn product lines.

On February 12, 1997, Gerber Technology, Inc. (GT), a wholly owned subsidiary of the Company and formerly known as Gerber Garment Technology, Inc., acquired the outstanding stock of Cutting Edge, Inc. (Cutting Edge) of Marblehead, Massachusetts, and subsequently merged that company into GT. The purchase price was approximately $7,800,000. Cutting Edge was a leading supplier of high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. GT has continued to develop, manufacture, market, and support the Cutting Edge product lines.

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

The following pro forma combined results of operations for the years ended April 30, 1998 and 1997 have been prepared as if the Coburn and Spandex acquisitions occurred at the beginning of each of the respective fiscal years and give effect to estimated purchase accounting and other adjustments resulting from the acquisitions. The pro forma information is presented on the assumption that the acquisition price would have been the same at the beginning of each period. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions of Coburn and Spandex actually been effective as of the beginning of each fiscal year or of future results of the combined companies.

<PAGE 47>

                                           (Unaudited)
                                        ------------------
In thousands (except per share amounts)      1998     1997
---------------------------------------  -------- --------
Sales                                    $641,556 $587,045
Net earnings                                7,368   15,023
Net earnings per common share-basic           .32      .65
Net earnings per common share-diluted         .32      .64

NOTE 3.CASH AND SHORT-TERM CASH INVESTMENTS
Cash and short-term cash investments at the end of each year were as follows:

In thousands                     1999         1998
-------------------------     -------      -------
Cash                          $14,989      $11,004
Money market funds             10,067           --
Time deposits                   1,467       16,003
                              -------      -------
                              $26,523      $27,007
                              =======      =======

The Company's short-term cash investments are in high-quality securities placed with major U.S. and international financial institutions. The Company's investment policies limit the amount of exposure to any one financial institution. Due to the relatively short maturity of these financial instruments, their cost at April 30, 1999 was a reasonable estimate of their fair value.

NOTE 4.ACCOUNTS RECEIVABLE
The Company sells products and services to customers in a variety of industries and geographic areas and, accordingly, does not have significant concentrations of credit risk. The Company evaluates the creditworthiness of its customers prior to extending credit and in some instances requires bank letters of credit to support customer obligations. In addition, the Company's lease receivables and its recourse obligations for leases that are financed by third parties are secured and collateralized by the underlying equipment.

NOTE 5.INVENTORIES
The classification of inventories at the end of each year was as follows:

In thousands                           1999      1998
---------------------------------   -------   -------

Raw materials and purchased parts   $42,097   $37,329
Work in process                      30,270    23,782
                                    -------   -------
                                    $72,367   $61,111
                                    =======   =======

<PAGE 48>

NOTE 6.INVESTMENTS AND LONG-TERM RECEIVABLES
In February 1998, the Company sold its portfolio of investment-grade tax-exempt municipal bonds to partially fund the acquisition of Coburn. The amortized cost of the portfolio was $14,842,000 at the time of sale and the Company realized a gain of $156,000, which was included in other income in fiscal 1998.

NOTE 7.PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment at the end of each year were as follows:

In thousands                         1999      1998
-------------------------------  --------  --------
Land                             $  9,414  $  3,888
Buildings                          60,822    49,458
Machinery, tools, and equipment    77,660    63,722
Construction in progress            4,478       266
                                 --------  --------
                                 $152,374  $117,334
                                 ========  ========

NOTE 8.INTANGIBLE ASSETS
The components of net intangible assets at April 30, 1999 and 1998 were as follows:

In thousands                                  1999     1998
----------------------------------------   -------  -------
Goodwill, net of accumulated
 amortization                             $194,469  $63,920
Prepaid pension cost                        19,369   20,053
Patents, net of accumulated amortization     6,739    6,573
Other                                          182      709
                                           -------  -------
                                          $220,759  $91,255
                                          ========  =======

NOTE 9.NOTES PAYABLE
The Company had short-term bank lines of credit that totaled approximately $22,300,000 at April 30, 1999 based upon year-end foreign exchange rates. As of April 30, 1999, no amounts were borrowed under these credit lines.

Included in these bank lines was a $15,000,000 multi-currency line of credit from a major European commercial bank. The multi-currency line of credit is available in various sub-limits to certain of the Company's European subsidiaries and repayment is guaranteed by the parent Company. Borrowings under this line of credit bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR) for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.

<PAGE 49>

NOTE 10.LITIGATION AWARD
As the result of a suit in the UK alleging Lectra Systemes, S.A. of France and its UK subsidiary (Lectra) infringed certain Company patents dealing with automated fabric cutting equipment, the Company received an award. The award was recorded in other income and added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per share, to net income in the year ended April 30, 1998.

NOTE 11.INCOME TAXES
The components of the provision for income taxes for the years ended April 30, 1999, 1998, and 1997 were as follows:

In thousands                    1999        1998        1997
---------------------------   ------      ------      ------
Currently payable:
  Federal                    $ 3,600      $3,600      $1,400
  State and local                400         400         100
  Foreign                      7,300       1,300         600
                             -------      ------      ------
                              11,300       5,300       2,100
Deferred                       5,200      (2,800)      4,100
                             -------      ------      ------
                             $16,500      $2,500      $6,200
                             =======      ======      ======

Income tax payments totaled $12,899,000, $5,628,000, and $3,415,000 in the years ended April 30, 1999, 1998, and 1997, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

                                            1999    1998   1997
-------------------------------------      -----   -----  -----
Statutory U.S. federal income tax rate 35.0% 35.0% 35.0% State income taxes, net of U.S.
 federal tax benefit                         .9     (.4)    .7
Foreign tax rate differences               (2.1)    3.8     .8
Life insurance benefits                      --      --   (1.6)
Tax-exempt interest income                   --    (4.6)  (3.4)
Foreign Sales Corporation                  (2.2)  (10.9)  (2.2)
Research and development tax credits       (2.8)   (5.2)  (3.2)
Goodwill amortization                       6.4     4.7    1.2
Other, net                                   .6     2.9     .6
                                           -----   -----  -----
Effective income tax rate                  35.8%   25.3%  27.9%
                                           =====   =====  =====

The Company's deferred income tax balances related principally to differing depreciation methods for property, plant, and equipment, differing book and tax treatment of patent costs, the timing of employee benefit plan funding versus expense recognition, differing valuations of inventories, accounts

<PAGE 50>

receivable, and other assets for book and tax purposes, expense provisions not deductible until paid, and tax operating loss carryforwards. At April 30, 1999 and 1998, current deferred tax assets of approximately $11,000,000 and $9,000,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 1999 and 1998 were as follows:

                             1999                  1998
                     --------------------- ---------------------
                     Deferred   Deferred   Deferred   Deferred
                       Tax         Tax        Tax        Tax
In thousands          Assets   Liabilities  Assets   Liabilities
------------------   --------  -----------  -------- -----------
Depreciation          $    --      $ 2,900   $    --     $ 2,600
Patents                    --        2,700        --       2,600
Employee benefit
 plans                  2,000        8,200     1,800       8,300
Asset valuations        9,800        2,000     7,500         600
Provisions for
 estimated expenses     7,900        4,800     7,500       5,900
Foreign exchange
 gains and losses          --          500        --         600
Tax carryforwards       2,900           --     3,300          --
Other                     400          300       200         200
                      -------      -------   -------     -------
                       23,000       21,400    20,300      20,800
Valuation allowance      (200)          --      (700)         --
                      -------      -------   -------     -------
                      $22,800      $21,400   $19,600     $20,800
                      =======      =======   =======     =======

Consolidated earnings before income taxes included foreign pre-tax earnings of $22,698,000, $4,557,000, and $3,371,000 for 1999,
1998, and 1997, respectively. At April 30, 1999, the unremitted earnings of foreign subsidiaries were approximately $28,000,000. The Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. income tax that might be payable on these foreign earnings if remitted. For income tax reporting purposes, the Company has foreign net operating loss carryforwards of approximately $3,000,000 at April 30, 1999. Such carryforwards have various expiration dates and begin to expire in the 2000 fiscal year.

NOTE 12.LONG-TERM DEBT
The composition of long-term debt at the end of each year was as follows:

<PAGE 51>

     In thousands                       1999        1998
     ---------------------------    --------     -------
     Multi-currency revolving
      credit facility               $165,158      $   --
     Unsecured loan notes              1,420          --
     Industrial Revenue Bonds
     (net of current maturities
     of $193,000)                      6,760       6,953
                                    --------      ------
                                    $173,338      $6,953
                                    ========      ======

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of debt at April 30, 1999 was a reasonable estimate of its fair value.

The aggregate annual maturities of long-term debt for each of the four years after 2000 total $193,000 annually. Interest payments totaled $11,396,000, $666,000, and $343,000 in the years ended
April 30, 1999, 1998, and 1997, respectively.

Multi-Currency Revolving Credit Facility
----------------------------------------
In May 1998, the Company obtained a five-year $235,000,000 multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on LIBOR plus an applicable margin, which ranges from 5/8 percent to 1/4 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). The weighted average interest rate of the borrowings under this facility as of April 30, 1999 was 5.0 percent. This credit line also has a facility fee, which ranges from 1/4 to 1/8 percent of the credit line.

Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At April 30, 1999, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $154,000,000 of retained earnings was not available for dividend payments at April 30, 1999.

Unsecured Loan Notes
--------------------
In May 1998, the Company issued loan notes with a par value of 4,900,000 pounds sterling in connection with the acquisition of Spandex. The loan notes were an alternative to the cash offer to the Spandex shareholders and their acceptance allowed deferral of UK income taxes on tendered shares. The variable interest rate on these notes is based on LIBOR less one percent and is adjusted

<PAGE 52>

biannually. The interest rate on the loan notes as of  April  30,
1999  was  4.2  percent.   The noteholders  have  the  option  of
redeeming the loan notes at par plus accrued interest prior to final maturity, which is September 30, 2003.

Industrial Revenue Bonds
------------------------
The Company's Industrial Revenue Bonds are collateralized by certain property, plant and equipment and are payable to 2014 at variable interest rates that ranged from 3.9 percent to 5.4 percent at April 30, 1999. Included therein are $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 1999 and 1998, the average interest rate on the VRDBs was 3.3 percent and 3.7 percent, respectively. The remaining Industrial Revenue Bonds bear interest at 70 percent of the U.S. prime rate.

The demand feature of the VRDBs is supported by a letter of credit from a major U.S. commercial bank. The letter of credit has a provision for automatic extension of an 18-month term and carries a fee of .65 percent of the face amount. Any advances under the letter of credit in support of the demand feature would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit was also granted a mortgage and security interest in the project property. The covenants in the Industrial Revenue Bond agreements were conformed to the covenants in the multi-currency revolving credit facility, described above.

NOTE 13.PREFERRED STOCK, COMMON STOCK, RESTRICTED STOCK,  STOCK
OPTION PLANS, AND INCENTIVE BONUS PLANS

Preferred Stock
---------------
The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 1999, no preferred stock had been issued.

Common Stock
------------
Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has cumulatively purchased 737,200 shares. Under a prior authorization, the Company also purchased 131,200 shares in fiscal year 1999. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 1999, the Company could purchase up to an additional 2,262,800 shares under the November 1998 Board of Directors' resolution.

<PAGE 53>

Pursuant to a separate Board of Directors' resolution, the Company purchased 800,000 shares of its common stock from the estate of the Company's founder in the year ended April 30, 1998. These reacquired shares were accounted for as treasury stock.

Restricted Stock
----------------
The Company's 1992 Employee Stock Plan (the 1992 Plan), as amended by shareholders in September 1998, permits the granting of restricted stock awards. Restricted stock granted in fiscal 1999 vests one-third each year for the three-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock awarded was $148,000 in fiscal 1999. Restricted stock award activity is as follows:

                                                     1999
                                                  -----------
  Restricted stock awarded (shares)                    22,986
  Weighted average market value on date of grant       $25.06

Stock Option Plans
------------------
The Company's 1992 Employee Stock Plan (the 1992 Plan) provides for incentive and nonqualified stock option grants to officers and key employees. Stock options under the 1992 Plan are for a ten-year term and are granted at the market price of the common stock on the date of grant.

In 1995, shareholders approved amendments to the 1992 Plan permitting the grant of performance units in conjunction with stock option grants. The performance units become payable in cash in the event certain pre-established performance goals are attained and the grantee simultaneously exercises related stock options with the cash award.

In September 1998, shareholders approved amendments to the 1992 Plan that disallowed future grants of performance units and made certain other changes including: increasing the cumulative number of shares of common stock available for grant as stock options from 3,000,000 to 5,000,000, limiting the number of restricted shares that may be granted, and disallowing "re-pricing" of previously issued options.

The 1992 Non-Employee Director Stock Option Plan (the 1992 Director Plan) provides for nonqualified stock option grants to eligible members of the Board of Directors, who are not also employees of the Company. Options are granted with a ten-year term at the market price of the common stock on the date of grant and are immediately exercisable.

In  June  1998,  shareholders approved  amendments  to  the  1992

<PAGE 54>

Director Plan that increased the automatic award each May 1 of options from 1,000 to 3,000, and increased the maximum number of shares of common stock available for grant as stock options from 75,000 to 175,000 shares.

A summary of the stock option activity under all plans for the three years ended April 30, 1999 is set forth below:

                     1999                1998                1997
              -------------------  ------------------  ------------------
                         Weighted            Weighted            Weighted
                         -Average            -Average            -Average
                         Exercise            Exercise            Exercise
              Options     Price    Options    Price    Options    Price
------------ ---------   -------- --------   -------- --------   --------
Outstanding-
 beginning
 of year      2,574,595    $17.23 1,171,170    $14.31 1,208,970    $13.67
Granted         420,604     24.71 1,669,800     18.80   138,000     15.01
Exercised      (264,450)    14.18  (128,625)    12.11  (108,175)     7.80
Cancelled      (274,490)    18.28  (137,750)    16.20   (67,625)    14.80
              ---------  -------- ---------    ------ ---------    ------
Outstanding-
 end of year  2,456,259    $18.72 2,574,595    $17.23 1,171,170    $14.31
              =========  ======== =========    ====== =========    ======
Exercisable
 at end of
 year           942,142    $16.88   653,795    $14.32   491,045    $12.69
              =========  ======== =========    ====== =========    ======
Reserved for
 future
 grants       2,552,777             621,825           2,153,875
              =========           =========           =========

The exercise prices for options outstanding as of April 30, 1999 ranged from $7.25 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 1999 is 7.7 years. In the event of a change in control of the Company, all outstanding stock options become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 1999:

<PAGE 55>

                     Outstanding Options         Exercisable Options
               --------------------------------  -------------------
                          Weighted-
                           Average    Weighted-            Weighted-
  Exercise                Remaining    Average              Average
    Price                Contractual  Exercise             Exercise
    Range       Number      Life        Price     Number     Price
-------------  --------- -----------  --------   --------  ---------

$ 7.25-$15.12    266,940   4.6 years     $13.07   215,440     $12.72
$15.13-$22.68  1,836,015   7.9 years      18.20   704,702      17.91
$22.69-$28.25    353,304   9.1 years      25.71    22,000      24.48
               ---------   ---------     ------   -------     ------
               2,456,259   7.7 years     $18.72   942,142     $16.88
               =========   =========     ======   =======     ======

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in the Company's consolidated statement of earnings for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net earnings and earnings per share would have been as follows:

In thousands
(except per share amounts)                1999      1998     1997
------------------------------------   -------   -------  -------
Net earnings
     As reported                       $29,580    $7,385  $16,009
     Pro forma                          27,227     5,323   15,510
Net earnings per common share-basic
     As reported                          1.31       .32      .69
     Pro forma                            1.21       .23      .67
Net earnings per common share-diluted
     As reported                          1.29       .32      .69
     Pro forma                            1.18       .23      .66

To arrive at the pro forma amounts shown above, the fair value of each stock option grant was estimated on the date of grant using
the   Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions:
                                           1999       1998      1997
                                        -------    -------   -------
         Risk-free interest rate           5.2%       5.7%      6.5%
         Expected life of option      4.5 years  4.5 years   4 years
         Expected volatility                34%        25%       24%
         Expected dividend yield             2%         2%        2%

<PAGE 56>

Incentive Bonus Plans
---------------------
The Management Development and Compensation Committee of the Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 1999, 1998, and 1997. The plan for the year ended April 30, 1999 was also approved by shareholders in September 1998. The plans covered substantially all employees in the United States and were based upon pre-tax profits of the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $3,167,000, $3,575,000, and $1,375,000 for the years ended April 30, 1999, 1998, and 1997, respectively.

NOTE 14.EMPLOYEE BENEFIT PLANS

Pension Plans
-------------
The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an average of an employee's highest five consecutive years of compensation, as defined, in the last ten years of service.

The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Amounts funded totaled $2,343,000, $2,800,000, and $3,086,000 for the years ended April 30, 1999, 1998, and 1997, respectively.

Plan assets were invested in a portfolio consisting primarily of common stocks, fixed income securities, money market instruments, and mutual and collective trust funds consisting of these instruments. Pension arrangements for employees of foreign subsidiaries were provided generally through defined contribution plans and through local insurance contracts, the costs of which were funded currently.

The Company also maintains a nonqualified supplemental pension plan for employees in the United States. The supplemental pension plan provides for the pension benefits earned under the Company's primary pension plan benefit formula that cannot be paid from such plan because of limitations imposed by income tax regulations. The Company has established a trust to provide funding for the benefits payable under the supplemental pension plan. The trust is irrevocable and assets contributed to the trust can only be used to pay such benefits, with certain exceptions. The trust assets were invested in mutual funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments.

The following table summarizes the funded status of the pension plans and the related amounts recognized in the consolidated balance sheet at April 30, 1999 and 1998:

<PAGE 57>

                                   Qualified        Nonqualified
                                  Pension Plan      Pension Plan
                                ----------------  ----------------
In thousands                       1999     1998     1999     1998
-----------------------------   -------  -------  -------  -------
Change in benefit obligation:
Beginning balance               $57,304  $45,221  $ 4,905  $ 4,595
Service cost                      4,127    2,487      210      216
Interest cost                     3,734    3,482      259      315
Actuarial loss/(gain)             1,816    7,544      434     (118)
Benefits paid                    (1,873)  (1,430)    (334)    (103)
                                -------  -------  -------  -------
Ending balance                   65,108   57,304    5,474    4,905
                                -------  -------  -------  -------

Change in plan assets:
Beginning balance                66,793   50,419    4,405    3,369
Actual return on plan assets      6,583   15,004      793    1,039
Employer contributions            2,343    2,800      400      100
Benefits paid from plan assets   (1,873)  (1,430)    (334)    (103)
                                -------  -------  -------  -------
Ending balance                   73,846   66,793    5,264    4,405
                                -------  -------  -------  -------
Funded status                     8,738    9,489     (210)    (500)
Unrecognized net actuarial
 (gain)                          (1,085)  (2,360)    (185)    (114)
Unrecognized net transition
 liability                          372      465       --       --
Unrecognized prior service
 cost                             9,901   10,888    1,838    2,185
                                -------  -------  -------  -------
Prepaid pension cost            $17,926  $18,482  $ 1,443  $ 1,571
                                =======  =======  =======  =======

The following weighted average assumptions were used in the accounting for the pension plans:

                              Qualified            Nonqualified
                            Pension Plan           Pension Plan
                        ----------------------  -------------------
                          1999    1998    1997   1999   1998   1997
                         -----   -----   -----  -----  -----  -----
Discount rate             6.75%   7.00%   7.75%  6.75%  7.00%  7.75%
Expected return on
 plan assets              9.00    9.00    9.00   9.00   9.00   9.00
Rate of compensation
 increase                 4.50    4.50    4.50   4.50   4.50   4.50

<PAGE 58>

The following table summarizes the components of the net periodic cost of the pension plans for the years ended April 30, 1999, 1998, and 1997:

                              Qualified            Nonqualified
                            Pension Plan           Pension Plan
                        ----------------------  -------------------
In thousands              1999    1998    1997   1999   1998   1997
---------------------   ------  ------  ------  -----  -----  ------
Service cost            $4,127  $2,487  $2,254  $ 210  $ 216  $ 268
Interest cost            3,734   3,482   3,213    259    315    362
Expected return on
 plan assets            (6,042) (4,596) (4,040)  (289)  (303)  (280)
Amortization of prior
 service cost              987     987     987    347    347    347
Amortization of
 transition
 obligation                 93      93      93     --     --     --
Amortization of
 actuarial gain             --      --      13     --     --     32
                        ------  ------  ------  -----  -----  -----
Net periodic benefit
 cost                   $2,899  $2,453  $2,520  $ 527  $ 575  $ 729
                        ======  ======  ======  =====  =====  =====

401(k) Plan
-----------
Under the Company's 401(k) Maximum Advantage Program, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $973,000, $692,000, and $357,000 for the years ended April 30, 1999, 1998, and 1997, respectively.

Postretirement Benefits Other Than Pensions
-------------------------------------------
Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" changed the practice of accounting for these benefits (principally health care) from an expense-as-paid basis to an accrual accounting basis. The Company does not provide postretirement benefits other than through its pension plans and, as a result, Statement No. 106 has no impact on the Company's consolidated financial position or results of operations.

NOTE 15.OTHER INCOME
The components of other income for each year were as follows:

<PAGE 59>

In thousands                         1999      1998      1997
-----------------------------      ------    ------    ------
Interest income from
 investments                       $1,110    $2,223    $2,440
Royalty income                      1,383     1,426     1,470
Patent litigation settlement           --     1,563        --
Other, net                           (341)   (1,043)      680
                                   ------    ------    ------
                                   $2,152    $4,169    $4,590
                                   ======    ======    ======

NOTE 16.SPECIAL CHARGE
In the fourth quarter of fiscal year 1998, the Company recorded a $25,000,000 pre-tax charge related to the write-down of certain assets of the Company's Gerber Systems unit. Gerber Systems comprised the Company's imaging and inspection systems product class, which was sold to the BARCO Group of Belgium as of March 31, 1998 for $25,000,000 in cash plus contingent future royalties. The special charge reflected the write-down of inventory, accounts receivable, and other items. The special charge amounted to approximately $16,300,000 after taxes or $.70 per share on a diluted basis.

NOTE 17.SEGMENT REPORTING
The Company and its subsidiaries design, develop, manufacture, market, and provide service on products classified in three operating segments. These operating segments are Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing, and were determined on the basis of the nature of management's evaluation of the business units.

The Sign Making and Specialty Graphics segment includes the manufacture and sale of computer-controlled production systems, software, and aftermarket supplies. The market is comprised of the sign making and specialty graphics industries. The Apparel and Flexible Materials segment includes the manufacture and sale of computer-controlled production systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling flexible materials such as fabrics and composites. The market is comprised of the apparel, aerospace, automotive, furniture, and other industries. The Ophthalmic Lens Processing segment includes the manufacture and sale of computer-controlled production systems and aftermarket supplies. The market is comprised of the ophthalmic industry.

In addition, the Company had an imaging and inspection systems product class, which it sold in March 1998. This product class consisted of interactive imaging and inspection systems for the electronics and commercial printing industries.

No individual customer accounted for more than 10 percent of consolidated revenue in 1999, 1998, or 1997.

<PAGE 60-61>

Financial data for the past three fiscal years for the Company's operating segments are shown in the following tables. The accounting policies of the segments are identical to those described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated. The Company incurs costs and expenses and holds certain assets at the corporate level that relate to its business as a whole. Certain of these amounts have been allocated to the Company's operating segments by various methods, largely on the basis of the segments' percentage of consolidated sales. Management believes that such allocations are reasonable.

                                                              Product
                                                               Class
                                                              Sold -
                   Sign      Apparel                          Imaging
                 Making &       &     Ophthalmic                and
                 Specialty  Flexible     Lens               Inspection
In thousands     Graphics   Materials Processing  Subtotal    Systems     Total
---------------- ---------  --------- ----------  --------   --------    ------
(As  of and  for
the  year  ended
April 30, 1999)
----------------
Revenue           $278,466   $215,411    $100,741  $594,618    $     --  $594,618
Segment profit      32,606     21,856       1,801    56,263          --    56,263
Segment assets 1   259,126    102,960      93,599   455,685          --   455,685
Capital
 expenditures 2      8,832     11,601       1,577    22,010          --    22,010
Depreciation and
 amortization 2     11,106      7,803       3,387    22,296          --    22,296

(As of and for
the year ended
April 30, 1998)
----------------
Revenue           $122,733   $219,081    $ 51,247  $393,061    $ 37,419  $430,480
Segment profit 3    19,803     28,405       2,494    50,702     (38,811)   11,891
Segment assets 1    49,376    108,360     101,269   259,005          --   259,005
Capital
expenditures 2       2,071      9,743       1,200    13,014       1,116    14,130
Depreciation and
 amortization 2      1,868      7,673       1,020    10,561       1,623    12,184


(As of and for
the year ended
April 30, 1997)
----------------
Revenue           $116,200   $192,624    $ 26,275  $335,099    $ 45,818  $380,917
Segment profit      19,758      8,449          21    28,228     (13,319)   14,909
Segment assets 1    53,001    102,027      14,949   169,977      52,531   222,508
Capital
expenditures 2       2,245      4,743         910     7,898       1,958     9,856
Depreciation and
 amortization 2      1,588      6,631         429     8,648       1,600    10,248

1 Assets exclude $86,575,000, $79,762,000, and $102,707,000 of corporate amounts in 1999, 1998, and 1997, respectively.

2 Capital  expenditures  and depreciation and  amortization  exclude $609,000 and $1,924,000, $1,805,000  and $1,388,000, and $3,211,000  and $1,504,000
  of corporate amounts in  1999, 1998, and 1997, respectively.

3 Includes a $25,000,000 loss from the write-down of certain assets on the sale of the Company's imaging and inspection systems product class
  (see Note 16).


A  reconciliation  of  the  totals  reported  for  the  operating
segments   to  the  applicable  line  item  in  the  consolidated
financial statements is as follows:

In thousands                           1999       1998      1997
---------------------------------  --------   --------  --------
Segment profit                      $56,263    $11,891   $14,909
Other  income, net  of  corporate
expenses                              1,318     (1,339)    7,638
                                    -------    -------   -------
Earnings before interest and
taxes                                57,581     10,552    22,547
Interest expense                    (11,501)      (667)     (338)
                                    -------    -------   -------
Earnings before income taxes        $46,080    $ 9,885   $22,209
                                    =======    =======   =======

Revenue and net property, plant and equipment by country where located are as follows:

<PAGE 62>

                   United     United    Continental    All
In thousands       States    Kingdom      Europe      Other      Total
----------------  --------   --------   ----------    ------   --------
(As  of and  for
the  year  ended
April 30, 1999)
----------------

Revenue 1          $241,269   $ 66,806     $180,631   $105,912  $594,618
Property, plant
 and equipment,
 net                 63,493     17,005        8,461      1,626    90,585

(As  of and  for
the  year  ended
April 30, 1998)2
----------------

Revenue 1          $230,494   $ 29,858     $ 75,705   $ 94,423  $430,480
Property, plant
 and equipment,
 net                 56,616        457        1,551      1,375    59,999

(As  of and  for
the  year  ended
April 30, 1997)2
----------------

Revenue 1          $196,766   $ 27,108     $ 70,770   $ 86,273  $380,917
Property, plant
 and equipment,
 net                 59,072        523        1,652      1,317    62,564

1 Revenues are attributed to specific countries based on the destination of the shipment.

2 Geographic   information  by  country  for  the   imaging   and inspection
  systems product class is not available to the Company and the cost to develop it would be excessive. The total amount of net imaging and inspection systems product class sales to Europe was $6.5 million and $10.0 million for fiscal years 1998 and 1997, respectively. Accordingly, no amounts were included for this product class in the United Kingdom totals in the geographic information presented; all such amounts were included under the caption "Continental Europe." Property, plant and equipment in Europe for the imaging and inspection systems product class at April 30, 1997 amounted to $0.2 million.

<PAGE 63>

NOTE 18.CONTINGENCIES AND COMMITMENTS
Various  lawsuits,  claims,  and  governmental  proceedings   are
pending against the Company. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $6,200,000, $4,595,000, and $4,088,000 for the
years ended April 30, 1999, 1998, and 1997, respectively. Minimum annual rental commitments at April 30, 1999 under long-term noncancelable operating leases were as follows:

             Building    Machinery
In          and Office      and
thousands     Space      Equipment       Total
----------  ----------   ----------     ------

2000         $3,096       $  454        $3,550
2001          2,212          291         2,503
2002          1,193           58         1,251
2003            791           17           808
2004            627           16           643
After 2004      756           --           756
             ------       ------        ------
             $8,675       $  836        $9,511
             ======       ======        ======

As of April 30, 1999, the Company was party to approximately $9,800,000 in forward exchange contracts providing for the delivery by the Company of various currencies in exchange for others over the succeeding five months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 1999 for future deliveries of the various currencies, the hedging gain deferred at that date amounted to approximately $440,000.

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62,000,000 that decreases ratably to $32,000,000 over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on the U.S. dollar denominated portion of its multi-currency revolving credit facility (Note
12). The interest differential paid or received under this contract will be recognized as an adjustment to the effective

<PAGE 64>

yield of the underlying credit facility hedged. The market value of this contract was approximately $140,000 at April 30, 1999.

The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $59,700,000 at April 30, 1999 and $42,700,000 at April 30, 1998.
The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year and range from five to ten percent of the amount financed. Management believes that the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

NOTE 19. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per common share:

                                   1999         1998        1997
                            -----------   ---------- -----------
Numerator:
  Net earnings             $ 29,580,000  $ 7,385,000 $16,009,000
                           ============  =========== ===========
Denominators:
  Denominator for basic
   earnings per share -
   weighted-average shares
   outstanding               22,590,428   22,800,389  23,250,332
  Effect of dilutive
   securities:
   Stock options                420,252      530,653     115,043
                           ------------  ----------- -----------
  Denominator for diluted
   earnings per share -
   adjusted weighted-
   average shares
   outstanding               23,010,680   23,331,042  23,365,375
                           ============  =========== ===========
Net earnings per common
  share-basic              $       1.31  $       .32 $       .69
                           ============  =========== ===========
Net earnings per common
  share-diluted            $       1.29  $       .32 $       .69
                           ============  =========== ===========

<PAGE 65-66>

NOTE 20.QUARTERLY RESULTS (UNAUDITED)
The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

In thousands (except   First    Second   Third    Fourth
per share amounts)    Quarter  Quarter  Quarter   Quarter    Year
--------------------- -------  -------  -------   -------  -------
1999
Sales and service
 revenue              $153,659 $150,590 $140,799  $149,570 $594,618
Gross profit            63,104   61,988   59,390    61,335  245,817
Net earnings             6,722    7,735    7,045     8,078   29,580
Net earnings per
common share
 Basic                     .30      .34      .31       .36     1.31
 Diluted                   .29      .33      .31       .36     1.29
Dividends paid per
 share                     .08      .08      .08       .08      .32
Stock price    -High  29 15/16   28 7/8  26 1/16  20 15/16 29 15/16
               -Low    22 5/16       19   19 1/8    17 3/8   17 3/8
                       --------------------------------------------
1998
Sales and service
 revenue               $98,961 $106,392 $104,836  $120,291 $430,480
Gross profit            43,056   47,037   48,792    54,110  192,995
Net earnings (loss)
 1,2                     4,571    5,496    6,215   (8,897)    7,385
Net earnings (loss)
per common share 1,2
 Basic 3                   .20      .24      .28     (.38)      .32
 Diluted                   .19      .24      .27     (.38)      .32
Dividends paid per
 share                     .08      .08      .08       .08      .32
Stock price    -High    21 3/8   24 1/2 21 15/16    29 1/4   29 1/4
               -Low     16 3/8  19 1/16 17 11/16   18 5/16   16 3/8
                       --------------------------------------------
1997
Sales and service
 revenue               $85,808  $94,951  $94,591  $105,567 $380,917
Gross profit            36,666   42,529   42,309    47,011  168,515
Net earnings 4           1,603    5,135    4,144     5,127   16,009
Net earnings per
 common share 4
 Basic                     .07      .22      .18       .22      .69
 Diluted                   .07      .22      .18       .22      .69
Dividends paid per
 share                     .08      .08      .08       .08      .32
Stock price    -High    17 5/8   14 7/8   15 7/8    17 1/2   17 5/8
               -Low     13 7/8       13   13 3/8    13 7/8       13
                        --------------------------------------------

1 Net earnings for the first quarter of fiscal year 1998 included a gain of approximately $1,000,000 after taxes ($.04 per diluted share) from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France.

2  Net  earnings  for  the  fourth quarter  of  fiscal  year  1998 included  a  non-recurring special  charge  of  approximately
     $16,300,000 after taxes ($.70 per diluted share) from the write-down of certain assets upon the sale of the Company's Gerber Systems unit, which comprised the imaging and inspection systems product class.

3 The   quarterly  earnings  per  share  information  is  computed separately for each period. Accordingly, the sum of such quarterly earnings per share amounts may differ from the total for the year.

4  Net  earnings  for  the  second quarter  of  fiscal  year  1997 included a gain of $1,032,000 after taxes ($.04 per diluted share) from life insurance benefits the Company received upon the death of Mr. H. Joseph Gerber.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 1999 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1999 fiscal year-end.

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

<PAGE 67>

                     Present Position
                       and Date of        Other Positions Held
                         Initial                 During
Name and Age           Appointment          Last Five Years
--------------         -----------          ---------------
Michael J. Cheshire  Chairman (Sept.   President and Chief
(50)                 25, 1998) and     Operating Officer;
                     Chief Executive   President, General Signal
                     Officer (June 1,  Electrical Group;
                     1998)             President, General Signal
                                       Electrical Power Systems
                                       Group

Fredric K. Rosen     Senior Vice       President, Gerber
(60)                 President         Technology, Inc.
                     (September 5,
                     1990)

Shawn M. Harrington  Senior Vice       President and Chief
(45)                 President         Operating Officer, Gerber
                     (March 20, 1997)  Coburn Optical, Inc.; Vice
                                       President, Finance and
                                       Operations, Gerber
                                       Optical, Inc.

Charles M. Hevenor   Senior Vice       President, Gerber
(58)                 President         Scientific Products, Inc.;
                     (May 1, 1998)     Executive Vice President
                                       and General Manager,
                                       Gerber Scientific
                                       Products, Inc.; Senior
                                       Vice President, Software
                                       and Systems, Gerber
                                       Scientific Products, Inc.

Richard F. Treacy,   Senior Vice       None
Jr. (54)             President,
                     General Counsel
                     and Secretary
                     (June 1, 1994)

Gary K. Bennett      Senior Vice       Vice President; Treasurer
(48)                 President,        and Corporate Controller
                     Finance
                     (August 19,
                     1996)

<PAGE 68>

David J. Gerber      Vice President,   Director, New Business
(38)                 Business          Development and Technology
                     Development and   Strategy; Secretary and
                     Technology        Attorney
                     Strategy
                     (March 19, 1998)

Bernard J. Demko     Vice President,   Vice President, Finance,
(41)                 Corporate         Gerber Technology, Inc.
                     Controller
                     (June 1, 1998)

Becket Q. McNab      Vice President,   Director, Human Resources,
(40)                 Human Resources   Nabisco International;
                     (May 10, 1999)    Manager, Resourcing,
                                       PepsiCo (Europe)

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 1999 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1999 fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

      The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Voting Rights and Principal Shareholders" and "Election of Directors" in the Company's 1999 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1999 fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 1999 fiscal year-end.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

<PAGE 69>

                                                             Page
                                                             ----
     1.   Financial Statements:

          Consolidated Statements of Earnings for the years
          ended April 30, 1999, 1998, and 1997. . . . . . . . .34
          Consolidated Balance Sheets at April 30, 1999 and
          1998. . . . . . . . . . . . . . . . . . . . . . . 35-36
          Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 1999, 1998, and 1997. . . . . . . . . . . . . . . . . . . . . 37-38
          Consolidated Statements of Cash Flows for the years
          ended April 30, 1999, 1998, and 1997. . . . . . . 39-40
          Independent Auditors' Report . . . . . . . . . . . . 42
          Summary of Significant Accounting Policies and
          Notes to Consolidated Financial Statements. . . . 43-66

     2.   Financial Statement Schedules:
          All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.   Exhibits
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
                 1998.

          2.2 Recommended Cash Offers by Schroders on behalf of Gerber Scientific, Inc. for Spandex PLC.

          3.1    Restated  Certificate  of Incorporation  of  the
                 Company.

          3.2    Restated By-laws of the Company.

          4.1*   Agreement pursuant to S-K Item 601(b) (4)  (iii)
                 (A) to provide to the Commission, upon request, copies of certain other instruments with respect to long-term debt where the amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

          10.1   Gerber  Scientific,  Inc.  1982  Employee  Stock
                 Plan.

          10.2*  Gerber  Scientific,  Inc.  1992  Employee  Stock
                 Plan, As Amended.

          10.3   Gerber   Scientific,  Inc.   1992   Non-Employee
                 Director Stock Option Plan.

<PAGE 70>

          10.4   Gerber   Scientific,  Inc.   and   Participating
                 Subsidiaries Deferred Compensation Plan.

          10.5* Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan.

          10.6   Employment  Agreement dated as  of  January  29,
                 1997   between  the  Company  and   Michael   J.
                 Cheshire.

          10.7* Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 1, 1998.

          10.8* Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 29, 1999.

          10.9   Consulting  Agreement between  the  Company  and
                 David J. Logan commencing July 18, 1996.

          10.10  Gerber   Scientific,   Inc.   1999-2001   Annual
                 Incentive Bonus Plan.

          10.11* $235,000,000 Credit Agreement Dated  as  of  May
                 15, 1998 between Gerber Scientific, Inc. and the Banks Listed Herein and Wachovia Bank, N.A.

          22.1*  Subsidiaries of the Registrant.

          23.1*  Consent of Independent Auditors.

          27.1*  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the last quarter of fiscal year 1999.

     (c)  See Item 14(a) 3. above.

     (d)  See Item 14(a) 2. above.

     *Filed herewith.

<PAGE 71>

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

                                   GERBER SCIENTIFIC, INC.
                                   -----------------------
                                       (Registrant)

                                   BY:  /s/ Gary K. Bennett
                                        --------------------
Date:  July 26, 1999                    Gary K. Bennett
--------------------                    Senior Vice President,
                                        Finance (Principal
                                        Financial and Accounting
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Date              Signature                     Title
       ----             -----------                    -----
  July 26, 1999   /s/ Michael J. Cheshire  Chairman, Director,
  -------------   -----------------------  President and Chief
                  (Michael J. Cheshire)    Executive Officer
                                           (Principal Executive
                                           Officer)


  July 26, 1999   /s/ George M. Gentile    Director
  -------------   -----------------------
                  (George M. Gentile)

  July 26, 1999   /s/ W. Jerome Vereen     Director
  -------------   -----------------------
                  (W. Jerome Vereen)

  July 26, 1999   /s/ A. Robert Towbin     Director
  -------------   -----------------------
                  (A. Robert Towbin)

  July 26, 1999   /s/ David J. Gerber      Director, Vice President,
  -------------   -----------------------  Business Development and
                  (David J. Gerber)        Technology Strategy

  July 26, 1999   /s/ Edward E. Hood, Jr.  Director
  -------------   -----------------------
                  (Edward E. Hood, Jr.)

  July 26, 1999   /s/ David J. Logan       Director
  -------------   -----------------------
                  (David J. Logan)

<PAGE 72>

  July 26, 1999   /s/ Donald P. Aiken      Director
  -------------   -----------------------
                  (Donald P. Aiken)

  July 26, 1999   /s/ Carole F. St. Mark   Director
  -------------   -----------------------
                  (Carole F. St. Mark)

  July 26, 1999   /s/ Gary K. Bennett      Senior Vice President,
  -------------   -----------------------  Finance
                  (Gary K. Bennett)        (Principal Financial and
                                           Accounting Officer)

<PAGE 73>

                          EXHIBIT INDEX

 Exhibit
  Index
  Number                        Exhibit                      Page
 -------                        -------                      ----
   2.1      Stock  Purchase Agreement among Gerber Optical,
            Inc.,  Coburn Optical Industries, Inc. and  The
            Other Parties Hereto, dated as of February  27,
            1998  (incorporated  herein  by  reference   to
            Exhibit  2  to the Company's Current Report  on
            Form 8-K dated March 9, 1998).

   2.2      Recommended Cash Offers by Schroders on  behalf
            of  Gerber  Scientific, Inc.  for  Spandex  PLC
            (incorporated herein by reference to Exhibit  2
            to the Company's Current Report on Form 8-K dated May 20, 1998).

   3.1      Restated  Certificate of Incorporation  of  the
            Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31,
            1999).

   3.2 Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

   4.1*     Agreement pursuant to S-K Item 601(b) (4) (iii)
            (A) to provide to the Commission, upon request,
            copies   of  certain  other  instruments   with
            respect  to long-term debt where the amount  of
            securities   authorized   under    each    such
            instrument  does not exceed 10 percent  of  the
            total   assets  of  the  Registrant   and   its
            subsidiaries on a consolidated basis.

   10.1     Gerber  Scientific,  Inc. 1982  Employee  Stock
            Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8,
            File  No.  2-93695 and Post-Effective Amendment
            No. 1 to the Registration Statement).

   10.2*    Gerber  Scientific,  Inc. 1992  Employee  Stock
            Plan, As Amended.

   10.3     Gerber   Scientific,  Inc.  1992   Non-Employee
            Director Stock Option Plan (incorporated herein
            by  reference  to  Exhibit B to  the  Company's
            Definitive  Proxy Statement filed in connection
            with  the  Annual Meeting of Shareholders  held
            September  24,  1992, File No.  1-5865  and  by
            reference   to   the   Company's   Registration
            Statement on Form S-8, File No. 333-81447).

<PAGE 74>

   10.4     Gerber   Scientific,  Inc.  and   Participating
            Subsidiaries    Deferred   Compensation    Plan
            (incorporated  herein by reference  to  Exhibit
            4.2 to the Company's Registration Statement  on
            Form S-8, File No. 333-42879).

   10.5* Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan.

   10.6     Employment  Agreement dated as of  January  29,
            1997   between  the  Company  and  Michael   J.
            Cheshire (incorporated herein by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31,
            1997).

   10.7* Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 1, 1998.

   10.8* Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 29, 1999.

   10.9     Consulting  Agreement between the  Company  and
            David   J.  Logan  commencing  July  18,   1996
            (incorporated  herein by reference  to  Exhibit
            10.7  to  the Company's Annual Report  on  Form
            10-K for the year ended April 30, 1997).

   10.10    Gerber   Scientific,  Inc.   1999-2001   Annual
            Incentive  Bonus Plan (incorporated  herein  by
            reference   to  Appendix  A  to  the  Company's
            Definitive Proxy Statement filed in connection with the Annual Meeting of Shareholders held
            September 25, 1998, File No. 1-5865).

   10.11*   $235,000,000  Credit  Agreement  Dated  as   of
            May  15,  1998 between Gerber Scientific,  Inc.
            and  the Banks Listed Herein and Wachovia Bank,
            N.A.

   22.1*    Subsidiaries of the Registrant.

   23.1*    Consent of Independent Auditors.

   27.1*    Financial Data Schedule.

   *Filed herewith.