Form 10-Q
period 1999-07-31
GERBER SCIENTIFIC INC
filed 1999-09-07
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
July 31, 1999                          Commission File No. 1-5865



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


                     Yes  / X / .   No /    /.

At July 31, 1999, 22,173,235 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended July 31, 1999


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statements of Earnings for the three months
           ended July 31, 1999 and 1998                      2

           Balance Sheets at July 31, 1999 and
           April 30, 1999                                  3-4

           Statements of Cash Flows for the three months
           ended July 31, 1999 and 1998                      5

           Notes to Financial Statements                     6

           Independent Accountants' Report                  10

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11


Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K                 18


Signature                                                   19

Exhibit Index                                               20

<PAGE 2>

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------
                                             Three Months
In thousands (except per share amounts)     Ended July 31,
--------------------------------------------------------------
                                           1999       1998
                                        ----------------------
Revenue:

  Product sales                         $125,856     $142,166
  Service                                 13,620       11,493
                                        --------     --------
                                         139,476      153,659
                                        --------     --------

Costs and Expenses:

  Cost of product sales                   72,621       83,868
  Cost of service                          7,305        6,687
  Selling, general and administrative     37,228       41,756
  Research and development expenses        8,598        7,628
                                        --------     --------
                                         125,752      139,939
                                        --------     --------

Operating income                          13,724       13,720

Other income                                 393          260
Interest expense                          (2,464)      (3,158)
                                        --------     --------

Earnings before income taxes              11,653       10,822

Provision for income taxes                 4,100        4,100
                                        --------     --------

Net earnings                            $  7,553     $  6,722
                                        ========     ========
Per share of common stock:
  Basic                                 $    .34     $    .30
  Diluted                               $    .34     $    .29

  Dividends                             $    .08     $    .08

Average shares outstanding:
  Basic                                   22,118       22,673
  Diluted                                 22,452       23,514

                     See Accompanying Notes

<PAGE 3-4>

             GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------
                                          July 31,   April 30,
In thousands                               1999         1999
---------------------------------------------------------------
Assets
Current Assets:
 Cash and short-term cash investments     $ 17,486     $ 26,523
 Accounts receivable                       108,388      103,118
 Inventories                                82,866       72,367
 Prepaid expenses                           17,125       23,690
                                          --------     --------
                                           225,865      225,698
                                          --------     --------
Property, Plant and Equipment              156,810      152,374
 Less accumulated depreciation              64,909       61,789
                                          --------     --------
                                            91,901       90,585
                                          --------     --------

Intangible Assets                          239,229      238,777
 Less accumulated amortization              20,388       18,018
                                          --------     --------
                                           218,841      220,759
                                          --------     --------
Other Assets                                 4,785        5,218
                                          --------     --------
                                          $541,392     $542,260
                                          ========     ========
Liabilities and Shareholders' Equity

Current Liabilities:
 Current maturities of long-term debt     $     --     $    193
 Accounts payable                           46,182       48,374
 Accrued compensation and benefits          16,160       18,982
 Other accrued liabilities                  32,177       35,854
 Deferred revenue                            7,755        6,874
 Advances on sales contracts                 6,464        5,721
                                          --------     --------
                                           108,738      115,998
                                          --------     --------
Noncurrent Liabilities:
 Deferred income taxes                       9,842        9,593
 Long-term debt                            172,195      173,338
                                          --------     --------
                                           182,037      182,931
                                          --------     --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  22,973,235 and 22,858,699 shares          22,973       22,859
 Paid-in capital                            42,345       40,255
 Retained earnings                         201,632      195,871
 Treasury stock, at cost (800,000
  shares)                                  (16,450)     (16,450)
 Unamortized value of restricted stock
  grants                                      (531)        (417)
 Accumulated other comprehensive income        648        1,213
                                          --------     --------
                                           250,617      243,331
                                          --------     --------
                                          $541,392     $542,260
                                          ========     ========


                     See Accompanying Notes
<PAGE 5>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------
                                                      Three Months
In thousands                                         Ended July 31,
---------------------------------------------------------------------
                                                  1999         1998
                                               ----------------------
Cash Provided by (Used for):
Operating Activities:
  Net earnings                                  $  7,553     $  6,722
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization                 6,096        5,662
     Deferred income taxes                           249         (591)
     Other non-cash items                             76           41
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                                 (5,270)      (5,106)
      Inventories                                (10,499)       4,355
      Prepaid expenses                             6,565       10,918
      Accounts payable and accrued expenses       (6,845)      (6,004)
                                                --------     --------
Provided by (Used for) Operating Activities       (2,075)      15,997
                                                --------     --------
Investing Activities:
  Additions to property, plant and equipment      (5,069)      (2,465)
  Business acquisitions                               --     (175,923)
  Intangible and other assets                          8         (129)
  Other, net                                         590          610
                                                --------     --------
(Used for) Investing Activities                   (4,471)    (177,907)
                                                --------     --------
Financing Activities:
  Additions of long-term debt                     10,606      181,686
  Repayments of long-term debt                   (13,097)      (7,383)
  Net short-term financing                            --      (11,585)
  Debt issue costs                                    --         (705)
  Proceeds from issuance of stock                  1,765        1,051
  Dividends on common stock                       (1,765)      (1,811)
                                                --------     --------
Provided by (Used for) Financing Activities       (2,491)     161,253
                                                --------     --------

(Decrease) in Cash and Short-Term
  Cash Investments                                (9,037)        (657)

Cash and Short-Term Cash Investments,
  Beginning of Period                             26,523       27,007
                                                --------     --------

Cash and Short-Term Cash Investments,           $ 17,486     $ 26,350
  End of Period                                 ========     ========
                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
     NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended April 30, 1999.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

                                  July 31, 1999  April 30, 1999
                                  -------------  --------------
Raw materials and purchased          $49,411         $42,097
 parts
Work in process                       33,455          30,270
                                     -------         -------
                                     $82,866         $72,367
                                     =======         =======

NOTE 3. Segment Information
                                         Three Months Ended
In thousands                                  July 31,
--------------------------------    ----------------------------
                                        1999            1998
                                    -------------   -------------
Segment revenue:
 Sign Making & Specialty Graphics        $ 68,334        $ 72,559
 Apparel & Flexible Materials              48,865          53,268
 Ophthalmic Lens Processing                22,277          27,832
                                         --------        --------
                                         $139,476        $153,659
                                         ========        ========
Segment profit:
 Sign Making & Specialty Graphics        $  8,866        $  9,080
 Apparel & Flexible Materials               5,144           5,521
 Ophthalmic Lens Processing                 1,251           1,659
                                         --------        --------
                                         $ 15,261        $ 16,260
                                         ========        ========
<PAGE 7>

A reconciliation of total segment profits to consolidated earnings before income taxes is as follows:

                                         Three Months Ended
In thousands                                  July 31,
--------------------------------     ---------------------------
                                         1999           1998
                                      ------------  ------------
Segment profit                            $ 15,261      $ 16,260
Corporate expenses, net of
 other income/expense                       (1,144)       (2,280)
                                          --------      --------
Earnings before interest and taxes          14,117        13,980
Interest expense                            (2,464)       (3,158)
                                          --------      --------
Earnings before income taxes              $ 11,653      $ 10,822
                                          ========      ========

There were no material changes in segment assets or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K. However, the measure of segment profit was changed. In the Company's segment disclosures on Form 10-K for the year ended April 30, 1999, and allocation of general corporate expenses was included in the measure of segment profit. For the three-month periods ended July 31, 1999 and 1998, segment profit is reported as earnings before interest, taxes, and general corporate expenses.

NOTE 4. Comprehensive Income

The  Company's  total comprehensive income  was  as  follows  (in thousands):
                                             Three Months Ended
                                                  July 31,
                                             ------------------
                                              1999      1998
                                             --------  --------
Net income                                     $7,553    $6,722
Other comprehensive income (loss):
  Foreign currency translation adjustments      (565)       610
                                               ------    ------
  Total comprehensive income                   $6,988    $7,332
                                               ======    ======

<PAGE 8>

NOTE 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                    Three Months Ended
                                         July 31,
                                  ------------------------
                                     1999         1998
                                  ----------    ----------
Numerator:
 Net Income                      $ 7,553,000   $ 6,722,000
                                 ===========   ===========
Denominators:
 Denominator for basic earnings
  per share--weighted-average
  shares outstanding              22,118,027    22,673,074
 Effect of dilutive
  securities:
  Employee stock options             333,782       840,977
                                 -----------   -----------
  Denominator for diluted
   earnings per share-
   adjusted weighted-average
   shares outstanding             22,451,809    23,514,051
                                 ===========   ===========
Basic earnings per share         $       .34   $       .30
                                 ===========   ===========
Diluted earnings per share       $       .34   $       .29
                                 ===========   ===========


<PAGE 9>


GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at July 31, 1999 and for the three-month periods ended July 31, 1999 and 1998, KPMG
LLP  has  made  a  review  (based on procedures  adopted  by  the
American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 18, 1999 appearing on page 10. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.


<PAGE 10>


                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 1999 and 1998 and the consolidated balance sheet as of July 31, 1999 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 26, 1999 on the consolidated financial statements for the year ended April 30, 1999 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 1999 and 1998 or the consolidated balance sheet as of July 31, 1999 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP


Hartford, Connecticut
August 18, 1999


<PAGE 11>


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales  for  the  first quarter ended July 31,  1999  were  $139.5 million, a decrease of 9.2 percent from the same period last year. The predominant causes of the decrease were lower revenues in the Company's Ophthalmic Lens Processing operating segment, the sale of certain distribution operations in the Sign Making and Specialty Graphics operating segment in last year's second quarter, and relatively weaker European currencies. Sales were also adversely affected by the first quarter implementation of a new enterprise resource planning (ERP) system for the Company's Apparel and Flexible Materials operating segment.

The Company's backlog grew significantly in this year's first quarter to $63.9 million at July 31, 1999, an increase of $17.4 million from the prior year comparable period and $13.1 million higher than at the beginning of the current fiscal year. This growth was caused by a higher level of orders received, particularly for products recently introduced, and by the lower first quarter shipments.

Operating  income for the first quarter ended July  31,  1999  of
$13.7  million  was  substantially the same  as  the  prior  year
comparable  period.   Higher  gross  profit  margins  and   lower
selling,  general and administrative (S,G,&A) expenses this  year overcame the comparative sales shortfall. The Company's gross profit margin percentage of 42.7 percent in this year's first quarter was 1.6 percentage  points higher than the prior year margin of 41.1  percent.
This  was  caused  by  a current year sales mix  favoring  higher margin products as well as higher levels of service revenue.  The effect  of acquisition synergies and this year's lower  level  of sales  were principal reasons for the lower S,G,&A spending, along with  actions  taken  to  resize the Ophthalmic  Lens  Processing
operating  segment  in last year's fourth  quarter.   The  higher
level of research and development (R&D) expenses incurred in this year's first quarter was associated with the strong new product flow.

Lower interest expense and a lower tax rate caused net earnings to rise for the three month period ended July 31, 1999 compared with the same period last year. Diluted earnings per share increased 17 percent to $0.34 in this year's first quarter from $0.29 per share for the same period last year.

The Company's cash flow was adversely affected in this year's first quarter by growth in working capital. This growth was related to increased inventory associated with the introduction of new products and inventory and receivable build-ups related to the ERP system implementation noted above.


<PAGE 12>


FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.1 to 1 at July 31, 1999 compared with 1.9 to 1 at April 30, 1999. Net working capital at July 31, 1999 was $117.1 million, an increase of $7.4 million from the beginning of the current fiscal year and largely attributable to higher inventory levels resulting from new product introductions and ERP implementation issues that adversely affected both inventory and accounts receivable balances.

The Company's cash and investments totaled $17.5 million at July 31, 1999 compared with $26.5 million at the end of the prior fiscal year. Operating activities used $2.1 million in cash for the three-month period ended July 31, 1999 compared with $16.0 million provided by operating activities for the same period last year. Cash generated by earnings and the non-cash charges for depreciation and amortization in this year's first three months was offset by higher accounts receivable and inventory balances. Lower accounts payable and accrued liabilities balances, due largely to the timing of payments, also contributed to the cash usage in the first quarter.

The principal non-operating use of cash in the three months ended July 31, 1999 was for additions to property, plant, and equipment of $5.1 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $22 - $25 million and expects to fund these with cash on hand and cash from operations. Cash was also used for payment of dividends of $1.8 million in the first quarter.

The Company's total long-term debt at July 31, 1999 was $172.2 million, down slightly from the April 30, 1999 balance of $173.5 million. Net debt (total debt less cash and investments) was $154.7 million at July 31, 1999 versus $147.0 million at April 30, 1999, as cash was used in the first quarter to finance the growth in inventories and accounts receivable. The ratio of net debt to total capital increased slightly to 38.2 percent at July 31, 1999 from 37.7 percent at April 30, 1999.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended July 31, 1999 was $139.5 million, which was $14.2 million (9.2 percent) lower than the first quarter last year. The decrease reflected lower product sales and higher service revenue. The lower product sales were caused by lower shipments of Ophthalmic Lens Processing equipment ($5.6 million), which had been anticipated; the prior year sale of certain distribution operations in the Sign Making and Specialty Graphics operating segment ($2.5 million); and the impact on sales of relatively weaker European currencies ($2.5 million). Sales were also adversely affected by the first quarter ERP implementation in the Apparel and Flexible Materials operating segment. Service

<PAGE 13>

revenue  increased  $2.1  million (18.5  percent).   The  largest
increase came from the Apparel and Flexible Materials operating segment and was partly the result of incentives used to enhance that segment's service business.

The consolidated gross profit margin in this year's first three months was 42.7 percent, which was significantly higher than the prior year margin of 41.1 percent. Gross profit margins on both product sales and service were higher. The increase in product gross profit margins was the result of a product mix favoring higher margin products such as software in the Apparel and Flexible Materials operating segment and newly introduced digital imaging products in the Sign Making and Specialty Graphics operating segment. The increase in service gross profit margins related to the Apparel and Flexible Materials business and was caused by the service revenue increase noted above.

S,G,&A  expenses  decreased $4.5 million (10.8  percent)  in  the first  quarter compared with the prior year. In addition  to  the lower spending related to the lower revenue base, the Company realized marketing synergies in the Sign Making and Specialty Graphics operating segment through the acquisition of Spandex PLC and in the Ophthalmic Lens Processing operating segment through the acquisition of Coburn Optical Industries, Inc. The S,G,&A reduction was also partly the result of management action taken in the prior year to resize the Ophthalmic Lens Processing operating segment. As a percentage of sales, S,G,&A expenses decreased to 26.7 percent in this year's first quarter from 27.2 percent last year.

The Company continued to commit significant resources to research and the development of new products. R&D spending increased $1 million (12.7 percent) in the first quarter compared with last year's first quarter. The increase was related to the stepped-up flow of new products from each of the Company's operating segments. As a percentage of sales, research and development was
6.2 percent in the first quarter compared with 5.0 percent last year. In addition to the higher spending, the lower revenue base in this year's first quarter contributed to the higher percentage.

<PAGE 14>

Interest expense decreased $0.7 million to $2.5 million in the first quarter ended July 31, 1999, the result of lower interest rates and lower debt balances. Most of the Company's borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

The provision rate for income taxes was 35.2 percent for the three months ended July 31, 1999 compared with 37.9 percent in the comparable prior year period and 35.8 percent for the full prior fiscal year. The lower tax rate this year was primarily the result of tax reduction strategies involving the Company's wholly-owned foreign subsidiaries.

As a result of the above, net earnings increased in this year's first quarter to $7.6 million or $.34 diluted earnings per share from $6.7 million or $.29 diluted earnings per share in last year's first quarter.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
Statement No. 133," which delays the required adoption of SFAS 133 to the Company's fiscal year 2002. The timing of adoption and the effect of SFAS 133 on the Company's financial position or results of operations have not yet been determined.

YEAR 2000

As disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, the Company recognizes the business risks posed by the Year 2000 date issue and is actively working to control the associated risks. The risks identified by the Company's Year 2000 compliance program remain the same and the Company's assessment and remediation plans have not changed
materially  in  terms of scope, timing, or estimated  costs.   The
Company  has  completed its Year 2000 awareness, assessment,  and
renovation   phases,   and   has  substantially   completed   the
verification and validation phase.


<PAGE 15>

The Company believes its mission critical internal information technology (IT) systems and non-IT systems are ready for the Year 2000. Contingency plans are being developed, particularly for high risk areas such as those involving supplier management.

The  Company  has  assessed  its  Year  2000  risks  related   to
significant relationships with third parties via ongoing communication with its critical suppliers and customers. The Company continues to monitor and work directly with its key suppliers and customers to avoid any business interruptions. Despite these efforts, the Company can provide no assurance that supplier and customer Year 2000 readiness plans will be successfully completed in a timely manner.

Year 2000 expenditures were not material and were funded by operating cash flows. While management does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to minimize the effects of any such disruptions is not determinable. However, the Company believes its Year 2000 remediation efforts, together with the diverse nature of its businesses, help reduce the potential impact of the Year 2000 to levels that will not have a material adverse impact on its financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

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

<PAGE 16>

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal year 1999 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Corporation's Business as a Whole."


<PAGE 17>

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company from those presented in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.


<PAGE 18>


                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (10.1)* Change in Control Agreement, dated July 14, 1999, between the Company and Michael J. Cheshire.
     (10.2)* Form of Change in Control Agreement, dated July 14, 1999, between the Company and its Senior Vice Presidents including Fredric K. Rosen, Charles M. Hevenor, Gary K. Bennett, and Richard F. Treacy, Jr.
     (10.3)* Form of Change of Control Agreement, dated July 14, 1999, between each of the Company's three domestic subsidiaries and their respective Presidents including Fredric K. Rosen and Charles M. Hevenor.
     (10.4)* Change in Control Agreement, dated July 14, 1999, between the Company and David J. Gerber.
     (10.5)* Severance Policy for Senior Officers of Gerber Scientific, Inc. and its domestic subsidiaries.
     (10.6)* Consulting Agreement between the Company and David J. Logan commencing August 10, 1999.
     (10.7) Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan.
     (15)* Letter regarding unaudited interim financial information.
     (27)*       Financial data schedule.


(b)  Reports on Form 8-K

     No Form 8-K was filed during the quarter for which this report is filed.



*Filed herewith.

<PAGE 19>

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               GERBER SCIENTIFIC, INC.
                              ------------------------
                                    (Registrant)




Date:   September 7, 1999   By:  / s / Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)
<PAGE 20>

                          EXHIBIT INDEX




  Exhibit
   Index                                                     Page
  Number                                                     ----
 --------

  (10.1)*      Change in Control Agreement, dated July  14,
               1999,  between  the Company and  Michael  J.
               Cheshire.
  (10.2)*      Form  of Change in Control Agreement,  dated
               July  14, 1999, between the Company and  its
               Senior Vice Presidents including Fredric  K.
               Rosen,  Charles M. Hevenor, Gary K. Bennett,
               and Richard F. Treacy, Jr.
  (10.3)*      Form  of Change of Control Agreement,  dated
               July 14, 1999, between each of the Company's
               three   domestic  subsidiaries   and   their
               respective  Presidents including Fredric  K.
               Rosen and Charles M. Hevenor.
  (10.4)*      Change in Control Agreement, dated July  14,
               1999,  between  the  Company  and  David  J.
               Gerber.
  (10.5)*      Severance  Policy  for  Senior  Officers  of
               Gerber Scientific, Inc. and its domestic subsidiaries.
  (10.6)*      Consulting Agreement between the Company and
               David J. Logan commencing August 10, 1999.
  (10.7)       Gerber  Scientific, Inc. 2000-2004 Executive
               Annual Incentive Bonus Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held September 15, 1999,
               File No. 1-5865).
   (15)* Letter regarding unaudited interim financial information.
   (27)*       Financial data schedule.






*Filed herewith.