Form 10-Q
period 1999-10-31
GERBER SCIENTIFIC INC
filed 1999-12-09
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
October 31, 1999                       Commission File No. 1-5865



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


                     Yes  / X / .   No /    /.

At October 31, 1999, 22,176,534 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                 Quarter Ended October 31, 1999


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statements of Earnings for the three months
           ended October 31, 1999 and 1998                   2

           Statements of Earnings for the six months
           ended October 31, 1999 and 1998                   3

           Balance Sheets at October 31, 1999 and
           April 30, 1999                                  4-5

           Statements of Cash Flows for the six months
           ended October 31, 1999 and 1998                   6

           Notes to Financial Statements                     7

           Independent Accountants' Report                  11

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     12

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                 19


Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security
          Holders                                           20

  Item 5. Other Information                                 20

  Item 6.  Exhibits and Reports on Form 8-K                 21


Signature                                                   22

Exhibit Index                                               23


<PAGE 2>

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------
                                          Three Months Ended
In thousands (except per share amounts)       October 31,
--------------------------------------- ----------------------
                                           1999        1998
                                        ---------    ---------
Revenue:

  Product sales                         $139,598     $137,992
  Service                                 13,255       12,598
                                        --------     --------
                                         152,853      150,590
                                        --------     --------

Costs and Expenses:

  Cost of product sales                   82,412       81,269
  Cost of service                          7,188        7,333
  Selling, general and administrative     38,442       37,446
  Research and development expenses        8,304        7,645
  Goodwill amortization                    2,114        2,147
                                        --------     --------
                                         138,460      135,840
                                        --------     --------

Operating income                          14,393       14,750

Other income                                 744          937
Interest expense                          (2,407)      (3,352)
                                        --------     --------

Earnings before income taxes              12,730       12,335

Provision for income taxes                 4,400        4,600
                                        --------     --------
Net earnings                            $  8,330     $  7,735
                                        ========     ========
Per share of common stock:
  Basic                                 $    .38     $    .34
  Diluted                               $    .37     $    .33

  Dividends                             $    .08     $    .08

Average shares outstanding:
  Basic                                   22,175       22,789
  Diluted                                 22,474       23,487

                     See Accompanying Notes

<PAGE 3>


            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------
                                            Six Months Ended
In thousands (except per share amounts)       October 31,
--------------------------------------- ----------------------
                                           1999        1998
                                        ---------    ---------
Revenue:

  Product sales                         $265,454     $280,158
  Service                                 26,875       24,091
                                        --------     --------
                                         292,329      304,249
                                        --------     --------

Costs and Expenses:

  Cost of product sales                  155,033      165,137
  Cost of service                         14,493       14,020
  Selling, general and administrative     73,534       77,038
  Research and development expenses       16,902       15,273
  Goodwill amortization                    4,250        4,311
                                        --------     --------
                                         264,212      275,779
                                        --------     --------

Operating income                          28,117       28,470

Other income                               1,137        1,197
Interest expense                          (4,871)      (6,510)
                                        --------     --------

Earnings before income taxes              24,383       23,157

Provision for income taxes                 8,500        8,700
                                        --------     --------
Net earnings                            $ 15,883     $ 14,457
                                        ========     ========
Per share of common stock:
  Basic                                 $    .72     $    .64
  Diluted                               $    .71     $    .62

  Dividends                             $    .16     $    .16

Average shares outstanding:
  Basic                                   22,147       22,731
  Diluted                                 22,463       23,500

                     See Accompanying Notes

<PAGE 4-5>

             GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------
                                         October 31,  April 30,
In thousands                               1999         1999
--------------------------------------   ----------  ----------
Assets
Current Assets:
 Cash and short-term cash investments     $ 20,218     $ 26,523
 Accounts receivable                       120,455      103,118
 Inventories                                92,775       72,367
 Prepaid expenses                           20,611       23,690
                                          --------     --------
                                           254,059      225,698
                                          --------     --------
Property, Plant and Equipment              158,377      152,374
 Less accumulated depreciation              61,493       61,789
                                          --------     --------
                                            96,884       90,585
                                          --------     --------

Intangible Assets                          243,278      238,777
 Less accumulated amortization              22,467       18,018
                                          --------     --------
                                           220,811      220,759
                                          --------     --------
Other Assets                                 4,651        5,218
                                          --------     --------
                                          $576,405     $542,260
                                          ========     ========
Liabilities and Shareholders' Equity

Current Liabilities:
 Current maturities of long-term debt     $     --     $    193
 Accounts payable                           57,863       48,374
 Accrued compensation and benefits          16,976       18,982
 Other accrued liabilities                  34,408       35,854
 Deferred revenue                            8,367        6,874
 Advances on sales contracts                 3,430        5,721
                                          --------     --------
                                           121,044      115,998
                                          --------     --------
Noncurrent Liabilities:
 Deferred income taxes                      10,315        9,593
 Long-term debt                            188,833      173,338
                                          --------     --------
                                           199,148      182,931
                                          --------     --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  22,976,534 and 22,858,699 shares          22,977       22,859
 Paid-in capital                            42,390       40,255
 Retained earnings                         208,188      195,871
 Treasury stock, at cost (800,000
  shares)                                  (16,450)     (16,450)
 Unamortized value of restricted stock
  grants                                      (457)        (417)
 Accumulated other comprehensive income
  (loss)                                      (435)       1,213
                                          --------     --------
                                           256,213      243,331
                                          --------     --------
                                          $576,405     $542,260
                                          ========     ========


                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                                                  Six Months Ended
In thousands                                         October 31,
--------------------------------------------    ----------------------
                                                  1999         1998
                                               ----------   ---------
Cash Provided by (Used for):
Operating Activities:
  Net earnings                                  $ 15,883    $  14,457
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization                12,359       10,729
     Deferred income taxes                           722         (210)
     Other non-cash items                            155          122
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                                (15,024)     (13,738)
      Inventories                                (15,691)       8,162
      Prepaid expenses                             3,079       11,096
      Accounts payable and accrued expenses        2,580       (2,836)
                                                --------     --------
Provided by Operating Activities                   4,063       27,782
                                                --------     --------
Investing Activities:
  Additions to property, plant and equipment     (13,251)      (7,010)
  Business acquisitions                           (7,452)    (175,952)
  Intangible and other assets                       (340)         362
  Other, net                                        (391)       1,923
                                                --------     --------
(Used for) Investing Activities                  (21,434)    (180,677)
                                                --------     --------
Financing Activities:
  Additions of long-term debt                     30,274      181,686
  Repayments of long-term debt                   (16,229)     (19,648)
  Net short-term financing                        (1,249)     (11,963)
  Debt issue costs                                    --         (800)
  Proceeds from issuance of stock                  1,809        2,025
  Dividends on common stock                       (3,539)      (3,632)
                                                --------     --------
Provided by Financing Activities                  11,066      147,668
                                                --------     --------

(Decrease) in Cash and Short-Term
  Cash Investments                                (6,305)      (5,227)

Cash and Short-Term Cash Investments,
  Beginning of Period                             26,523       27,007
                                                --------     --------
Cash and Short-Term Cash Investments,           $ 20,218     $ 21,780
  End of Period                                 ========     ========

                     See Accompanying Notes

<PAGE 7>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
     NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended April 30, 1999.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

                                October 31, 1999  April 30, 1999
                                ----------------  --------------
Raw materials & purchased parts    $53,949            $42,097
Work in process                     38,826             30,270
                                   -------            -------
                                   $92,775            $72,367
                                   =======            =======

NOTE 3. Segment Information

                         Three Months Ended   Six Months Ended
In thousands                October 31,          October 31,
-----------------------  -----------------   -------------------
                           1999      1998      1999      1998
                         --------  --------  --------- ---------
Segment revenue:
 Sign Making &
  Specialty Graphics     $ 72,993  $ 71,240   $141,327  $143,799
 Apparel & Flexible
  Materials                56,607    53,434    105,472   106,702
 Ophthalmic Lens
  Processing               23,253    25,916     45,530    53,748
                         --------  --------   --------  --------
                         $152,853  $150,590   $292,329  $304,249
                         ========  ========   ========  ========

<PAGE 8>

Segment profit:
 Sign Making &
  Specialty Graphics     $  8,782  $  9,027   $ 17,648  $ 18,107
 Apparel & Flexible
  Materials                 6,607     6,960     11,751    12,481
 Ophthalmic Lens
  Processing                1,416     1,624      2,667     3,283
                         --------  --------   --------  --------
                         $ 16,805  $ 17,611   $ 32,066  $ 33,871
                         ========  ========   ========  ========

A reconciliation of total segment profits to consolidated earnings before income taxes is as follows:

                         Three Months Ended    Six Months Ended
In thousands                 October 31,         October 31,
------------------------ ------------------    ----------------
                           1999       1998      1999      1998
                         --------   --------  -------   --------
Segment profit            $ 16,805  $ 17,611  $ 32,066  $ 33,871
Corporate expenses, net
 of other income/expense    (1,668)   (1,924)   (2,812)   (4,204)
                          --------  --------  --------  --------
Earnings before interest
 and taxes                  15,137    15,687    29,254    29,667
Interest expense            (2,407)   (3,352)   (4,871)   (6,510)
                          --------   --------  --------  --------
Earnings before income
 taxes                    $ 12,730  $ 12,335  $ 24,383  $ 23,157
                          ========  ========  ========  ========

There were no material changes in segment assets or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K. However, the measure of segment profit was changed. In the Company's segment disclosures on Form 10-K for the year ended April 30, 1999, an allocation of general corporate expenses was included in the measure of segment profit. For the three- and six-month periods ended October 31, 1999 and 1998, segment profit is reported as earnings before interest, taxes, and general corporate expenses.

NOTE 4. Comprehensive Income

The Company's total comprehensive income was as follows:

                               Three Months    Six Months Ended
In thousands                Ended October 31,     October 31,
--------------------------  -----------------  ----------------
                              1999     1998     1999      1998
                            -------  --------  -------   -------
Net earnings                 $ 8,330  $ 7,735  $15,883   $14,457
Other comprehensive income
 (loss):
  Foreign currency
   translation adjustments    (1,083)  (2,445)  (1,648)   (1,835)
                             -------  -------  -------   -------
  Total comprehensive
   income                    $ 7,247  $ 5,290  $14,235   $12,622
                             =======  =======  =======   =======

<PAGE 9>

NOTE 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                           Three Months Ended        Six Months Ended
                               October 31,              October 31,
                         -----------------------  -----------------------
                            1999        1998          1999        1998
                         ----------  ----------   ----------- -----------
Numerator:
 Net Income              $ 8,330,000 $ 7,735,000  $15,883,000 $14,457,000
                         =========== ===========  =========== ===========
Denominators:
 Denominator for
  basic earnings per
  share--weighted-
  average shares
  outstanding             22,175,402  22,789,437   22,146,571  22,731,381
 Effect of dilutive
  securities:
  Employee stock
   options                   298,299     697,116      316,040     769,047
                         -----------  ----------  ----------- -----------
  Denominator for
   diluted earnings
   per share--adjusted
   weighted-average
   shares outstanding     22,473,701  23,486,553   22,462,611  23,500,428
                         ===========  ==========  =========== ===========
Basic earnings per
 share                   $       .38 $       .34  $       .72 $       .64
                         =========== ===========  =========== ===========
Diluted earnings per
 share                   $       .37 $       .33  $       .71 $       .62
                         =========== ===========  =========== ===========

<PAGE 10>

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES




With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at October 31, 1999 and for the three- and six-month periods ended October 31, 1999 and 1998, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 17, 1999 appearing on page 11. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.


<PAGE 11>

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 1999 and 1998, the consolidated statements of cash flows for the six-month periods ended October 31, 1999 and 1998, and the consolidated balance sheet as of October 31, 1999 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 26, 1999 on the consolidated financial statements for the year ended April 30, 1999 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and six-month periods ended October 31, 1999 and 1998, the consolidated statements of cash flows for the six-month periods ended October 31, 1999 and 1998, or the consolidated balance sheet as of October 31, 1999 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP


Hartford, Connecticut
November 17, 1999

<PAGE 12>

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In September 1999, the Company purchased the assets of Graphi-cal Group with cash. Accordingly, Graphi-cal was included in the Company's balance sheet at October 31, 1999, in the Company's results from operations for the three- and six-month periods ended October 31, 1999, and in the Company's cash flows for the six-month period ended October 31, 1999.

In this year's second quarter, the Company started to display goodwill amortization as a separate line item in its consolidated statements of earnings. All prior periods affected by the change have been restated. This accounting change represents a first step in complying with the disclosure requirements of the Financial Accounting Standards Board's (FASB's) proposal on business combinations and facilitates the calculation of earnings before goodwill amortization.

Sales for the three- and six-month periods ended October 31, 1999 were $152.9 million and $292.3 million, respectively. This year's second quarter sales increased 1.5 percent over the prior year while year-to-date sales decreased 3.9 percent. Both second quarter and year-to-date sales were adversely affected by relatively weaker European currencies this year. Anticipated lower shipments in the Company's Ophthalmic Lens Processing operating segment also accounted for part of the year-to-date sales decrease. This year's second quarter sales rebounded from the first quarter impact of implementing a new enterprise resource planning (ERP) system.

The Company's backlog grew significantly in this year's second quarter to $66.8 million at October 31, 1999, an increase of $18.5 million from the prior year comparable period and $16.0 million higher than at the beginning of the current fiscal year. This growth was caused by higher levels of orders received, particularly for products recently introduced, and some shipment delays.

Operating income for the three- and six-month periods ended October 31, 1999 of $14.4 million and $28.1 million, respectively, were substantially the same as the prior year comparable periods of $14.7 million and $28.5 million. The Company's gross profit margin of 41.4 percent in this year's second quarter was substantially the same as the prior year margin of 41.2 percent. Higher research and development (R&D) spending, particularly related to this year's strong new product flow, contributed to this year's lower second quarter operating profit of 9.4 percent compared with the prior year margin of 9.8 percent.

For the six-month period ended October 31, 1999, the Company's gross profit margin of 42.0 percent was 0.9 percentage points

<PAGE 13>

higher than the prior year comparable margin of 41.1 percent. This was caused by a sales mix in this year's first quarter which favored higher margin products as well as higher levels of service revenue. Lower first quarter S,G,&A spending resulted in an operating profit margin of 9.6 percent in the first half of this year, which was 0.2 percentage points higher than the prior year comparable period margin of 9.4 percent. The effect of acquisition synergies and actions taken to resize the Ophthalmic Lens Processing operating segment in last year's fourth quarter contributed to the margin improvement.

Lower interest expense and a lower tax rate caused net earnings to rise for the three- and six-month periods ended October 31, 1999 compared with the same periods last year. Diluted earnings per share increased 12.1 percent to $0.37 in this year's second quarter and 14.5 percent to $0.71 in this year's first half from $0.33 per share and $0.62 per share, respectively, for the same periods last year.

The Company's cash flow was adversely affected in this year's first half by growth in working capital. This growth was related to increased inventory associated with the introduction of new products and inventory and receivable build-ups related to the first quarter ERP system implementation noted above.


FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.1 to 1 at October 31, 1999 compared with 1.9 to 1 at April 30, 1999. Net working capital at October 31, 1999 was $133.0 million, an increase of $23.3 million from the beginning of the current fiscal year and largely attributable to higher accounts receivable and inventory levels. The increase in accounts receivable balances was primarily caused by the higher volume of second quarter shipments and the acquisition of Graphi-cal. The increase in inventory balances was largely attributable to the rising backlog of new products recently introduced and the
acquisition   of   Graphi-cal.   Although  most   of   the   ERP
implementation issues that arose in the first quarter were resolved, both inventory and accounts receivable balances continued to be affected in the second quarter. Reduction of inventory and receivable balances represent a significant cash flow generation opportunity for the Company.

The Company's cash and investments totaled $20.2 million at October 31, 1999 compared with $26.5 million at the end of the prior fiscal year. Operating activities provided $4.1 million in cash for the six-month period ended October 31, 1999 compared with $27.8 million provided by operating activities for the same period last year. Cash generated by earnings and the non-cash charges for depreciation and amortization in this year's first six months was offset by higher accounts receivable and inventory balances, as discussed above. Higher accounts payable and accrued

<PAGE 14>

liabilities balances, due largely to the timing of payments, also contributed to the cash generation in the first six months.

The principal non-operating uses of cash in the six months ended October 31, 1999 were for additions to property, plant, and equipment of $13.3 million and the acquisition of Graphi-cal of $8.7 million, which included repayment of its debt. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $23 - $24 million. Cash was also used for payment of dividends of $3.5 million in the first six months.

The Company's total long-term debt at October 31, 1999 was $188.8 million, which was higher than the April 30, 1999 balance of $173.5 million. Net debt (total debt less cash and investments) was $168.6 million at October 31, 1999 versus $147.0 million at April 30, 1999, as cash was required in the first six months for acquisition funding and to finance the growth in inventories and accounts receivable. The ratio of net debt to total capital increased to 39.7 percent at October 31, 1999 from 37.7 percent at April 30, 1999.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended October 31, 1999 increased $2.3 million (1.5 percent) and for the six-month period ended October 31, 1999 decreased $11.9 million (3.9 percent) from the prior year comparable periods. The increase in the second quarter reflected higher product sales and service revenue. The decrease on a year-to-date basis reflected lower product sales and higher service revenue. The higher product sales in this year's second quarter came from higher shipments in the Apparel and Flexible Materials operating segment ($2.7 million), largely resulting from a rebound in international markets for that segment's products, and higher shipments in the Sign Making and Specialty Graphics operating segment ($1.5
million),  resulting  from  the  Graphi-cal  acquisition.    The
service revenue increase of $0.7 million (5.2 percent) in this year's second quarter also came from these operating segments. The higher sales in these segments overcame the second quarter impact of relatively weaker foreign currencies ($3.5 million). Product sales and service revenue for the Ophthalmic Lens Processing operating segment were lower in the second quarter compared with the prior year ($2.7 million lower), as anticipated.

The lower product sales in the six-month period ended October 31, 1999 were predominantly caused by anticipated lower shipments of Ophthalmic Lens Processing equipment ($8.1 million); the prior year first quarter sale of certain distribution operations in the Sign Making and Specialty Graphics operating segment ($2.5 million); the impact on sales of relatively weaker foreign currencies ($6.0 million); and this year's first quarter ERP implementation in the Apparel and Flexible Materials operating segment. The higher second quarter product sales in the Apparel

<PAGE 15>

and Flexible Materials and Sign Making and Specialty Graphics operating segments noted above were an offset. Service revenue increased $2.8 million (11.6 percent) in the six-month period ended October 31, 1999. The largest increase came from the Apparel and Flexible Materials operating segment and was partly the result of incentives used to enhance that segment's service business.

The consolidated gross profit margins in this year's first three- and six-month periods ended October 31, 1999 were 41.4 percent and 42.0 percent, respectively, which were higher than the prior year comparable margins of 41.2 and 41.1 percent, respectively. Gross profit margins on both product sales and service were higher. The increase in product gross profit margins was the result of a product mix favoring higher margin products such as software in the Apparel and Flexible Materials operating segment and newly introduced digital imaging products in the Sign Making and Specialty Graphics operating segment. The increases in service gross profit margins related primarily to the Apparel and Flexible Materials operating segment and were caused by the service revenue increases noted above.

Selling, general, and administrative (S,G,&A) expenses in this year's second quarter increased $1.0 million (2.7 percent) and in this year's first six months decreased $3.5 million (4.5 percent) from the prior year comparable periods. Increases in the second quarter came from increased marketing expenses relating to new products and from including Graphi-cal's S,G,&A expenses for the two months ended October 31, 1999. The S,G,&A increase in the quarter was partly offset by management action taken in the prior year to resize the Ophthalmic Lens Processing operating segment. The decrease in the first six months compared with the prior year was caused by the management action noted above and by marketing synergies realized by the Company in the Sign Making and Specialty Graphics operating segment through the acquisition of Spandex PLC and in the Ophthalmic Lens Processing operating segment through the acquisition of Coburn Optical Industries, Inc.

After adjusting for the reclassification of goodwill amortization mentioned earlier, S,G,&A expenses were 25.2 percent of sales in both this year's second quarter and first six months compared with 24.9 percent and 25.3 percent, respectively, in the prior year comparable periods.

The Company continued to commit significant resources to research and the development of new products. R&D spending increased $0.7 million (8.6 percent) in the second quarter and $1.6 million (10.7 percent) in the first six months compared with last year's comparable periods. The increase was related to the stepped-up flow of new products from each of the Company's operating segments. As a percentage of sales, research and development was
5.4  percent in the second quarter and 5.8 percent in  the  first

<PAGE 16>

six   months   compared  with  5.1  percent  and   5.0   percent,
respectively, in the prior year comparable periods.

Interest expense decreased $0.9 million in the second quarter and $1.6 million in the first six months to $2.4 million and $4.9 million, respectively. These decreases were the result of lower interest rates and, to a lesser extent, lower average debt balances. Most of the Company's borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

The provision rate for income taxes was 34.6 percent for the second quarter and 34.9 percent for the first six months compared with 37.3 percent and 37.6 percent in the comparable prior year periods and 35.8 percent for the full prior year. The lower tax rates this year were primarily the result of tax reduction
strategies   involving   the   Company's   wholly-owned   foreign
subsidiaries.

As a result of the above, net earnings increased in this year's second quarter to $8.3 million or $.37 diluted earnings per share from $7.7 million or $.33 diluted earnings per share in last year's second quarter. For the first six months, net earnings this year increased to $15.9 million or $.71 diluted earnings per share compared with $14.5 million or $.62 per diluted share last year.

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

YEAR 2000

As disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, the Company recognizes the business risks posed by the Year 2000 date issue and is actively working to control the associated risks. The risks identified by the

<PAGE 17>

Company's Year 2000 compliance program remain the same and the Company's assessment and remediation plans have not changed
materially  in terms of scope, timing, or estimated  costs.   The
Company  believes that it has completed all critical  aspects  of its Year 2000 readiness program. Although the Company designed this program to properly prepare its systems and products for the Year 2000, there can be no assurance that the Company will not experience business disruptions or incur material costs caused
by  the failure  to  detect   and remediate all instances  of  Year
2000 noncompliance in its systems and products. Contingency plans, including those designed to prevent the failure of critical systems from having a material effect on the Company, are nearing completion.

The  Company  continues to evaluate its risks and, as  necessary, update  contingency plans.  Total costs to resolve the Year  2000 issue were not material to the Company's financial position, results of operations or cash flows.

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

<PAGE 18>

10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal year 1999 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Corporation's Business as a Whole."

<PAGE 19>

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

<PAGE 20>


                   PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 15, 1999, the Company held its annual meeting of shareholders. The holders of 88 percent of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following were the voting results for the meeting:

   -  The shareholders elected Directors to hold office until the annual meeting to be held in the year 2002 with the following votes:
                                   For            Withheld

      David J. Logan           18,473,931         982,399
      Carole F. St. Mark       19,071,490         384,840
      A. Robert Towbin         18,375,996       1,080,334

      The  terms  of  office  of the other Directors,  Donald  P.
      Aiken,  Michael  J. Cheshire, George M. Gentile,  David  J.
      Gerber,   Edward  E.  Hood,  Jr.,  and  W.  Jerome  Vereen,
      continued after the meeting.

   -  The  shareholders  approved  the Gerber   Scientific,   Inc.
      2000-2004   Executive   Annual Incentive  Bonus  Plan  with
      18,496,160 votes in favor, 847,543 votes against, and 111,627 abstentions. Votes not cast totaled 1,000.


ITEM 5.   OTHER INFORMATION

On September 13, 1999, the Company issued a press release reporting the acquisition of Graphi-cal Group, Australia's largest sign making supplies distributor with approximately $12
million  (U.S.)  in  annual revenues.   The  purchase  price  was
approximately   $7.5  million.   In  addition,  Graphi-cal   had
approximately $1.2 million in outstanding debt that was assumed.

On November 1, 1999, the Company issued a press release reporting the acquisition of R&D Marketing Aktiebolag (R&D Marketing), a leading Scandinavian sign making supplier distributor located in Sweden, with approximately $8 million (U.S.) in annual revenues. The purchase price was approximately $3.1 million. R&D Marketing will be included in the Company financial statements starting in this year's third quarter.

<PAGE 21>


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




Date:   December 9, 1999    By:  / s / Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)

<PAGE 23>

                          EXHIBIT INDEX





  Exhibit
   Index                                                     Page
  Number                                                     ----
 --------

   (15)* Letter regarding unaudited interim financial information.
   (27)*       Financial data schedule.







*Filed herewith.