Form 10-Q
period 2000-01-31
GERBER SCIENTIFIC INC
filed 2000-03-03
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
January 31, 2000                       Commission File No. 1-5865



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


                     Yes  / X / .   No /    /.

At January 31, 2000, 22,204,489 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                 Quarter Ended January 31, 2000


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statements of Earnings for the three months
           ended January 31, 2000 and 1999                   2

           Statements of Earnings for the nine months
           ended January 31, 2000 and 1999                   3

           Balance Sheets at January 31, 2000 and
           April 30, 1999                                  4-5

           Statements of Cash Flows for the nine months
           ended January 31, 2000 and 1999                   6

           Notes to Financial Statements                   7-9

           Independent Accountants' Report                  11

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations 12-17

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                 18


Part II - Other Information


  Item 5. Other Information                                 19

  Item 6.  Exhibits and Reports on Form 8-K                 20


Signature                                                    21

Exhibit Index                                                22

<PAGE 2>

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

--------------------------------------------------------------
                                          Three Months Ended
In thousands (except per share amounts)       January 31,
--------------------------------------- ----------------------
                                           2000        1999
                                        ---------    ---------
Revenue:

  Product sales                         $141,997     $128,852
  Service                                 13,546       11,947
                                        --------     --------
                                         155,543      140,799
                                        --------     --------

Costs and Expenses:

  Cost of product sales                   84,916       74,159
  Cost of service                          7,080        7,250
  Selling, general and administrative     38,534       36,666
  Research and development expenses        7,982        7,682
  Goodwill amortization                    2,103        2,171
                                        --------     --------
                                         140,615      127,928
                                        --------     --------

Operating income                          14,928       12,871

Other income (expense)                       (21)         478
Interest expense                          (2,733)      (2,604)
                                        --------     --------

Earnings before income taxes              12,174       10,745

Provision for income taxes                 3,900        3,700
                                        --------     --------
Net earnings                            $  8,274     $  7,045
                                        ========     ========
Per share of common stock:
  Basic                                 $    .37     $    .31
  Diluted                               $    .37     $    .31

  Dividends                             $    .08     $    .08

Average shares outstanding:
  Basic                                   22,193       22,700
  Diluted                                 22,411       23,058
                     See Accompanying Notes

<PAGE 3>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

--------------------------------------------------------------
                                            Nine Months Ended
In thousands (except per share amounts)       January 31,
--------------------------------------- ----------------------
                                           2000        1999
                                        ---------    ---------
Revenue:

  Product sales                         $407,451     $409,010
  Service                                 40,421       36,038
                                        --------     --------
                                         447,872      445,048
                                        --------     --------

Costs and Expenses:

  Cost of product sales                  239,949      239,296
  Cost of service                         21,573       21,270
  Selling, general and administrative    112,068      113,704
  Research and development expenses       24,884       22,955
  Goodwill amortization                    6,353        6,482
                                        --------     --------
                                         404,827      403,707
                                        --------     --------

Operating income                          43,045       41,341

Other income                               1,116        1,675
Interest expense                          (7,604)      (9,114)
                                        --------     --------

Earnings before income taxes              36,557       33,902

Provision for income taxes                12,400       12,400
                                        --------     --------

Net earnings                            $ 24,157     $ 21,502
                                        ========     ========
Per share of common stock:
  Basic                                 $   1.09     $    .95
  Diluted                               $   1.08     $    .93

  Dividends                             $    .24     $    .24

Average shares outstanding:
  Basic                                   22,167       22,721
  Diluted                                 22,450       23,213

                     See Accompanying Notes

<PAGE 4-5>

             GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------
                                         January 31,  April 30,
In thousands                               2000         1999
                                        (Unaudited)
--------------------------------------   ----------  ----------
Assets
Current Assets:
 Cash and short-term cash investments     $ 24,367     $ 26,523
 Accounts receivable                       114,119      103,118
 Inventories                                97,683       72,367
 Prepaid expenses                           18,377       23,690
                                          --------     --------
                                           254,546      225,698
                                          --------     --------
Property, Plant and Equipment              162,400      152,374
 Less accumulated depreciation              64,077       61,789
                                          --------     --------
                                            98,323       90,585
                                          --------     --------
Intangible Assets                          246,830      238,777
 Less accumulated amortization              24,947       18,018
                                          --------     --------
                                           221,883      220,759
                                          --------     --------
Other Assets                                 4,193        5,218
                                          --------     --------
                                          $578,945     $542,260
                                          ========     ========
Liabilities and Shareholders' Equity

Current Liabilities:
 Notes payable                            $    695    $      --
 Current maturities of long-term debt           --          193
 Accounts payable                           53,500       48,374
 Accrued compensation and benefits          17,158       18,982
 Other accrued liabilities                  30,350       35,854
 Deferred revenue                            7,545        6,874
 Advances on sales contracts                 3,478        5,721
                                          --------     --------
                                           112,726      115,998
                                          --------     --------
Noncurrent Liabilities:
 Deferred income taxes                       9,255        9,593
 Long-term debt                            193,964      173,338
                                          --------     --------
                                           203,219      182,931
                                          --------     --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  23,004,489 and 22,858,699 shares          23,004       22,859
 Paid-in capital                            42,845       40,255
 Retained earnings                         214,689      195,871
 Treasury stock, at cost (800,000
  shares)                                  (16,450)     (16,450)
 Unamortized value of restricted stock
  grants                                      (641)        (417)
 Accumulated other comprehensive income
  (loss)                                      (447)       1,213
                                          --------     --------
                                           263,000      243,331
                                          --------     --------
                                          $578,945     $542,260
                                          ========     ========


                     See Accompanying Notes

<PAGE 6>


            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
----------------------------------------------------------------------
                                                  Nine Months Ended
In thousands                                         January 31,
--------------------------------------------    ----------------------
                                                  2000         1999
                                               ----------   ---------
Cash Provided by (Used for):
Operating Activities:
  Net earnings                                  $ 24,157    $  21,502
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization                18,665       17,809
     Deferred income taxes                        (1,730)        (382)
     Other non-cash items                            324          178
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                                 (7,310)      (6,963)
      Inventories                                (19,965)       7,322
      Prepaid expenses                             5,638        9,060
      Accounts payable and accrued expenses       (5,564)     (10,901)
                                                --------     --------
Provided by Operating Activities                  14,215       37,625
                                                --------     --------
Investing Activities:
  Additions to property, plant and equipment     (18,091)     (14,369)
  Business acquisitions                          (11,026)    (175,952)
  Intangible and other assets                     (1,156)        (222)
  Other, net                                      (1,660)       1,113
                                                --------     --------
(Used for) Investing Activities                  (31,933)    (189,430)
                                                --------     --------
Financing Activities:
  Purchase of common stock                            --       (4,940)
  Additions of long-term debt                     40,566      186,686
  Repayments of long-term debt                   (20,133)     (24,445)
  Net short-term financing                        (1,497)     (11,963)
  Debt issue costs                                    --         (800)
  Proceeds from issuance of stock                  1,938        2,602
  Dividends on common stock                       (5,312)      (5,458)
                                                --------     --------
Provided by Financing Activities                  15,562      141,682
                                                --------     --------
(Decrease) in Cash and Short-Term
  Cash Investments                                (2,156)     (10,123)
Cash and Short-Term Cash Investments,
  Beginning of Period                             26,523       27,007
                                                --------     --------
Cash and Short-Term Cash Investments,           $ 24,367     $ 16,884
  End of Period                                 ========     ========
                     See Accompanying Notes

<PAGE 7>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended April 30, 1999.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

                                January 31, 2000  April 30, 1999
                                ----------------  --------------
Raw materials & purchased parts    $56,924            $42,097
Work in process                     40,759             30,270
                                   -------            -------
                                   $97,683            $72,367
                                   =======            =======

NOTE 3. Segment Information

                         Three Months Ended   Nine Months Ended
In thousands                January 31,          January 31,
-----------------------  ------------------  -------------------
                           2000      1999      2000      1999
                         --------  --------  --------- ---------
Segment revenue:
 Sign Making &
  Specialty Graphics     $ 75,383  $ 63,833   $216,710  $207,632
 Apparel & Flexible
  Materials                56,302    53,345    161,774   160,047
 Ophthalmic Lens
  Processing               23,858    23,621     69,388    77,369
                         --------  --------   --------  --------
                         $155,543  $140,799   $447,872  $445,048
                         ========  ========   ========  ========

<PAGE 8>

Segment profit:
 Sign Making &
  Specialty Graphics     $  8,815  $  7,830   $ 26,463  $ 25,937
 Apparel & Flexible
  Materials                 6,203     6,644     17,954    19,125
 Ophthalmic Lens
  Processing                1,786       980      4,453     4,263
                         --------  --------   --------  --------
                         $ 16,804  $ 15,454   $ 48,870  $ 49,325
                         ========  ========   ========  ========

A reconciliation of total segment profits to consolidated earnings before income taxes is as follows:

                         Three Months Ended   Nine Months Ended
In thousands                 January 31,         January 31,
------------------------ ------------------   -----------------
                           2000       1999      2000      1999
                          --------  --------  --------  --------
Segment profit            $ 16,804  $ 15,454  $ 48,870  $ 49,325
Corporate      expenses,
net of other income/expense (1,897)   (2,105)   (4,709)   (6,309)
                          --------  --------  --------  --------
Earnings before interest
 and taxes                  14,907    13,349    44,161    43,016
Interest expense            (2,733)   (2,604)   (7,604)   (9,114)
                          --------   --------  --------  --------
Earnings before income
 taxes                    $ 12,174  $ 10,745  $ 36,557  $ 33,902
                          ========  ========  ========  ========

There were no material changes in segment assets or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K. However, the measure of segment profit was changed. In the Company's segment disclosures on Form 10-K for the year ended April 30, 1999, an allocation of general corporate expenses was included in the measure of segment profit. For the three- and nine-month periods ended January 31, 2000 and 1999, segment profit is reported as earnings before interest, taxes, and general corporate expenses.

<PAGE 9>

NOTE 4. Comprehensive Income

The Company's total comprehensive income was as follows:

                                   Three Months Ended  Nine Months Ended
In thousands                           January 31,        January 31,
---------------------------------   -----------------   ----------------
                                     2000      1999      2000      1999
                                   --------   -------- -------   --------
Net earnings                        $ 8,274    $ 7,045  $24,157   $21,502
Other comprehensive income
(loss):
  Foreign currency
   translation adjustments              (12)     1,511   (1,660)     (324)
                                    -------    -------  -------   -------
  Total comprehensive income        $ 8,262    $ 8,556  $22,497   $21,178
                                    =======    =======  =======   =======

NOTE 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                            Three Months Ended        Nine Months Ended
                               January 31,              January 31,
                         -----------------------  -----------------------
                            2000         1999         2000         1999
                         -----------  ----------- -----------  -----------
Numerator:
 Net Income              $ 8,274,000  $ 7,045,000 $24,157,000  $21,502,000
                         ===========  =========== ===========  ===========
Denominators:
 Denominator for
  basic earnings per
  share--weighted-
  average shares
  outstanding             22,193,140   22,699,682  22,166,749   22,720,640
 Effect of dilutive
  securities:
  Employee stock
   options                   218,037      358,573     283,373      492,430
                         -----------   ---------- -----------  -----------
  Denominator for
   diluted earnings
   per share--adjusted
weighted-average
   shares outstanding     22,411,177   23,058,255  22,450,122   23,213,070
                         ===========   ========== ===========  ===========
Basic earnings per share $       .37  $       .31 $      1.09  $       .95
                         ===========  =========== ===========  ===========
Diluted earnings per
 share                   $       .37  $       .31 $      1.08  $       .93
                         ===========  =========== ===========  ===========

<PAGE 10>

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 2000 and for the three- and nine-month periods ended January 31, 2000 and 1999, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 16, 2000 appearing on page 11. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

<PAGE 11>


                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and nine-month periods ended January 31, 2000 and 1999, the consolidated statements of cash flows for the nine-month periods ended January 31, 2000 and 1999, and the consolidated balance sheet as of January 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 26, 1999 on the consolidated financial statements for the year ended April 30, 1999 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and nine-month periods ended January 31, 2000 and 1999, the consolidated statements of cash flows for the nine-month periods ended January 31, 2000 and 1999, or the consolidated balance sheet as of January 31, 2000 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP


Hartford, Connecticut
February 16, 2000

<PAGE 12>

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

During the first nine months of fiscal 2000, the Company purchased three businesses included in its Sign Making and Specialty Graphics operating segment. The acquisitions totaled $11.0 million and were made utilizing cash on hand and the Company's multi-currency revolving credit facility. On a combined basis, these businesses had annualized sales of approximately $21.0 million. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. The pro forma net sales and results of operations for these acquisitions, had the acquisitions occurred at the beginning of fiscal years 2000 and 1999, are not significant, and accordingly, have not been provided. The acquisitions included the Graphi-cal Group (Australia) in September 1999, R&D Marketing Aktiebolag (Sweden) in November 1999, and SD Trading OY (Finland) in January 2000. As a result of the acquisitions, approximately $7.8 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed. On February 1, 2000, the Company announced the acquisition of Technograf Group (Australia), which will be included in the Company's fourth quarter consolidated results.

FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.3 to 1 at January 31, 2000 compared with 1.9 to 1 at April 30, 1999. Net working capital at January 31, 2000 was $141.8 million, an increase of $32.1 million from the beginning of the current fiscal year and largely attributable to higher accounts receivable and inventory levels. The increase in accounts receivable balances was primarily caused by the higher volume of third quarter shipments and the business acquisitions. The increase in inventory balances was largely attributable to the rising backlog of new products and the business acquisitions. Reduction of inventory and receivable balances represent a significant cash flow generation opportunity for the Company.

The Company's cash and investments totaled $24.4 million at January 31, 2000 compared with $26.5 million at the end of the prior fiscal year. Operating activities provided $14.2 million in cash for the nine-month period ended January 31, 2000 compared with $37.6 million provided by operating activities for the same period last year. Cash generated by earnings and the non-cash charges for depreciation and amortization in this year's first nine months was offset by higher accounts receivable and inventory balances, as discussed above. Lower accrued liabilities balances, due largely to the timing of payments, also contributed to the use of cash in the first nine months.

<PAGE 13>

The principal non-operating uses of cash in the nine months ended January 31, 2000 were for additions to property, plant, and equipment of $18.1 million and the business acquisitions of $11.0 million. The Technograf acquisition effective February 1, 2000 amounted to $2.2 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $23 - $24 million. Cash was also used for payment of dividends of $5.3 million in the first nine months.

The Company's total long-term debt at January 31, 2000 was $194.0 million, which was higher than the April 30, 1999 balance of $173.5 million. Net debt (total debt less cash and investments) was $170.3 million at January 31, 2000 versus $147.0 million at April 30, 1999, as cash was required in the first nine months for acquisition funding, additions to property, plant, and equipment, and to finance the growth in inventories and accounts receivable. The ratio of net debt to total capital increased to 39.3 percent at January 31, 2000 from 37.7 percent at April 30, 1999.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended January 31, 2000 increased $14.7 million (10.5 percent) from the prior year comparable periods and $2.8 million (0.6 percent) for the nine-month period ended January 31. The increase in the third quarter reflected higher product sales and service revenue. The increase on a year-to-date basis reflected lower product sales and higher service revenue. The higher product sales in this year's third quarter came predominately from the Sign Making and Specialty Graphics operating segment ($10.5 million). Acquisitions represented $5.1 million of the increase, and products recently introduced, such as new digital imaging systems and plotters, represented the majority of the remainder. Higher product sales in the Apparel and Flexible Materials operating segment ($2.6 million) resulted from products recently introduced, such as new single-ply cutting systems and plotters, and a rebound in international markets contributed to the year-over-year increase. The service revenue increase of $1.6 million (13.4 percent) in this year's third quarter came from each of the Company's operating segments as the Company continues its focus on improving its service businesses. The factors noted above overcame the third quarter impact of relatively weaker foreign exchange rates for the translation of foreign currency revenue ($5.3 million).

The lower product sales in the nine-month period ended January 31, 2000 were predominantly caused by anticipated lower shipments of Ophthalmic Lens Processing equipment ($8.0 million); the prior year first quarter sale of certain distribution operations in the Sign Making and Specialty Graphics operating segment ($2.5 million); the impact on sales of relatively weaker foreign currencies ($11.3 million); and some disruption in this year's first quarter from the implementation of an Enterprise Resource Planning (ERP) system in the Apparel and Flexible

<PAGE 14>

Materials operating segment. Service revenue increased $4.4 million (12.2 percent) in the nine-month period ended January 31, 2000. The largest increase came from the Apparel and Flexible Materials operating segment and was partly the result of incentives used to enhance that segment's service business.

The consolidated gross profit margin in the three-month period ended January 31, 2000 was 40.9 percent, which was lower than the prior year comparable margin of 42.2 percent. The consolidated gross profit margin in the nine-month period ended January 31, 2000, was 41.6 percent, which was substantially the same as the prior year margin of 41.5 percent. Gross profit margins on product sales were lower than the prior year periods while margins on service sales were higher.

The decrease in product gross profit margins was primarily the result of weaker European currencies. This margin impact occurred because most of the Company's manufactured products are U.S. dollar cost-based and sold in Europe generally in local currencies. Sales of certain new products introduced this year also pressured gross profit margins because of higher costs on initial production runs. These products include newly introduced digital imaging systems and plotters in the Sign Making and Specialty Graphics operating segment. The increases in service gross profit margins came from each of the Company's operating segments and were the result of concerted efforts to improve the Company's service businesses.

Selling, general, and administrative (S,G,&A) expenses in this year's third quarter increased $1.9 million (5.1 percent) and in this year's first nine months decreased $1.6 million (1.4 percent) from the prior year comparable periods. Increases in the third quarter came from higher marketing expenses related to new product introductions and from including the S,G,&A expenses of the acquisitions. The decrease in the first nine months compared with the prior year reflected cost reduction actions taken in the prior year to resize the Ophthalmic Lens Processing operating segment. Also contributing to the decrease were further marketing synergies realized by the Company in the Sign Making and Specialty Graphics operating segment through the acquisition of Spandex PLC and in the Ophthalmic Lens Processing operating segment through the acquisition of Coburn Optical Industries, Inc. Increased marketing expenses relating to new products and the incremental S,G,&A expense of the acquisitions partially offset these decreases. S,G,&A expenses were 24.8 and
25.0 percent of sales in this year's third quarter and first nine months, respectively, down from 26.0 percent and 25.5 percent in the prior year comparable periods.

The Company continued to commit significant resources to research and the development of new products. R&D spending increased $0.3 million (3.9 percent) in the third quarter and $1.9 million (8.4 percent) in the first nine months compared with last year. The increases were related to the stepped-up flow of new products from each of the Company's operating segments in the current

<PAGE 15>

year. As a percentage of sales, research and development was 5.1 percent in the third quarter and 5.6 percent in the first nine months compared with 5.5 percent and 5.2 percent, respectively, in the prior year comparable periods.

The year-to-year impact of comparatively weaker European currencies on earnings was significant in both the three- and nine-month periods ended January 31, 2000. Had prior year translation rates been in effect earnings before interest and taxes would have been higher by approximately $3.0 million in the third quarter and approximately $4.6 million in the nine-month period of fiscal 2000.

Interest expense increased $0.1 million in the third quarter and decreased $1.5 million in the first nine months of the current year. The increase in the third quarter was caused by comparatively higher current year borrowings and a higher weighted average interest rate. The decrease in interest expense in this year's nine months was the result of lower average interest rates in this year's first half compared with the prior year. Most of the Company's borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

The provision rate for income taxes was 32.0 percent for the third quarter and 33.9 percent for the first nine months compared with 34.4 percent and 36.6 percent in the comparable prior year periods and 35.8 percent for the full prior year. The lower tax rates this year were primarily the result of tax reduction strategies involving the Company's wholly-owned foreign subsidiaries and also the benefits from the Company's Foreign Sales Corporation.

As a result of the above, net earnings increased in this year's third quarter to $8.3 million or $.37 diluted earnings per share from $7.0 million or $.31 diluted earnings per share in last year's third quarter. For the first nine months, net earnings this year increased to $24.2 million or $1.08 diluted earnings per share compared with $21.5 million or $.93 per diluted share last year.

NEW ACCOUNTING PRONOUNCEMENTS

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

<PAGE 16>

Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
Statement No. 133," which delays the required adoption of SFAS 133 to the Company's fiscal year 2002. The timing of adoption and the effect of SFAS 133 on the Company's financial position or results of operations have not yet been determined.

YEAR 2000

As disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, the Company had developed plans to address the possible business risks related to the impact of the Year 2000 on its computer systems. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions affecting its customers and suppliers. Although the Company does not anticipate any significant impact due to Year 2000 exposures, it will continue to monitor critical systems, suppliers, and customers over the next several months. Despite these efforts, the Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems that would significantly impact its operations. Costs incurred to achieve Year 2000 readiness were not material and were charged to expense as incurred.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

-    future   earnings  and  other  measurements   of   financial
     performance,
-    future cash flow and uses of cash,
- the effect of economic downturns or growth in particular regions,
- the effect of changes in the level of activity in particular industries or markets,
-    the scope, nature, or impact of acquisition activity,
-    product developments and new business opportunities,
-    cost reduction efforts,
-    the outcome of contingencies,
-    the impact of Year 2000 issues, and

<PAGE 17>

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

<PAGE 18>

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company from those presented in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

<PAGE 19>

                   PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On January 6, 2000, the Company issued a press release reporting the acquisition of SD Trading OY, a leading distributor of computerized sign making hardware in Finland. The terms of the acquisition were not disclosed.

On February 1, 2000, the Company issued a press release reporting the acquisition of Technograf Group, a leading distributor of computerized sign making systems in Australia and New Zealand.
The terms of the acquisition were not disclosed.

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




Date:   March 3, 2000       By:  / s / Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)

<PAGE 22>

                          EXHIBIT INDEX





  Exhibit
   Index                                                     Page
  Number                                                     ----
 --------

   (15)* Letter regarding unaudited interim financial information.
   (27)*       Financial data schedule.







*Filed herewith.