Form 10-K405
period 2000-04-30
GERBER SCIENTIFIC INC
filed 2000-07-27
CIK 41133

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

For the Fiscal Year Ended April 30, 2000     Commission File No. 1-5865

                          GERBER SCIENTIFIC, INC.
          (Exact name of Registrant as specified in its charter)

              Connecticut                           06-0640743
    -------------------------------       -------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)           Identification Number)

          83 Gerber Road West
           South Windsor, CT                          06074
    -------------------------------       -------------------------------
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:  (860) 644-1551
===========================================================================
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each Exchange
          Title of each class                  on which registered
---------------------------------------   ------------------------------
Common Stock, par value $1.00 per share      New York Stock Exchange

At June 30, 2000, 22,011,083 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $221,643,000. Excluded from this amount is voting stock having an aggregate market value of approximately $31,485,000 (representing 12.4% of the outstanding voting stock), which is owned, directly or in trust, by the family of H. Joseph Gerber, the Company's founder, and by the other members of the Company's Board of Directors, who are deemed affiliates for purposes of this computation.

Securities registered pursuant to Section 12(g) of the Act: None
============================================================================
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K.    X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .

<PAGE 2>

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

  (1)  2000 Annual Meeting Proxy Statement (Parts I, III, and IV).

<PAGE 3>

                     GERBER SCIENTIFIC, INC.

                     Index to Annual Report
                          on Form 10-K
                    Year Ended April 30, 2000


PART I                                                       PAGE

Item  l.    Business                                          4
Item  2.    Properties                                       13
Item  3.    Legal Proceedings                                14
Item  4.    Submission of Matters to a Vote of
            Security Holders                                 14
            Executive Officers of the Registrant             14


PART II

Item  5.    Market for the Registrant's Common Equity
            and Related Stockholder Matters                  14
Item  6.    Selected Financial Data                          15
Item  7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations    17
Item 7a.    Quantitative and Qualitative Disclosures About
            Market Risk                                      31
Item  8.    Financial Statements and Supplementary Data      32
Item  9.    Changes in and Disagreements with Auditors
            on Accounting and Financial Disclosure           64


PART III

Item 10.    Directors and Executive Officers of the
            Registrant                                       64
Item 11.    Executive Compensation                           66
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                            66
Item 13.    Certain Relationships and Related
            Transactions                                     66


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              66
            Signatures                                       70

<PAGE 4>

                     GERBER SCIENTIFIC, INC.

PART I

ITEM 1.  BUSINESS.

     Gerber Scientific, Inc., a Connecticut corporation incorporated in 1948, is a holding company providing corporate management services and financial resources to its subsidiaries. As used herein, the term "Company" means Gerber Scientific, Inc. and, unless the context indicates otherwise, its subsidiaries. The Company's principal subsidiaries are Gerber Scientific Products, Inc. (GSP); Spandex PLC (Spandex); Gerber Technology, Inc. (GT); and Gerber Coburn Optical, Inc. (GC).

     Gerber Scientific, Inc. is a leading global supplier of intelligent manufacturing systems. The Company provides diverse industries with innovative computer-based systems, equipment, software, and aftermarket supplies that generate high-quality, mass-customized products at a competitive cost. As a result, the Company is a market leader in each of its three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing.

     The Company's principal manufacturing and administrative facilities are located in Connecticut. The Company also has foreign subsidiaries in numerous locations that provide marketing and field service support for the Company's products.

     As  of  April 30, 2000, the Company had approximately  2,900 regular, full-time employees.

Acquisitions and Divestiture
----------------------------

      The Company continually evaluates acquisition opportunities to strengthen its market leadership positions. Over the last five years, the Company has completed several acquisitions, which it believes increases its potential for additional growth. Also, in 1998, the Company sold its Imaging and Inspection Systems business to focus on its leadership positions in its other businesses. A summary of these acquisitions and divestiture follows.

      In 2000, the Company acquired five distribution businesses included in its Sign Making and Specialty Graphics operating segment. These businesses were located in Australia, New Zealand, and Scandinavia. For further discussion of these acquisitions,
see   Part  II,  Item  8,   Note   2,  "Business Acquisitions" of
the "Notes to Consolidated Financial Statements" appearing on page 44 of this Form 10-K.

     On May 5, 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK. Spandex was the

<PAGE 5>

largest distributor of equipment and related materials to the sign making industry in Europe. The purchase price was approximately $173,000,000. In addition, Spandex had approximately $11,600,000 in outstanding debt that was assumed.

      As of March 31, 1998, the Company sold its Imaging and Inspection Systems product class to the BARCO Group of Belgium for $25,000,000 in cash. This product class developed, manufactured, marketed, and serviced interactive imaging and inspection systems for the electronics and commercial printing industries.

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

      On February 12, 1997, the Company's GT subsidiary acquired the outstanding stock of Cutting Edge Inc. (Cutting Edge) of Marblehead, Massachusetts, for a total cost of approximately $7,800,000 and subsequently merged that company into GT. Cutting Edge manufactures high-performance single layer fabric cutting systems for the industrial fabric, automotive, furniture, apparel, and composite materials industries. GT has continued to develop, manufacture, market, and support the Cutting Edge product lines.

Operating Segments
------------------

      The Company conducts its business through three principal operating segments. These operating segments, their principal products and services, and a description of their principal methods of distribution follows. Other relevant information regarding the Company's measurement of segment profit or loss and segment assets, factors used to identify reportable segments, and the financial information required by Item 1 relating to the reportable segments are included in Part II, Item 8, Note 17, "Segment Reporting" of the "Notes to Consolidated Financial Statements" appearing on page 57 of this Form 10-K.

SIGN MAKING AND SPECIALTY GRAPHICS

      GSP  and  Spandex comprise the Company's  Sign  Making  and
Specialty Graphics operating segment.

      GSP is a world leader in the development and manufacture of
computerized   sign   making  and  specialty  graphics   systems,
software,  materials, and accessories. Digital design,  printing,

<PAGE 6>

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

      The end market for GSP's products includes sign shops and graphic arts professionals. GSP distributes its products to independent distributors for resale by them to the end market, except for sales to the Company's wholly-owned subsidiary Spandex, which sells directly to end users. The acquisition of Spandex added to the Company the leading global distributor of high-performance software, equipment, and related materials and components to the sign making and specialty graphics industry. The largest company of its kind in the world, Spandex is responsible for the sales, marketing, and support of GSP's sign making software, systems, and accessories in Europe, Canada, Australia, and New Zealand. In addition to GSP products, Spandex offers a broad inventory of specialty sign making materials. These include self-adhesive vinyl, banner materials, specialist sign making films, application tapes, and sign blanks and substrates, as well as extruded aluminum sign systems and plastic components. Additionally, a subsidiary of Spandex produces self-adhesive vinyl films for the sign and allied industries and labels films for the packaging markets.

APPAREL AND FLEXIBLE MATERIALS

      GT comprises the Company's Apparel and Flexible Materials operating segment. GT is a world leader in advanced computer-aided design and manufacturing systems for producing industrial, commercial, and retail sewn goods. GT produces computer-aided design, pattern-making, and marker-making systems; computer-controlled material spreading and cutting systems; and several related hardware and software systems. GT also provides maintenance services for a substantial portion of the systems it produces. These integrated hardware and software systems significantly improve the efficiency of information data management, product and pattern design, grading and marker making, fabric spreading and cutting, and material handling processes. They also are used to manufacture products formed by flexible materials, such as luggage, toys, marine products, and composites.

<PAGE 7>

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

     GC's production solutions replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels required and increasing productivity. The company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating, and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the company's processing software.

     The markets for GC's products include independent wholesale eyeglass processing laboratories, "super-optical" retail stores with on-site processing facilities, retail chains with central processing laboratories, and independent ophthalmologists, optometrists, and opticians. GC products are sold through its direct worldwide distribution network.

<PAGE 8>

     The Coburn acquisition in February 1998 broadened the Company's product markets to include manufacturers of both plastic and glass lenses. Also gained through Coburn was a significant consumables and spare parts business, a direct worldwide distribution network, which extended the Company's geographic reach, and an established field service organization. The consumable and spare parts business includes lens polishing pads, tinting chemicals, coatings, and miscellaneous tools.

Other Matters Relating to the Corporation's Business as a Whole
---------------------------------------------------------------

RESEARCH AND DEVELOPMENT

     The Company continues to emphasize technological development with research and development programs designed to create new software and hardware products, improve existing products, and modify products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 2000, 1999, and 1998 were $33,022,000, $31,468,000, and
$31,810,000, respectively, and were charged to income as incurred. The Company's Sign Making and Specialty Graphics operating segment also received and expended approximately $56,000 and $213,000 for the years ended April 30, 1999 and 1998, respectively, for customer-funded research and development projects.

MARKETING

     Most of the Company's product sales are to end users and are sold through the Company's direct sales force in the United States, subsidiaries in Europe, Canada, Mexico, Morocco, Australia, New Zealand, Singapore, Hong Kong, and China, and independent sales representatives and agents in various parts of the world. The Company's Sign Making and Specialty Graphics systems are sold principally to independent distributors for resale by them, except for sales to Spandex, which are resold by Spandex directly to end users. Domestic sales personnel are located in a number of cities, including Hartford, New York, Atlanta, Chicago, Dallas, Los Angeles, and Miami. The Company has foreign subsidiaries that provide marketing and field service support for the Company's products. These are located in Austria, Belgium, the Czech Republic, Finland, France, Germany, Holland, Hungary, Italy, Portugal, Slovakia, Spain, Sweden,
Switzerland, the United Kingdom, Canada, Mexico, Morocco, Australia, China, Hong Kong, New Zealand, and Singapore. The Company's foreign subsidiaries act both as sales representatives on a commission basis and as distributors, depending upon the product and the territory involved.

RAW MATERIALS

     The Company purchases materials, such as computers, computer peripherals, electronic parts, hardware, and aftermarket supplies
from   numerous   suppliers.   Many  of   these   materials   are

<PAGE 9>

incorporated directly into the Company's manufactured products, while others require additional processing. In some cases the Company uses only one source of supply for certain materials, but to date the Company has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect the Company's business. The Company believes that, if required, it could develop alternative sources of supply for the materials that it uses. In the near term, the Company does not foresee the unavailability of materials, components, or supplies that would have any material adverse effect on its overall business, or on any of its operating segments.

PATENTS AND TRADEMARKS

      The Company owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While the Company considers that such patents and patent applications as a group are important to its operations, it does not consider that any patent or group of them related to a specific product or system is of such importance that the loss or expiration thereof would have a materially adverse effect on its overall business or the segments thereof.

      The  Company  believes  that  its  success  depends,  to  a
significant   extent,   on  the  innovative   skills,   technical
competence, and marketing abilities of its personnel.

      The Company also has registered trademarks for a number of its products. Trademarks do not expire when continued in use and properly protected.

SEASONALITY

       No segment of the Company's business is subject to significant seasonal fluctuation. Sales of aftermarket supplies in the Sign Making and Specialty Graphics operating segment can be affected by the weather in the winter months (the Company's third quarter) as many of these supplies are used for production of outdoor signage.

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

<PAGE 10>

CUSTOMERS

      The Company's customers are primarily end-users, except in the Sign Making and Specialty Graphics segment, for which the Company's customers in the U.S. are independent distributors. Spandex, an acquisition that is included in this segment, sells directly to end users in other geographic markets. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 2000, 1999, or 1998. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's overall business or segments thereof.

BACKLOG

       The Company's backlog of orders considered firm was approximately $45,200,000 at April 30, 2000, compared with $50,800,000 at April 30, 1999. Substantially all the backlog at April 30, 2000, is scheduled for delivery in 2001. The Company records as backlog firm orders from customers for delivery at specified dates.

      The Company's backlog at April 30, 2000 and 1999 by operating segment follows (in thousands):

   Operating Segment:                    4/30/00    4/30/99
   ----------------------------------    -------    -------
   Sign Making and Specialty Graphics    $ 4,500    $ 6,100
   Apparel and Flexible Materials         34,900     41,400
   Ophthalmic Lens Processing              5,800      3,300
                                         -------    -------
   Total                                 $45,200    $50,800
                                         =======    =======

COMPETITION

      The Company competes in a variety of markets and with a variety of other companies. In the markets the Company serves, the principal competitive factors are product performance, price, customer support, and company reputation.

     The Company holds the predominant market position in the marketplace for computer-controlled sign making and specialty graphics systems. The Company pioneered the development of these technologies. While there has been an increase in the number of companies marketing competing products, the Company believes that none have been able to match the combined product, marketing, selling/distribution channels, and support strength of the Company.

<PAGE 11>

      The Company believes that it is the largest worldwide supplier to the apparel and flexible materials industries of computer-controlled material cutting systems and pattern-making, grading, and nesting systems. There is worldwide competition in these markets, and certain competing companies have become significant suppliers. Certain of these competitors have marketed cutting equipment in the past that infringed the Company's patents, and the Company has received favorable settlements from such competitors.

      The Company is the largest worldwide supplier of ophthalmic manufacturing systems used in the manufacture of eyeglass lenses. The Company believes that its leadership in technology and ability to make strategic alliances and acquisitions has enabled it to become the major supplier of computerized surface blocking systems, lens generating systems, and lens edging and polishing systems.

     The Company could be adversely affected if it were unable to respond with competitive products, in a timely manner, to pricing changes or significant new product announcements affecting its product lines.

OTHER RISK FACTORS

      The Company's businesses and operations worldwide can be affected by changes in economic, industrial, political, and international conditions, including changes in interest rates (which can affect demand for capital equipment as well as the Company's financing costs); changes in legislation and in government regulations (including regulations relating to capital contributions, currency conversion, and repatriation of earnings); changes in technology; and changes in currency exchange rates. The Company's export sales have generally been made in U.S. dollars, except for certain products and territories (principally in Western Europe), where the Company has made sales in local currencies. The Company has a program to hedge certain local currency sales through the use of forward foreign currency exchange contracts.

     The Company was party to approximately $9,400,000 in forward exchange contracts at April 30, 2000 providing for the delivery by the Company of various foreign currencies in exchange for others over the succeeding months. The counterparties to these contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties.

     To hedge the variability in future cash flows attributable to interest rate fluctuations associated with a portion of the U.S. dollar borrowings under its multi-currency revolving credit facility, the Company entered into a four-year interest rate swap contract. The notional amount of this swap contract at April 30,

<PAGE 12>

2000   was  $54,000,000,  and  this  will  decrease  ratably   to
$32,000,000  over the remainder of the contract's  term  (January
2003).   The market value of this swap contract was approximately
$2,000,000 at April 30, 2000.

     Management believes that the diversification of the Company's businesses across multiple industries and geographically throughout the world has helped, and should continue to help, limit the effect of adverse conditions in any one industry or the economy of any country or region on the consolidated results of the Company. There can be no assurance, however, that the effect of adverse conditions in one or more industries or regions will be limited or offset in the future.

      A discussion of the Company's efforts to modify computer systems for the transition to the Year 2000 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Year 2000" on page 29 of this Form 10-K.

       A discussion of the impact on the Company of the introduction of the "euro" as a common currency of the member countries of the European Economic and Monetary Union is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Euro Conversion" on page 29 of this Form 10-K.

Cautionary Note Concerning Factors That May Affect Future Results
-----------------------------------------------------------------

      This report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

-    future   earnings  and  other  measurements   of   financial
     performance,
-    future cash flow and uses of cash,
-    the  effect  of  economic downturns or growth in  particular regions,
- the effect of changes in the level of activity in particular industries or markets,
-    the scope or nature of acquisition activity,
-    prospective   product   developments   and   new    business

<PAGE 13>

     opportunities,
-    cost reduction efforts,
-    the outcome of contingencies,
-    the impact of Year 2000 conversion efforts, and
-    the transition to the use of the euro as a currency.

       All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal 2000 includes important information as to risk factors in the "Business" section under the headings
"Operating Segments" and "Other Matters Relating to the Corporation's Business as a Whole."

ITEM 2.  PROPERTIES.

      The  Company's  principal operations are conducted  in  the following facilities:
                                                Square
Type of Facility             Location           Footage
--------------------         -----------------  ---------
Manufacturing/office (O)     South Windsor, CT  412,000
                              (3 sites)
Manufacturing/office (O)     Tolland, CT        252,000
Manufacturing/office (O)     Manchester, CT     118,000
Manufacturing/office (O)     Muskogee, OK       157,000
Manufacturing/office (O)     Lancaster, England  55,000
Manufacturing/office (L)     Ikast, Denmark      64,000
Manufacturing/office (L)     Marblehead, MA      32,000
Service/office (O)           Richardson, TX      68,000
Warehouse/sales and service
office (O)                   Bristol, England   120,000
Warehouses/sales and
service offices (O)          Various             94,000
Warehouses/sales and
service offices (L)          Various            581,000
-----------------------
(O) Company-owned
(L) Leased

     Two of the three sites the Company owns in South Windsor, Connecticut, totaling 166,000 square feet, are currently unoccupied and are not being used in operations. The Company has listed these facilities for sale. In addition, the Company plans to consolidate the operations of the service/office facility in Richardson, Texas into its Tolland, Connecticut facility and sell the Texas facility.

<PAGE 14>

     Management believes that the Company's remaining facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

     The  Company's  leases for warehouse and sales  and  service
office  space  are  generally on short-term bases.   Rentals  for
leased facilities aggregated $4,311,000 in the fiscal year  ended
April 30, 2000.

      The Company owns substantially all of the machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 2000, the aggregate rental under such leases was $2,294,000. The Company fully utilizes such machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

      Various lawsuits, claims, and governmental proceedings are pending against the Company. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

      Other relevant information regarding legal proceedings is included in Part II, Item 8, Note 10, "Litigation Award," of the
"Notes to Consolidated Financial Statements" appearing on page 47 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended
April 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      Included  in  Part III, Item 10, "Directors  and  Executive
Officers  of the Registrant," appearing on page 64 of  this  Form
10-K.


PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND  RELATED
          STOCKHOLDER MATTERS.

      The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." Shareholders of record totaled 1,370 at April 30, 2000. The other information required by
Item  5  is  included  in Part II, Item 8, Note  21,   "Quarterly
Results (Unaudited)" of the "Notes to Consolidated Financial Statements" appearing on page 63 of this Form 10-K.

<PAGE 15>

ITEM 6.  SELECTED FINANCIAL DATA.

                                For years ended April 30
                     ----------------------------------------------
In thousands except
per share amounts        2000      1999     1998      1997     1996
-------------------  --------  -------- --------  -------- --------

Sales and service
 revenue             $610,726  $594,618 $430,480  $380,917 $359,120

Net earnings before
  non-recurring
 special charge 1      25,875    29,580   23,685    16,009   19,868

 Per common share
  Basic                  1.17      1.31     1.04       .69      .85
  Diluted                1.16      1.29     1.02       .69      .84

Net earnings 2-4       25,875    29,580    7,385    16,009   19,868

 Per common share
  Basic                  1.17      1.31      .32       .69      .85
  Diluted                1.16      1.29      .32       .69      .84

Cash dividends per
 common share             .32       .32      .32       .32      .32

Total assets          572,836   542,260  338,767   325,215  312,988

Long-term debt        194,892   173,338    6,953     7,145    7,338

Shareholders'equity  $256,912  $243,331 $230,914  $248,021 $239,298

Weighted-average
 common shares
 outstanding
  Basic                22,140    22,590   22,800    23,250   23,463
  Diluted              22,390    23,011   23,331    23,365   23,689


     See "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on pages 41 through 64 of the Company's fiscal year 2000 Annual Report to Shareholders for a description of any acquisitions or sales of businesses materially affecting the comparability of the information reflected in the "Selected Financial Data" required by Item 6.

1 Fiscal year 1998 excludes a non-recurring special charge of $16,300,000 ($.70 diluted earnings per share) from the write-down of certain assets on the sale of the Company's Gerber Systems unit. Gerber Systems represented the Company's Imaging and Inspection Systems product class.

<PAGE 16>

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

4 Net  earnings  for  the  year  ended April  30,  2000  included
     $6,200,000 ($.18 diluted earnings per share) in excess costs on initial production of certain new products in the Company's Sign Making and Specialty Graphics operating segment.

<PAGE 17>

ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.

For years ended April 30, 2000, 1999, and 1998
------------------------------------------------------------------
RESULTS OF OPERATIONS

Changes in the Consolidated Entity
----------------------------------

      During fiscal 2000, the Company purchased five distribution businesses included in its Sign Making and Specialty Graphics operating segment. Accordingly, these acquisitions were included in the Company's consolidated balance sheet at April 30, 2000, and in the Company's results from operations and cash flows since their respective acquisition dates.

     In May 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex). Accordingly, Spandex was included in the Company's consolidated balance sheets at April 30, 2000 and 1999, and in the Company's results from operations and cash flows for the twelve-month periods ended April 30, 2000 and 1999.

     In February 1998, the Company acquired the outstanding stock of Coburn Optical Industries, Inc. (Coburn). Coburn was included in the Company's consolidated balance sheets at April 30, 2000, 1999 and 1998, and in the Company's results from operations and cash flows for the twelve-month periods ended April 30, 2000 and 1999, and the two months ended April 30, 1998.

     In March 1998, the Company sold its Gerber Systems unit, which comprised the Company's Imaging and Inspection Systems product class. As a result, the Company's April 30, 1998 balance sheet, and the fiscal years 2000 and 1999 results of operations and cash flows, did not include any Gerber Systems activity.

Revenue - 2000 vs. 1999
-----------------------
     Consolidated revenue in 2000 was $610.7 million, an increase of $16.1 million or 2.7 percent from $594.6 million in 1999. The increase in 2000 reflected both higher product sales and service revenue. Each of the Company's operating segments experienced sales growth in 2000, except for the anticipated decline in revenue in the Company's Ophthalmic Lens Processing segment.

       The 2000 increase reflected higher revenue from the distributor business acquisitions in the Sign Making and Specialty Graphics operating segment. These acquisitions, which had annualized sales of approximately $25 million, added incremental revenue of $13.5 million for the periods included in the April 30, 2000 results of operations. The sale of certain distribution operations in this segment in last year's second quarter was an offsetting factor ($2.5 million in sales in 1999).

<PAGE 18>

     Adjusting for the acquisitions and divestiture, combined sales and service revenue was slightly higher in 2000 than in 1999, despite significantly weaker European currencies. Lower translation rates depressed year-to-year sales by $17.3 million. The Sign Making and Specialty Graphics operating segment, adjusted for the acquisitions and divestiture and relatively weaker foreign currencies, grew $17.0 million (6.2 percent) this year, largely reflecting the on-going strength of the European economy. After adjusting for the impact of the weaker foreign currencies, sales and service revenue was higher in the Apparel and Flexible Materials operating segment. This was largely the result of a rebound in international markets for this segment's automated cutting equipment products. Sales of products introduced during the year (a new single-ply cutting system and a leather cutting system) added to the sales increase. Overall sales were also bolstered this year by the Company's new marketing initiative in the packaging industry. This business added $2.3 million to combined sales and service revenue, and was included in the Sign Making and Specialty Graphics operating segment. The anticipated lower shipments of Ophthalmic Lens Processing equipment ($7.0 million) and some disruption in this year's first quarter from the implementation of an enterprise resource planning (ERP) system in the Apparel and Flexible Materials operating segment were offsets to the sales gains.

      Service revenue increased $4.7 million (9.6 percent) in 2000. The largest increase came from the Apparel and Flexible Materials operating segment, and was partly the result of incentives used to enhance that segment's service business.

      On a geographic basis, sales gains were realized in 2000 in international markets, particularly in Pacific and Far East countries ($20.0 million higher), Latin America ($4.0 million higher), and Africa and the Middle East ($8.6 million higher). These gains were reflected principally in the Apparel and Flexible Materials operating segment and also as a result of business acquisitions. Fiscal 2000 sales to North American and European customers were $5.4 million and $11.1 million lower than the prior year, respectively. The North American sales decline was mostly due to the anticipated lower shipments of ophthalmic lens processing equipment. In Europe, the weakness of the currencies had a financial statement translation effect on revenue and caused price competitiveness issues, and these factors led to the lower sales.

Revenue - 1999 vs. 1998
-----------------------

     Consolidated revenue in 1999 was $594.6 million, an increase of $164.1 million or 38.1 percent from $430.5 million in 1998. The increase in 1999 reflected both higher product sales and service revenue. Each of the Company's operating segments experienced sales growth in 1999, except for the Company's Apparel and Flexible Materials segment.

<PAGE 19>

     The higher revenue reflected the acquisitions of Spandex and Coburn (incremental increases of $155.0 million and $50.7 million, respectively, for the twelve-month period ended April 30, 1999, net of intercompany eliminations). The sale of the Company's Imaging and Inspection Systems product class in fiscal 1998's fourth quarter was an offsetting factor ($37.4 million in sales in fiscal year 1998).

      Adjusting for the acquisitions and divestiture, combined sales and service revenue was lower in 1999 than in 1998. The decrease in revenue in the Apparel and Flexible Materials operating segment was caused predominately by lower sales as a result of economic weakness in certain international markets, particularly Southeast Asia, Turkey, and Brazil. Strong sales into Mexico was an offsetting factor for this segment.

     The Company also experienced weakness in its Ophthalmic Lens Processing operating segment in the second half of 1999. This was caused by softness in end sales of prescription optical lenses, consolidation in both the retail and wholesale segments of the industry, and, to a lesser extent, the economic weakness in Brazil. The Company's management took actions to reduce costs in the Optical Lens Manufacturing business to account for the lower volume, which included reducing the workforce and other initiatives.

      Combined sales and service revenue for the Sign Making and Specialty Graphics operating segment was slightly higher in 1999 than in 1998. Sales of the Company's aftermarket supplies increased in 1999, notably the demand for consumables for the GERBER EDGE, a digital imaging system for color printing directly onto sign vinyl.

      Service revenue increased $8.6 million (21.3 percent) in 1999, after adjusting for the elimination of service revenue from the sale of the Imaging and Inspection Systems product class. This increase was caused principally by management initiatives to grow the Company's service business and also by the acquisitions of Spandex and Coburn.

      On a geographic basis, sales gains were realized in 1999 in the North American, Latin American, and European markets. Acquisitions were a major factor - the gains came predominantly from Spandex' sales in Europe and Canada, and Coburn's sales in North America, Latin America, and Europe. After adjusting for the business acquisitions and divestiture, sales to European and Latin American customers were higher, due to an increase in demand for the Company's Apparel and Flexible Materials systems. These increases were somewhat offset by lower sales of Apparel and Flexible Materials systems in certain depressed international markets, including Southeast Asia and Turkey.

<PAGE 20>

Revenue - 1998 vs. 1997
---------------------------

     Consolidated revenue in 1998 was $430.5 million, an increase of $49.6 million or 13 percent from $380.9 million in 1997. The increase in 1998 reflected higher product sales and a slight increase  in  service  revenue.  Each of the Company's  operating segments experienced sales growth in 1998, except for the Company's Imaging and Inspection Systems product class, which was sold in March 1998. Consolidated revenue was also bolstered by acquisitions in 1998. Gerber Technology's (GT) Cutting Edge, an acquisition in the fourth quarter of 1997, and Coburn Optical Industries, Inc., an acquisition in the fourth quarter of 1998, incrementally added $16.5 million and $12.5 million to 1998 sales.

     The largest increase in product sales occurred in the Company's Apparel and Flexible Materials operating segment. Significant increases within this operating segment came from GERBERcutter fabric cutting systems and fabric spreading systems. Also contributing were higher sales of related software products, including a product data management system.

     Product sales also increased in 1998 from sales of the Company's lens edge finishing systems to optical retail
chains  and   wholesale  optical   laboratories.   The  Company
benefited  from higher demand  for  its  complete lab system in these markets.  Sales  were  also  generated from the  Company's
strategic   distribution  alliance  with  a   major,   vertically
integrated lens manufacturer.

     Higher  sales of the Company's aftermarket supplies for  the
Sign   Making  and  Specialty  Graphics  operating  segment  also contributed to the 1998 sales increase.

     On a geographic basis, sales gains were realized in 1998 in each of the Company's major geographic markets - U.S., Europe, the Far East, and other international. Most notably, export sales to European customers improved significantly, which was caused by the continuation of a stronger shipment trend that began in the second half of 1997.

Gross Margins
-------------

      The overall gross profit margin in 2000 was 39.6 percent, which was lower than the prior year margin of 41.3 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins (38.9 percent in 2000 compared with 41.4 percent in 1999) occurred primarily in the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments.

<PAGE 21>

      The continued deterioration of European currency valuations was a significant cause of the margin erosion in both of these segments, reducing gross profit margins by approximately $4.0 million. Management anticipates this margin pressure will persist, absent a rebound in European currency values. Also reducing the overall gross profit margin were excess costs of $6.2 million on initial production of certain new products in the Company's Sign Making and Specialty Graphics operating segment.

      Service gross profit margins were higher in 2000 than in 1999. The increase was realized primarily in the Apparel and Flexible Materials operating segment, and was caused by the service revenue increases noted above.

     The overall gross profit margin in 1999 was 41.3 percent, which was lower than the 1998 margin of 44.8 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins (41.4 percent in 1999 compared with 45.9 percent in 1998) was related primarily to the inclusion of Spandex in the Company's financial statements in 1999. As a distributor, Spandex historically had gross profit margins substantially lower than the Company's. However, Spandex' historical operating margins were incrementally higher than the Company's recent operating margins, owing in part to the absence of spending on research and development. Also reducing the comparative product gross profit margins in 1999 was the inclusion of Coburn. A larger percentage of Coburn's product mix has historically come from sales of aftermarket products (e.g., consumables), which generally have gross profit margins lower than equipment sales. Compared with 1998, lower margins were also earned by the Company's Apparel and Flexible Materials segment in 1999, caused in part by price discounting on sales of cutting and marker-making systems to the apparel industry, and in part by the weakening European currencies that occurred later in the year. This discounting pressure intensified in 2000 with the continued decline in the currencies, and management anticipates it will continue in 2001.

     Service gross profit margins were higher in 1999 than in 1998. The increase was caused primarily by the elimination in 1999 of the low service margins of the Company's Imaging and Inspection Systems product class, which was included in 1998's results.

      The overall gross profit margin in 1998 was 44.8 percent compared with 44.2 percent in 1997. This increase reflected higher margins on product sales, which were partially offset by lower service margins. Favorable volume effects from higher shipments of fabric cutting systems, especially in North American markets, was a primary reason for the improvement. This was partially offset by weaker margins in the Imaging and Inspection Systems products, as well as service.

<PAGE 22>

Selling, General & Administrative Expenses
-------------------------------------------

     Selling, general and administrative (SG&A) expenses, including goodwill amortization, were $160.3 million (26.3 percent of revenue) in 2000. This compared with $158.9 million (26.7 percent of revenue) in 1999 and $129.8 million (30.2 percent of revenue) in 1998.

     Dollar increases in 2000 came from higher marketing expenses related to new product introductions and from including the SG&A expenses of the acquisitions. Depreciation of capitalized costs associated with the implementation of a new enterprise resource planning (ERP) system also contributed to the increase in SG&A expenses. These increases were partially offset by cost reduction actions taken in 1999 to resize the Ophthalmic Lens Processing operating segment.

     The  Spandex  and  Coburn acquisitions  were  the  principal reasons for the dollar increase in 1999 SG&A over 1998. In addition, the amortization of the Spandex and Coburn acquisition goodwill ($5.6 million and $1.9 million, respectively) contributed to the increase in 1999. The elimination of the SG&A associated with the Imaging and Inspection Systems product class was an offsetting factor.

Research and Development (R&D) Expenses
---------------------------------------

     The Company has historically committed significant resources to research and the development of new products, and strives to maintain a leading position in automation technology in the various markets it serves.

     In 2000, the Company continued this commitment. R&D expense of $33.0 million was $1.6 million higher than in 1999, and was attributable to new products introduced in each of the Company's operating segments in 2000. By operating segment, the overall increases included the development of new sign making plotters, wide-format digital imaging systems, software, and a new die tool routing system for packaging industry applications in the Sign Making and Specialty Graphics segment ($1.6 million); new automated cutting systems and plotters in the Apparel and Flexible Materials segment ($2.0 million); and lens surface generation and finishing systems in the Ophthalmic Lens Processing segment. Cost reductions implemented in this segment as a result of prior year industry softness offset R&D spending for new product development and resulted in a $1.0 million overall decrease. The ratio of R&D to revenue of 5.4 percent in 2000 was roughly the same as 1999's ratio of 5.3 percent.

<PAGE 23>

     R&D  expense  of  $31.5  million in 1999  was  substantially
unchanged  from  1998.   However, the ratio  of  R&D  to  revenue
declined  to 5.3 percent in 1999 from 7.4 percent in  1998.   The
lower 1999 ratio was caused by growth in the revenue base from the Spandex acquisition without commensurate R&D expense. Spandex is predominantly a distribution company and does not incur R&D expenses. In addition to the incremental expenses of Coburn, R&D increases in 1999 were also related to the development of new sign making plotters and output devices ($0.8 million) and automated cutting systems ($1.8 million). These increases were offset by the elimination of the Company's Imaging and Inspection System product class.

Non-Recurring Special Charge
----------------------------

     In the fourth quarter of fiscal 1998, the Company recorded a $25 million pre-tax charge related to the write-down of certain assets of the Company's Gerber Systems unit. Gerber Systems comprised the Company's Imaging and Inspection Systems product class, which was sold to the BARCO Group of Belgium as of March 31, 1998 for $25 million in cash. The special charge reflected the write-down of inventory, accounts receivable, and other items, and amounted to approximately $16.3 million after taxes or $.70 per share on a diluted basis.

Interest Expense
----------------

      Interest expense in 2000 amounted to $10.6 million and was $0.9 million lower than interest expense in 1999 of $11.5 million. The decrease in interest expense was the result of lower average interest rates in this year's first half compared with the prior year. Interest expense increased sequentially in the latter half of 2000 as a result of higher debt levels and rising short-term interest rates. Most of the Company's borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term, plus a margin based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). In addition to the credit facility, the Company's debt obligations included Industrial Revenue Bonds with short-term variable tax-exempt interest rates in each of the years 2000, 1999, and 1998.

Other Income
------------

     Other  income in 1998 included a gain of approximately  $1.6 million from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France, which related to computer-controlled cutting equipment.

<PAGE 24>

Taxes
-----

     The statutory U.S. Federal income tax rate was 35 percent for each of the years 2000, 1999, and 1998, while the effective income tax provision rates were 33.6 percent, 35.8 percent, and
25.3 percent, respectively. Offsetting the statutory U.S. Federal income tax rate in each year were benefits from research and development tax credits (reinstated through legislation in 1997) and tax savings derived from the Company's Foreign Sales Corporation (FSC). Tax reduction strategies involving dividend repatriation from the Company's wholly-owned foreign subsidiaries in 2000 and tax-exempt interest income from the Company's municipal bond investments in 1998 also reduced the tax rates in those respective years.

     The higher tax rates in 2000 and 1999 were primarily the result of the goodwill amortization related to the acquisitions of Spandex and Coburn, which is not deductible for Federal and state income tax purposes. The fiscal 1998 tax rate was also impacted by the reduction in pre-tax income from the special charge in that year.

Net Earnings
------------

     Net earnings were $25.9 million, or $1.16 on a diluted per share basis for 2000. In 1999, net earnings were $29.6 million, or $1.29 diluted earnings per share. The principal factors that led to the lower earnings in 2000 were the lower exchange value of European currencies and the excess costs related to the introduction of new products in the Sign Making and Specialty Graphics segment. In 1998, net earnings were $23.7 million, or $1.02 diluted earnings per share, before the non-recurring special
charge.   The  special charge of approximately $16.3 million,  or
$.70 diluted earnings per share, reduced net earnings to $7.4 million, or $.32 diluted earnings per share in 1998.

Reporting
---------

      In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
Statement No. 133," which delays the required adoption of SFAS 133 to the Company's fiscal year 2002. The timing of adoption

<PAGE 25>

and the effect of SFAS 133 on the Company's financial position or results of operations have not yet been determined.

FINANCIAL CONDITION

Liquidity
---------

     The Company's short-term liquidity at April 30, 2000 was substantially the same as the preceding year-end and adequate for the Company's requirements. Cash and short-term cash investments totaled $23.0 million at April 30, 2000 compared with $26.5 million  at  April  30,  1999.  Net working  capital  was  $139.5 million  at  April  30,  2000 compared  with  $109.7  million  at
April 30, 1999. The $29.8 million increase in net working capital was caused partly by the record fourth quarter shipments in 2000 and also by the delayed introduction of certain new products in the Sign Making and Specialty Graphics segment. Working capital associated with the Sign Making and Specialty Graphics business acquisitions also contributed to the increase. The working capital ratio at April 30, 2000 was 2.2 to 1 compared with 1.9 to 1 at April 30, 1999.

Cash Flows
----------

      Cash provided by operations is a principal source of funds to finance working capital needs and capital expenditures. Operating activities provided $27.1 million in cash in 2000. Cash in 2000 was generated by earnings and the non-cash charges for depreciation and amortization. The higher accounts receivable and inventory balances noted above were a significant offset. Cash generated from operations was also reduced by lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments. Reduction of inventory and receivable balances represent a significant cash flow generation opportunity for the Company.

      The principal non-operating uses of cash in 2000 were for the additions to property, plant, and equipment of $22.3 million, and the business acquisitions in the Sign Making and Specialty Graphics operating segment of $14.7 million. The Company anticipates that capital expenditures for fiscal 2001 will be in the range of $18-$20 million, and expects to fund these with cash on hand and cash from operations.

      Another significant non-operating use of cash in 2000 was for the Company's common stock repurchase program. In November 1998, the Board of Directors authorized a stock repurchase program for up to 3,000,000 shares, or approximately 13 percent, of the Company's then-issued and outstanding common stock. In the year ended April 30, 2000, the Company repurchased 286,600 shares under the new authorization. The cost of these shares was $4.7 million. At April 30, 2000, 1,976,200 shares remained

<PAGE 26>

available  for  repurchase under the authorization.   Other  non-
operating uses of cash in 2000 included payment of dividends of $7.1 million.

     The Company's total long-term debt at April 30, 2000 was $194.9 million, which was higher than the April 30, 1999 balance of $173.5 million. Net debt (total debt less cash and investments) was $171.9 million at April 30, 2000 versus $147.0 million at April 30, 1999, as cash was required in 2000 for acquisition funding, additions to property, plant, and equipment, and to finance the growth in working capital. The ratio of net debt to total capital increased to 40.1 percent at April 30, 2000 from 37.7 percent at April 30, 1999.

     Operating activities provided $65.3 million in cash in 1999. Cash in 1999 was generated by earnings and the non-cash charges for depreciation and amortization and lower inventory balances. Cash generated from operations was slightly offset by lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments.

     The principal non-operating use of cash in 1999 was for the purchase of Spandex for $187.6 million, which included the repayment of its outstanding debt. The financing for the acquisition was provided primarily by a $235 million multi-currency revolving credit facility the Company entered into with a group of major U.S. and international commercial banks.

     Another significant non-operating use of cash in 1999 was for the repurchase of the Company's common stock. In the year ended April 30, 1999, the Company repurchased 868,400 shares at a cost of $16.8 million. Other non-operating uses of cash in 1999 were additions to property, plant, and equipment of $22.6 million and payment of dividends of $7.2 million.

     The Company's total debt at April 30, 1999 was $173.5 million, which increased substantially from the April 30, 1998 balance of $7.5 million as a result of the acquisition of Spandex. Strong cash flow generation in 1999 enabled the Company to reduce its total debt outstanding at April 30, 1999 from a peak of $189.1 million immediately after the Spandex acquisition. Net debt was $147 million at April 30, 1999 versus a net cash position of $19.5 million at April 30, 1998. The ratio of net debt to total capital was 37.7 percent at April 30, 1999.

     Operating activities provided $58.6 million in cash in 1998. Cash generated by earnings and by the non-cash charges against earnings for depreciation, amortization, and the special charge on the sale of the Imaging and Inspection Systems product class was somewhat offset by growth in inventories. The growth in inventories related to a significantly higher volume of business in the 1998 fourth quarter. Significant operating cash flow was also generated in 1998 from increases in accounts payable, which were related primarily to improved management of vendor payment

<PAGE 27>

cycles.

     Significant non-operating uses of cash in 1998 were $61.5 million for the acquisition of Coburn and repayment of its debt; purchase of treasury stock of $16.4 million; additions to property, plant and equipment of $15.9 million; and dividends on common stock of $7.3 million. Significant non-operating sources of cash included $36.6 million in proceeds from maturities and the sale of the Company's longer-term investment portfolio of municipal securities, and $26.7 million in proceeds from the sale of the Imaging and Inspection Systems product class, including the sale of a facility.

Debt
----

     In May 1998, the Company obtained a five-year $235 million multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. Borrowings against this facility were $188.9 million at April 30, 2000 and $165.2 million at April 30, 1999. The interest rate on borrowings under this facility is variable and is based on LIBOR (London Interbank Offered Rate) plus an applicable margin, which ranges from 1/4 percent to 5/8 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). The weighted average interest rate on the borrowings drawn against this facility was 6.2 percent as of April 30, 2000 and 5.0 percent as of April 30, 1999. This credit line also has a facility fee, which ranges from 1/8 to 1/4 percent of the credit line.

     Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At April 30, 2000, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $171.4 million of retained earnings was not available for dividend payments at April 30, 2000.

      In addition to the $235 million revolving credit facility, the Company has a $15 million multi-currency line of credit from a major European commercial bank. This line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. There were no borrowings against this line of credit at April 30, 2000. Borrowings under this line of credit bear interest at 1/4 percent above LIBOR for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.

<PAGE 28>

     At April 30, 2000 and 1999, the Company's long-term debt also included tax-exempt Industrial Revenue Bonds amounting to $6.0 million and $7.0 million, respectively, at those dates. The weighted average interest rate on this debt was 4.9 percent at April 30, 2000 and 4.1 percent at April 30, 1999. The Company's ratio of total debt to total capitalization was 43.1 percent at April 30, 2000 compared with 41.6 percent at April 30, 1999.

Forward Exchange Contracts
--------------------------

     As of April 30, 2000, the Company was party to approximately $9.4 million in forward exchange contracts providing for the delivery by the Company of various currencies in exchange for others over the succeeding eleven months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position, and does not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 2000 for future deliveries of the various currencies, the hedging loss deferred at that date amounted to approximately $1 million.

Interest Rate Swap
------------------

     In  April  1999, the Company entered into an  interest  rate
swap  contract with a major international commercial  bank.   The
contract fixed the LIBOR interest rate on an initial notional amount of $62 million that reduces ratably to $32 million over a four-year term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on a portion of the U.S. dollar denominated borrowings under its multi-currency revolving credit facility. The interest differential paid or received under this contract will be recognized as an adjustment to the effective interest expense of the underlying borrowing hedged. The market value of this contract at April 30, 2000 was approximately $2 million.

Lease Financing Arrangements
----------------------------

     The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $62.2 million at April 30, 2000 and $59.7 million at April 30, 1999. The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions.

<PAGE 29>

The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions financed in a calendar year and range from five to ten percent of the amount financed. Management believes the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

YEAR 2000

     As disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, the Company had developed plans to address the possible business risks related to the impact of the Year 2000 on its computer systems. The Company's preparations for the Year 2000 resulted in a successful transition into the new millennium, whereby the Company has not experienced any significant Year 2000 related disruptions to its business, including information systems, products, and supply chain. The Company is also not aware of any significant Year 2000 related disruptions affecting its customers and suppliers. Although the Company does not anticipate any significant impact due to Year 2000 exposures, it will continue to monitor critical systems, suppliers, and customers through the Year 2000. However, the Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner. Costs incurred to achieve Year 2000 readiness were not material and were charged to expense as incurred.

EURO CONVERSION

     On January 1, 1999, the European Economic and Monetary Union
(EMU) entered a three-year transition phase during which a common currency, the "euro," was introduced in participating countries. The euro is currently being used for wholesale financial transactions and it will replace the legacy currencies that will be withdrawn between January 1, 2002 and July 1, 2002. The Company is in the process of identifying and ensuring that all euro conversion compliance issues are addressed. The Company has identified certain issues and developed implementation plans associated with the conversion, including technical adaptation of information technology systems, foreign currency considerations, and long-term competitive implications of the conversions. These implementation plans are expected to be completed within a timetable that is consistent with the transition phases of the euro.

     Based  on  its evaluation  to date, management  believes
the introduction of the euro, including the total costs for the conversion, will not have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guarantee that all

<PAGE 30>

issues will be foreseen and corrected or that third parties will address the conversion successfully.

FORWARD-LOOKING STATEMENTS

      This report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

-    future   earnings  and  other  measurements   of   financial
     performance,
-    future cash flow and uses of cash,
-    the  effect  of  economic downturns or growth in  particular regions,
- the effect of changes in the level of activity in particular industries or markets,
-    the scope or nature of acquisition activity,
-    prospective   product   developments   and   new    business
     opportunities,
-    cost reduction efforts,
-    the outcome of contingencies,
-    the impact of Year 2000 conversion efforts, and
-    the transition to the use of the euro as a currency.

       All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Form 10-K for fiscal 2000 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Corporation's Business as a Whole."

<PAGE 31>

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See discussion under the headings "Forward Exchange Contracts" and "Interest Rate Swap" on page 28 and Note 4 and
Note 18 on pages 45 and 61, respectively, of the Company's fiscal year 2000 Annual Report to Shareholders for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K.

<PAGE 32>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF EARNINGS

                                       For years ended April 30
                                    --------------------------------
 In thousands except per share
 amounts                                2000        1999        1998
 -----------------------------      --------    --------    --------

 Revenue:

   Product sales                    $556,985    $545,598    $383,926
   Service                            53,741      49,020      46,554
                                    --------    --------    --------
                                     610,726     594,618     430,480
                                    --------    --------    --------
 Costs and Expenses:

   Cost of product sales             340,143     319,688     207,880
   Cost of service                    28,719      29,113      29,605
   Selling, general and
     administrative expenses         151,701     150,221     128,307
   Research and development
     expenses                         33,022      31,468      31,810
   Goodwill amortization               8,639       8,699       1,495
   Non-recurring special charge           --          --      25,000
     (Note 16)                      --------    --------    --------
                                     562,224     539,189     424,097
                                    --------    --------    --------

 Operating income                     48,502      55,429       6,383

 Other income                          1,090       2,152       4,169
 Interest expense                    (10,617)    (11,501)       (667)
                                    --------    --------    --------

 Earnings before income taxes         38,975      46,080       9,885
 Provision for income taxes           13,100      16,500       2,500
                                    --------    --------    --------

 Net Earnings                       $ 25,875    $ 29,580    $  7,385
                                    ========    ========    ========

 Net Earnings Per Common Share:
   Basic                            $   1.17    $   1.31    $    .32
                                    ========    ========    ========
   Diluted                          $   1.16    $   1.29    $    .32
                                    ========    ========    ========
See summary of significant accounting policies and notes to consolidated financial statements.

<PAGE 33-34>

CONSOLIDATED BALANCE SHEETS

                                                    April 30
                                               -------------------
 In thousands except per share amounts              2000      1999
 ---------------------------------------        --------  --------
 Assets
 Current Assets:
  Cash and short-term cash investments          $ 22,954  $ 26,523
  Accounts receivable                            121,494   103,118
  Inventories                                     86,472    72,367
  Prepaid expenses                                21,042    23,690
                                                --------  --------
                                                 251,962   225,698
                                                --------  --------
 Property, Plant and Equipment                   165,341   152,374
  Less accumulated depreciation                   66,121    61,789
                                                --------  --------
                                                  99,220    90,585
                                                --------  --------
 Intangible Assets                               245,797   238,777
  Less accumulated amortization                   27,419    18,018
                                                --------  --------
                                                 218,378   220,759
                                                --------  --------
 Other Assets                                      3,276     5,218
                                                --------  --------
                                                $572,836  $542,260
                                                ========  ========
 Liabilities and Shareholders' Equity
 Current Liabilities:
  Notes payable                                 $     --  $     --
  Current maturities of long-term debt                --       193
  Accounts payable                                58,043    48,374
  Accrued compensation and benefits               16,646    18,982
  Other accrued liabilities                       26,689    35,854
  Deferred revenue                                 8,436     6,874
  Advances on sales contracts                      2,610     5,721
                                                --------  --------
                                                 112,424   115,998
                                                --------  --------
 Noncurrent Liabilities:
  Deferred income taxes                            8,608     9,593
  Long-term debt                                 194,892   173,338
                                                --------  --------
                                                 203,500   182,931
                                                --------  --------


 Contingencies and Commitments (Notes 4, 10, and 18)

 Shareholders' Equity:
  Preferred stock, no par value; authorized
    10,000,000 shares; no shares issued               --        --
  Common stock, $1 par value; authorized
    65,000,000 shares; issued 22,779,651
    and 22,858,699 shares                         22,780    22,859
  Paid-in capital                                 43,615    40,255
  Retained earnings                              210,749   195,871
  Treasury stock, at cost (797,444 shares in
    2000 and 800,000 shares in 1999)             (16,397)  (16,450)
  Unamortized value of restricted stock
    grants                                          (557)     (417)
  Accumulated other comprehensive income
    (loss)                                        (3,278)    1,213
                                                --------  --------
                                                 256,912   243,331
                                                --------  --------
                                                $572,836  $542,260
                                                ========  ========

See summary of significant accounting policies and notes to consolidated financial statements.

<PAGE 35-36>


CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                       Unamort.
                                                        Value   Accum.
                    Common                               of     Other
                    Stock,   Paid-                     Restric. Comp.
In thousands except $1 Par     in   Retained  Treasury  Stock   Inc./
per share amounts    Value  Capital Earnings   Stock    Grants  (Loss)    Total
-------------------  ------ ------- --------  -------- -------  ------  ---------
April 30, 1997      $23,307 $36,100  $187,880  $    --  $    --  $  734  $248,021

Net earnings             --      --     7,385       --       --      --     7,385
Foreign currency
  translation
  adjustment             --      --        --       --       --  (2,567)   (2,567)
                                                                           ------
Comprehensive income                                                        4,818
Dividends ($.32 per
  share)                 --      --   (7,284)       --       --      --    (7,284)
Options exercised and
  related tax benefit   129   1,654        --       --       --      --     1,783
Common stock issued
  for directors'fees      1      25        --       --       --      --        26
Purchase of
  treasury stock         --      --        --  (16,450)      --      --   (16,450)
                     ------  ------   -------  -------  -------  ------   -------
April 30, 1998       23,437  37,779   187,981  (16,450)      --  (1,833)  230,914

Net earnings             --      --    29,580       --       --      --    29,580
Foreign currency
  translation
  adjustment             --      --        --       --       --   3,046     3,046
                                                                           ------
Comprehensive income                                                       32,626
Dividends ($.32 per
  share)                 --      --    (7,244)      --       --      --    (7,244)
Options exercised and
  related tax benefit   264   3,333        --       --       --      --     3,597
Common stock issued
  for directors' fees     4     104        --       --       --      --       108
Purchase and
  retirement of
  common stock         (869) (1,503)  (14,446)      --       --      --   (16,818)
Restricted stock
  grants and
  cancellations,
  net of amortization    23     542        --       --     (417)     --       148
                     ------  ------   ------- --------  -------  ------  --------
April 30, 1999       22,859  40,255   195,871  (16,450)    (417)  1,213   243,331


Net earnings             --      --    25,875       --       --      --    25,875
Foreign currency
  translation
  adjustment             --      --        --       --       --  (4,491)   (4,491)
                                                                           ------
Comprehensive income                                                       21,384
Dividends ($.32 per
  share)                 --      --   (7,089)       --       --      --    (7,089)
Options exercised and
  related tax benefit   183   3,362      (18)       --       --      --     3,527
Common stock issued
  for directors' fees     6     115       --        --       --      --       121
Treasury stock issued
  for directors' fees    --      --       --        53       --      --        53
Purchase and
  retirement of
  common stock         (287)   (533)  (3,881)       --       --      --    (4,701)
Restricted stock
  grants and
  cancellations, net
  of amortization        19     416       (9)      --     (140)      --       286
                     ------  ------  -------  -------  -------   ------  --------
April 30, 2000      $22,780 $43,615 $210,749 $(16,397) $  (557) $(3,278) $256,912
                    ======= ======= ======== ========  =======  =======  ========

See summary of significant accounting policies and notes to consolidated financial statements.


<PAGE 37-38>

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For years ended April 30
                                   ------------------------------
  In thousands                           2000        1999      1998
  ------------------------------     --------    --------   -------

  Cash Provided by (Used for)
  Operating Activities:
  Net earnings                       $ 25,875    $ 29,580   $ 7,385
  Adjustments to reconcile net
   earnings to cash provided
   by operating activities:
     Depreciation and
       amortization                    25,622      24,220    13,572
     Deferred income taxes             (1,613)       (824)   (3,687)
     Non-recurring special
       charge                              --          --    25,000
     Other noncash items                  460         256        26
     Changes in operating
       accounts, net of effects
       of business acquisitions:
        Receivables                   (13,980)       (809)      664
        Inventories                    (8,463)     15,559    (5,502)
        Prepaid expenses                6,044        (656)     (407)
        Accounts payable and
         accrued expenses              (6,855)     (2,069)   21,564
                                     --------    --------   -------
     Provided by Operating
     Activities                        27,090      65,257    58,615
                                     --------    --------   -------
  Investing Activities:
  Additions to property, plant
  and equipment                       (22,313)    (22,619)  (15,935)
  Business acquisitions               (14,744)   (175,952)  (61,546)
  Sale of product class                    --          --    26,678
  Maturities and sales of long-
    term debt securities                   --          --    36,571
  Intangible and other assets            (189)     (3,330)   (1,908)
  Other, net                           (4,491)       (484)   (2,567)
                                     --------    --------   -------
     (Used for)Investing
      Activities                      (41,737)   (202,385)  (18,707)
                                     --------    --------   -------


  Financing Activities:
  Purchase of common stock             (4,701)    (16,818)  (16,450)
  Additions of long-term debt          74,566     217,095        --
  Repayments of long-term debt        (53,205)    (47,223)     (192)
  Net short-term financing             (1,798)    (11,963)      326
  Debt issue costs                         --        (800)     (587)
  Proceeds from issuance of
  stock                                 3,305       3,597     1,783
  Dividends on common stock            (7,089)     (7,244)   (7,284)
                                     --------    --------   -------
      Provided by (Used for)
      Financing Activities             11,078     136,644   (22,404)
                                     --------    --------   -------

  Increase (Decrease) in Cash and
  Short-Term Cash Investments          (3,569)       (484)   17,504

  Cash and Short-Term Cash
   Investments, Beginning of Year      26,523      27,007     9,503
                                     --------    --------   -------
  Cash and Short-Term Cash
  Investments, End of Year           $ 22,954    $ 26,523   $27,007
                                     ========    ========   =======


See summary of significant accounting policies and notes to consolidated financial statements.

<PAGE 39>

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

The financial statements have been audited by KPMG LLP, independent auditors, in accordance with generally accepted auditing standards. Their role is to assess the accounting principles used and the estimates made by management and to form an independent opinion as to the fairness with which the financial statements present the financial condition of the Company, the results of its operations, and its cash flows in accordance with generally accepted accounting principles. They obtain and maintain an understanding of the Company's accounting policies and controls and conduct such tests and related procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements.

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

<PAGE 40>

Independent Auditors' Report                             KPMG LLP
------------------------------------------------------------------
To  the Board of Directors and Shareholders of Gerber Scientific,
Inc.

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2000 and 1999 and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000 in conformity with generally accepted accounting principles.








/s/KPMG LLP

Hartford, Connecticut
May 24, 2000

<PAGE 41>

Summary of Significant Accounting
Policies and Notes to
Consolidated Financial Statements
-----------------------------------------------------------------
NOTE 1. ACCOUNTING POLICIES
Basis of Consolidation
----------------------
The consolidated financial statements include the accounts of the
Company   and   its  subsidiaries.  Intercompany   accounts   and
transactions are eliminated.

Foreign Currency Translation
----------------------------
Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates, and related revenue and expenses are translated at average exchange rates during the year. Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature are deferred and accumulated in a separate component of shareholders' equity, as are gains and losses on foreign currency denominated balances that are designated as, and are effective as, economic hedges of a net investment in a foreign entity. Transaction gains and losses are included in earnings.

Hedging Activity
----------------
The Company uses derivative instruments, including swaps and forward contracts, to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed by the Company as risk management tools and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception and over the life of the contract.

Gains and losses from instruments that are hedges of variability of cash flows are deferred and recognized when the associated hedged transaction occurs. Gains and losses from instruments that are effective hedges of variability of cash flows are reported in earnings, and offset the effects of gains and losses from the associated hedged transactions. Gains and losses on the excess of hedge amounts over the related hedged commitment would be recognized in earnings. Cash flows from derivative instruments designated as hedges are classified consistent with the items being hedged.

Derivative instruments designated but no longer effective as a hedge would be reported at market value, and the related gains and losses would be recognized in earnings.

Revenue Recognition
-------------------
Product sales are recognized upon shipment. In fiscal years prior to 1999, sales under certain production contracts were recognized on the percentage-of-completion method of accounting. Anticipated losses on these contracts, if any, were provided for

<PAGE 42>

when determined. Service revenue is recognized ratably over the contractual period or as services are performed. Royalties are accounted for as other income as received. Software revenue is recognized when earned in compliance with American Institute of Certified Public Accountants' Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Revenue from packaged product sales is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period.

Cash and Short-Term Cash Investments
------------------------------------
Cash and short-term cash investments include cash on hand, demand deposits, and short-term cash investments which are highly liquid in nature and have original maturities of three months or less. Short-term cash investments are stated at cost plus accrued interest, which approximates market value.

Inventories
-----------
Inventories are stated at the lower of cost or market. Inventory costs of raw materials and purchased parts have been determined primarily by the average cost method (which approximates first-in, first-out or FIFO). Work in process inventory includes materials, direct labor, and manufacturing overhead costs, less the portion of such costs allocated to products delivered.

Property, Plant, Equipment, and Depreciation
--------------------------------------------
Property, plant and equipment are stated on the basis of cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in other income.

Depreciation  is  provided generally on  a  straight-line  basis.
Estimated useful lives used for calculating depreciation  are  45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

In fiscal 1999, the Company began capitalizing certain costs of enterprise resource planning (ERP) software obtained and developed for internal use. The amount capitalized as of April 30, 2000 and 1999, was $10,000,000 and $6,400,000, respectively.
If such costs were capitalized in prior years, the effect would not have been material. Software assets are depreciated over periods ranging from 5 to 10 years. Accumulated depreciation of capitalized software was $900,000 and $300,000 as of April 30, 2000 and 1999, respectively.

<PAGE 43>

Goodwill and Other Long-Lived Assets
------------------------------------
The excess of acquisition cost over the fair values of the net assets of businesses acquired (goodwill) is included in intangible assets, and is amortized over periods ranging from 20 to 25 years on a straight-line basis. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired business will recover the recorded net goodwill balances over the remaining amortization period.

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

Earnings Per Share
------------------
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All earnings per share amounts have been presented, and where appropriate restated, to conform with the requirements of Statement No. 128.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain reclassifications have been made to the prior year amounts to conform with current year presentation.

New Accounting Standards
------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
Statement No. 133," which delays the required adoption of SFAS 133 to the Company's fiscal year 2002. The timing of adoption and the effect of SFAS 133 on the Company's financial position or results of operations have not yet been determined.

<PAGE 44>

NOTE 2. BUSINESS ACQUISITIONS
In fiscal 2000, the Company purchased five distribution businesses included in its Sign Making and Specialty Graphics operating segment. The cost of the acquisitions totaled $14,700,000 and they were made utilizing cash on hand and the Company's multi-currency revolving credit facility. These acquisitions added $13,500,000 of external sales and $300,000 of net earnings to the Company's consolidated statement of earnings in 2000. On an annualized basis, these businesses would have had sales of approximately $25,000,000 and earnings that would not have impacted the Company's consolidated statement of earnings significantly. The acquisitions included the Graphi-cal Group (Australia) in September 1999, R&D Marketing Aktiebolag (Sweden) in November 1999, SD Trading OY (Finland) in January 2000, and Technograf Group (Australia) and Lars Lindqvist Trading AB (Sweden) in February 2000.

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

Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the Company's consolidated statements of earnings from the respective dates of acquisition. The acquisition costs were allocated to the assets and liabilities acquired based upon their fair values. The excess of acquisition costs over the fair values of the net assets acquired was included in intangible assets as goodwill and is being amortized on straight-line bases ranging from 20 to 25 years from the date of acquisition.

The  following pro forma combined results of operations  for  the year ended April 30, 1998 has been prepared as if the acquisitions of Spandex and Coburn occurred at the beginning of the 1998 fiscal year and gives effect to estimated purchase accounting and other adjustments resulting from the acquisitions. The pro forma financial information is not necessarily indicative

<PAGE 45>

of  the  results of operations that would have been achieved  had the acquisitions of Spandex and Coburn actually been effective as of  the beginning of the 1998 fiscal year or of future results of the combined companies.
                                          (Unaudited)
                                          -----------
In thousands (except per share amounts)       1998
---------------------------------------     ---------
Sales                                        $641,556
Net earnings                                    7,368
Net earnings per common share-basic               .32
Net earnings per common share-diluted             .32

NOTE 3. CASH AND SHORT-TERM CASH INVESTMENTS
Cash and short-term cash investments at the end of each year were as follows:

In thousands                       2000      1999
-------------------------       -------   -------
Cash                            $18,817   $14,989
Money market funds                4,084    10,067
Time deposits                        53     1,467
                                -------   -------
                                $22,954   $26,523
                                =======   =======

The Company's short-term cash investments are in high-quality instruments placed with major U.S. and international financial institutions. Due to the relatively short maturity of these financial instruments, their cost at April 30, 2000 was a reasonable estimate of their fair value.

NOTE 4. ACCOUNTS RECEIVABLE
The Company sells products and services to customers in a variety of industries and geographic areas and, accordingly, does not have significant concentrations of credit risk. The Company evaluates the creditworthiness of its customers prior to extending credit and, in some instances, requires bank letters of credit to support customer obligations. In addition, the Company's lease receivables and its recourse obligations for leases that are financed by third parties are secured and collateralized by the underlying equipment.

NOTE 5. INVENTORIES
The classification of inventories at the end of each year was as follows:

<PAGE 46>

In thousands                           2000      1999
---------------------------------   -------   -------

Raw materials and purchased parts   $52,847   $42,097
Work in process                      33,625    30,270
                                    -------   -------
                                    $86,472   $72,367
                                    =======   =======

NOTE 6. INVESTMENTS AND LONG-TERM RECEIVABLES
In February 1998, the Company sold its portfolio of investment-grade tax-exempt municipal bonds to partially fund the acquisition of Coburn. The amortized cost of the portfolio was $14,842,000 at the time of sale, and the Company realized a gain of $156,000, which was included in other income in 1998.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment at the end of each year were as follows:

In thousands                         2000      1999
-------------------------------  --------  --------
Land                             $  9,199  $  9,414
Buildings                          68,609    60,822
Machinery, tools, and equipment    84,099    77,660
Construction in progress            3,434     4,478
                                 --------  --------
                                 $165,341  $152,374
                                 ========  ========

NOTE 8. INTANGIBLE ASSETS
The components of net intangible assets at April 30, 2000 and 1999 were as follows:

In thousands                                  2000       1999
-----------------------------------------  -------    -------
Goodwill, net of accumulated amortization $193,476   $194,469
Prepaid pension cost                        16,313     19,369
Patents, net of accumulated amortization     7,147      6,739
Other                                        1,442        182
                                           -------    -------
                                          $218,378   $220,759
                                          ========   ========

NOTE 9. NOTES PAYABLE
The Company had short-term bank lines of credit that totaled approximately $20,600,000 at April 30, 2000 based upon year-end foreign exchange rates. As of April 30, 2000, no amounts were borrowed under these credit lines.

Included in these bank lines was a $15,000,000 multi-currency line of credit from a major European commercial bank. The multi-

<PAGE 47>

currency line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. Borrowings under this line of credit bear interest at 1/4 percent above the London Interbank Offered Rate (LIBOR) for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.

NOTE 10. LITIGATION AWARD
As the result of a suit in the UK alleging Lectra Systemes, S.A. of France and its UK subsidiary (Lectra) infringed certain Company patents dealing with automated fabric cutting equipment, the Company received an award. The award was recorded in other income in the year ended April 30, 1998, and added $1,563,000 to earnings before income taxes and approximately $1,000,000, or $.04 per share, to net income in that year.

NOTE 11. INCOME TAXES
The components of the provision for income taxes for the years ended April 30, 2000, 1999, and 1998 were as follows:

In thousands                      2000        1999        1998
---------------------------     ------      ------      ------
Currently payable:
  Federal                      $ 2,900     $ 3,600      $3,600
  State and local                  400         400         400
  Foreign                        7,300       7,300       1,300
                               -------     -------      ------
                                10,600      11,300       5,300
Deferred                         2,500       5,200      (2,800)
                               -------     -------      ------
                               $13,100     $16,500      $2,500
                               =======     =======      ======

Income   tax   payments  totaled  $7,949,000,  $12,899,000,   and
$5,628,000  in  the years ended April 30, 2000, 1999,  and  1998,
respectively.   Reconciliations of  the  statutory  U.S.  Federal
income  tax rate to the effective income tax rate for  each  year were as follows:
                                            2000    1999   1998
-------------------------------------      -----   -----  -----
Statutory U.S. federal income tax rate      35.0%   35.0%  35.0%
State income taxes, net of U.S.
 federal tax benefit                          .9      .9    (.4)
Foreign tax rate differences                (4.6)   (2.1)   3.8
Tax-exempt interest income                    --      --   (4.6)
Foreign Sales Corporation                   (3.3)   (2.2) (10.9)
Research and development tax credits        (2.1)   (2.8)  (5.2)
Goodwill amortization                        7.4     6.4    4.7
Other, net                                    .3      .6    2.9
                                            ----    ----   ----
Effective income tax rate                   33.6%   35.8%  25.3%
                                            ====    ====   ====

<PAGE 48>

The Company's deferred income tax balances related principally to differing depreciation methods for property, plant, and equipment, differing book and tax treatment of patent costs, the timing of employee benefit plan funding versus expense recognition, differing valuations of inventories, accounts receivable, and other assets for book and tax purposes, expense provisions not deductible until paid, and tax operating loss carryforwards. At April 30, 2000 and 1999, current deferred tax assets of approximately $6,000,000 and $11,000,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 2000 and 1999 were as follows:

                               2000                  1999
                       --------------------  ---------------------
                       Deferred   Deferred   Deferred   Deferred
                         Tax         Tax        Tax        Tax
In thousands            Assets   Liabilities  Assets   Liabilities
------------------     --------  -----------  -------- -----------
Depreciation            $    --      $ 2,600   $    --     $ 2,900
Patents                      --        2,900        --       2,700
Employee benefit plans    2,400        7,100     2,000       8,200
Asset valuations          8,300        3,100     9,800       2,000
Provisions for
 estimated expenses       5,400        4,600     7,900       4,800
Foreign exchange
 gains and losses            --          800        --         500
Tax carryforwards         4,000           --     2,900          --
Other                        --          800       400         300
                        -------      -------   -------     -------
                         20,100       21,900    23,000      21,400
Valuation allowance        (700)          --      (200)         --
                        -------      -------   -------     -------
                        $19,400      $21,900   $22,800     $21,400
                        =======      =======   =======     =======

Consolidated earnings before income taxes included foreign pre-tax earnings of $22,056,000, $22,698,000, and $4,557,000 for
2000, 1999, and 1998, respectively. At April 30, 2000, the unremitted earnings of foreign subsidiaries were approximately $37,000,000. The Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. income tax that might be payable on these foreign earnings if remitted. For income tax reporting purposes, the Company has foreign net operating loss carryforwards of approximately $3,000,000 at April 30, 2000. Such carryforwards have various expiration dates and begin to expire in the 2001 fiscal year.

<PAGE 49>

NOTE 12. LONG-TERM DEBT
The composition of long-term debt at the end of each year was as follows:

     In thousands                       2000        1999
     ---------------------------    --------    --------
     Multi-currency revolving
      credit facility               $188,892    $165,158
     Unsecured loan notes                 --       1,420
     Industrial Revenue Bonds
      (net of current maturities
      of $-0- and $193,000)            6,000       6,760
                                    --------    --------
                                    $194,892    $173,338
                                    ========    ========

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of debt at April 30, 2000 was a reasonable estimate of its fair value.

Interest  payments totaled $10,627,000, $11,396,000, and $666,000 in the years ended April 30, 2000, 1999, and 1998, respectively.

Multi-Currency Revolving Credit Facility
----------------------------------------
In May 1998, the Company obtained a five-year $235,000,000 multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on LIBOR plus an applicable margin, which ranges from 1/4 percent to 5/8 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). The weighted average interest rate of the borrowings under this facility as of April 30, 2000 was 6.2 percent. This credit line also has a facility fee, which ranges from 1/8 to 1/4 percent of the credit line.

Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At April 30, 2000, the Company was in compliance with these covenants. Under the most restrictive of these covenants, approximately $171,400,000 of retained earnings was not available for dividend payments at April 30, 2000.

Unsecured Loan Notes
--------------------
In May 1998, the Company issued loan notes with a par value of 4,900,000 pounds sterling in connection with the acquisition of Spandex. The loan notes were an alternative to the cash offer to the Spandex shareholders and their acceptance allowed deferral of

<PAGE 50>

UK income taxes on tendered shares. The variable interest rate on these notes was based on LIBOR less one percent and was adjusted biannually. The remaining balance of these notes was paid in full in 2000.

Industrial Revenue Bonds
------------------------
The Company has outstanding $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 2000 and 1999, the average interest rate on the VRDBs was 3.4 percent and 3.3 percent, respectively, and at April 30, 2000, the interest rate was 4.9 percent. The VRDBs are collateralized by certain property, plant and equipment and are payable in 2014. The Company repaid its other outstanding Industrial Revenue Bonds in 2000.

The demand feature of the VRDBs is supported by a letter of credit from a major U.S. commercial bank. The letter of credit has a provision for automatic extension of an 18-month term and carries a fee of .65 percent of the face amount. Any advances under the letter of credit in support of the demand feature would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit was also granted a mortgage and security interest in the project property. The covenants in the Industrial Revenue Bond agreement were conformed to the covenants in the multi-currency revolving credit facility described above.

NOTE 13. PREFERRED STOCK, COMMON STOCK, RESTRICTED STOCK, STOCK OPTION PLANS, AND INCENTIVE BONUS PLANS
Preferred Stock
---------------
The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2000, no preferred stock had been issued.

Common Stock
------------
Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has cumulatively purchased 1,023,800 shares. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2000, the Company could purchase up to an additional 1,976,200 shares under the November 1998 Board of Directors' resolution.

<PAGE 51>

Pursuant to a separate Board of Directors' resolution, the Company repurchased 800,000 shares of its common stock from the estate of the Company's founder in the year ended April 30, 1998. These reacquired shares were accounted for as treasury stock. When treasury shares are reissued, any difference between the original repurchase cost and proceeds from reissuance is treated as an adjustment to paid-in capital.

Restricted Stock
----------------
The Company's 1992 Employee Stock Plan (the 1992 Plan), as amended by shareholders in September 1998, permits the granting of restricted stock awards. Restricted stock grants vest one-third each year for the three-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock awarded was $286,000 and $148,000 in 2000 and 1999, respectively. Restricted stock award activity was as follows:

                                                   2000     1999
                                                -------   ------
     Restricted stock awarded (shares)           21,330   22,986
     Weighted average market value on date  of   $22.20   $25.06
     grant

Stock Option Plans
------------------
The 1992 Plan also provides for incentive and non-qualified stock option grants to officers and key employees. Stock options under the 1992 Plan are for a ten-year term and are granted at the market price of the common stock on the date of grant.

In 1995, shareholders approved amendments to the 1992 Plan permitting the grant of performance units in conjunction with stock option grants. The performance units became payable in cash in the event certain pre-established performance goals were attained and the grantee simultaneously exercised related stock options with the cash award.

In September 1998, shareholders approved further amendments to the 1992 Plan that disallowed future grants of performance units and made certain other changes including: increasing the cumulative number of shares of common stock available for grant as stock options from 3,000,000 to 5,000,000, limiting the number of restricted shares that may be granted, and disallowing "re-pricing" of previously issued options.

The 1992 Non-Employee Director Stock Option Plan (the 1992 Director Plan) provides for non-qualified stock option grants to eligible members of the Board of Directors who are not also employees of the Company. Options are granted with a ten-year term at the market price of the common stock on the date of grant and are immediately exercisable.

<PAGE 52>

In June 1998, shareholders approved amendments to the 1992 Director Plan that increased the automatic award each May 1 of options from 1,000 to 3,000, and increased the maximum number of shares of common stock available for grant as stock options from 75,000 to 175,000 shares.

A summary of the stock option activity under all plans for the three years ended April 30, 2000 is set forth below:

                     2000                1999                1998
             -------------------  ------------------  ------------------
                         Weighted            Weighted            Weighted
                         -Average            -Average            -Average
                         Exercise            Exercise            Exercise
              Options     Price    Options    Price    Options    Price
------------ ---------   -------- ---------  -------- --------   --------
Outstanding-
 beginning
 of year      2,456,259    $18.72 2,574,595    $17.23 1,171,170    $14.31
Granted         492,053     18.67   420,604     24.71 1,669,800     18.80
Exercised      (172,279)    15.28  (264,450)    14.18  (128,625)    12.11
Cancelled       (74,566)    23.03  (274,490)    18.28  (137,750)    16.20
              ---------  -------- ---------  -------- ---------    ------
Outstanding-
 end of year  2,701,467    $18.81 2,456,259    $18.72 2,574,595    $17.23
              =========  ======== =========  ======== =========    ======
Exercisable
 at end of
 year         1,447,170    $17.83   942,142    $16.88   653,795    $14.32
              =========  ======== =========  ======== =========    ======
Reserved for
 future
 grants       2,118,101           2,552,777             621,825
              =========           =========           =========

The exercise prices for options outstanding as of April 30, 2000 ranged from $10.12 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 2000 is 7.1 years. In the event of a change in control of the Company, all outstanding stock options become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 2000:

<PAGE 53>

                     Outstanding Options         Exercisable Options
               --------------------------------  -------------------
                          Weighted-
                           Average    Weighted-             Weighted-
  Exercise                Remaining    Average               Average
    Price                Contractual  Exercise              Exercise
    Range       Number      Life        Price     Number      Price
-------------  --------- -----------  --------   --------   ---------

$10.12-$15.12    196,030   3.8 years     $13.20    163,030     $12.95
$15.13-$22.75  2,186,205   7.3 years      18.30  1,167,249      17.73
$22.76-$28.25    319,232   8.2 years      25.76    116,891      25.71
               ---------   ---------     ------  ---------     ------
               2,701,467   7.1 years     $18.81  1,447,170     $17.83
               =========   =========     ======  =========     ======

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

In thousands
(except per share amounts)                2000      1999     1998
------------------------------------   -------   -------  -------
Net earnings
     As reported                       $25,875   $29,580   $7,385
     Pro forma                          23,074    27,227    5,323
Net earnings per common share-basic
     As reported                          1.17      1.31      .32
     Pro forma                            1.04      1.21      .23
Net earnings per common share-diluted
     As reported                          1.16      1.29      .32
     Pro forma                            1.03      1.18      .23

To arrive at the pro forma amounts shown above, the fair value of each  stock option grant was estimated on the date of grant using
the   Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions:

<PAGE 54>

                                           2000        1999        1998
                                        -------     -------     -------
         Risk-free interest rate           6.6%        5.2%        5.7%
         Expected life of option     4.75 years  4.50 years  4.50 years
         Expected volatility                38%         34%         25%
         Expected dividend yield             2%          2%          2%

The weighted-average fair values at date of grant for options granted during 2000, 1999, and 1998 were $7.09, $7.57, and $4.81, respectively, and were estimated using the above weighted-average assumptions.

Incentive Bonus Plans
---------------------
The Management Development and Compensation Committee of the Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 2000, 1999, and 1998. The plans covered substantially all employees in the United States and were based upon performance goals, as defined in the plans, for the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $2,510,000, $3,167,000, and $3,575,000 for the years ended April 30, 2000,
1999, and 1998, respectively.

NOTE 14. EMPLOYEE BENEFIT PLANS
Pension Plans
-------------
The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an average of an employee's highest five consecutive years of compensation, as defined, in the last ten years of service.

The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Amounts funded totaled $2,343,000 and $2,800,000 for the years ended April 30, 1999 and 1998, respectively.

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

The Company also maintains a non-qualified supplemental pension plan for employees in the United States. The supplemental pension plan provides for the pension benefits earned under the Company's primary pension plan benefit formula that cannot be paid from such plan because of limitations imposed by income tax regulations. The Company has established a trust to provide funding for the benefits payable under the supplemental pension plan. The trust is irrevocable and assets contributed to the

<PAGE 55>

trust can only be used to pay such benefits, with certain exceptions. The trust assets were invested in mutual funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments.

The following table summarizes the funded status of the pension plans and the related amounts recognized in the consolidated balance sheet at April 30, 2000 and 1999:

                                   Qualified       Non-qualified
                                  Pension Plan      Pension Plan
                                ----------------  ----------------
In thousands                       2000     1999     2000     1999
-----------------------------   -------  -------  -------  -------
Change in benefit obligation:
Beginning balance               $65,108  $57,304  $ 5,474  $ 4,905
Service cost                      4,059    4,127      265      210
Interest cost                     4,173    3,734      476      259
Actuarial (gain)/loss           (14,330)   1,816      852      434
Benefits paid                    (2,214)  (1,873)    (410)    (334)
                                -------  -------  -------  -------
Ending balance                   56,796   65,108    6,657    5,474
                                -------  -------  -------  -------

Change in plan assets:
Beginning balance                73,846   66,793    5,264    4,405
Actual return on plan assets     11,163    6,583      197      793
Employer contributions               --    2,343      400      400
Benefits paid from plan assets   (2,215)  (1,873)    (410)    (334)
                                -------  -------  -------  -------
Ending balance                   82,794   73,846    5,451    5,264
                                -------  -------  -------  -------
Funded status                    25,998    8,738   (1,206)    (210)
Unrecognized net actuarial
 (gain)/loss                    (20,032)  (1,085)     868     (185)
Unrecognized net transition
 liability                          279      372       --       --
Unrecognized prior service
 cost                             8,914    9,901    1,492    1,838
                                -------  -------  -------  -------
Prepaid pension cost            $15,159  $17,926  $ 1,154  $ 1,443
                                =======  =======  =======  =======

<PAGE 56>

The following weighted-average assumptions were used in the accounting for the pension plans:

                              Qualified            Non-qualified
                            Pension Plan           Pension Plan
                        ----------------------  -------------------
                          2000    1999    1998   2000   1999   1998
                         -----   -----   -----  -----  -----  -----
Discount rate             8.00%  6.75%   7.00%  8.00%  6.75%  7.00%
Expected return on
 plan assets              9.00    9.00    9.00   9.00   9.00   9.00
Rate of compensation
 increase                 4.50    4.50    4.50   4.50   4.50   4.50

The following table summarizes the components of the net periodic cost of the pension plans for the years ended April 30, 2000, 1999, and 1998:

                              Qualified            Non-qualified
                             Pension Plan           Pension Plan
                         ----------------------  -------------------
In thousands              2000     1999    1998   2000   1999   1998
---------------------   ------   ------  ------  -----  -----  -----

Service cost            $4,059   $4,127  $2,487  $ 265  $ 210  $ 216
Interest cost            4,173    3,734   3,482    476    259    315
Expected return on
 plan assets            (6,546)  (6,042) (4,596)  (454)  (289)  (303)
Amortization of prior
 service cost              987      987     987    347    347    347
Amortization of
 transition
 obligation                 93       93      93     --     --     --
Amortization of
 actuarial gain             --       --      --     55     --     --
                        ------   ------  ------  -----  -----  -----
Net periodic benefit
 cost                   $2,766   $2,899  $2,453  $ 689  $ 527  $ 575
                        ======   ======  ======  =====  =====  =====

401(k) Plan
-----------
Under the Company's 401(k) Maximum Advantage Program, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $1,323,000, $973,000, and $692,000 for the years ended April 30,
2000, 1999, and 1998, respectively.

NOTE 15. OTHER INCOME
The components of other income for each year were as follows:

In thousands                         2000       1999     1998
-----------------------------      ------     ------   ------
Interest income from
 investments                       $1,144     $1,110   $2,223
Royalty income                        776      1,383    1,426
Foreign exchange (losses)          (1,091)      (339)    (371)
Patent litigation settlement           --         --    1,563
Other, net                            261         (2)    (672)
                                   ------     ------   ------
                                   $1,090     $2,152   $4,169
                                   ======     ======   ======

<PAGE 57>

NOTE 16. NON-RECURRING SPECIAL CHARGE
In the fourth quarter of 1998, the Company recorded a $25,000,000 pre-tax charge related to the write-down of certain assets of the Company's Gerber Systems unit. Gerber Systems comprised the Company's Imaging and Inspection Systems product class, which was sold to the BARCO Group of Belgium as of March 31, 1998 for $25,000,000 in cash. The special charge reflected the write-down of inventory, accounts receivable, and other items, and amounted to $.70 per share on a diluted basis.

NOTE 17. SEGMENT REPORTING
The Company's subsidiaries design, develop, manufacture, market, and provide service on products classified in three operating segments. These operating segments are Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing, and were determined on the basis of the nature of management's evaluation of the business units.

The Sign Making and Specialty Graphics segment includes the manufacture of computer-controlled production systems, software, and aftermarket supplies sold to a diversified international customer base. The market is comprised of the sign making and specialty graphics industries. The Apparel and Flexible Materials segment includes the manufacture of computer-controlled production systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites sold to a diversified international customer base. The market is comprised of the apparel, aerospace, automotive, furniture, and other industries. The Ophthalmic Lens Processing segment includes the manufacture of computer-controlled production systems and aftermarket supplies sold to a diversified international customer base. The market is comprised of the ophthalmic industry.

In addition, the Company had an Imaging and Inspection Systems product class, which it sold in March 1998. This product class consisted of interactive imaging and inspection systems for the electronics and commercial printing industries.

No individual customer accounted for more than 10 percent of consolidated revenue in fiscal years 2000, 1999, or 1998.

In the first quarter of fiscal year 2000, the Company changed its measurement of segment profit. In the Company's segment disclosures on Form 10-K for the year ended April 30, 1999, an allocation of general corporate expenses was included in the measure of segment profit. Segment profit is now reported as earnings before taxes, interest, and the allocation of general corporate expenses. Segment profit for the years ended April 30, 1999 and 1998 has been restated to reflect this change.

Financial  data for the past three fiscal years for the Company's
operating  segments  are  shown in  the  following  tables.   The
accounting  policies  of  the segments  are  identical  to  those

<PAGE 58>

described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated.

                                                              Product
                                                               Class
                                                              Sold -
                   Sign      Apparel                          Imaging
                 Making &       &     Ophthalmic                and
                 Specialty  Flexible     Lens               Inspection
In thousands     Graphics   Materials Processing  Subtotal    Systems    Total
---------------- ---------  --------- ----------  --------   --------    ------
(As  of and  for
the  year  ended
April 30, 2000)
----------------
Revenue           $295,412   $221,540     $93,774  $610,726    $     -- $610,726
Segment profit 4    25,909     24,286       6,444    56,639          --   56,639
Segment assets 1   289,712    114,223      90,348   494,283          --  494,283
Capital
 expenditures 2      9,412      4,077       2,658    16,147          --   16,147
Depreciation and
 amortization 2     11,516      7,808       3,568    22,892          --   22,892

(As  of and  for
the  year  ended
April 30, 1999)
----------------
Revenue           $278,466   $215,411    $100,741  $594,618    $     -- $594,618
Segment profit      36,162     25,895       3,634    65,691          --   65,691
Segment assets 1   259,126    102,960      93,599   455,685          --  455,685
Capital
 expenditures 2      8,832     11,601       1,577    22,010          --   22,010
Depreciation and
 amortization 2     11,106      7,803       3,387    22,296          --   22,296

(As of and for
the year ended
April 30, 1998)
----------------
Revenue           $122,733   $219,081    $ 51,247  $393,061    $ 37,419 $430,480
Segment profit 3    21,011     32,009       3,005    56,025     (37,503)  18,522
Segment assets 1    49,376    108,360     101,269   259,005          --  259,005
Capital
 expenditures 2      2,071      9,743       1,200    13,014       1,116   14,130
Depreciation and
 amortization 2      1,868      7,673       1,020    10,561       1,623   12,184

<PAGE 59>


     1  Assets exclude $78,553,000, $86,575,000, and $79,762,000 of corporate amounts in 2000, 1999, and 1998, respectively.

     2  Capital expenditures and depreciation and amortization exclude
          $6,166,000 and $2,730,000, $609,000 and $1,924,000, and
          $1,805,000 and $1,388,000 of corporate amounts in 2000, 1999, and 1998, respectively.

     3  Includes a $25,000,000 loss from the write-down of certain assets on the sale of the Company's Imaging and Inspection
          Systems   product class (see Note 16).

     4 Includes $6,200,000 for excess costs on initial production of certain new products from the Company's Sign Making and Specialty Graphics operating segment (see Note 19).

A  reconciliation  of  the  totals  reported  for  the  operating
segments   to  the  applicable  line  item  in  the  consolidated
financial statements was as follows:

<PAGE 60>

In thousands                           2000       1999      1998
---------------------------------  --------   --------  --------
Segment profit                      $56,639    $65,691   $18,522
Corporate expenses, net of  other
income                               (7,047)    (8,110)   (7,970)
                                    -------    -------    -------
Earnings before interest and
taxes                                49,592     57,581    10,552
Interest expense                    (10,617)   (11,501)     (667)
                                    -------    -------    -------
Earnings before income taxes        $38,975    $46,080    $ 9,885
                                    =======    =======    =======

Revenue and net property, plant and equipment by country where located were as follows:

                   United   Continental    United      All
In thousands       States      Europe     Kingdom     Other      Total
----------------  --------    --------   ---------    ------   --------
(As  of and  for
the  year  ended
April 30, 2000)
----------------

Revenue 1          $233,762    $ 176,938    $59,413   $140,613  $610,726
Property, plant
 and equipment,
 net                 68,762        9,020     19,157      2,281    99,220

(As  of and  for
the  year  ended
April 30, 1999)
----------------

Revenue 1          $241,269    $ 180,631    $66,806   $105,912  $594,618
Property, plant
 and equipment,
 net                 63,493        8,461     17,005      1,626    90,585

(As  of and  for
the  year  ended
April 30, 1998)2
----------------

Revenue 1          $230,494     $ 75,705   $ 29,858   $ 94,423  $430,480
Property, plant
 and equipment,
 net                 56,616        1,551        457      1,375    59,999

1 Revenues are attributed to specific countries based on the destination of the shipment.

<PAGE 61>

2 Geographic   information  by  country  for  the   Imaging   and
     Inspection Systems product class is not available to the Company and the cost to develop it would be excessive. The total amount of net Imaging and Inspection Systems product class sales to Europe was $6,500,000 for 1998. No amounts were included for this product class in the United Kingdom totals in the geographic information presented; all such amounts were included under the caption "Continental Europe."

NOTE 18. CONTINGENCIES AND COMMITMENTS
Various  lawsuits,  claims,  and  governmental  proceedings   are
pending against the Company. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $6,605,000, $6,200,000, and $4,595,000 for the
years ended April 30, 2000, 1999, and 1998, respectively. Minimum annual rental commitments at April 30, 2000 under long-term non-cancelable operating leases were as follows:

             Building    Machinery
In          and Office      and
thousands     Space      Equipment       Total
----------  ----------   ----------     ------

2001        $ 3,903       $  496       $ 4,399
2002          3,077          266         3,343
2003          2,010          127         2,137
2004          1,508           65         1,573
2005          1,152           13         1,165
After 2005      751           --           751
             ------       ------        ------
            $12,401       $  967       $13,368
             ======       ======        ======

As of April 30, 2000, the Company was party to approximately $9,400,000 in forward exchange contracts providing for the delivery by the Company of various currencies in exchange for others over the succeeding eleven months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 2000 for future deliveries of the various currencies, the hedging loss deferred at that date amounted to approximately $966,000.

<PAGE 62>

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62,000,000 that decreases ratably to $32,000,000 over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR, plus applicable margin interest payments due on the U.S. dollar denominated portion of its multi-currency revolving credit facility (Note
12). The interest differential paid or received under this contract will be recognized as an adjustment to the effective yield of the underlying credit facility hedged. The market value of this contract was approximately $2,000,000 at April 30, 2000.

The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables
financed   under   this  agreement  amounted   to   approximately
$62,200,000 at April 30, 2000 and $59,700,000 at April 30,  1999.
The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year, and range from five to ten percent of the amount financed. Management believes the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

NOTE 19. FOURTH QUARTER ADJUSTMENTS
In the 2000 fourth quarter, the Company recorded $6,200,000 for excess costs in the Company's Sign Making and Specialty Graphics operating segment caused by cost overruns and inefficiencies realized in the initial production runs of products recently introduced. The charge was included in the cost of product sales and amounted to $.18 per diluted share.

NOTE 20. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per common share:

<PAGE 63>

                                   2000          1999         1998
                            -----------   -----------   ----------
Numerator:
  Net earnings             $ 25,875,000  $ 29,580,000  $ 7,385,000
                           ============  ============  ===========

Denominators:
  Denominator for basic
   earnings per share -
   weighted-average shares
   outstanding               22,140,127    22,590,428   22,800,389
  Effect of dilutive
   securities:
   Stock options                250,101       420,252      530,653
                           ------------  ------------  -----------
  Denominator for diluted
   earnings per share -
   adjusted weighted-
   average shares
   outstanding               22,390,228    23,010,680   23,331,042
                           ============  ============  ===========
Net earnings per common
  share-basic              $       1.17  $       1.31  $       .32
                           ============  ============  ===========
Net earnings per common
  share-diluted            $       1.16  $       1.29  $       .32
                           ============  ============  ===========

NOTE 21. QUARTERLY RESULTS (UNAUDITED)
The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

In thousands (except   First    Second   Third    Fourth
per share amounts)    Quarter  Quarter  Quarter   Quarter    Year
--------------------- -------  -------  -------   -------  -------
2000
Sales and service
 revenue              $139,476 $152,853 $155,543  $162,854 $610,726
Gross profit 3          59,550   63,253   63,547    55,514  241,864
Net earnings 3           7,553    8,330    8,274     1,718   25,875
Net earnings per
common share 3
 Basic                     .34      .38      .37       .08     1.17
 Diluted                   .34      .37      .37       .08     1.16
Dividends paid per
 share                     .08      .08      .08       .08      .32
Stock price    -High    24 7/8   24 3/8 21 15/16   22 7/16   24 7/8
               -Low    18 9/16   18 1/2       18    10 1/4   10 1/4
                       --------------------------------------------
1999
Sales and service
 revenue              $153,659 $150,590 $140,799  $149,570 $594,618
Gross profit            63,104   61,988   59,390    61,335  245,817
Net earnings             6,722    7,735    7,045     8,078   29,580
Net earnings per
 common share
 Basic                     .30      .34      .31       .36     1.31
 Diluted                   .29      .33      .31       .36     1.29
Dividends paid per
 share                     .08      .08      .08       .08      .32
Stock price    -High  29 15/16   28 7/8  26 1/16  20 15/16 29 15/16
               -Low    22 5/16       19   19 1/8    17 3/8   17 3/8
                       --------------------------------------------

<PAGE 64>

1998
Sales and service
 revenue               $98,961 $106,392 $104,836  $120,291 $430,480
Gross profit            43,056   47,037   48,792    54,110  192,995
Net earnings (loss)
 1,2                     4,571    5,496    6,215   (8,897)    7,385
Net earnings (loss)
per common share 1,2
 Basic 4                   .20      .24      .28     (.38)      .32
 Diluted                   .19      .24      .27     (.38)      .32
Dividends paid per
 share                     .08      .08      .08       .08      .32
Stock price    -High    21 3/8   24 1/2 21 15/16    29 1/4   29 1/4
               -Low     16 3/8  19 1/16 17 11/16   18 5/16   16 3/8
                        --------------------------------------------

1  Net  earnings for the first quarter of 1998 included a gain  of approximately $1,000,000 after taxes ($.04 per diluted share) from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France.

2 Net earnings for the fourth quarter of 1998 included a non-recurring special charge of approximately $16,300,000 after taxes ($.70 per diluted share) from the write-down of certain assets upon the sale of the Company's Gerber Systems unit, which comprised the Imaging and Inspection Systems product class.

3  Gross  profit and net earnings for the fourth quarter  of  2000 included excess costs on new products in the Company's Sign Making and Specialty Graphics operating segment of approximately $6,200,000 ($.18 per diluted share).

4 The quarterly earnings per share information was computed separately for each period. Accordingly, the sum of such quarterly earnings per share amounts may differ from the total for the year.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 2000 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2000 fiscal year-end.

<PAGE 65>

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

                     Present Position
                       and Date of        Other Positions Held
                         Initial                 During
Name and Age           Appointment          Last Five Years
--------------         -----------          ---------------
Michael J. Cheshire  Chairman          President and Chief
(51)                 (September 25,    Operating Officer;
                     1998) and Chief   President, General Signal
                     Executive         Electrical Group
                     Officer
                     (June 1, 1998)

Fredric K. Rosen     Senior Vice       President, Gerber
(61)                 President         Technology, Inc.
                     (September 5,
                     1990)

Shawn M. Harrington  Senior Vice       President and Chief
(46)                 President         Operating Officer, Gerber
                     (March 20, 1997)  Coburn Optical, Inc.; Vice
                                       President, Finance and
                                       Operations, Gerber
                                       Optical, Inc.

Charles M. Hevenor   Senior Vice       President, Gerber
(59)                 President         Scientific Products, Inc.;
                     (May 1, 1998)     Executive Vice President
                                       and General Manager,
                                       Gerber Scientific
                                       Products, Inc.; Senior
                                       Vice President, Software
                                       and Systems, Gerber
                                       Scientific Products, Inc.

Richard F. Treacy,   Senior Vice       None
Jr. (55)             President,
                     General Counsel
                     and Secretary
                     (June 1, 1994)

<PAGE 66>

Gary K. Bennett      Senior Vice       Vice President; Treasurer
(49)                 President,        and Corporate Controller
                     Finance
                     (August 19,
                     1996)

David J. Gerber      Vice President,   Director, New Business
(39)                 Business          Development and Technology
                     Development and   Strategy; Secretary and
                     Technology        Attorney
                     Strategy
                     (March 19, 1998)

Bernard J. Demko     Vice President,   Vice President, Finance,
(42)                 Corporate         Gerber Technology, Inc.
                     Controller
                     (June 1, 1998)

Becket Q. McNab      Vice President,   Director, Human Resources,
(41)                 Human Resources   Nabisco International
                     (May 10, 1999)

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 2000 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2000 fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

      The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Voting Rights and Principal Shareholders" and "Election of Directors" in the Company's 2000 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2000 fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2000 fiscal year-end.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

<PAGE 67>

     (a)  The following documents are filed as part of this report:

                                                               Page
                                                               ----
     1.   Financial Statements:
          Consolidated Statements of Earnings for the years
          ended April 30, 2000, 1999, and 1998 . . . . . . .     32

          Consolidated Balance Sheets at April 30, 2000 and
          1999 . . . . . . . . . . . . . . . . . . . . . . .  33-34

          Consolidated Statements of Changes in Shareholders'
          Equity for the years ended April 30, 2000, 1999,
          and 1998 . . . . . . . . . . . . . . . . . . . . .  35-36

          Consolidated Statements of Cash Flows for the
          years ended April 30, 2000, 1999, and 1998 . . . .  37-38

          Independent Auditors' Report . . . . . . . . . . .     40

          Summary of Significant Accounting Policies and
          Notes to Consolidated Financial Statements . . . .  41-64

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

          10.1   Gerber Scientific, Inc. 1982 Employee Stock Plan.

          10.2   Gerber  Scientific, Inc. 1992 Employee Stock  Plan,
                 As Amended.

          10.3 Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan.

<PAGE 68>

          10.4   Gerber    Scientific,   Inc.   and    Participating
                 Subsidiaries Deferred Compensation Plan.

          10.5   Gerber    Scientific,   Inc.   and    Participating
                 Subsidiaries Supplemental Pension Benefit Plan.

          10.6 Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire.

          10.7 Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael
                 J. Cheshire effective June 1, 1998.

          10.8 Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael
                 J. Cheshire effective June 29, 1999.

          10.9   Consulting Agreement between the Company and  David
                 J. Logan commencing August 10, 1999.

          10.10  Gerber  Scientific, Inc. 1999-2001 Annual Incentive
                 Bonus Plan.

          10.11 $235,000,000 Credit Agreement Dated as of May 15, 1998 between Gerber Scientific, Inc. and the Banks Listed Herein and Wachovia Bank, N.A.

          10.12 Change in Control Agreement, dated July 14, 1999, between the Company and Michael J. Cheshire.

          10.13 Form of Change in Control Agreement, dated July 14, 1999, between the Company and its Senior Vice Presidents including Fredric K. Rosen, Shawn M. Harrington, Charles M. Hevenor, Gary K. Bennett, and Richard F. Treacy, Jr.

          10.14 Form of Change of Control Agreement, dated July 14, 1999, between each of the Company's three domestic subsidiaries and their respective Presidents including Fredric K. Rosen, Shawn M. Harrington, and Charles M. Hevenor.

          10.15 Change in Control Agreement, dated July 14, 1999, between the Company and David J. Gerber.

          10.16 Severance Policy for Senior Officers of Gerber Scientific, Inc. and its domestic subsidiaries.

          10.17 Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan.

          21.1*  Subsidiaries of the Registrant.

<PAGE 69>

          23.1*  Consent of Independent Auditors.

          27.1*  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the last quarter of fiscal year 2000.

     (c)  See Item 14(a) 3. above.

     (d)  See Item 14(a) 2. above.

     *Filed herewith.

<PAGE 70-71>

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

                                   GERBER SCIENTIFIC, INC.
                                   -----------------------
                                       (Registrant)

                                   BY:  /s/ Gary K. Bennett
                                        --------------------
Date:  July 21, 2000                    Gary K. Bennett
--------------------                    Senior Vice President,
                                        Finance (Principal
                                        Financial and Accounting
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Date              Signature                     Title
       ----             -----------                    -----
  July 21, 2000   /s/ Michael J. Cheshire  Chairman, Director,
  -------------   -----------------------  President and Chief
                  (Michael J. Cheshire)    Executive Officer
                                           (Principal Executive
                                           Officer)

  July 21, 2000   /s/ George M. Gentile    Director
  -------------   -----------------------
                  (George M. Gentile)

  July 21, 2000   /s/ W. Jerome Vereen     Director
  -------------   -----------------------
                  (W. Jerome Vereen)

  July 21, 2000   /s/ A. Robert Towbin     Director
  -------------   -----------------------
                  (A. Robert Towbin)

  July 21, 2000   /s/ David J. Gerber      Director, Vice President,
  -------------   -----------------------  Business Development and
                  (David J. Gerber)        Technology Strategy

  July 21, 2000   /s/ Edward E. Hood, Jr.  Director
  -------------   -----------------------
                  (Edward E. Hood, Jr.)

  July 21, 2000   /s/ David J. Logan       Director
  -------------   -----------------------
                  (David J. Logan)

  July 21, 2000   /s/ Donald P. Aiken      Director
  -------------   -----------------------
                  (Donald P. Aiken)

  July 21, 2000   /s/ Carole F. St. Mark   Director
  -------------   -----------------------
                  (Carole F. St. Mark)

  July 21, 2000   /s/ Gary K. Bennett      Senior Vice President,
  -------------   -----------------------  Finance
                  (Gary K. Bennett)        (Principal Financial and
                                           Accounting Officer)

<PAGE 72-74>

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

   10.2     Gerber  Scientific,  Inc. 1992  Employee  Stock
            Plan,   as  Amended  (incorporated  herein   by
            reference  to Exhibit A to the Company's  Proxy
            Statement  filed in connection with the  Annual
            Meeting of Shareholders held October 13,  1995,
            File No. 1-5865, and by reference to the Company's Registration Statement on Form S-8,
            File No. 1-5865).

   10.3     Gerber   Scientific,  Inc.  1992   Non-Employee
            Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's
            Annual  Report on Form 10-K for the year  ended
            April 30, 1999).

   10.4     Gerber   Scientific,  Inc.  and   Participating
            Subsidiaries    Deferred   Compensation    Plan
            (incorporated  herein by reference  to  Exhibit
            4.2 to the Company's Registration Statement  on
            Form S-8, File No. 333-42879).

   10.5     Gerber   Scientific,  Inc.  and   Participating
            Subsidiaries Supplemental Pension Benefit  Plan
            (incorporated  herein by reference  to  Exhibit
            10.5 to the Company's Annual Report on Form 10-
            K for the year ended April 30, 1999).

   10.6     Employment  Agreement dated as of  January  29,
            1997   between  the  Company  and  Michael   J.
            Cheshire (incorporated herein by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31,
            1997).

   10.7     Amendment to the Employment Agreement dated  as
            of  January  29, 1997 between the  Company  and
            Michael  J.  Cheshire effective  June  1,  1998
            (incorporated  herein by reference  to  Exhibit
            10.7 to the Company's Annual Report on Form 10-
            K for the year ended April 30, 1999).

   10.8     Amendment to the Employment Agreement dated  as
            of  January  29, 1997 between the  Company  and
            Michael  J.  Cheshire effective June  29,  1999
            (incorporated  herein by reference  to  Exhibit
            10.8 to the Company's Annual Report on Form 10-
            K for the year ended April 30, 1999).

   10.9     Consulting  Agreement between the  Company  and
            David  J.  Logan  commencing  August  10,  1999
            (incorporated  herein by reference  to  Exhibit
            10.6  to the Company's Quarterly Report on Form
            10-Q for the quarter ended July 31, 1999).

  10.10     Gerber   Scientific,  Inc.   1999-2001   Annual
            Incentive  Bonus Plan (incorporated  herein  by
            reference   to  Appendix  A  to  the  Company's
            Definitive Proxy Statement filed in connection with the Annual Meeting of Shareholders held
            September 25, 1998, File No. 1-5865).

  10.11     $235,000,000  Credit  Agreement  Dated  as   of
            May  15,  1998 between Gerber Scientific,  Inc.
            and  the Banks Listed Herein and Wachovia Bank,
            N.A.  (incorporated  herein  by  reference   to
            Exhibit 10.11 to the Company's Annual Report on
            Form 10-K for the year ended April 30, 1999).

  10.12     Change  in  Control Agreement, dated  July  14,
            1999,  between  the  Company  and  Michael   J.
            Cheshire (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31,
            1999).

  10.13     Form of Change in Control Agreement, dated July
            14,  1999,  between the Company and its  Senior
            Vice  Presidents  including Fredric  K.  Rosen,
            Shawn  M. Harrington, Charles M. Hevenor,  Gary
            K.   Bennett,   and  Richard  F.  Treacy,   Jr.
            (incorporated  herein by reference  to  Exhibit
            10.2  to the Company's quarterly report on Form
            10-Q for the quarter ended July 31, 1999).

  10.14     Form of Change of Control Agreement, dated July
            14,  1999, between each of the Company's  three
            domestic   subsidiaries  and  their  respective
            Presidents including Fredric K. Rosen, Shawn M.
            Harrington,    and    Charles    M.     Hevenor
            (incorporated  herein by reference  to  Exhibit
            10.3  to the Company's quarterly report on Form
            10-Q for the quarter ended July 31, 1999).

  10.15     Change  in  Control Agreement, dated  July  14,
            1999,  between the Company and David J.  Gerber
            (incorporated  herein by reference  to  Exhibit
            10.4  to the Company's quarterly report on Form
            10-Q for the quarter ended July 31, 1999).

  10.16     Severance Policy for Senior Officers of  Gerber
            Scientific,  Inc. and its domestic subsidiaries
            (incorporated  herein by reference  to  Exhibit
            10.5  to the Company's quarterly report on Form
            10-Q for the quarter ended July 31, 1999).

  10.17     Gerber  Scientific,  Inc.  2000-2004  Executive
            Annual   Incentive  Bonus  Plan   (incorporated
            herein  by  reference  to  Appendix  A  to  the
            Company's Definitive Proxy Statement  filed  in
            connection   with   the   Annual   Meeting   of
            Shareholders held September 15, 1999, File  No.
            1-5865).

  21.1*     Subsidiaries of the Registrant.

  23.1*     Consent of Independent Auditors.

  27.1*     Financial Data Schedule.

   *Filed herewith.