Form 10-Q
period 2000-07-31
GERBER SCIENTIFIC INC
filed 2000-09-13
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
July 31, 2000                          Commission File No. 1-5865



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


                     Yes  / X / .   No /    /.

At July 31, 2000, 22,009,149 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended July 31, 2000


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statements of Earnings for the three months
           ended July 31, 2000 and 1999                      2

           Balance Sheets at July 31, 2000 and
           April 30, 2000                                  3-4

           Statements of Cash Flows for the three months
           ended July 31, 2000 and 1999                      5

           Notes to Financial Statements                     6

           Independent Accountants' Report                  10

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11

  Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                      15

Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security
           Holders                                          15

  Item 5. Other Information                                 15

  Item 6. Exhibits and Reports on Form 8-K                  16


Signature                                                   17

Exhibit Index                                               18

<PAGE 2>

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------
                                             Three Months
In thousands (except per share amounts)     Ended July 31,
--------------------------------------------------------------
                                           2000       1999
                                        ----------------------
Revenue:

  Product sales                        $125,958     $125,856
  Service                                12,432       13,620
                                       --------     --------
                                        138,390      139,476
                                       --------     --------

Costs and Expenses:

  Cost of product sales                  81,103       72,621
  Cost of service                         8,398        7,305
  Selling, general and administrative    35,923       35,092
  Research and development expenses       7,755        8,598
  Goodwill amortization                   2,241        2,136
  Special charge (Note 3)                 4,419           --
                                       --------     --------
                                        139,839      125,752
                                       --------     --------

Operating income (loss)                  (1,449)      13,724

Other income                                540          393
Interest expense                         (3,286)      (2,464)
                                       --------     --------

Earnings (loss) before income taxes      (4,195)      11,653

Provision (benefit) for income taxes     (1,500)       4,100
                                       --------     --------

Net earnings (loss)                     ($2,695)    $  7,553
                                        ========    ========
Per share of common stock:
  Basic                                 ($  .12)    $    .34
  Diluted                               ($  .12)    $    .34

  Dividends                              $  .08     $    .08

Average shares outstanding:
  Basic                                  21,998       22,118
  Diluted                                21,998       22,452

                     See Accompanying Notes

<PAGE 3-4>

             GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------
                                          July 31,   April 30,
In thousands                               2000         2000
---------------------------------------------------------------
Assets
Current Assets:
 Cash and short-term cash investments     $ 18,406     $ 22,954
 Accounts receivable                       105,497      121,494
 Inventories                                90,075       86,472
 Prepaid expenses                           22,490       21,042
                                          --------     --------
                                           236,468      251,962
                                          --------     --------
Property, Plant and Equipment              170,237      165,341
 Less accumulated depreciation              69,672       66,121
                                          --------     --------
                                           100,565       99,220
                                          --------     --------

Intangible Assets                          246,125      245,797
 Less accumulated amortization              29,930       27,419
                                          --------     --------
                                           216,195      218,378
                                          --------     --------
Other Assets                                 3,534        3,276
                                          --------     --------
                                          $556,762     $572,836
                                          ========     ========
Liabilities and Shareholders' Equity

Current Liabilities:
 Notes payable                            $     --     $     --
 Accounts payable                           52,428       58,043
 Accrued compensation and benefits          12,730       16,646
 Other accrued liabilities                  28,882       26,689
 Deferred revenue                            7,911        8,436
 Advances on sales contracts                 3,079        2,610
                                          --------     --------
                                           105,030      112,424
                                          --------     --------
Noncurrent Liabilities:
 Deferred income taxes                       7,979        8,608
 Long-term debt                            190,880      194,892
                                          --------     --------
                                           198,859      203,500
                                          --------     --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                --           --
 Common stock, $1 par value;
  authorized 65,000,000 shares; issued
  22,804,311 and 22,779,651 shares         22,804       22,780
 Paid-in capital                           43,837       43,615
 Retained earnings                        206,296      210,749
 Treasury stock, at cost (795,162 and
  797,444 shares, respectively)           (16,351)     (16,397)
 Unamortized value of restricted stock
  grants                                     (649)        (557)
 Accum. other comprehensive income (loss)  (3,064)      (3,278)
                                          -------     --------
                                          252,873      256,912
                                          -------     --------
                                         $556,762     $572,836
                                         ========     ========


                     See Accompanying Notes

<PAGE 5>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------
                                                     Three Months
In thousands                                         Ended July 31,
---------------------------------------------------------------------
                                                  2000         1999
                                               ----------------------
Cash Provided by (Used for):
Operating Activities:
  Net earnings (loss)                           ($2,695)    $  7,553
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization                6,908        6,096
     Special charge                               4,419           --
     Deferred income taxes                         (629)         249
     Other non-cash items                           127           76
     Changes in operating accounts:
      Receivables                                15,997       (5,270)
      Inventories                                (3,603)     (10,499)
      Prepaid expenses                           (1,448)       6,565
      Accounts payable and accrued expenses     (10,905)      (6,845)
                                                -------     --------
Provided by (Used for) Operating Activities       8,171       (2,075)
                                                -------     --------
Investing Activities:
  Additions to property, plant and equipment     (6,559)      (5,069)
  Intangible and other assets                      (677)           8
  Other, net                                        214          590
                                                -------     --------
(Used for) Investing Activities                  (7,022)      (4,471)
                                                -------     --------
Financing Activities:
  Additions of long-term debt                    13,000       10,606
  Repayments of long-term debt                  (17,012)     (13,097)
  Proceeds from issuance of stock                    73        1,765
  Dividends on common stock                      (1,758)      (1,765)
                                                --------    --------
(Used for) Financing Activities                  (5,697)      (2,491)
                                                --------    --------

(Decrease) in Cash and Short-Term
  Cash Investments                               (4,548)      (9,037)

Cash and Short-Term Cash Investments,
  Beginning of Period                            22,954       26,523
                                                -------     --------

Cash and Short-Term Cash Investments,           $18,406     $ 17,486
  End of Period                                 =======     ========
                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
     NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended April 30, 2000.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

                                  July 31, 2000  April 30, 2000
                                  -------------  --------------
Raw materials and purchased parts    $57,146         $52,847
Work in process                       32,929          33,625
                                     -------         -------
                                     $90,075         $86,472
                                     =======         =======

NOTE 3. Special Charge

In June 2000, the Company began implementation of a program to reduce the number of employees by approximately 7.5 percent (225-240 people) through early retirement incentives, voluntary separation arrangements, and involuntary severance. The workforce reductions primarily affect the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. The Company recorded a special charge that included $1.9 million of provisions for employee termination benefits in the first quarter of 2000. Approximately $0.6 million, or 37 percent of the accrual for the program, had been paid as of July 31, 2000.

The special charge also included provisions for anticipated losses on the sale of facilities amounting to $2.3 million and losses for other impaired assets, principally patents, amounting to $0.2 million. The facilities, with a carrying value of $5.7 million after the provision, are not occupied and the expected disposal dates are uncertain at this time.

<PAGE 7>

The above actions totaled $4.4 million and are included in the line "special charge" in the consolidated statement of earnings.

NOTE 4. Segment Information
                                         Three Months Ended
In thousands                                  July 31,
--------------------------------    -----------------------------
                                        2000            1999
                                    -------------   -------------
Segment revenue:
 Sign Making & Specialty Graphics       $ 68,853         $ 68,334
 Apparel & Flexible Materials             46,887           48,865
 Ophthalmic Lens Processing               22,650           22,277
                                        --------         --------
                                        $138,390         $139,476
                                        ========         ========
Segment profit:
 Sign Making & Specialty Graphics       $  2,855         $  8,866
 Apparel & Flexible Materials               (147)           5,144
 Ophthalmic Lens Processing                  840            1,251
                                        --------         --------
                                        $  3,548         $ 15,261
                                        ========         ========

A reconciliation of total segment profits to consolidated earnings before income taxes is as follows:

                                         Three Months Ended
In thousands                                  July 31,
--------------------------------     ---------------------------
                                         2000           1999
                                      ------------  ------------
Segment profit                            $ 3,548      $ 15,261
Corporate expenses,  net   of
 other income/expense                      (4,457)       (1,144)
                                         --------      --------
Earnings (loss) before interest and
 taxes                                       (909)       14,117
Interest expense                           (3,286)       (2,464)
                                         --------      --------
Earnings (loss) before income taxes      ($ 4,195)     $ 11,653
                                         ========      ========

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K.

<PAGE 8>

NOTE 5. Comprehensive Income

The Company's total comprehensive income was as follows (in thousands):

                                             Three Months Ended
                                                  July 31,
                                             -------------------
                                              2000      1999
                                             --------  --------
Net income (loss)                           ($2,695)    $7,553
Other comprehensive income (loss):
  Foreign currency translation adjustments      214       (565)
                                             ------     ------
  Total comprehensive income (loss)         ($2,481)    $6,988
                                             ======     ======


NOTE 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                          Three Months Ended
                                               July 31,
                                        ------------------------
                                          2000          1999
                                        ----------    ----------
Numerator:
 Net income (loss)                    ($2,695,000)   $ 7,553,000
                                       ===========   ===========
Denominators:
 Denominator for basic earnings per
 share-
  weighted-average shares
  outstanding                          21,997,623     22,118,027

 Effect of dilutive securities:
  Stock options                                --        333,782
                                      -----------    -----------
  Denominator for diluted earnings
  per share-
   adjusted weighted-average
   shares outstanding                  21,997,623     22,451,809
                                      ===========    ===========
Basic earnings (loss) per share       $     (.12)    $       .34
                                      ===========    ===========
Diluted earnings (loss) per share     $     (.12)    $       .34
                                      ===========    ===========
For the quarter ended July 31, 2000, there were 2,294 shares of common stock equivalents that were not included in the calculation of diluted EPS above because they were antidilutive.

<PAGE 9>

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES




With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at July 31, 2000 and for the three-month periods ended July 31, 2000 and 1999, KPMG
LLP  has  made  a  review  (based on procedures  adopted  by  the
American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 16, 2000 appearing on page 10. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.


<PAGE 10>

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 2000 and 1999 and the consolidated balance sheet as of July 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with generally accepted auditing standards, and expressed our unqualified opinion dated May 24, 2000 on the consolidated financial statements for the year ended April 30, 2000 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 2000 and 1999 or the consolidated balance sheet as of July 31, 2000 for them to be in conformity with generally accepted accounting principles. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP


Hartford, Connecticut
August 16, 2000


<PAGE 11>

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.3 to 1 at July 31, 2000 compared with 2.2 to 1 at April 30, 2000. Net working capital at July 31, 2000 was $131.4 million, a decrease of $8.1 million from the beginning of the current fiscal year and largely attributable to lower accounts receivable balances resulting from concerted efforts to accelerate customer collections.

The Company's cash and investments totaled $18.4 million at July 31, 2000 compared with $23.0 million at the end of the prior fiscal year. Operating activities generated $8.2 million in cash for the three-month period ended July 31, 2000 compared with $2.1 million used by operating activities for the same period last year. Higher inventory balances partially offset cash generated by earnings, the non-cash charges for depreciation and amortization, and the lower accounts receivable balances in this year's first three months. Lower accounts payable and accrued liability balances, due largely to the timing of payments, were also offsets to cash generation in the first quarter.

The principal non-operating use of cash in the three months ended July 31, 2000 was for additions to property, plant, and equipment of $6.6 million. The Company anticipates that capital expenditures for the current fiscal year will be in the range of $18 - $20 million and expects to fund these with cash on hand and cash from operations. Cash was also used for payment of dividends of $1.8 million in the first quarter.

The Company's total long-term debt at July 31, 2000 was $190.9 million, down from the April 30, 2000 balance of $194.9 million. The ratio of total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) increased as of July 31, 2000 and this will cause interest rates on the Company's borrowings under its syndicated bank lines to increase in the future. This is discussed further under "Results of Operations." Net debt (total debt less cash and investments) was $172.5 million at July 31, 2000 versus $171.9 million at April 30, 2000 and the ratio of net debt to total capital increased slightly to
40.5  percent  at July 31, 2000 from 40.1 percent  at  April  30,
2000.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended July 31, 2000 was $138.4 million, which was $1.1 million (0.8 percent) lower than the first quarter of last year. The decrease reflected product sales that were roughly the same as the prior year and service revenue that was lower. Product sales revenue was suppressed approximately $6.6 million in this year's

<PAGE 12>

first quarter by comparatively weaker European currencies. Product sales in each segment were also pressured by relatively weaker demand for equipment in North American markets, and in the Company's Sign Making and Specialty Graphics segment, by a transition of distributors from an incentive-based inventory stocking model to a demand-pull distribution model. Businesses that were acquired in the prior year generated $6.2 million in sales in this year's first quarter and helped offset some of the year-to-year sales shortfall. Service revenue decreased $1.2 million (8.7 percent) from the first quarter of last year. The decrease occurred primarily in the Apparel and Flexible Materials operating segment and resulted from the translation effect on service revenue earned in weaker European currencies and the loss of service business in North America. The decline in North American service is coincident with the continuing migration of the apparel industry to offshore locales.

The consolidated gross profit margin in this year's first three months was 35.3 percent, which was significantly lower than the prior year margin of 42.7 percent. Gross profit margins on both product sales and service revenue were lower. The decrease in product gross profit margins was the result of a shift in mix on both a product and geographic basis and also the impact of lowered European currency values which are compressing margins and impacting price competitiveness. From a business mix perspective, equipment sales slipped to under 40 percent of the Company's total sales and within this category, hardware equipment sales were higher and software sales (with comparatively higher margins) were lower than the prior year. On a geographic basis, the increase in sales in international markets and the softness in the North American equipment market had negative gross margin implications in the quarter. Sales in North America are generally the Company's most profitable and international markets the least profitable as these sales go through the Company's independent distribution and agency network. The continued deterioration of European currency valuations further eroded gross profit margins, reducing them $1.5 million from the prior year and occurring primarily in the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. This margin impact occurred because most of the Company's manufactured products are U.S. dollar cost-based and sold in Europe generally in local currencies.

The decrease in service gross profit margins was caused primarily by a reclassification of expenses in the Apparel and Flexible Materials operating segment. This change affected the allocation of expenses between warranty, installation, and training and the fulfillment of service contract obligations. The decrease in this segment's North American service business noted above also was a factor in the margin decline.

S,G,&A expenses, including goodwill amortization, increased  $0.9 million  (2.5  percent) in the first quarter  compared  with  the

<PAGE 13>

prior year. The increase was caused predominantly by the additional expenses associated with the businesses acquired in the Sign Making and Specialty Graphics operating segment last year. As a percentage of sales, S,G,&A expenses, including goodwill amortization, increased to 27.6 percent in this year's first quarter from 26.7 percent last year.

R&D spending decreased $0.8 million (9.8 percent) in the first quarter compared with last year's first quarter. The decrease was caused by the comparatively higher level of expenses related to new product introductions in last year's first quarter in each of the Company's operating segments. As a percentage of sales, research and development was 5.6 percent in the first quarter compared with 6.2 percent last year. In addition to the higher spending last year, the growth in the revenue base resulting from last year's business acquisitions in the Sign Making and Specialty Graphics operating segment ($6.2 million higher) contributed to the percentage decrease in R&D because the distributor companies purchased do not incur R&D expenses.

In this year's first quarter, the Company recorded a $4.4 million pre-tax charge that consisted of provisions for severance of $1.9 million, provisions for losses on the sale of facilities of $2.3 million, and $0.2 million for other asset impairments. See Note 3 on page 6 of this quarterly report on Form 10-Q for further discussion of this special charge.

Interest expense increased $0.8 million to $3.3 million in the first quarter ended July 31, 2000, the result of higher interest rates and higher debt balances. Most of the Company's borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA over the trailing four quarters. The lower EBITDA realized by the Company in last year's fourth quarter and this year's first quarter has caused this debt to EBITDA relationship to rise, and accordingly the interest margin over LIBOR to rise. In anticipation of this higher debt to EBITDA relationship, the Company was required to renegotiate certain debt covenants in its syndicated bank agreement, the effect of which will also increase the interest margin over LIBOR. Accordingly, management believes that interest expense will trend higher until the full impact of its cost reduction and working capital improvement programs are implemented and the debt to EBITDA relationship improves.

The provision (benefit) rate for income taxes was 35.8 percent for the three months ended July 31, 2000 compared with 35.2 percent in the comparable prior year period and 33.6 percent for the full prior fiscal year. The lower tax rate last year was primarily the result of tax reduction strategies involving the Company's wholly owned foreign subsidiaries.

<PAGE 14>

As a result of the above, net earnings in this year's first quarter were $0.1 million or $.01 diluted earnings per share, before the special charge of $4.4 million ($.13 per diluted share) and a net loss of $2.7 million or $.12 per share was realized after the special charge. Net earnings were $7.6 million or $.34 diluted earnings per share in last year's first quarter.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which, as amended, is currently effective May 1, 2001, for the Company. The timing of adoption and the effect of SFAS 133 on the Company's financial position or results of operations have not yet been determined.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

-    future   earnings  and  other  measurements   of   financial
     performance,
-    future cash flow and uses of cash,
-    the  effect  of  economic downturns or growth in  particular regions,
- the effect of changes in the level of activity in particular industries or markets,
-    the scope or nature of acquisition activity,
-    prospective   product   developments   and   new    business
     opportunities,
-    cost reduction efforts,
-    the outcome of contingencies, and
-    the transition to the use of the euro as a currency.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-

<PAGE 15>

looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal 2000 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Corporation's Business as a Whole."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company from those presented in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 2000, the Company held its annual meeting of shareholders. The holders of 76 percent of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following were the voting results for the meeting:

- The shareholders elected Directors to hold office until the annual meeting to be held in the year 2003 with the following votes:

                                           For        Withheld

     Edward E. Hood, Jr.                 16,216,423      373,508
     William Jerome Vereen               16,225,162      364,769
     Michael J. Cheshire                 16,212,330      377,601

      The  terms  of  office of the other Directors,  Donald  P.
Aiken,  George M. Gentile, David J. Gerber, David  J.     Logan,
Carole F. St. Mark and A. Robert Towbin, continued     after the
meeting.


ITEM 5.  OTHER INFORMATION

On August 31, 2000, the Company issued a press release reporting that its Board of Directors had authorized the Company to pursue strategic alternatives for its Ophthalmic Lens Processing operating segment, including the potential divestiture of the segment. The Company also indicated it had no plans to divest any of its other businesses.

<PAGE 16>

                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (10)* First Amendment to $235,000,000 Credit Agreement Dated as of May 15, 1998 between Gerber Scientific, Inc. and the Banks Listed Herein and Wachovia Bank, N.A.
     (15)* Letter regarding unaudited interim financial information.
     (27)*       Financial data schedule.


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




Date:   September 13, 2000  By:  / s / Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)

<PAGE 18>

                          EXHIBIT INDEX




  Exhibit
   Index                                                     Page
  Number                                                     ----
 --------
   (10)*       First   Amendment  to  $235,000,000   Credit
               Agreement  Dated as of May 15, 1998  between
               Gerber Scientific, Inc. and the Banks Listed
               Herein and Wachovia Bank, N.A.
   (15)* Letter regarding unaudited interim financial information.
   (27)*       Financial data schedule.






*Filed herewith.