Form 10-Q
period 2000-10-31
GERBER SCIENTIFIC INC
filed 2000-12-14
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

   (MARK ONE) QUARTERLY REPORT / X / OR TRANSITION REPORT /  /
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended
October 31, 2000                       Commission File No. 1-5865



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


                     Yes  / X / .   No /    /.

At October 31, 2000, 22,013,067 shares of common stock of the Registrant were outstanding.

<PAGE 1>

                     GERBER SCIENTIFIC, INC.
                        AND SUBSIDIARIES
            CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                 Quarter Ended October 31, 2000


                                                             PAGE



Part I - Financial Information

  Item 1. Consolidated Financial Statements:

           Statements of Earnings for the three months
           ended October 31, 2000 and 1999                   2

           Statements of Earnings for the six months
           ended October 31, 2000 and 1999                   3

           Balance Sheets at October 31, 2000 and
           April 30, 2000                                  4-5

           Statements of Cash Flows for the six months
           ended October 31, 2000 and 1999                   6

           Notes to Financial Statements                     7

           Independent Accountants' Report                  12

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    13

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                 18


Part II - Other Information

  Item 5. Other Information                                 19

  Item 6.  Exhibits and Reports on Form 8-K                 20


Signature                                                   21

Exhibit Index                                               22

<PAGE 2>

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------
                                          Three Months Ended
In thousands (except per share amounts)       October 31,
--------------------------------------- ----------------------
                                           2000        1999
                                        ---------    ---------
Revenue:

  Product sales                         $130,463     $139,598
  Service                                 12,391       13,255
                                        --------     --------
                                         142,854      152,853
                                        --------     --------

Costs and Expenses:

  Cost of product sales                   82,589       82,412
  Cost of service                          7,940        7,188
  Selling, general and administrative     35,846       38,442
  Research and development expenses        7,515        8,304
  Goodwill amortization                    2,235        2,114
                                        --------     --------
                                         136,125      138,460
                                        --------     --------

Operating income                           6,729       14,393

Other income (expense)                      (434)         744
Interest expense                          (3,350)      (2,407)
                                        --------     --------

Earnings before income taxes               2,945       12,730

Provision for income taxes                 1,100        4,400
                                        --------     --------
Net earnings                            $  1,845     $  8,330
                                        ========     ========
Per share of common stock:
  Basic                                 $    .08     $    .38
  Diluted                               $    .08     $    .37

  Dividends                             $    .08     $    .08

Average shares outstanding:
  Basic                                   22,009       22,175
  Diluted                                 22,009       22,474

                     See Accompanying Notes

<PAGE 3>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------
                                            Six Months Ended
In thousands (except per share amounts)       October 31,
--------------------------------------- ----------------------
                                           2000        1999
                                        ---------    ---------
Revenue:

  Product sales                         $256,421     $265,454
  Service                                 24,823       26,875
                                        --------     --------
                                         281,244      292,329
                                        --------     --------

Costs and Expenses:

  Cost of product sales                  163,692      155,033
  Cost of service                         16,338       14,493
  Selling, general and administrative     71,769       73,534
  Research and development expenses       15,270       16,902
  Goodwill amortization                    4,476        4,250
  Special charge                           4,419           --
                                        --------     --------
                                         275,964      264,212
                                        --------     --------

Operating income                           5,280       28,117

Other income                                 106        1,137
Interest expense                          (6,636)      (4,871)
                                        --------     --------

Earnings (loss) before income taxes       (1,250)      24,383

Provision (benefit) for income taxes        (400)       8,500
                                        --------     --------
Net earnings (loss)                     $   (850)    $ 15,883
                                        ========     ========
Per share of common stock:
  Basic                                 $   (.04)    $    .72
  Diluted                               $   (.04)    $    .71

  Dividends                             $    .16     $    .16

Average shares outstanding:
  Basic                                   22,003       22,147
  Diluted                                 22,003       22,463

                     See Accompanying Notes

<PAGE 4-5>

             GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------
                                         October 31,  April 30,
In thousands                               2000         2000
--------------------------------------   ----------  ----------
Assets
Current Assets:
 Cash and short-term cash investments     $ 18,073     $ 22,954
 Accounts receivable                       102,907      121,494
 Inventories                                85,940       86,472
 Prepaid expenses                           20,459       21,042
 Net assets held for sale                   30,305           --
                                          --------     --------
                                           257,684      251,962
                                          --------     --------
Property, Plant and Equipment              118,321      165,341
 Less accumulated depreciation              52,459       66,121
                                          --------     --------
                                            65,862       99,220
                                          --------     --------
Intangible Assets                          245,270      245,797
 Less accumulated amortization              32,160       27,419
                                          --------     --------
                                           213,110      218,378
                                          --------     --------
Other Assets                                 4,219        3,276
                                          --------     --------
                                          $540,875     $572,836
                                          ========     ========
Liabilities and Shareholders' Equity

Current Liabilities:
 Notes payable                            $     --    $      --
 Accounts payable                           48,268       58,043
 Accrued compensation and benefits          12,836       16,646
 Other accrued liabilities                  26,679       26,689
 Deferred revenue                            8,525        8,436
 Advances on sales contracts                 2,093        2,610
                                          --------     --------
                                            98,401      112,424
                                          --------     --------
Noncurrent Liabilities:
 Deferred income taxes                       8,325        8,608
 Long-term debt                            183,475      194,892
                                          --------     --------
                                           191,800      203,500
                                          --------     --------

Contingencies and Commitments

Shareholders' Equity:
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued                                 --           --
 Common stock, $1.00 par value;
  authorized 65,000,000 shares; issued
  22,805,185 and 22,779,651 shares          22,805       22,780
 Paid-in capital                            43,786       43,615
 Retained earnings                         206,382      210,749
 Treasury stock, at cost (792,118
  and 797,444 shares, respectively)        (16,288)     (16,397)
 Unamortized value of restricted stock
  grants                                      (524)        (557)
 Accumulated other comprehensive income
  (loss)                                    (5,487)      (3,278)
                                          --------     --------
                                           250,674      256,912
                                          --------     --------
                                          $540,875     $572,836
                                          ========     ========

                     See Accompanying Notes

<PAGE 6>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------

                                                  Six Months Ended
In thousands                                         October 31,
--------------------------------------------    ---------------------

                                                  2000         1999
                                               ----------   ---------
Cash Provided by (Used for):
Operating Activities:
  Net earnings (loss)                           $   (850)   $ 15,883
  Adjustments to reconcile net earnings(loss)
   to cash provided by operating activities:
     Depreciation and amortization                13,993      12,359
     Special charge                                4,419          --
     Deferred income taxes                          (283)        722
     Other non-cash items                            265         155
     Changes in operating accounts, net of
      effects of business acquisitions:
      Receivables                                 18,587     (15,024)
      Inventories                                    532     (15,691)
      Prepaid expenses                               583       3,079
      Accounts payable and accrued expenses      (15,266)      2,580
                                                --------    --------
Provided by Operating Activities                  21,980       4,063
                                                --------    --------
Investing Activities:
  Additions to property, plant and equipment      (8,872)    (13,251)
  Business acquisitions                               --      (7,452)
  Intangible and other assets                       (752)       (340)
  Other, net                                      (2,209)       (391)
                                                --------    --------
(Used for) Investing Activities                  (11,833)    (21,434)
                                                --------    --------
Financing Activities:
  Additions of long-term debt                     23,000      30,274
  Repayments of long-term debt                   (34,417)    (16,229)
  Net short-term financing                            --      (1,249)
  Debt issue costs                                  (167)         --
  Proceeds from issuance of stock                     73       1,809
  Dividends on common stock                       (3,517)     (3,539)
                                                --------    --------
Provided by (Used for) Financing Activities      (15,028)     11,066
                                                --------    --------

(Decrease) in Cash and Short-Term
  Cash Investments                                (4,881)     (6,305)

Cash and Short-Term Cash Investments,
  Beginning of Period                             22,954      26,523
                                                --------    --------

Cash and Short-Term Cash Investments,           $ 18,073    $ 20,218
  End of Period                                 ========    ========
                     See Accompanying Notes

<PAGE 7>

            GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
     NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended April 30, 2000.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

                                October 31, 2000  April 30, 2000
                                ----------------  --------------
Raw materials & purchased parts     $55,746            $52,847
Work in process                      30,194             33,625
                                    -------            -------
                                    $85,940            $86,472
                                    =======            =======

NOTE 3. Special Charge and Net Assets Held for Sale

In June 2000, the Company began implementation of a program to reduce the number of employees by approximately 7.5 percent (225-240 people) through early retirement incentives, voluntary separation arrangements, and involuntary severance. The workforce reductions primarily affected the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. The Company recorded a special charge in the first quarter of 2000 that included $1.9 million of provisions for employee termination benefits (110 employees affected). As of October 31, 2000, 71 of these employees have been terminated and approximately $0.8 million, or 40 percent of the accrual for the program, had been paid.

The special charge also included provisions for anticipated losses on the sale of facilities amounting to $2.3 million and losses for other impaired assets, principally patents, amounting to $0.2 million. These facilities had a carrying value of $5.7 million after the provision and are included in the October 31,

<PAGE 8>

2000 balance sheet in the caption "Net assets held for sale" along with certain other facilities that are the subject of sale/leaseback negotiations.

The Company determined the impairment loss on the facilities in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this standard, an impairment is recognized when the future undiscounted cash flows from these assets are estimated to be insufficient to recover their related carrying values. Accordingly, the carrying values of these assets were written down to the Company's estimates of fair value. Actual results from the sale of these facilities could vary from these estimates.

NOTE 4. Segment Information

                         Three Months Ended   Six Months Ended
In thousands                October 31,          October 31,
-----------------------  -----------------   -------------------
                           2000      1999      2000      1999
                         --------  --------   --------  --------
Segment revenue:
 Sign Making &
  Specialty Graphics     $ 70,112  $ 72,993   $138,965  $141,327
 Apparel & Flexible
  Materials                49,615    56,607     96,502   105,472
 Ophthalmic Lens
  Processing               23,127    23,253     45,777    45,530
                         --------  --------   --------  --------
                         $142,854  $152,853   $281,244  $292,329
                         ========  ========   ========  ========
Segment profit:
 Sign Making &
  Specialty Graphics     $  4,404  $  8,782   $  7,259  $ 17,648
 Apparel & Flexible
  Materials                 1,605     6,607      1,458    11,751
 Ophthalmic Lens
  Processing                1,281     1,416      2,121     2,667
                         --------  --------   --------  --------
                         $  7,290  $ 16,805   $ 10,838  $ 32,066
                         ========  ========   ========  ========

A reconciliation of total segment profits to consolidated earnings before income taxes follows:

                         Three Months Ended    Six Months Ended
In thousands                 October 31,         October 31,
------------------------ ------------------    ----------------
                           2000       1999      2000      1999
                          --------  --------   -------   -------
Segment profit             $ 7,290  $ 16,805   $10,838  $ 32,066
Corporate expenses and
  special charge, net of
  other income/expense        (995)   (1,668)   (5,452)   (2,812)
                          --------  --------  --------  --------
Earnings before interest
  and taxes                  6,295    15,137     5,386    29,254
Interest expense            (3,350)   (2,407)   (6,636)   (4,871)
                          --------  --------  --------  --------
Earnings (loss) before
  income taxes             $ 2,945  $ 12,730   $(1,250) $ 24,383
                          ========  ========  ========  ========

<PAGE 9-10>

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K.

NOTE 5. Comprehensive Income

The Company's total comprehensive income was as follows:

                              Three Months     Six Months Ended
In thousands                Ended October 31,     October 31,
--------------------------  -----------------  ----------------
                              2000     1999     2000      1999
                            -------  -------   -------  -------
Net earnings (loss)         $ 1,845  $ 8,330   $  (850) $15,883
Other comprehensive income
 (loss):
  Foreign currency
   translation adjustments   (2,423)  (1,083)   (2,209)  (1,648)
                            -------   -------  -------  -------
  Total comprehensive
   income (loss)            $  (578) $ 7,247   $(3,059) $14,235
                            =======  =======   =======  =======

NOTE 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                           Three Months Ended        Six Months Ended
                               October 31,              October 31,
                         -----------------------  -----------------------
                            2000        1999          2000        1999
                         ----------  ----------   ----------- -----------
Numerator:
 Net income (loss)        $1,845,000 $ 8,330,000   $(850,000) $15,883,000
                          ========== ===========   ========== ===========
Denominators:
 Denominator for basic
  earnings per share--
  weighted-average
  shares outstanding      22,008,787  22,175,402   22,003,089  22,146,571
 Effect of dilutive
  securities:
  Stock options                   --     298,299           --     316,040
                          ---------- -----------   ---------- -----------
  Denominator for
   diluted earnings
   per share-adjusted
   weighted-average
   shares outstanding     22,008,787  22,473,701   22,003,089  22,462,611
                          ========== ===========   ========== ===========
Basic earnings (loss)
 per share               $       .08 $       .38  $     (.04) $       .72
                         =========== ===========  =========== ===========
Diluted earnings (loss)
 per share               $       .08 $       .37  $     (.04) $       .71
                         =========== ===========  =========== ===========


For the quarter ended October 31, 2000, there were no common stock equivalents because the average market price for the Company's stock was lower than the exercise price on all outstanding stock options. For the six months ended October 31, 2000, there were 1,497 shares of common stock equivalents that were not included in the calculation of diluted EPS above because they were antidilutive.


<PAGE 11>

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES


With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at October 31, 2000 and for the three- and six-month periods ended October 31, 2000 and 1999, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 29, 2000 appearing on page 12. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

<PAGE 12>


                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Gerber Scientific, Inc.


We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 2000 and 1999, the consolidated statements of cash flows for the six-month periods ended October 31, 2000 and 1999, and the consolidated balance sheet as of October 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with auditing standards generally accepted in the United States of America, and expressed our unqualified opinion dated May 24, 2000 on the consolidated financial statements for the year ended April 30, 2000 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of applying analytical review procedures to financial data and
making  inquiries  of  persons  responsible  for  financial   and
accounting matters. It is substantially less in scope than an examination in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications   that   should  be  made   to   the   accompanying
consolidated statements of earnings for the three- and six-month periods ended October 31, 2000 and 1999, the consolidated statements of cash flows for the six-month periods ended October
31, 2000 and 1999, or the consolidated balance sheet as of October 31, 2000 for them to be in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP


Hartford, Connecticut
November 29, 2000


<PAGE 13>

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The  Company's ratio of current assets to current liabilities was
2.6 to 1 at October 31, 2000 compared with 2.2 to 1 at April 30, 2000. Net working capital at October 31, 2000 was $159.3 million, compared with $139.5 million at April 30, 2000. The October 31, 2000 amount included $30.3 million of net assets held for sale that were reclassified from net property, plant, and equipment at April 30, 2000. The Company plans to sell two idle facilities and a separate parcel of land, and enter into sale and leaseback transactions for three additional facilities. The Company expects to use the net cash proceeds from asset sales and sale leaseback transactions to reduce long-term debt.

Adjusting for the reclassification of assets held for sale, net working capital at October 31, 2000 decreased by $10.6 million from the beginning of the fiscal year. The decrease was largely attributable to lower accounts receivable balances, which were caused by management's concerted efforts to accelerate customer collections. Lower sales levels in both the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments also reduced accounts receivable balances.

The Company's cash and investments totaled $18.1 million at October 31, 2000 compared with $23.0 million at the end of the prior fiscal year. Operating activities provided $22.0 million in cash for the six-month period ended October 31, 2000 compared with $4.1 million provided by operating activities for the same period last year. Operating cash was generated by the add back of non-cash charges for depreciation and amortization and the non-cash elements of this year's first quarter special charge, and was supplemented by the lower accounts receivable balances. Lower accounts payable and accrued liability balances, due largely to the timing of payments this year, were partial offsets to cash generation in the first six months.

The principal non-operating use of cash in the six months ended October 31, 2000 was for additions to property, plant, and equipment of $8.9 million. The Company anticipates capital expenditures for the current fiscal year to be in the range of $15.0 - $16.0 million and expects to fund these with cash on hand and cash from operations. Cash was also used for payment of dividends of $3.5 million in this year's first six months.

The Company's total long-term debt at October 31, 2000 was $183.5 million, down from the April 30, 2000 balance of $194.9 million. The ratio of total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) has increased in the current fiscal year and this has caused interest rates on the Company's borrowings under its syndicated bank line to increase.

<PAGE 14>

Net debt (total debt less cash and investments) was $165.4 million at October 31, 2000 versus $171.9 million at April 30, 2000 and the ratio of net debt to total capital decreased slightly to 39.8 percent at October 31, 2000 from 40.1 percent at April 30, 2000.

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended October 31, 2000 decreased $10.0 million (6.5 percent) and for the six-month period ended October 31, 2000 decreased $11.1 million (3.8 percent) from the prior year comparable periods. The decreases reflected both lower product sales and service revenue. Weaker foreign currency translation rates, especially in Europe, suppressed product sales revenue approximately $10.9 million and $17.6 million in the three- and six-month periods ended October 31, 2000, respectively. Holding exchange rates constant, product sales were higher in this year's second quarter and first six months in the Sign Making and Specialty Graphics operating segment and in the Ophthalmic Lens Processing operating segment, but lower for both periods in the Apparel and Flexible Materials operating segment. Weaker demand for equipment in North American markets pressured product sales in each of the Company's operating segments. Foreign currency effects on competitive pricing in European markets further reduced product sales in the Apparel and Flexible Materials operating segment. Businesses that were acquired in the prior year generated $4.2 million and $10.4 million of incremental sales in the Sign Making and Specialty Graphics operating segment in the second quarter and first six months of the current year.

Service revenue decreased $0.9 million (6.5 percent) and $2.1 million (7.6 percent) in the three- and six-month periods ended October 31, 2000, respectively, from the prior year comparable periods. The decreases occurred primarily in the Apparel and Flexible materials operating segment and resulted from the translation effect on service revenue earned in weaker European currencies and some loss of service business in North America. The decline in North American service is coincident with the continuing migration of the apparel industry to offshore locales.

The consolidated gross profit margins in this year's three- and six-month periods ended October 31, 2000 were 36.6 percent and
36.0 percent, respectively, which were significantly lower than the prior year margins of 41.4 and 42.0 percent. Gross profit margins on both product sales and service revenue were lower in the current year. The decreases were the result of a shift in sales mix on both a product and geographic basis and also the sales impact of lowered European currency values, which compressed margins and impacted price competitiveness. From a business mix perspective, equipment sales (hardware and software) slipped to 41.4 percent and 40.2 percent of the Company's total sales for the three- and six-month periods ended October 31, 2000, compared with 44.3 percent and 42.7 percent of sales in the

<PAGE 15>

prior year comparable periods. Within the equipment category, hardware sales were higher in the current year while sales of computer aided design systems, software, and services (with comparatively higher margins) were lower. On a geographic basis, an increase in sales in international markets and weakness in the North American equipment market had negative gross margin implications in the second quarter and first six months of the current year. Sales in North America are generally more profitable than in international markets where sales go through the Company's independent distribution and agency network. The continued deterioration of foreign currency valuations further eroded gross profits from the prior year in the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. This margin impact resulted from sales of products manufactured with a U.S. dollar cost-base and sold in Europe in weaker local currencies.

The decrease in service gross profit margins in this year's three- and six-month periods ended October 31, 2000 resulted from improved classification of expenses as a result of implementaton of an enterprise resource planning system. The new system distinguishes more clearly between warranty, installation, and training and the fulfillment of service contract obligations. The decrease in this segment's North American service business noted above also was a factor in the margin decline.

Selling, general, and administrative (S,G,&A) expenses decreased $2.6 million (6.8 percent) in this year's second quarter and $1.8 million (2.4 percent) in this year's first six months from the prior year comparable periods. Contributing to these decreases were cost reduction actions taken in this year's first quarter to reduce employment levels, largely affecting the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments. Additional expenses associated with the businesses acquired last year in the Sign Making and Specialty Graphics operating segment were a partial offset. As a percentage of sales, S,G,&A expenses were 25.1 percent in both years' second quarters and were 25.5 percent and 25.2 percent of sales for the six-month periods ended October 31, 2000 and 1999, respectively.

R&D spending decreased $0.8 million (9.5 percent) in this year's second quarter and $1.6 million (9.7 percent) in this year's first six months. There were comparatively higher levels of expenses related to new product introductions in last year's first half in each of the Company's operating segments. As a percentage of sales, research and development was 5.3 percent in the second quarter and 5.4 percent in the first six months compared with 5.4 percent and 5.8 percent, respectively, in the prior year periods.

In this year's first quarter, the Company recorded a $4.4 million pre-tax special charge that consisted of provisions for severance of $1.9 million, provisions for losses on the sale of facilities

<PAGE 16>

of  $2.3  million, and $0.2 million for other asset  impairments.
See Note 3 on page 7 of this quarterly report on Form 10-Q for further discussion of this special charge.

Interest expense increased $0.9 million in the second quarter and $1.8 million in the first six months of the current year, principally the result of higher interest rates and also higher debt balances. Substantially all of the Company's borrowings were against a $235 million multi-currency revolving credit facility. The interest rate on these borrowings is based on the London Interbank Offered Rate (LIBOR) for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA over the trailing four quarters. The lower EBITDA realized by the Company in last year's fourth quarter and this year's first half has caused this debt to EBITDA relationship to rise, and accordingly the interest margin over LIBOR to rise. As a result of this higher debt to EBITDA relationship, the Company was required to renegotiate certain debt covenants in its syndicated bank agreement, the effect of which has increased the interest margin over LIBOR. Accordingly, management believes that interest expense will remain at a higher level until the full impact of its cost reduction, working capital improvement, and asset sale programs are implemented and the debt to EBITDA relationship improves.

The benefit rate for income taxes was 32.0 percent for the six-month period ended October 31, 2000. This compared with a tax provision rate of 34.9 percent in the comparable prior year period and a 33.6 percent provision rate for the full prior year. The components of the tax rates in the two years were not substantially different; the comparability of the resulting percentages was affected more by the relatively small size of the pre-tax loss in this year's six-month period.

As a result of the above, net earnings decreased in this year's second quarter to $1.8 million or $.08 diluted earnings per share from $8.3 million or $.37 diluted earnings per share in last year's second quarter. For the first six months, net earnings in this year's first half were $2.0 million or $.09 diluted earnings per share, before the special charge of $2.8 million, net after taxes, or $.13 per diluted share. A net loss of $0.8 million or $.04 per share was realized in this year's first six months after the special charge. Net earnings were $15.9 million or $.71 diluted earnings per share in last year's first half.

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

<PAGE 17>

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal year 2000 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Corporation's Business as a Whole."

<PAGE 18>

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company from those presented in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

<PAGE 19>

                   PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On August 31, 2000, the Company issued a press release reporting that its Board of Directors had authorized the Company to pursue strategic alternatives for its Ophthalmic Lens Processing operating segment, including the potential divestiture of the segment. The Company also indicated it had no plans to divest any of its other businesses.

On  August 31, 2000, the Company also reported the appointment of
F. David Jones as President of the Sign Making and Specialty Graphics operating segment and Senior Vice President of Gerber Scientific, Inc. Jones was previously Group Managing Director of the Company's Spandex PLC unit.

On October 26, 2000, the Company issued a press release reporting the appointment of Marc T. Giles as President of the Apparel and Flexible Materials operating segment and a Senior Vice President of Gerber Scientific, Inc. Giles was previously with FMC Corporation as Division Manager, Food Systems and Handling.

Also announced in the Apparel and Flexible Materials operating segment was the appointment of Bernard J. Demko as Executive Vice President and Chief Operating Officer in a press release dated
September 29, 2000. Demko was previously Vice President and Corporate Controller at Gerber Scientific, Inc.

<PAGE 20>



                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (10.1)*     Employment  Agreement dated as of October  20,
                 2000 between the Company, Gerber Technology, and Marc T. Giles.

     (10.2)*     Letter Agreement dated as of November 6,  2000
                 between the Company, Gerber Technology, and Fredric K. Rosen.

     (15)* Letter regarding unaudited interim financial information.

     (27)*       Financial data schedule.

     (99)*       Supplemental Segment Information


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




Date:   December 14, 2000   By:  / s / Gary K. Bennett
        ------------------       --------------------------------
                                 Gary K. Bennett
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)

<PAGE 22>

                          EXHIBIT INDEX





  Exhibit
   Index                                                     Page
  Number                                                     ----
 --------
  (10.1)*      Employment Agreement dated as of October 20,
               2000 between the Company, Gerber Technology, and Marc T. Giles.

  (10.2)*      Letter  Agreement dated as  of  November  6,
               2000 between the Company, Gerber Technology, and Fredric K. Rosen.

   (15)* Letter regarding unaudited interim financial information.

   (27)*       Financial data schedule.

   (99)*       Supplemental Segment Information






*Filed herewith.