Form 10-Q
period 2001-01-31
GERBER SCIENTIFIC INC
filed 2001-03-16
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2001	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/. No / /.

At January 31, 2001, 22,038,410 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended January 31, 2001

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Statements of Earnings for the three months ended January 31, 2001 and 2000	2

	Statements of Earnings for the nine months ended January 31, 2001 and 2000	3

	Balance Sheets at January 31, 2001 and April 30, 2000	4-5

	Statements of Cash Flows for the nine months ended January 31, 2001 and 2000	6

	Notes to Financial Statements	7

	Independent Accountants' Report	12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	19

Signature		20

Exhibit Index		21

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
	Three Months Ended January 31,
In thousands (except per share amounts)	2001	2000

Revenue:
Product sales	$122,056	$141,997
Service	12,189	13,546

	134,245	155,543

Costs and Expenses:
Cost of product sales	79,639	84,916
Cost of service	7,997	7,080
Selling, general and administrative	36,937	38,534
Research and development expenses	7,256	7,982
Goodwill amortization	2,237	2,103

	134,066	140,615

Operating income	179	14,928

Other income (expense)	289	(21)
Interest expense	(3,408)	(2,733)

Earnings (loss) before income taxes	(2,940)	12,174
Provision for income taxes	700	3,900

Net earnings (loss)	$ (3,640)	$ 8,274
	=======	=======
Per share of common stock:
Basic	$ (.17)	$ .37
Diluted	$ (.17)	$ .37

Dividends	$ .08	$ .08

Average shares outstanding:
Basic	22,025	22,193
Diluted	22,025	22,411

See Accompanying Notes

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine Months Ended January 31,
In thousands (except per share amounts)	2001	2000

Revenue:
Product sales	$378,477	$407,451
Service	37,012	40,421

	415,489	447,872

Costs and Expenses:
Cost of product sales	243,331	239,949
Cost of service	24,335	21,573
Selling, general and administrative	108,706	112,068
Research and development expenses	22,526	24,884
Goodwill amortization	6,713	6,353
Special charge	4,419	---

	410,030	404,827

Operating income	5,459	43,045

Other income	395	1,116
Interest expense	(10,044)	(7,604)

Earnings (loss) before income taxes	(4,190)	36,557
Provision for income taxes	300	12,400

Net earnings (loss)	$ (4,490)	$ 24,157
	=======	=======
Per share of common stock:
Basic	$ (.20)	$ 1.09
Diluted	$ (.20)	$ 1.08

Dividends	$ .24	$ .24

Average shares outstanding:
Basic	22,010	22,167
Diluted	22,010	22,450

See Accompanying Notes

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands	January 31, 2001	April 30, 2000
Assets
Current Assets:
Cash and short-term cash investments	$ 14,327	$ 22,954
Accounts receivable	100,319	121,494
Inventories	89,727	86,472
Prepaid expenses	18,756	21,042
Net assets held for sale	23,270	---

	246,399	251,962

Property, Plant and Equipment	118,590	165,341
Less accumulated depreciation	54,767	66,121

	63,823	99,220

Intangible Assets	246,033	245,797
Less accumulated amortization	34,829	27,419

	211,204	218,378

Other Assets	4,498	3,276

	$525,924	$572,836
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Notes payable	$ ---	$ ---
Accounts payable	48,752	58,043
Accrued compensation and benefits	12,498	16,646
Other accrued liabilities	27,935	26,689
Deferred revenue	9,513	8,436
Advances on sales contracts	2,715	2,610

	101,413	112,424

Noncurrent Liabilities:
Deferred income taxes	8,295	8,608
Long-term debt	167,627	194,892

	175,922	203,500

Contingencies and Commitments

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,827,309 and 22,779,651 shares	22,827	22,780
Paid-in capital	43,853	43,615
Retained earnings	200,984	210,749
Treasury stock, at cost (788,899 and 797,444 shares, respectively)	(16,222)	(16,397)
Unamortized value of restricted stock grants	(552)	(557)
Accumulated other comprehensive income (loss)	(2,301)	(3,278)

	248,589	256,912

	$525,924	$572,836
	=======	=======

See Accompanying Notes

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31,
In thousands	2001	2000
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$(4,490)	$24,157
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	20,827	18,665
Special charge	4,419	---
Deferred income taxes	(313)	(1,730)
Other non-cash items	399	324
Changes in operating accounts, net of effects of business acquisitions:
Receivables	21,175	(7,310)
Inventories	(3,255)	(19,965)
Prepaid expenses	2,231	5,638
Accounts payable and accrued expenses	(15,682)	(5,564)

Provided by Operating Activities	25,311	14,215

Investing Activities:
Additions to property, plant and equipment	(14,245)	(18,091)
Proceeds from sale of assets	13,721	---
Business acquisitions	---	(11,026)
Intangible and other assets	(1,749)	(1,156)
Other, net	977	(1,660)

(Used for) Investing Activities	(1,296)	(31,933)

Financing Activities:
Additions of long-term debt	34,000	40,566
Repayments of long-term debt	(61,265)	(20,133)
Net short-term financing	---	(1,497)
Debt issue costs	(168)	---
Proceeds from issuance of stock	66	1,938
Dividends on common stock	(5,275)	(5,312)

Provided by (Used for) Financing Activities	(32,642)	15,562

(Decrease) in Cash and Short-Term Cash Investments	(8,627)	(2,156)
Cash and Short-Term Cash Investments, Beginning of Period	22,954	26,523

Cash and Short-Term Cash Investments, End of Period	$14,327	$24,367
	======	======

See Accompanying Notes

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

	January 31, 2001	April 30, 2000
Raw materials & purchased parts	$59,172	$52,847
Work in process	30,555	33,625

	$89,727	$86,472
	======	======

NOTE 3. Special Charge and Net Assets Held for Sale

In June 2000, the Company began implementation of a program to reduce the number of employees by approximately 7.5 percent (225-240 people) through early retirement incentives, voluntary separation arrangements, and involuntary severance. The workforce reductions primarily affected the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. The Company recorded a special charge in the first quarter that included $1.9 million of provisions for employee termination benefits (110 employees affected). As of January 31, 2001, 71 of these employees have been terminated and approximately $0.9 million, or 47 percent of the accrual for the program, had been paid.

The special charge also included provisions for anticipated losses on the sale of facilities amounting to $2.3 million and losses for other impaired assets, principally patents, amounting to $0.2 million. These facilities had a carrying value of $5.7 million after the provision. One of these facilities was sold in November 2000 and the provision was reduced by $0.6 million. The remaining facilities have a carrying value of $3.8 million and are included in the January 31, 2001 balance sheet in the caption ''Net assets held for sale" along with certain other facilities which the Company plans to either sell outright or sell and lease back.

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

NOTE 4. Amended Multi-Currency Revolving Credit Facility

In March 2001, the Company amended its multi-currency revolving credit facility with a group of major U.S. and international commercial banks. Under the amended credit facility, the banks' aggregate commitment was reduced from $235 million to $195 million. The interest rate on borrowings under this amended facility is variable and is based on LIBOR plus an applicable margin, which ranges from 1.175 percent to 2.75 percent based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). This credit line also has a facility fee, which under the amendment ranges from .20 percent to .50 percent of the credit line.

Covenants in the amended credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At January 31, 2001, the Company was in compliance with the amended covenants. As long as debt exceeds two times EBITDA, the amended facility will place restrictions on dividends and investments and require the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. The amended credit facility provides that loans be collateralized by liens on the Company's domestic assets and by existing pledges of stock of certain of the Company's foreign subsidiaries.

NOTE 5. Lease Commitments

In the third quarter ended January 31, 2001, the Company sold and leased back the Bristol, UK facility of its Spandex PLC subsidiary. The Company realized gross receipts of $12.6 million on the sale and entered into a 15 year leaseback of the facility with average annual rental payments of approximately $1.2 million. The gain on the sale of the facility of $3.5 million was deferred and will be amortized over the lease term against the rental payments. The lease was accounted for as an operating lease.

NOTE 6. Segment Information
	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2001	2000	2001	2000

Segment revenue:
Sign Making & Specialty Graphics	$ 64,740	$ 75,383	$203,705	$216,710
Apparel & Flexible Materials	47,403	56,302	143,905	161,774
Ophthalmic Lens Processing	22,102	23,858	67,879	69,388

	$134,245	$155,543	$415,489	$447,872
	=======	=======	=======	=======

Segment profit:
Sign Making & Specialty Graphics	$ 1,993	$ 8,815	$ 9,252	$ 26,463
Apparel & Flexible Materials	605	6,203	2,063	17,954
Ophthalmic Lens Processing	1,157	1,786	3,278	4,453

	$ 3,755	$ 16,804	$ 14,593	$ 48,870
	=======	=======	=======	=======

A reconciliation of total segment profits to consolidated earnings before income taxes is as follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2001	2000	2001	2000

Segment profit	$ 3,755	$16,804	$14,593	$48,870
Corporate expenses and special charge, net of other income/expense	(3,287)	(1,897)	(8,739)	(4,709)

Earnings before interest and taxes	468	14,907	5,854	44,161
Interest expense	(3,408)	(2,733)	(10,044)	(7,604)

Earnings (loss) before income taxes	$(2,940)	$12,174	$(4,190)	$36,557
	======	======	======	======
There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K.

NOTE 7. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2001	2000	2001	2000
Net earnings (loss)	$(3,640)	$8,274	$(4,490)	$24,157
Other comprehensive income (loss):
Foreign currency translation adjustments	3,186	(12)	977	(1,660)

Total comprehensive income (loss)	$ (454)	$8,262	$(3,513)	$22,497
	======	======	======	======

NOTE 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
Numerator:
Net earnings (loss)	$(3,640,000)	$ 8,274,000	$(4,490,000)	$24,157,000
	=========	=========	=========	=========
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,024,836	22,193,140	22,010,354	22,166,749
Effect of dilutive securities:
Stock options	---	218,037	---	283,373

Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,024,836	22,411,177	22,010,354	22,450,122
	=========	=========	=========	=========
Basic earnings (loss) per share	$ (.17)	$ .37	$ (.20)	$ 1.09
	=========	=========	=========	=========
Diluted earnings (loss) per share	$ (.17)	$ .37	$ (.20)	$ 1.08
	=========	=========	=========	=========

For the three and nine months ended January 31, 2001, common stock equivalents were not included in the calculation of diluted loss per share above because they were antidilutive.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 2001 and for the three- and nine-month periods ended January 31, 2001 and 2000, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated March 14, 2001 appearing on page 12. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.

We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and nine-month periods ended January 31, 2001 and 2000, the consolidated statements of cash flows for the nine-month periods ended January 31, 2001 and 2000, and the consolidated balance sheet as of January 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with auditing standards generally accepted in the United States of America, and expressed our unqualified opinion dated May 24, 2000 on the consolidated financial statements for the year ended April 30, 2000 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and nine-month periods ended January 31, 2001 and 2000, the consolidated statements of cash flows for the nine-month periods ended January 31, 2001 and 2000, or the consolidated balance sheet as of January 31, 2001 for them to be in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
March 14, 2001

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's ratio of current assets to current liabilities was 2.4 to 1 at January 31, 2001 compared with 2.2 to 1 at April 30, 2000. Net working capital at January 31, 2001 was $145.0 million, compared with $139.5 million at April 30, 2000. The January 31, 2001 amount included $23.3 million of net assets held for sale that were included in net property, plant, and equipment at April 30, 2000. The Company plans to sell an idle facility and a separate parcel of land, and enter into sale and leaseback transactions for four additional facilities. The Company will use the net cash proceeds from asset sales and sale leaseback transactions to reduce long-term debt. In the third quarter ended January 31, 2001, the Company sold an idle facility and consummated a sale and leaseback transaction for the Bristol, UK facility of its Spandex PLC subsidiary. These transactions generated $13.7 million in cash, which was used to reduce the Company's long-term debt. The Company also continues to explore alternatives for its Ophthalmic Lens Processing segment, Gerber Coburn Optical, and expects to announce a strategic direction for this business by April 30, 2001.

Adjusting for the reclassification of net assets held for sale, net working capital at January 31, 2001 decreased by $17.8 million from the beginning of the fiscal year. The decrease was largely attributable to lower accounts receivable balances, which resulted partly from concerted efforts to accelerate customer collections. Lower sales levels in each of the Company's operating segments also reduced accounts receivable balances.

The Company's cash and investments totaled $14.3 million at January 31, 2001 compared with $23.0 million at the end of the prior fiscal year. Operating activities provided $25.3 million in cash for the nine-month period ended January 31, 2001 compared with $14.2 million provided by operating activities for the same period last year. Operating cash was generated by the add back to this year's net loss of non-cash charges for depreciation and amortization, the non-cash elements of this year's first quarter special charge, and the lower accounts receivable balances noted above. Lower accounts payable and accrued liability balances, due largely to the timing of payments this year, were partial offsets to cash generation in the first nine months.

In this year's third quarter, the asset sales noted above generated $13.7 million of non-operating cash. The principal non-operating use of cash in the nine months ended January 31, 2001 was for additions to property, plant, and equipment of $14.2 million. The Company anticipates capital expenditures for the current fiscal year will be in the range of $17 to $18 million and expects to fund these with cash on hand and cash from operations. Cash was also used for payment of dividends of $5.3 million in this year's first nine months. The Company issued a press release on February 23, 2001 reporting that its Board of Directors voted to suspend the Company's $.08 quarterly dividend subsequent to the February 2001 payment. This action is consistent with the terms of the Company's amended bank credit facility discussed below and will support the Company's debt reduction goals.

The Company's total long-term debt at January 31, 2001 was $167.6 million, down from the April 30, 2000 balance of $194.9 million. Net debt (total debt less cash and short-term cash investments) was $153.3 million at January 31, 2001 compared with $171.9 million at April 30, 2000 and the ratio of net debt to total capital decreased to 38.1 percent at January 31, 2001 from 40.1 percent at April 30, 2000. However, the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) increased as of January 31, 2001 and this increase necessitated amendments to the Company's bank credit facility to permit the current higher leverage ratio. Among other things, these amendments lowered the aggregate credit facility from $235 million to $195 million, placed restrictions on future dividends and investments, and required that the net cash proceeds from future asset sales be used to reduce debt and the banks' aggregate commitments under the facility. Loans under the amended facility are collateralized by liens on the Company's domestic assets and by existing pledges of stock of certain of the Company's foreign subsidiaries. The amendment also increased the commitment fee and the interest rate premium over LIBOR (the London Interbank Offered Rate) that the Company must pay for borrowings under this facility. This higher premium will more than offset recent declines in LIBOR for U.S. dollar borrowings resulting from U. S. monetary policy changes. This will cause interest rates on the Company's borrowings under its syndicated bank lines to increase in the future. This is discussed further under "Results of Operations".

RESULTS OF OPERATIONS

Combined sales and service revenue for the three-month period ended January 31, 2001 decreased $21.3 million (13.7 percent) from the prior year comparable period and decreased $32.4 million (7.2 percent) for the nine-month period ended January 31, 2001. The decreases occurred in each of the Company's operating segments and reflected both lower product sales and service revenue.

The lower product sales were caused predominantly by weakness in North American markets and by lower foreign currency exchange rates, which together impacted sales of the Company's equipment and aftermarket supplies and affected its service revenue. The softness in North America was due to a deterioration in economic conditions which impacted the demand for capital equipment. Aftermarket sales also fell, principally in North American markets, but the economic softening had a more profound impact on equipment sales, resulting in significant product sales shortfalls from the prior year periods. Weaker foreign currency translation rates, especially in Europe, suppressed revenue by $8.7 million and $26.3 million in the three- and nine-month periods ended January 31, 2001 versus the comparable prior year periods. Foreign currency effects on competitive pricing in European markets also pressured sales (and profitability), primarily in the Apparel and Flexible Materials operating segment.

Also affecting product sales comparability was the introduction last year of a new digital imaging system (MAXXTM) in the Sign Making and Specialty Graphics segment. MAXX was subsequently placed on technical hold and is expected to be re-introduced early in the next fiscal year. Businesses acquired in the prior year generated $0.4 million and $10.8 million of incremental sales in the third quarter and first nine months of the current year in the Sign Making and Specialty Graphics operating segment, and were partial offsets to the sales decreases noted above.

Service revenue decreased $1.4 million (10.0 percent) and $3.4 million (8.4 percent) in the three- and nine-month periods ended January 31, 2001, respectively, from the prior year comparable periods. The decreases occurred primarily in the Apparel and Flexible Materials operating segment, and resulted from the translation effect on service revenue earned in weaker European currencies and some loss of service business in North America. The decline in North American service is coincident with the continuing migration of the apparel industry to offshore locales.

The consolidated gross profit margins in this year's three- and nine-month periods ended January 31, 2001 were 34.7 percent and 35.6 percent, respectively, which were significantly lower than the prior year margins of 40.9 percent and 41.6 percent. Gross profit margins on both product sales and service revenue were lower in the current year. The decreases were the result of the lower product sales, a shift in sales mix on both a product and geographic basis, and the gross margin impact of lower European currency values, which pressured sales and impacted price competitiveness. From a relative business mix perspective, equipment sales (hardware and software) slipped and aftermarket sales (consumables and spare parts) rose in the current year periods. This relative shift had an adverse impact on gross margins. On a geographic basis, an increase in sales in international markets and weakness in the North American market also had negative gross margin implications in the current year. Sales in North America have generally been more profitable for the Company than in international markets, where many sales go through independent distribution and agency networks. The continued deterioration of foreign currency valuations further eroded gross margins from the prior year, particularly in the Apparel and Flexible Materials operating segment. This margin impact resulted from sales of products manufactured with a U.S. dollar cost-base and sold in Europe in weaker foreign currencies and against European-based competition.

The decrease in service gross profit margins in this year's three- and nine-month periods ended January 31, 2001 resulted from improved classification of expenses as a result of implementation of an enterprise resource planning system. The new system distinguishes more clearly between warranty, installation, and training and the fulfillment of service contract obligations. The decrease in the North American service business noted above was also a factor in the margin decline.

Selling, general, and administrative (S,G,&A) expenses decreased $1.6 million (4.1 percent) in this year's third quarter and $3.4 million (3.0 percent) in this year's first nine months from the prior year comparable periods. Contributing to these decreases were cost reductions taken in the first quarter to reduce employment levels, lower incentive compensation and pension expenses, and weaker foreign currency exchange rates for the translation of foreign subsidiary expenses. Higher expenses associated with the implementation of an enterprise resource planning system and additional expenses associated with the businesses acquired last year were partial offsets. As a percentage of sales, S,G&A expenses were 27.5 percent in this year's third quarter and 26.2 percent in this year's first nine months, compared with 24.8 percent and 25.0 percent in the prior year comparable periods. These increased percentages are primarily the result of significantly lower sales levels this fiscal year.

Research and development (R&D) spending decreased $0.7 million (9.1 percent) in this year's third quarter and $2.4 million (9.5 percent) in this year's first nine months. There were comparatively higher levels of expenses related to new product introductions last year in each of the Company's operating segments. As a percentage of sales, R&D was 5.4 percent in the third quarter and first nine months of this year compared with 5.1 percent and 5.6 percent, respectively, in the prior year periods.

In this year's first quarter, the Company recorded a $4.4 million pre-tax special charge that consisted of provisions for severance of $1.9 million, provisions for anticipated losses on the sale of facilities of $2.3 million, and $0.2 million for other asset impairments. See Note 3 of the Notes to Consolidated Financial Statements of this quarterly report for further discussion of this special charge. The lower sales levels the Company has experienced this fiscal year, and expectations for continued pressure on sales as a result of the current economic slowdown, have caused the Company to plan additional, substantial cost reductions in its worldwide operations. In conjunction with these cost reduction actions, the Company anticipates a fourth-quarter special charge, currently estimated in the range of $20 to $22 million before taxes, to cover the costs associated with severance, plant closings, product line terminations, and other asset impairments. The Company is in the process of finalizing the details of this charge and will appropriately disclose the special charge in its annual report on Form 10-K for the current fiscal year.

Interest expense increased $0.7 million in the third quarter and $2.4 million in the first nine months of the current year, principally the result of higher interest rates and also higher average debt balances. Substantially all of the borrowings were against the Company's bank credit facility. The interest rate on these borrowings is based on LIBOR for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA over the trailing four quarters. The lower EBITDA realized by the Company over the four quarters ended January 31, 2001 has caused this debt to EBITDA relationship to rise and, accordingly, the interest margin over LIBOR to rise. In addition, the Company was required to renegotiate certain debt covenants in the credit facility, the effect of which increased the interest margin over LIBOR.

The provision rates for income taxes for the third quarter and the first nine months of this year were not comparable to the prior year periods. While the components of the tax provision in the two years were substantially the same, the non-deductibility of goodwill amortization resulted in taxable income in the current year despite the reported losses before income taxes.

As a result of the above, the Company reported a net loss in this year's third quarter of $3.6 million or $.17 diluted loss per share, compared with net income of $8.3 million or $.37 diluted earnings per share in last year's third quarter. For the first nine months, the Company reported a net loss this year of $4.5 million or $.20 diluted loss per share after the special charge of $2.8 million, net after taxes, or $.13 per diluted share. A net loss of $1.7 million or $.08 per share was realized in this year's first nine months before the special charge. Net earnings were $24.2 million or $1.08 per diluted share in last year's first nine months.

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

-     the scope, nature, or impact of acquisition or disposition activity,

-     product developments and new business opportunities,

-     cost reduction efforts,

-     the outcome of contingencies, and

-     the effect of foreign currency exchange rates and the transition to the use of the euro as a currency.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(10.1)*	Amended and Restated Credit Agreement between Gerber Scientific, Inc., The Banks Listed Herein, and Wachovia Bank, N.A., as the Agent dated as of March 14, 2001.

(10.2)*	Letter Agreement dated as of November 30, 2000 between the Company and Shawn M. Harrington.

(10.3)*	Agreement and Lease between Spandex PLC and IM Properties Finance Limited for the sale and leaseback of property in Bristol, UK.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information

(b)     Reports on Form 8-K

Two Form 8-K's were filed subsequent to the quarter for which this report is filed. The first 8-K, dated February 23, 2001, contained a press release announcing the Company was lowering its outlook for the fiscal year 2001 third and fourth quarters and was also suspending its dividend. The second 8-K, dated March 1, 2001, contained a press release announcing the Company's financial results for the quarter and nine months ended January 31, 2001.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC
(Registrant)

Date:	March 16, 2001	By:	/ s / Gary K. Bennett
Gary K. Bennett Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index Number		Page

(10.1)*	Amended and Restated Credit Agreement between Gerber Scientific, Inc. The Banks Listed Herein, and Wachovia Bank, N.A., as the Agent dated as of March 14, 2001.

(10.2)*	Letter Agreement dated as of November 30, 2000 between the Company and Shawn M. Harrington.

(10.3)*	Agreement and Lease between Spandex PLC and IM Properties Finance Limited for the sale and leaseback of property in Bristol, UK.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information

*Filed herewith.