Form 10-K405
period 2001-04-30
GERBER SCIENTIFIC INC
filed 2001-07-26
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One) Annual Report / X / or
Transition Report / /
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2001	Commission File No. 1-5865

GERBER SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

83 Gerber Road West South Windsor, CT	06074
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (860) 644-1551
=================================================================================

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

At June 13, 2001, 22,043,632 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $185,550,000. Excluded from this amount is voting stock having an aggregate market value of approximately $25,187,000 (representing 12.0% of the outstanding voting stock), which is owned, directly or in trust, by the family of H. Joseph Gerber, the Company's founder, and by the other members of the Company's Board of Directors, who are deemed affiliates for purposes of this computation .

Securities registered pursuant to Section 12(g) of the Act:     None
=================================================================================

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

  2001 Annual Meeting Proxy Statement (Parts I, III, and IV)

GERBER SCIENTIFIC, INC.

Index to Annual Report
on Form 10-K
Year Ended April 30, 2001
PART I			PAGE

Item	1.	Business	4
Item	2.	Properties	12
Item	3.	Legal Proceedings	13
Item	4.	Submission of Matters to a Vote of Security Holders	13
		Executive Officers of the Registrant	13

PART II

Item	5.	Market for the Registrant's Common Equity and Related Stockholder Matters	14
Item	6.	Selected Financial Data	14
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item	7a.	Quantitative and Qualitative Disclosures About Market Risk	31
Item	8.	Financial Statements and Supplementary Data	32
Item	9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure	62

PART III

Item	10.	Directors and Executive Officers of the Registrant	62
Item	11.	Executive Compensation	64
Item	12.	Security Ownership of Certain Beneficial Owners and Management	64
Item	13.	Certain Relationships and Related Transactions	64

PART IV

Item	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	64
		Signatures	68

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

        As of April 30, 2001, the Company had approximately 2,539 regular, full-time employees.

Acquisitions and Divestiture

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

        In 2000, the Company acquired five distribution businesses included in its Sign Making and Specialty Graphics operating segment. These businesses were located in Australia, New Zealand, and Scandinavia. For further discussion of these acquisitions, see Part II, Item 8, Note 2, "Business Acquisitions" of the "Notes to Consolidated Financial Statements" appearing on page 43 of this Form 10-K.

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

Operating Segments

        The Company conducts its business through three principal operating segments. These operating segments, their principal products and services, and a description of their principal methods of distribution follows. Other relevant information regarding the Company's measurement of segment profit or loss and segment assets, factors used to identify reportable segments, and the financial information required by Item 1 relating to the reportable segments are included in Part II, Item 8, Note 15, "Segment Reporting" of the "Notes to Consolidated Financial Statements" appearing on page 56 of this Form 10-K.

SIGN MAKING AND SPECIALTY GRAPHICS

        Gerber Scientific Products (GSP) and Spandex PLC comprise the Company's Sign Making and Specialty Graphics operating segment.

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

        Revenues generated by the international operations of GSP and Spandex were 72.0 percent and 68.9 percent of total segment revenues in fiscal 2001 and 2000, respectively. These revenues can be impacted by various economic factors, including fluctuations in interest rates and foreign currency exchange rates.

APPAREL AND FLEXIBLE MATERIALS

        Gerber Technology (GT) comprises the Company's Apparel and Flexible Materials operating segment. GT is a world leader in advanced computer-aided design and manufacturing systems for producing industrial, commercial, and retail sewn goods. GT produces computer-aided design, pattern-making, and marker-making systems; computer-controlled material spreading and cutting systems; and several related hardware and software systems. GT also provides maintenance services for a substantial portion of the systems it produces. These integrated hardware and software systems significantly improve the efficiency of information data management, product and pattern design, grading and marker making, fabric spreading and cutting, and material handling processes. They also are used to manufacture products formed by flexible materials, such as luggage, toys, marine products, and composites.

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

        Revenues generated by GT's international operations were 69.1 percent and 61.8 percent of total segment revenues in fiscal 2001 and 2000, respectively. These revenues can be impacted by fluctuations in interest rates and foreign currency exchange rates and by significant competition, particularly in Europe.

OPHTHALMIC LENS PROCESSING

        Gerber Coburn (GC) comprises the Company's Ophthalmic Lens Processing operating segment. The company's equipment, software, systems, and accessories are utilized in all aspects of surfacing and coating prescription eyewear lenses, and in the machining of eyeglass lens blanks to fit patient frames. GC also provides maintenance services for a substantial portion of the systems it produces. As a world leader in ophthalmic lens processing systems, GC develops, manufactures, and distributes a wide range of fully integrated, computer-based laboratory production solutions to ophthalmic professionals around the world.

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

        The markets for GC's products include independent wholesale eyeglass processing laboratories, "super-optical" retail stores with on-site processing facilities, retail chains with central processing laboratories, and independent ophthalmologists, optometrists, and opticians. Market consolidation in both the wholesale and retail market segments have adversely impacted GC's revenues in fiscal 2001 and 2000. GC products are sold through its direct worldwide distribution network.

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

        Revenues generated by GC's international operations were 36.8 percent and 38.9 percent of total segment revenues in fiscal 2001 and 2000, respectively.

        On August 31, 2000, the Company announced its Board of Directors had authorized the Company to pursue strategic alternatives for its Ophthalmic Lens Processing operating segment including the potential divestiture of the business. The Company had retained the investment banking firm of C.E. Unterberg, Towbin to assist in the sale. On May 2, 2001, the Company reported it had completed its previously announced review of strategic alternatives and determined that the Ophthalmic Lens Processing operating segment would remain a segment of the Company. This conclusion was based on an extensive review and discussions with potential strategic and financial parties.

Other Matters Relating to the Company's Business as a Whole

RESEARCH AND DEVELOPMENT

        The Company continues to emphasize technological development with research and development programs designed to create new software and hardware products, improve existing products, and modify products to meet specific customer needs. The Company's research and development expenses for the years ended April 30, 2001, 2000, and 1999 were $29,272,000, $33,022,000, and $31,468,000, respectively, and were charged to income as incurred.

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

CUSTOMERS

        The Company's customers are primarily endusers, except in the Sign Making and Specialty Graphics segment, for which the Company's customers in the U.S. are independent distributors. Spandex, which is included in this segment, sells directly to end users in other geographic markets. No single customer accounted for 10 percent or more of the Company's consolidated revenue in 2001, 2000, or 1999. Customer purchases of capital goods often vary from year to year, and it is normal for the Company's customer base to change accordingly. The Company believes that the loss of any single customer or small group of customers would not have a materially adverse impact on the Company's overall business or segments thereof.

BACKLOG

        The Company's backlog of orders considered firm was approximately $40,500,000 at April 30, 2001, compared with $45,200,000 at April 30, 2000. Substantially all the backlog at April 30, 2001, is scheduled for delivery in 2002. The Company records as backlog firm orders from customers for delivery at specified dates. The Company's backlog at April 30, 2001 and 2000 by operating segment follows (in thousands):

Operating Segment:	4/30/01	4/30/00

Sign Making and Specialty Graphics	$ 1,400	$ 4,500
Apparel and Flexible Materials	35,600	34,900
Ophthalmic Lens Processing	3,500	5,800

Total	$40,500	$45,200
	======	======

COMPETITION

        The Company competes in a variety of markets and with a variety of other companies. In the markets the Company serves, the principal competitive factors are product performance, price, customer support, and company reputation.

        The Company holds a leading market position in the marketplace for computer-controlled sign making and specialty graphics systems. The Company pioneered the development of these technologies. While there has been an increase in the number of companies marketing competing products, the Company believes that none have been able to match the combined product, marketing, selling/distribution channels, and support strength of the Company.

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

        The Company was party to approximately $9,400,000 in forward exchange contracts at April 30, 2001 providing for the delivery by the Company of various foreign currencies in exchange for others over the succeeding months. The counterparties to these contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate nonperformance by the counterparties.

        To hedge the variability in future cash flows attributable to interest rate fluctuations associated with a portion of the U.S. dollar borrowings under its multi-currency revolving credit facility, the Company entered into a four-year interest rate swap contract. The notional amount of this swap contract at April 30, 2001 was $46,000,000, and this will decrease ratably to $32,000,000 over the remainder of the contract's term (January 2003). The market value of this swap contract was approximately $(560,000) at April 30, 2001.

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

        A discussion of the impact on the Company of the introduction of the "euro" as a common currency of the member countries of the European Economic and Monetary Union is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Euro Conversion" on page 28 of this Form 10-K.

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

  future earnings and other measurements of financial performance, future cash flow and uses of cash,
  the effect of economic downturns or growth in particular regions, the effect of changes in the level of activity in particular industries or markets, the scope or nature of acquisition activity,
  prospective product developments and new business opportunities, restructuring costs and savings,
  the outcome of contingencies, and
  the transition to the use of the euro as a currency.

        All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for fiscal 2001 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Company's Business as a Whole." Additional important information as to risk factors is included in the Company's Annual Report on form 10-K for fiscal 2001 in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

ITEM 2. PROPERTIES.

        The Company's principal operations are conducted in the following facilities:

Type of Facility	Location	Square Footage

Manufacturing/office (O) (1,3)	South Windsor, CT	246,000
Manufacturing/office (O) (4)	South Windsor, CT	98,000
Manufacturing/office (O) (2)	Tolland, CT	252,000
Manufacturing/office (O) (1)	Manchester, CT	118,000
Manufacturing/office (O) (3)	Muskogee, OK	157,000
Manufacturing/office (O) (1)	Lancaster, England	55,000
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (L) (2)	Marblehead, MA	32,000
Service/office (O) (2)	Richardson, TX	68,000
Warehouse/sales and service office (L) (1)	Bristol, England	120,000
Warehouses/sales and service offices (O)	Various	80,000
Warehouses/sales and service offices (L)	Various	588,000
-----------------------------------------
(O) Company-owned
(L) Leased

(1) Sign Making & Specialty Graphics
(2) Apparel & Flexible Materials
(3) Ophthalmic Lens Processing
(4) Unoccupied

        The Company plans to either sell outright or sell and lease back several of the above properties, including both properties in South Windsor, CT, the property in Manchester, the property in Richardson, TX, and a parcel of land in Manchester, CT. The proceeds from these transactions will be used to reduce the Company's debt. These properties have a carrying value of $21,369,000 as of April 30, 2001 and are included in the caption "Net assets held for sale" in the Company's balance sheet.

        In the third quarter of fiscal 2001, the Company sold and leased back the Bristol, UK facility of its Spandex PLC subsidiary. The Company realized gross receipts of $12,600,000 on the sale and entered into a 15 year leaseback of the facility with average annual rental payments of approximately $1,200,000. The gain on the sale of the facility of $3,500,000 was deferred and will be amortized over the lease term against the rental payments. The lease was accounted for as an operating lease.

        Management believes that the Company's facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

        The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $3,115,000 in the fiscal year ended April 30, 2001.

        The Company owns certain machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 2001, the aggregate rental under such leases was $2,510,000. The Company fully utilizes such machinery and equipment.

ITEM 3. LEGAL PROCEEDINGS.

        Various lawsuits, claims, and governmental proceedings are pending against the Company. Management of the Company believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        Included in Part III, Item 10, "Directors and Executive Officers of the Registrant," appearing on page 62 of this Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

        The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." Shareholders of record totaled 1,286 at April 30, 2001. The other information required by Item 5 is included in Part II, Item 8, Note 19, "Quarterly Results (Unaudited)" of the "Notes to Consolidated Financial Statements" appearing on page 61 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

	For years ended April 30
In thousands except per share amounts	2001	2000	1999	1998	1997

Sales and service revenue	$552,960	$610,726	$594,618	$430,480	$380,917

Net earnings (loss) before charges [1,5]	(2,521)	25,875	29,580	23,685	16,009

Per common share
Basic	(.11)	1.17	1.31	1.04	.69
Diluted	(.11)	1.16	1.29	1.02	.69

Net earnings (loss) 2-4	(23,631)	25,875	29,580	7,385	16,009

Per common share
Basic	(1.07)	1.17	1.31	.32	.69
Diluted	(1.07)	1.16	1.29	.32	.69

Cash dividends per common share	.32	.32	.32	.32	.32

Total assets	501,193	572,836	542,260	338,767	325,215

Long-term debt	169,914	194,892	173,338	6,953	7,145

Shareholders' equity	$223,743	$256,912	$243,331	$230,914	$248,021

Weighted average common shares outstanding
Basic	22,017	22,140	22,590	22,800	23,250
Diluted	22,017	22,390	23,011	23,331	23,365

        See "Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements" appearing on pages 41 through 62 of the Company's fiscal year 2001 Annual Report to Shareholders for a description of any acquisitions or sales of businesses materially affecting the comparability of the information reflected in the "Selected Financial Data" required by Item 6.

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

5 Fiscal year 2001 excludes restructuring and other special charges of $21,110,000 ($.96 diluted earnings per share) relating to reductions in workforce, provisions for losses on sales of facilities, inventory write-downs, impairments of long-lived assets, and other charges. See further discussion of these charges in Note 14, "Restructuring and Other Special Charges and Net Assets Held for Sale", of the "Notes to Consolidated Financial Statements" appearing on page 54 of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

For years ended April 30, 2001, 2000, and 1999

RESULTS OF OPERATIONS

Changes in the Consolidated Entity

        During fiscal 2000, the Company purchased five distribution businesses included in its Sign Making and Specialty Graphics operating segment. Accordingly, these acquisitions were included in the Company's consolidated balance sheets at April 30, 2001 and 2000, and in the Company's results from operations and cash flows since their respective acquisition dates.

        In May 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex). Accordingly, Spandex was included in the Company's consolidated balance sheets at April 30, 2001 and 2000, and in the Company's results from operations and cash flows for the twelve-month periods ended April 30, 2001, 2000, and 1999.

Revenue - 2001 vs. 2000

        Consolidated revenue in 2001 was $553.0 million, a decrease of $57.8 million or 9.5 percent from $610.7 million in 2000. The decrease in 2001 reflected both lower product sales and service revenue. Each of the Company's operating segments experienced sales declines in 2001, with the most significant decline in the Apparel and Flexible Materials operating segment.

        Weaker foreign currency translation rates, especially in Europe, lowered revenue approximately $32.5 million (5.5 percent) in 2001 and affected each of the Company's operating segments. Holding exchange rates constant, revenue was effectively the same in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing operating segments, but significantly lower in the Apparel and Flexible Materials operating segment. Foreign currency effects on competitive pricing in European markets, which is not measurable, further reduced revenue (and profitability) in that segment.

        Weaker demand for capital equipment in North American markets due to deterioration in economic conditions pressured product sales in each of the Company's operating segments. Sales of aftermarket supplies also fell in North America, but the economic softening had a more profound impact on equipment sales, resulting in the significant product sales shortfall from the prior year. This impact was most notable in the Apparel and Flexible Materials segment.

        Also affecting product sales comparability was the introduction last year of a new digital imaging system (MAXX) in the Sign Making and Specialty Graphics segment. MAXX was subsequently placed on technical hold and is expected to be re-introduced early in fiscal 2002. Businesses acquired in the Sign Making and Specialty Graphics operating segment in fiscal 2000 generated $10.6 million in incremental sales from the prior year, and were partial offsets to the sales decreases noted above. The Company's marketing initiative in the packaging industry launched last year also provided fiscal 2001 sales gains. This business added $2.3 million to the combined sales and service revenue and was included in the Sign Making and Specialty Graphics operating segment.

        Service revenue in 2001 was $48.6 million, a decrease of $5.2 million or 9.6 percent from $53.7 million in 2000. The decrease occurred primarily in the Apparel and Flexible Materials operating segment, and resulted from the translation effect on service revenue earned in weaker European currencies and some loss of service business in North America. The decline in North American service is coincident with the continuing migration of the apparel industry to offshore locales.

        On a geographic basis, fiscal 2001 sales to North American and European customers were $40.0 million and $22.8 million lower than the prior year, respectively. Sales to customers in all other international markets were $5.0 million higher than the prior year. The North American sales decline occurred in the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments and reflected the weakening economic conditions and resulting decreased capital spending. North American sales in the Ophthalmic Lens Processing segment were comparable with the prior year.

        The European sales decline occurred in each of the Company's operating segments, but most notably in the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments. These declines reflected the weakening foreign currency translation rates, which resulted in local currency sales being translated into fewer U.S. dollars. Also, since the Company's manufacturing costs are in U.S. dollars, which have become relatively more expensive than European-based currencies, the Company must increasingly discount sales prices to European customers to remain competitive.

        Sales gains in other international markets provided some offset to North American and European declines. Improving economic conditions earlier in the year, a noticeable migration of the apparel industry to these markets (Apparel and Flexible Materials operating segment), and the full year impact of fiscal 2000 business acquisitions in these markets (Sign Making and Specialty Graphics operating segment) were the causes. However, international markets, particularly in the Apparel and Flexible Materials operating segment, were decidedly slower in the fourth quarter of fiscal 2001 where currencies were under pressure (e.g., Turkey, Brazil, and Australia).

Revenue - 2000 vs. 1999

        Consolidated revenue in 2000 was $610.7 million, an increase of $16.1 million or 2.7 percent from $594.6 million in 1999. The increase in 2000 reflected both higher product sales and service revenue. Each of the Company's operating segments experienced sales growth in 2000, except for the anticipated decline in revenue in the Company's Ophthalmic Lens Processing segment.

        The 2000 increase reflected higher revenue from the distributor business acquisitions in the Sign Making and Specialty Graphics operating segment. These acquisitions, which had annualized sales of approximately $25 million, added incremental revenue of $13.5 million for the periods included in the April 30, 2000 results of operations. The sale of certain distribution operations in this segment in fiscal 1999's second quarter was an offsetting factor ($2.5 million in sales in 1999).

        Adjusting for the acquisitions and divestiture, combined sales and service revenue was slightly higher in 2000 than in 1999, despite significantly weaker European currencies. Lower translation rates depressed year-to-year sales by $17.3 million. The Sign Making and Specialty Graphics operating segment, adjusted for the acquisitions and divestiture and relatively weaker foreign currencies, grew $17.0 million (6.2 percent) over fiscal 1999, largely reflecting the on-going strength of the European economy. After adjusting for the impact of the weaker foreign currencies, sales and service revenue was higher in the Apparel and Flexible Materials operating segment than in fiscal 1999. This was largely the result of a rebound in international markets for this segment's automated cutting equipment products. Sales of products introduced during the year (a new single-ply cutting system and a leather cutting system) added to the sales increase. Overall sales were also bolstered by the Company's new marketing initiative in the packaging industry. This business added $2.3 million to combined sales and service revenue, and was included in the Sign Making and Specialty Graphics operating segment. The anticipated lower shipments of Ophthalmic Lens Processing equipment ($7.0 million) and some disruption in fiscal 2000's first quarter from the implementation of an enterprise resource planning (ERP) system in the Apparel and Flexible Materials operating segment were offsets to the sales gains.

        Service revenue increased $4.7 million (9.6 percent) in 2000 versus 1999. The largest increase came from the Apparel and Flexible Materials operating segment, and was partly the result of incentives used to enhance that segment's service business.

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

Gross Margins - 2001 vs. 2000

        The overall gross profit margin in 2001 was 33.1 percent, which was lower than the prior year margin of 39.6 percent. Gross profit margins on both product sales and service revenue were lower in the current year. The decrease in the product gross profit margin (33.3 percent in 2001 compared with 38.9 percent in 2000) was the result of the lower product sales, a shift in sales mix on both a product and geographic basis, and the gross margin impact of lower European currency values, which pressured sales and impacted price competitiveness. From a relative business mix perspective, the weaker demand for capital equipment has resulted in a proportional shift from higher margin equipment sales (hardware and software) to lower margin aftermarket sales (consumables and spare parts).  Furthermore, within the equipment sales category the Company had lower volume of higher margin computer aided design systems and software. These relative shifts had an adverse impact on gross margins. On a geographic basis, the increase in sales in international markets and weakness in the North American market also had negative gross margin implications. Sales in North America have generally been more profitable for the Company than in international markets, where many sales go through independent distribution and agency networks. The continued deterioration of foreign currency valuations further eroded gross margins from the prior year, particularly in the Apparel and Flexible Materials operating segment. This margin impact resulted from sales of products manufactured with a U.S. dollar cost-base and sold in Europe in weaker foreign currencies and against European-based competition and decreased gross profit margins by approximately $7.2 million. The lower product sales have also hurt the gross profit margin because there is less equipment production to absorb fixed factory overhead costs.

        The decrease in service gross product margins in 2001 resulted from improved classification of expenses as a result of implementation of an enterprise resource planning system. The new system distinguishes more clearly between warranty, installation, and training and the fulfillment of service contract obligations. The decrease in the North American service business noted above was also a factor in the margin decline.

        The overall gross profit margin in 2000 was 39.6 percent, which was lower than the 1999 margin of 41.3 percent. Gross profit margins on product sales were lower, while service margins were higher. The decrease in product gross profit margins (38.9 percent in 2000 compared with 41.4 percent in 1999) occurred primarily in the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. The continued deterioration of European currency valuations was a significant cause of the margin erosion in both of these segments in 2000, reducing gross profit margins by approximately $4.0 million. Also reducing the overall gross profit margin in 2000 were excess costs of $6.2 million on initial production of certain new products in the Company's Sign Making and Specialty Graphics operating segment (see Note 17 of the Notes to Consolidated Financial Statements).

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

Selling, General & Administrative Expenses

        Selling, general and administrative (SG&A) expenses, including goodwill amortization, were $155.3 million (28.1 percent of revenue) in 2001. This compared with $160.3 million (26.3 percent of revenue) in 2000 and $158.9 million (26.7 percent of revenue) in 1999.

        The dollar decrease in 2001 was the result of cost reductions taken to reduce employment levels (see Restructuring and Other Special Charges), lower incentive compensation and pension expenses, lower commissions paid due to the lower sales volume, and weaker foreign currency exchange rates for the translation of foreign subsidiary expenses. Higher expenses associated with the continued implementation of an enterprise resource planning system, incremental expenses associated with the distribution businesses acquired in 2000, and additional warranty provisions provided as part of the special charges taken were partial offsets. The increased S,G,&A percentage of revenues was the result of significantly lower sales levels this fiscal year.

        Dollar increases in 2000 versus 1999 came from higher marketing expenses related to new product introductions and from including the SG&A expenses of the businesses acquired in 2000. Depreciation of capitalized costs associated with the implementation of a new enterprise resource planning (ERP) system also contributed to the increase in SG&A expenses. These increases were partially offset by cost reduction actions taken in 1999 to resize the Ophthalmic Lens Processing operating segment.

        The Spandex and Coburn acquisitions were the principal reasons for the dollar increase in 1999 SG&A over 1998. In addition, the amortization of the Spandex and Coburn acquisition goodwill ($5.6 million and $1.9 million, respectively) contributed to the increase in 1999. The elimination of the SG&A associated with the Imaging and Inspection Systems product class was an offsetting factor.

Research and Development (R&D) Expenses

        R&D expense of $29.3 million in 2001 decreased by $3.7 million compared with 2000 R&D expense of $33.0 million. However, the ratio of R&D to revenue of 5.3 percent was substantially unchanged from 5.4 percent in the prior year. R&D expense by operating segment was $14.0 million for the Apparel and Flexible Materials segment, $10.2 million for the Sign Making and Specialty Graphics segment, and $5.1 million for the Ophthalmic Lens Processing segment. As discussed below, there were comparatively higher levels of expenses related to new product introductions last year in each of the Company's operating segments. Also, new product introductions slowed somewhat in 2001 as the Company concentrated on marketing the new products introduced in 2000.

        R&D expense of $33.0 million in 2000 was $1.6 million higher than in 1999 because of new products introduced in each of the Company's operating segments in 2000. By operating segment, the overall increases included the development of new sign making plotters, wide-format digital imaging systems, software, and a new die tool routing system for packaging industry applications in the Sign Making and Specialty Graphics segment ($1.6 million); new automated cutting systems and plotters in the Apparel and Flexible Materials segment ($2.0 million); and lens surface generation and finishing systems in the Ophthalmic Lens Processing segment. Cost reductions implemented in this segment as a result of industry softness offset R&D spending for new product development and resulted in a $1.0 million overall decrease. The ratio of R&D to revenue of 5.4 percent in 2000 was roughly the same as 1999's ratio of 5.3 percent.

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

Restructuring and Other Special Charges

        In fiscal 2001, the Company implemented plans to reduce worldwide employment by 418 employees, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. These plans were the result of extremely difficult U.S. economic conditions, the continued weak Euro, and problems experienced in the rollout of new products. As a result of these plans, the Company recorded pre-tax charges of $4.4 million and $26.9 million in the first and fourth quarters of fiscal 2001, respectively. Of the aggregate pre-tax charge of $31.3 million, $1.1 million was included in revenue (as a write-off of receivables); $10.8 million in the cost of sales; $1.9 million in selling, general, and administrative expenses; and $17.5 million as a separate line in the consolidated statements of earnings. The aggregate $31.3 million is comprised of $8.5 million in employee separation costs, $0.7 million in exit costs, $10.8 million in inventory write-downs, $7.9 million in asset impairments, and $3.4 million in other related costs. For further information concerning these charges, see Note 14 of the Notes to Consolidated Financial Statements.

Interest Expense

        Interest expense in 2001 amounted to $13.3 million and was $2.6 million higher than interest expense in 2000 of $10.6 million. The increase in interest expense was the result of higher average interest rates and, to a lesser extent, higher average debt balances. Substantially all of the borrowings were against the Company's multi-currency revolving credit facility. The interest rate on these borrowings is based on LIBOR for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA over the trailing four quarters. The lower EBITDA realized by the Company over the last five quarters has caused the debt to EBITDA relationship to rise and, accordingly, the interest margin over LIBOR to rise. In addition, the Company was required to renegotiate certain debt covenants in the credit facility, the effect of which increased the interest margin over LIBOR.

        In addition to the credit facility, the Company's debt obligations included Industrial Revenue Bonds with short-term variable tax-exempt interest rates in each of the years 2001, 2000, and 1999.

Taxes

        For information concerning the provision (benefit) for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements.

Net Earnings (Loss)

        As a result of the above, the Company reported a net loss of $23.6 million, or $1.07 diluted earnings per share, for 2001. This included restructuring and other special charges of $21.1 million net of taxes, or $0.96 diluted earnings per share. If these charges were excluded, the net loss in 2001 would have been $2.5 million, or $0.11 diluted earnings per share. In 2000, net earnings were $25.9 million, or $1.16 diluted earnings per share. In 1999, net earnings were $29.6 million, or $1.29 diluted earnings per share.

Reporting

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and, as amended, became effective May 1, 2001 for the Company. The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

FINANCIAL CONDITION

Liquidity

        The Company's short-term liquidity at April 30, 2001 was adequate for the Company's requirements. Cash and short-term cash investments totaled $20.9 million at April 30, 2001 compared with $23.0 million at April 30, 2000. Net working capital was $121.3 million at April 30, 2001 compared with $139.5 million at April 30, 2000. The working capital ratio at April 30, 2001 was 2.1 to 1 compared with 2.2 to 1 at April 30, 2000.

        The $18.2 million working capital decrease was the result of increased efforts to convert working capital, principally receivables and inventory, into cash and reduce the Company's long-term debt. The inventory decreased because of concerted management efforts, the lower sales volume, and the fourth quarter special charge. Accounts receivable decreased because of the lower sales volume and strong cash collections in this year's fourth quarter. These trends are expected to continue as further reductions in working capital, particularly inventory, are planned. The impact of the lower receivables and inventory balances was partially offset by certain properties designated as held for sale in 2001. As market conditions warrant, the Company intends to either sell outright or sell and lease back these properties to reduce the Company's long-term debt.

        The further reductions in working capital, contemplated property sales, other asset sales, and suspension of the Company's dividend are intended to enable the Company to maintain flexibility in financing interim needs. Current financial resources (working capital and the Company's credit facility) and anticipated cash from operations are expected to be adequate to meet cash requirements next year.

Cash Flows

        Cash provided by operations is a principal source of funds to finance working capital needs, capital expenditures, and debt reduction. Operating activities provided $36.7 million in cash in 2001. Cash in 2001 was generated despite a net loss for the year by the working capital decreases and the non-cash charges for depreciation and amortization.

        The principal non-operating uses of cash in 2001 were for net repayments of long-term debt of $25.0 million, additions to property, plant and equipment of $14.8 million, and dividends of $7.0 million. The Company anticipates that capital expenditures for fiscal 2002 will be in the range of $12-$13 million, with no major capital projects planned. Funding for these capital expenditures is expected to come from cash on hand and cash from operations. In February 2001, the Company's Board of Directors voted to suspend the Company's $.08 quarterly dividend subsequent to the February 2001 payment. This action is consistent with the terms of the Company's amended bank credit facility discussed below and will support the Company's debt reduction goals.

        The principal non-operating source of cash was proceeds of $13.7 million from the outright sale of an idle facility in Connecticut and a sale-leaseback transaction for the Bristol, UK facility of its Spandex PLC subsidiary. These proceeds were used to reduce the Company's long-term debt, as would be the case for future proceeds that are intended to be generated with asset sales.

        The Company's total long-term debt at April 30, 2001 was $169.9 million, which was $25.0 million lower than the April 30, 2000 balance of $194.9 million. Net debt (total debt less cash and investments) was $149.0 million at April 30, 2001 versus $171.9 million at April 30, 2000, as cash generated from the lower working capital and the proceeds from the buildings noted above were used to reduce debt. The ratio of net debt to total capital decreased to 40.0 percent at April 30, 2001 from 40.1 percent at April 30, 2000.

        Operating activities provided $27.1 million in cash in 2000. Cash in 2000 was generated by earnings and the non-cash charges for depreciation and amortization. Higher accounts receivable and inventory balances were a significant offset and were caused by record fourth quarter sales, the delayed introduction of certain new products in the Sign Making and Specialty Graphics segment, and business acquisitions in that segment. Cash generated from operations was also reduced by lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments.

        The principal non-operating uses of cash in 2000 were for the additions to property, plant, and equipment of $22.3 million, and the business acquisitions in the Sign Making and Specialty Graphics operating segment of $14.7 million. Another significant non-operating use of cash was for the Company's common stock repurchase program. In November 1998, the Board of Directors authorized a stock repurchase program for up to 3,000,000 shares, or approximately 13 percent, of the Company's then-issued and outstanding common stock. In the year ended April 30, 2000, the Company repurchased 286,600 shares under the new authorization. The cost of these shares was $4.7 million. At April 30, 2001, 1,976,200 shares remained available for repurchase under the authorization. Other non-operating uses of cash in 2000 included payment of dividends of $7.1 million.

        The Company's total long-term debt at April 30, 2000 was $194.9 million, which was higher than the April 30, 1999 balance of $173.5 million. Net debt was $171.9 million at April 30, 2000 versus $147.0 million at April 30, 1999, as cash was required in 2000 for acquisition funding, additions to property, plant, and equipment, and to finance the growth in working capital. As a result, the ratio of net debt to total capital increased to 40.1 percent at April 30, 2000 from 37.7 percent at April 30, 1999.

        Operating activities provided $65.3 million in cash in 1999. Cash in 1999 was generated by earnings and the non-cash charges for depreciation and amortization and lower inventory balances. Cash generated from operations was slightly offset by lower accounts payable and accrued liabilities balances due largely to the timing of vendor payments.

        The principal non-operating use of cash in 1999 was for the purchase of Spandex for $187.6 million, which included the repayment of its outstanding debt. The financing for the acquisition was provided primarily by the Company's multi-currency revolving credit facility. Another significant non-operating use of cash in 1999 was for the repurchase of the Company's common stock. In the year ended April 30, 1999, the Company repurchased 868,400 shares at a cost of $16.8 million. Other non-operating uses of cash in 1999 were additions to property, plant, and equipment of $22.6 million and payment of dividends of $7.2 million.

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

Debt

        In May 1998, the Company obtained a five-year $235 million multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on LIBOR (London Interbank Offered Rate) plus an applicable margin, based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

        In March 2001, the Company amended this credit facility under which the banks' aggregate commitment was reduced from $235 million to $195 million. Borrowings under this facility were $163.9 million at April 30, 2001 and $188.9 million at April 30, 2000 and weighted average interest rates on those borrowings were 6.9 percent and 6.2 percent as of those dates, respectively. The interest rate on borrowings under this amended facility is variable and is based on LIBOR plus an applicable margin, which ranges from 1.175 percent to 2.75 percent based on the Company's consolidated total debt to EBITDA. The credit line also has a facility fee, which under the amendment ranges from .20 percent to .50 percent of the credit line. The Company plans to use this credit facility to finance interim needs in the coming year. However, the Company does not plan to increase average borrowings over 2001 levels.

        Covenants in the credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At April 30, 2001, the Company was in compliance with the amended covenants. As long as debt exceeds two times EBITDA, the amended facility will place restrictions on dividends and investments and require the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. Borrowings under the amended credit facility are secured by domestic accounts receivable and inventories and by the capital stock of certain of the Company's foreign subsidiaries.

        Should the Company not be in compliance with the covenants in the credit facility, the Company would have to further amend this facility. Although the Company believes that it could execute such an amendment, it is likely that it would have a significant effect on both the Company's earnings and cash flows in the form of higher interest rate margins and fees.

        In addition to the $195 million revolving credit facility, the Company has a $15 million multi-currency line of credit from a major European commercial bank. This line of credit is available in various sub-limits to certain of the Company's European subsidiaries, and repayment is guaranteed by the parent Company. There were no borrowings against this line of credit at April 30, 2001. Borrowings under this line of credit bear interest at 1/4 percent above LIBOR for the relevant currency and term with a commitment fee of 1/8 percent of the unused amount.

        At April 30, 2001 and 2000, the Company's long-term debt also included tax-exempt Industrial Revenue Bonds amounting to $6.0 million. The weighted average interest rate on this debt was 4.5 percent at April 30, 2001 and 4.9 percent at April 30, 2000.

MARKET RISK FACTORS

        The Company's earnings and cash flows are subject to fluctuations caused by changes in foreign currency exchange rates. The Company manages its exposures to changes in foreign currency exchange rates on certain projected sales by entering into foreign currency forward exchange contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenues over quarterly time horizons. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rates may affect business practices, pricing strategies, or both, of non-U.S. based competitors. The Company's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk, not for speculative investments.

        As of April 30, 2001, the Company was party to approximately $9.4 million in forward exchange contracts providing for the delivery by the Company of various currencies in exchange for others over the succeeding eleven months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position, and does not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 2001 for future deliveries of the various currencies, the hedging loss deferred at that date amounted to approximately $0.2 million.

        The Company also is exposed to changes in interest rates from its multi-currency revolving credit facility. In April 1999, the Company entered into an interest rate swap contract with a major international commercial bank to manage this exposure. The contract fixed the three-month LIBOR interest rate at 5.474 percent on an initial notional amount of $62 million that reduces ratably to $32 million over a four-year term. As of April 30, 2001, the notional amount of this swap was $46 million. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on a portion of the U.S. dollar denominated borrowings under its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as an adjustment to the effective interest expense of the underlying borrowing hedged. The market value of this contract at April 30, 2001 was approximately $(0.6) million.

LEASE FINANCING ARRANGEMENTS

        The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $63.2 million at April 30, 2001 and $62.2 million at April 30, 2000. The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions financed in a calendar year, and range from five to ten percent of the amount financed. Management believes the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

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

        Based on its evaluation to date, management believes the introduction of the euro, including the total costs for the conversion, will not have a material adverse impact on the Company's financial position, results of operations, or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that third parties will address the conversion successfully.  Unrelated to the euro conversion, the Company's financial results remain subject to the adverse effects of weaker euro translation rates.

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

  future earnings and other measurements of financial performance, future cash flow and uses of cash,
  the effect of economic downturns or growth in particular regions, the effect of changes in the level of activity in particular industries or markets, the scope or nature of acquisition activity,
  prospective product developments and new business opportunities, restructuring and cost savings,
  the outcome of contingencies, and
  the transition to the use of the euro as a currency.

        All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Management wishes to caution the reader that the following important business risks and factors could cause the Company's actual results to differ materially from those stated in the forward looking statements.

Impact of the Slowing Economy

        The overall economy is in the midst of a sharp slowdown that could have a significant impact in the Company's near-term financial results as the Company's customers buy fewer products and services from the Company.

Uncertainty of Current Economic Conditions

        Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including markets in which the Company participates. Because all the components of the Company's budgeting and forecasting are dependent on estimates of growth in the markets it serves, the prevailing economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to make. The future direction of the overall domestic and international economies will have a significant impact on the Company's overall performance.

Impact of Cost-Reduction Efforts

        In fiscal 2001, the Company implemented plans to reduce worldwide employment, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. The impact of these cost-reduction efforts on the Company's profitability will be influenced by:

  The Company's ability to successfully complete its ongoing efforts.
  The Company's ability to successfully complete its ongoing efforts.
  The possibility that these efforts may not generate the level of cost savings the Company expects or enable the Company to effectively compete and return to profitability.

Since these cost-reduction efforts involve many aspects of the Company's business, they could adversely impact productivity to an extent the Company does not anticipate. Even if the Company successfully completes its efforts and generates the anticipated cost savings, there may be other factors that adversely impact the Company's profitability.

Financial Flexibility

        The Company expects that its current multi-currency credit facility may be replaced with short- or long-term borrowings in fiscal 2002. Although the Company believes it can continue to access the capital markets in 2002, its flexibility with regard to long-term financial activity could be limited by the Company's credit rating. In addition, many of the factors that affect the Company's ability to access capital markets, such as liquidity of the overall capital markets and the current state of the economy, are outside the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

Ability to Draw Under Credit Facility

        The Company views its existing multi-currency revolving credit facility as a source of available liquidity. This facility contains various conditions, covenants, and representations with which the Company must be in compliance to borrow funds. There can be no assurance that the Company will be in compliance with these conditions, covenants, and representations at such time as it may desire to borrow under this facility or renew it.

Technological Change

        The Company's success is expected to depend on the timely and successful introduction of new products and upgrades of current products to address competing technological and product development carried out by the Company's competitors. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

Impact of Foreign Currency Fluctuations

        A significant change in the value of the U.S. dollar against the currency of one or more countries where the Company sells products to local customers may adversely affect the Company's results. The Company attempts to mitigate such effects through use of foreign currency forward exchange contracts, but there is no assurance that such attempts will be successful.

Economic Conditions in Parts of Asia, Including China

        During fiscal 2001, 11.9 percent of the Company's sales were in Asia-Pacific (including China). An economic downturn in these economies could adversely impact the Company.

        For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Form 10-K for fiscal 2001 includes important information as to risk factors in the "Business" section under the headings "Operating Segments" and "Other Matters Relating to the Company's Business as a Whole."

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See discussion under the heading "Market Risk Factors" on page 27 and Note 4 and Note 16 on pages 44 and 59, respectively, of this Form 10-K concerning market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings

	For years ended April 30
In thousands except per share amounts	2001	2000	1999
Revenue:
Product sales	$504,391	$556,985	$545,598
Service	48,569	53,741	49,020

	552,960	610,726	594,618

Costs and Expenses:
Cost of product sales	336,406	340,143	319,688
Cost of service	33,761	28,719	29,113
Selling, general and administrative expenses	146,399	151,701	150,221
Research and development expenses	29,272	33,022	31,468
Goodwill amortization	8,943	8,639	8,699
Restructuring charges (Note 14)	17,539	--	--

	572,320	562,224	539,189

Operating income (loss)	(19,360)	48,502	55,429

Other income	194	1,090	2,152
Interest expense	(13,265)	(10,617)	(11,501)

Earnings (loss) before income taxes	(32,431)	38,975	46,080
Provision (benefit) for income taxes	(8,800)	13,100	16,500

Net Earnings (Loss)	$ (23,631)	$ 25,875	$ 29,580
	=======	=======	=======

Net Earnings (Loss) Per Common Share:
Basic	$ (1.07)	$ 1.17	$ 1.31
	=======	=======	=======
Diluted	$ (1.07)	$ 1.16	$ 1.29
	=======	=======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Balance Sheets

	April 30
In thousands except per share amounts	2001	2000
Assets
Current Assets:
Cash and short-term cash investments	$ 20,866	$ 22,954
Accounts receivable	98,159	121,494
Inventories	69,441	86,472
Prepaid expenses	18,965	21,042
Net assets held for sale	21,369	--

	228,800	251,962

Property, Plant and Equipment	112,572	165,341
Less accumulated depreciation	53,022	66,121

	59,550	99,220

Intangible Assets	243,669	245,797
Less accumulated amortization	36,112	27,419

	207,557	218,378

Deferred Income Taxes	793	--
Other Assets	4,493	3,276

	$501,193	$572,836
	=======	=======
Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$ --	$ --
Accounts payable	48,520	58,043
Accrued compensation and benefits	18,576	16,646
Other accrued liabilities	25,749	26,689
Deferred revenue	13,129	8,436
Advances on sales contracts	1,562	2,610

	107,536	112,424

Noncurrent Liabilities:
Deferred income taxes	--	8,608
Long-term debt	169,914	194,892

	169,914	203,500

Contingencies and Commitments (Notes 4 and 16)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	--	--
Common stock, $1 par value; authorized 65,000,000 shares; issued 22,828,742 and 22,779,651 shares	22,829	22,780
Paid-in capital	43,835	43,615
Retained earnings	180,082	210,749
Treasury stock, at cost (784,837 shares in 2001 and 797,444 shares in 2000)	(16,138)	(16,397)
Unamortized value of restricted stock grants	(439)	(557)
Accumulated other comprehensive income (loss)	(6,426)	(3,278)

	223,743	256,912

	$501,193	$572,836
	=======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

In thousands except per share amounts	Common Stock, $1 Par Value	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restric. Stock Grants	Accum. Other Comp. Inc./ (Loss)	Total

April 30, 1998	$23,437	$37,779	$187,981	$(16,450)	$ --	$(1,833)	$230,914
Net earnings	--	--	29,580	--	--	--	29,580
Foreign currency translation adjustment	--	--	--	--	--	3,046	3,046

Comprehensive income							32,626
Dividends ($.32 per share)	--	--	(7,244)	--	--	--	(7,244)
Options exercised and related tax benefit	264	3,333	--	--	--	--	3,597
Common stock issued for directors' fees	4	104	--	--	--	--	108
Purchase and retirement of common stock	(869)	(1,503)	(14,446)	--	--	--	(16,818)
Restricted stock grants and cancellations, net of amortization	23	542	--	--	(417)	--	148

April 30, 1999	22,859	40,255	195,871	(16,450)	(417)	1,213	243,331
Net earnings	--	--	25,875	--	--	--	25,875
Foreign currency translation adjustment	--	--	--	--	--	(4,491)	(4,491)

Comprehensive income							21,384
Dividends ($.32 per share)	--	--	(7,089)	--	--	--	(7,089)
Options exercised and related tax benefit	183	3,362	(18)	--	--	--	3,527
Common stock issued for directors' fees	6	115	--	--	--	--	121
Treasury stock issued for directors' fees	--	--	--	53	--	--	53
Purchase and retirement of common stock	(287)	(533)	(3,881)	--	--	--	(4,701)
Restricted stock grants and cancellations, net of amortization	19	416	(9)	--	(140)	--	286

April 30, 2000	22,780	43,615	210,749	(16,397)	(557)	(3,278)	256,912
Net earnings (loss)	--	--	(23,631)	--	--	--	(23,631)
Foreign currency translation adjustment	--	--	--	--	--	(3,148)	(3,148)

Comprehensive income (loss)							(26,779)
Dividends ($.32 per share)	--	--	(7,036)	--	--	--	(7,036)
Common stock issued for directors' fees	14	108	--	--	--	--	122
Treasury stock issued for directors' fees	--	(152)	--	259	--	--	107
Other common stock issuances	5	61	--	--	--	--	66
Restricted stock grants and cancellations, net of amortization	30	203	--	--	118	--	351

April 30, 2001	$22,829	$43,835	$180,082	$(16,138)	$ (439)	$(6,426)	$223,743
	======	======	=======	======	======	======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For years ended April 30
In thousands	2001	2000	1999
Cash Provided by (Used for) Operating Activities:
Net earnings (loss)	$ (23,631)	$ 25,875	$ 29,580
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	27,228	25,622	24,220
Restructuring and other special charges	31,310	--	--
Deferred income taxes	(9,401)	(1,613)	(824)
Other non-cash items	533	460	256
Changes in operating accounts, net of effects of business acquisitions:
Receivables	22,319	(13,980)	(809)
Inventories	6,205	(8,463)	15,559
Prepaid expenses	1,963	6,044	(656)
Accounts payable and accrued expenses	(19,796)	(6,855)	(2,069)

Provided by Operating Activities	36,730	27,090	65,257

Investing Activities:
Additions to property, plant and equipment	(14,757)	(22,313)	(22,619)
Proceeds from sale of assets	13,721	--	--
Business acquisitions	--	(14,744)	(175,952)
Intangible and other assets	(1,982)	(189)	(3,330)
Other, net	(3,148)	(4,491)	(484)

(Used for) Investing Activities	(6,166)	(41,737)	(202,385)

Financing Activities:
Purchase of common stock	--	(4,701)	(16,818)
Additions of long-term debt	47,000	74,566	217,095
Repayments of long-term debt	(71,978)	(53,205)	(47,223)
Net short-term financing	--	(1,798)	(11,963)
Debt issue costs	(751)	--	(800)
Proceeds from issuance of stock	113	3,305	3,597
Dividends on common stock	(7,036)	(7,089)	(7,244)

Provided by (Used for) Financing Activities	(32,652)	11,078	136,644

Increase (Decrease) in Cash and Short- Term Cash Investments	(2,088)	(3,569)	(484)

Cash and Short-Term Cash Investments, Beginning of Year	22,954	26,523	27,007

Cash and Short-Term Cash Investments, End of Year	$ 20,866	$ 22,954	$ 26,523
	=======	=======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

Report of Management	Gerber Scientific, Inc.

To the Shareholders of Gerber Scientific, Inc.:

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

The financial statements have been audited by KPMG LLP, independent auditors, in accordance with auditing standards generally accepted in the United States of America. Their role is to assess the accounting principles used and the estimates made by management and to form an independent opinion as to the fairness with which the financial statements present the financial condition of the Company, the results of its operations, and its cash flows in accordance with accounting principles generally accepted in the United States of America. They obtain and maintain an understanding of the Company's accounting policies and controls and conduct such tests and related procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements.

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

Independent Auditors' Report	KPMG LLP

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

May 30, 2001

Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements

Note 1. Accounting Policies
Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated.

Cash and Short-Term Cash Investments

Cash and short-term cash investments include cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. Short-term cash investments are stated at cost plus accrued interest, which approximates market value.

Inventories

Inventories are stated at the lower of cost or estimated realizable value. Inventory costs of raw materials and purchased parts have been determined primarily by the average cost method (which approximates first-in, first-out or FIFO). Work in process inventory includes materials, direct labor, and manufacturing overhead costs, less the portion of such costs allocated to products delivered.

Manufacturing tooling costs are charged to inventories or to fixed assets depending on their nature, general applicability, and useful lives. Tooling costs included in inventory are charged to cost of sales based on usage.

Property, Plant, Equipment, and Depreciation

Property, plant and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in other income.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives used for calculating depreciation are 45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

In fiscal 1999, the Company began capitalizing certain costs of enterprise resource planning (ERP) software obtained and developed for internal use. The amount capitalized as of April 30, 2001 and 2000, was $14,800,000 and $10,000,000, respectively. If such costs were capitalized in prior years, the effect would not have been material. Software assets are depreciated over periods ranging from 5 to 10 years. Accumulated depreciation of capitalized software was $2,300,000 and $900,000 as of April 30, 2001 and 2000, respectively.

Goodwill and Other Long-Lived Assets

The excess of acquisition cost over the fair values of the net assets of businesses acquired (goodwill) is included in intangible assets, and is amortized over periods ranging from 20 to 25 years on a straight-line basis. Impairment of goodwill, if any, is assessed periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired business will recover the recorded net goodwill balances over the remaining amortization period.

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

Revenue Recognition

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

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective May 1, 2001 for the Company. The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

Note 2. Business Acquisitions

In fiscal 2000, the Company purchased five distribution businesses included in its Sign Making and Specialty Graphics operating segment. The cost of the acquisitions totaled $14,700,000 and they were made utilizing cash on hand and the Company's multi-currency revolving credit facility. These businesses have annual sales of approximately $25,000,000 and earnings that do not significantly impact the Company's consolidated statement of earnings. The acquisitions included the Graphi-cal Group (Australia) in September 1999, R&D Marketing Aktiebolag (Sweden) in November 1999, SD Trading OY (Finland) in January 2000, and Technograf Group (Australia) and Lars Lindqvist Trading AB (Sweden) in February 2000.

On May 5, 1998, the Company acquired the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK. Spandex was the largest distributor of equipment and related materials to the sign making industry in Europe. The purchase price was approximately $173,000,000. In addition, Spandex had approximately $11,600,000 in outstanding bank debt that was assumed. The acquisition of the stock and refinancing of the assumed debt was accomplished through a syndicated bank credit facility (see Note 10).

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

Note 3. Cash and Short-Term Cash Investments

Cash and short-term cash investments at the end of each year were as follows:

In thousands	2001	2000
Cash	$19,726	$18,817
Money market funds	704	4,084
Time deposits	436	53

	$20,866	$22,954
	======	======

The Company's short-term cash investments are in high-quality instruments placed with major U.S. and international financial institutions. Due to the relatively short maturity of these financial instruments, their cost at April 30, 2001 was a reasonable estimate of their fair value.

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

Note 5. Inventories

The classification of inventories at the end of each year was as follows:

In thousands	2001	2000
Raw materials and purchased parts	$42,576	$52,847
Work in process	26,865	33,625

	$69,441	$86,472
	======	======

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at the end of each year were as follows:

In Thousands	2001	2000
Land	$ 977	$ 9,199
Buildings	25,665	68,609
Machinery, tools, and equipment	83,652	84,099
Construction in progress	2,278	3,434

	$112,572	$165,341
	=======	=======

Note 7. Intangible Assets

The components of net intangible assets at April 30, 2001 and 2000 were as follows:

In thousands	2001	2000
Goodwill, net of accumulated amortization	$183,451	$193,476
Prepaid pension cost	16,762	16,313
Patents, net of accumulated amortization	6,202	7,147
Other	1,142	1,442

	$207,557	$218,378
	=======	=======

Note 8. Notes Payable

The Company had short-term bank lines of credit that totaled approximately $24,700,000 at April 30, 2001 based upon year-end foreign exchange rates. As of April 30, 2001, no amounts were borrowed under these credit lines.

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

Note 9. Income Taxes

The components of the provision for income taxes for the years ended April 30, 2001, 2000, and 1999 were as follows:

In thousands	2001	2000	1999
Currently payable:
Federal	$ 200	$ 2,900	$ 3,600
State and local	100	400	400
Foreign	2,400	7,300	7,300

	2,700	10,600	11,300
Deferred	(11,500)	2,500	5,200

	$(8,800)	$13,100	$16,500
	======	======	======

Income tax payments (refunds) totaled $(3,005,000), $7,949,000, and $12,899,000 in the years ended April 30, 2001, 2000, and 1999, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

	2001	2000	1999
Statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	(1.0)	.9	.9
Foreign tax rate differences	.3	(4.6)	(2.1)
Foreign Sales Corporation	(1.1)	(3.3)	(2.2)
Research and development tax credits	(1.0)	(2.1)	(2.8)
Goodwill amortization	9.5	7.4	6.4
Other, net	1.2	.3	.6

Effective income tax rate	(27.1)%	33.6%	35.8%
	======	=====	=====

As of April 30, 2001, the Company had a valuation allowance of $1,400,000 to reduce its deferred tax assets to estimated realizable value. The net change in the total valuation allowance for the year ended April 30, 2001 was principally due to the potential expiration of state tax credit carry forwards. The Company's deferred income tax balances related principally to differing depreciation methods for property, plant, and equipment, differing book and tax treatment of patent costs, the timing of employee benefit plan funding versus expense recognition, differing valuations of inventories, accounts receivable, and other assets for book and tax purposes, expense provisions not deductible until paid, and tax operating loss carryforwards. At April 30, 2001 and 2000, current deferred tax assets of approximately $12,000,000 and $6,000,000, respectively, were included in prepaid expenses in the consolidated balance sheet. Deferred tax assets and deferred tax liabilities as of April 30, 2001 and 2000 were as follows:

	2001		2000
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$ --	$ 1,600	$ --	$ 2,600
Patents	--	2,400	--	2,900
Employee benefit plans	2,900	6,200	2,400	7,100
Asset valuations	10,900	2,900	8,300	3,100
Provisions for estimated expenses	6,300	4,200	5,400	4,600
Foreign exchange gains and losses	--	500	--	800
Tax carryforwards	11,500	--	4,000	--
Other	900	400	--	800

	32,500	18,200	20,100	21,900
Valuation allowance	(1,400)	--	(700)	--

	$31,100	$18,200	$19,400	$21,900
	======	======	======	======

Consolidated earnings (loss) before income taxes included foreign pre-tax earnings (loss) of $(2,128,000), $22,056,000, and $22,698,000 for 2001, 2000, and 1999, respectively. At April 30, 2001, the unremitted earnings of foreign subsidiaries were approximately $25,000,000. The Company has not provided U.S. income taxes on the unremitted earnings of foreign subsidiaries because such earnings are considered to be indefinitely reinvested in those operations. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. income tax that might be payable on these foreign earnings if remitted. For income tax reporting purposes, the Company has U.S. and foreign net operating loss carryforwards of approximately $20,000,000 at April 30, 2001. Such carryforwards have various expiration dates and begin to expire in the 2006 fiscal year. The $700,000 increase in the valuation allowance relates to state tax carryforwards and, accordingly, has been included in state income tax expense.

Note 10. Long-Term Debt

The composition of long-term debt at the end of each year was as follows:

In thousands	2001	2000
Multi-currency revolving credit facility	$163,914	$188,892
Industrial Revenue Bonds	6,000	6,000

	$169,914	$194,892
	=======	=======

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and, accordingly, the carrying amount of debt at April 30, 2001 was a reasonable estimate of its fair value.

Interest payments totaled $13,145,000, $10,627,000, and $11,396,000 in the years ended April 30, 2001, 2000, and 1999, respectively.

Multi-Currency Revolving Credit Facility

In May 1998, the Company obtained a five-year $235,000,000 multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on LIBOR plus an applicable margin, based on the relationship of the Company's consolidated total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization).

In March 2001, the Company amended this credit facility under which the banks' aggregate commitment was reduced from $235,000,000 to $195,000,000. The interest rate on borrowings under this amended facility is variable and is based on LIBOR plus an applicable margin, which ranges from 1.175 percent to 2.75 percent based on the Company's consolidated total debt to EBITDA. The credit line also has a facility fee, which under the amendment ranges from .20 percent to .50 percent of the credit line.

Covenants in the amended credit facility require the Company to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At April 30, 2001, the Company was in compliance with the amended covenants. As long as debt exceeds two times EBITDA, the amended facility will place restrictions on dividends and investments and require the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. Borrowings under the amended credit facility are secured by domestic accounts receivable and inventories and by the capital stock of certain of the Company's foreign subsidiaries.

The weighted average interest rate of the borrowings under this facility as of April 30, 2001 was 6.9 percent.

Industrial Revenue Bonds

The Company has outstanding $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate payable on the VRDBs is adjusted weekly to maintain their market value at par. During 2001 and 2000, the average interest rate on the VRDBs was 4.0 percent and 3.4 percent, respectively, and at April 30, 2001, the interest rate was 4.5 percent. The VRDBs are collateralized by certain property, plant and equipment and are payable in 2014. The Company repaid its other outstanding Industrial Revenue Bonds in 2000.

The demand feature of the VRDBs is supported by a letter of credit from a major U.S. commercial bank. The letter of credit has a provision for automatic extension of an 18-month term and carries a fee of 1.325 percent of the face amount. Any advances under the letter of credit in support of the demand feature would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit was also granted a mortgage and security interest in the project property. The covenants in the Industrial Revenue Bond agreement were conformed to the covenants in the multi-currency revolving credit facility described above.

Note 11. Preferred Stock, Common Stock, Restricted Stock, Stock Option Plans, and
                Incentive Bonus Plans

Preferred Stock

The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2001, no preferred stock had been issued.

Common Stock

Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company has cumulatively purchased 1,023,800 shares. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2001, the Company could purchase up to an additional 1,976,200 shares under the November 1998 Board of Directors' resolution.

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

The Company's Non-Employee Director's Stock Grant (the "Plan"), approved by the Company's Board of Directors, provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $15,000 per year. The shares are issued from treasury stock.

Restricted Stock

The Company's 1992 Employee Stock Plan (the 1992 Plan), as amended by shareholders in September 1998, permits the granting of restricted stock awards. Restricted stock grants vest one-third each year for the three-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock awarded was $304,000, $286,000, and $148,000 in 2001, 2000, and 1999, respectively. Restricted stock award activity was as follows:

	2001	2000	1999
Restricted stock awarded (shares)	39,154	21,330	22,986
Weighted average market value on date of grant	$9.06	$22.20	$25.06

Stock Option Plans

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

A summary of the stock option activity under all plans for the three years ended April 30, 2001 is set forth below:

	2001		2000		1999
	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price
Outstanding- beginning of year	2,701,467	$18.81	2,456,259	$18.72	2,574,595	$17.23
Granted	1,542,600	11.15	492,053	18.67	420,604	24.71
Exercised	--	--	(172,279)	15.28	(264,450)	14.18
Cancelled	(464,919)	16.92	(74,566)	23.03	(274,490)	18.28

Outstanding-end of year	3,779,148	$15.92	2,701,467	$18.81	2,456,259	$18.72
	========	=====	========	=====	========	=====
Exercisable at end of year	1,864,342	$18.31	1,447,170	$17.83	942,142	$16.88
	========	=====	========	=====	========	=====
Reserved for future grants	1,017,065		2,118,101		2,552,777
	========		========		========

The exercise prices for options outstanding as of April 30, 2001 ranged from $7.06 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 2001 is 7.0 years. In the event of a change in control of the Company, all outstanding stock options become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 2001:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 7.06-$10.59	556,168	9.4 years	$ 7.50	12,500	$10.12
$10.60-$15.89	1,389,985	6.9 years	14.10	412,166	14.81
$15.90-$23.83	1,579,879	6.3 years	18.86	1,312,843	18.80
$23.84-$28.25	253,116	6.8 years	25.98	126,833	25.47

	3,779,148	7.0 years	$15.92	1,864,342	$18.31
	=======	=======	=====	=======	=====

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

In thousands (except per share amounts)	2001	2000	1999
Net earnings (loss)
As reported	$(23,631)	$25,875	$29,580
Pro forma	(26,331)	23,074	27,227
Net earnings (loss) per common share-basic
As reported	(1.07)	1.17	1.31
Pro forma	(1.20)	1.04	1.21
Net earnings (loss) per common share-diluted
As reported	(1.07)	1.16	1.29
Pro forma	(1.20)	1.03	1.18

To arrive at the pro forma amounts shown above, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Risk-free interest rate	4.9%	6.6%	5.2%
Expected life of option	4.60 years	4.75 years	4.50 years
Expected volatility	44%	38%	34%
Expected dividend yield	--%	2%	2%

The weighted-average fair values at date of grant for options granted during 2001, 2000, and 1999 were $4.86, $7.09, and $7.57, respectively, and were estimated using the above weighted-average assumptions.

Incentive Bonus Plans

The Management Development and Compensation Committee of the Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 2001, 2000, and 1999. The plans covered substantially all employees in the United States and were based upon performance goals, as defined in the plans, for the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $540,000, $2,510,000, and $3,167,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

Note 12. Employee Benefit Plans

Pension Plans

The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an average of an employee's highest five consecutive years of compensation, as defined, in the last ten years of service.

The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Amounts funded totaled $2,343,000 for the year ended April 30, 1999.

Plan assets were invested in a portfolio consisting primarily of common stocks, fixed income securities, money market instruments, and mutual and collective trust funds consisting of these instruments. Pension plan assets included 103,000 shares of the Company's common stock at April 30, 2001 and 2000. Pension arrangements for employees of foreign subsidiaries were provided generally through defined contribution plans and through local insurance contracts, the costs of which were funded currently.

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

The following table summarizes the funded status of the pension plans and the related amounts recognized in the consolidated balance sheet at April 30, 2001 and 2000:

	Qualified Pension Plan		Non-qualified Pension Plan
In thousands	2001	2000	2001	2000
Change in benefit obligation:
Beginning balance	$56,796	$65,108	$ 6,657	$ 5,474
Service cost	2,990	4,059	273	265
Interest cost	4,728	4,173	561	476
Curtailments	(357)	--	(72)	--
Actuarial (gain)/loss	2,372	(14,329)	348	852
Plan amendments	4,406	--	578	--
Benefits paid	(2,826)	(2,215)	(447)	(410)

Ending balance	68,109	56,796	7,898	6,657

Change in plan assets:
Beginning balance	82,794	73,846	5,451	5,264
Actual return on plan assets	(10,518)	11,163	(145)	197
Employer contributions	--	--	2,000	400
Benefits paid from plan assets	(2,826)	(2,215)	(447)	(410)

Ending balance	69,450	82,794	6,859	5,451

Funded status	1,341	25,998	(1,039)	(1,206)
Unrecognized net actuarial (gain)/loss	937	(20,032)	1,814	868
Unrecognized net transition liability	181	279	--	--
Unrecognized prior service cost	11,857	8,914	1,671	1,492

Prepaid pension cost	$14,316	$15,159	$ 2,446	$ 1,154
	======	======	======	=====

The following weighted-average assumptions were used in the accounting for the pension plans:

	Qualified Pension Plan			Non-qualified Pension Plan
	2001	2000	1999	2001	2000	1999
Discount rate	7.50%	8.00%	6.75%	7.50%	8.00%	6.75%
Expected return on plan assets	9.00	9.00	9.00	9.00	9.00	9.00
Rate of compensation increase	4.00	4.50	4.50	4.00	4.50	4.50

The following table summarizes the components of the net periodic cost of the pension plans for the years ended April 30, 2001, 2000, and 1999:

	Qualified Pension Plan			Non-qualified Pension Plan
In thousands	2001	2000	1999	2001	2000	1999
Service cost	$2,990	$4,059	$4,127	$ 273	$ 265	$ 210
Interest cost	4,728	4,173	3,734	561	476	259
Expected return on plan assets	(7,340)	(6,546)	(6,042)	(490)	(454)	(289)
Amortization of prior service cost	1,236	987	987	379	347	347
Amortization of transition obligation	91	93	93	--	--	--
Amortization of actuarial gain	(738)	--	--	36	55	--
Curtailments	(124)	--	--	(50)	--	--

Net periodic benefit cost	$ 843	$2,766	$2,899	$ 709	$ 689	$ 527
	=====	=====	=====	=====	====	====

During the first quarter of 2001, the Company amended its noncontributory defined benefit pension plan to make an early retirement window available to eligible employees who terminated on or before December 31, 2001. Any participant whose sum of his or her attained age and vested service with the Company equaled or exceeded seventy was eligible. The Company recognized a $174,000 curtailment gain in 2001 due to the loss of expected future service.

401(k)Plan

Under the Company's 401(k) Maximum Advantage Program, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $1,231,000, $1,323,000, and $973,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

Note 13. Other Income

The components of other income for each year were as follows:

In thousands	2001	2000	1999
Interest income from investments	$1,034	$1,144	$1,110
Royalty income	586	776	1,383
Foreign exchange (losses)	(315)	(1,091)	(339)
Other, net	(1,111)	261	(2)

	$ 194	$1,090	$2,152
	=====	=====	=====

Note 14. Restructuring and Other Special Charges and Net Assets Held for Sale

In fiscal 2001, the Company implemented plans to reduce worldwide employment by 418 employees, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. These plans were the result of extremely difficult U.S. economic conditions, the continued weak Euro, and problems experienced in the rollout of new products. As a result of these plans, the Company recorded pre-tax charges of $4.4 million and $26.9 million in the first and fourth quarters of fiscal 2001, respectively. Of the aggregate pre-tax charge of $31.3 million, $1.1 million was included in revenue (as a write-off of receivables); $10.8 million in the cost of sales; $1.9 million in selling, general, and administrative expenses; and $17.5 million as a separate line in the consolidated statements of earnings. The aggregate $31.3 million is comprised of $8.5 million in employee separation costs, $0.7 million in exit costs, $10.8 million in inventory write-downs, $7.9 million in asset impairments, and $3.4 million in other related costs. The following table displays these costs by segment (in millions):

Segment	Employee Separations	Exit Costs	Inventory Write- downs	Asset Impairments	Other Charges	Total
Sign Making & Specialty Graphics	$2.0	$0.2	$ 5.0	$1.8	$1.7	$10.7
Apparel & Flexible Materials	5.9	0.5	4.4	2.6	1.1	14.5
Ophthalmic Lens Processing	0.2	--	1.4	0.3	0.6	2.5
General Corporate	0.4	--	--	3.2	--	3.6

Totals	$8.5	$0.7	$10.8	$7.9	$3.4	$31.3
	===	===	====	===	===	====

The following tables display roll forwards of the accruals established during the first and fourth quarters of fiscal 2001 ($ in millions):

	Employee Separations
	Number of Employees	Reserve	Exit Costs	Inventory Write- downs	Asset Impairments	Other Charges	Total
Fiscal 2001 charges	418	$8.5	$0.7	$10.8	$7.9	$3.4	$31.3
Fiscal 2001 utilization	(293)	(4.3)	(0.6)	(2.4)	(4.9)	(1.0)	(13.2)

Ending balance at April 30, 2001	125	$4.2	$0.1	$ 8.4	$3.0	$2.4	$18.1
	===	===	===	====	===	===	====

The aggregate fiscal 2001 amount used of $13.2 million reflects approximately $4.3 million in cash payments and $8.9 million in write-offs.

Employee separation charges were the costs for involuntary severance benefits for the 418 identified subject to severance under the plans. As of April 30, 2001, 293 employees had separated from the Company under these plans and approximately $4.3 million (51 percent) of the accruals had been paid.

Exit costs were primarily focused in the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments. The Company discontinued product lines that no longer fit its strategic direction. The loss of operating income from these product lines was not significant to the Company's results of operations. The cost of facility consolidations of $1.6 million included the shut-down and consolidation of six facilities primarily in Europe and the United States, consisting of a distribution center and sales and administrative offices. The majority of the facility consolidation exit costs related to lease termination costs.

The difficult economic conditions in the United States and related weakness in the global economic environment, as well as the shift of the Company's apparel business to offshore locales, have subjected the Company to additional inventory valuation risk. Accordingly, the Company wrote down its inventory to estimated fair value based on revised estimates for excess and obsolete inventory and used equipment. Inventory was also written down in accordance with the Company's plans to discontinue certain product lines. The total write down of $10.8 million was recorded as a charge to cost of sales.

As a result of the current and projected business conditions, the Company wrote down operating assets that became impaired to fair values based on estimated selling prices less costs to sell. All impaired asset write-downs were reflected as contra-assets in the consolidated balance sheet at April 30, 2001. The write-downs reduced the carrying value of the related asset balances by $7.9 million. The affected assets were primarily buildings and were written down to levels that provided for anticipated losses on the sale of those buildings. Other assets written down were those relating to the discontinuation of product lines, patents, and fixed assets. Each of the Company's operating segments were impacted by these asset write-downs. Assets held for sale, which consisted of buildings and related leasehold improvements that the Company plans to sell outright or sell and leaseback, are included in the April 30, 2001 balance sheet in the caption "Net Assets Held for Sale" and had a carrying value of $21.4 million. Management expects to complete these sales during the fiscal year ending April 30, 2002.

The other charges of $3.4 million were primarily comprised of excess costs relating to new product roll-outs and provisions for potentially uncollectible receivables.

Note 15. Segment Reporting

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

No individual customer accounted for more than 10 percent of consolidated revenue in fiscal years 2001, 2000, or 1999.

In the first quarter of fiscal year 2000, the Company changed its measurement of segment profit. In the Company's segment disclosures on Form 10-K for the year ended April 30, 1999, an allocation of general corporate expenses was included in the measure of segment profit. Segment profit is now reported as earnings before taxes, interest, and the allocation of general corporate expenses. Segment profit for the year ended April 30, 1999 has been restated to reflect this change.

Financial data for the past three fiscal years for the Company's operating segments are shown in the following tables. The accounting policies of the segments are identical to those described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated.

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
(As of and for the year ended April 30, 2001)
Revenue	$273,765	$187,135	$92,060	$552,960
Segment profit (loss)4	2,336	(11,806)	2,813	(6,657)
Segment assets 1	259,101	83,702	82,492	425,295
Capital expenditures 2	2,712	4,146	1,810	8,668
Depreciation and amortization 2	11,393	8,376	4,017	23,786

(As of and for the year ended April 30, 2000)
Revenue	$295,412	$221,540	$93,774	$610,726
Segment profit 3	25,909	24,286	6,444	56,639
Segment assets 1	289,712	114,223	90,348	494,283
Capital expenditures 2	9,412	4,077	2,658	16,147
Depreciation and amortization 2	11,516	7,808	3,568	22,892

(As of and for the year ended April 30, 1999)
Revenue	$278,466	$215,411	$100,741	$594,618
Segment profit	36,162	25,895	3,634	65,691
Segment assets 1	259,126	102,960	93,599	455,685
Capital expenditures 2	8,832	11,601	1,577	22,010
Depreciation and amortization 2	11,106	7,803	3,387	22,296

1 Assets exclude $75,898,000, $78,553,000, and $86,575,000 of corporate amounts in 2001, 2000, and 1999, respectively.

2 Capital expenditures and depreciation and amortization exclude $6,089,000 and $3,442,000, $6,166,000 and $2,730,000, and $609,000 and $1,924,000 of corporate amounts in 2001, 2000, and 1999, respectively.

3 Includes $6,200,000 for excess costs on initial production of certain new products from the Company's Sign Making and Specialty Graphics operating segment (see Note 17).

4 Includes restructuring and other special charges of $10,697,000 in the Sign Making and Specialty Graphics operating segment, $14,547,000 in the Apparel and Flexible Materials operating segment, and $2,470,000 in the Ophthalmic Lens Processing operating segment (See Note 14).

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements was as follows:

In thousands	2001	2000	1999
Segment profit (loss)	$ (6,657)	$56,639	$65,691
Corporate expenses, net of other income	(12,509)	(7,047)	(8,110)

Earnings (loss) before interest and taxes	(19,166)	49,592	57,581
Interest expense	(13,265)	(10,617)	(11,501)

Earnings (loss) before income taxes	$(32,431)	$38,975	$46,080
	======	======	======

Revenue and net property, plant and equipment by country where located were as follows:

In thousands	United States	Continental Europe	United Kingdom	All Other	Total
(As of and for the year ended April 30, 2001)
Revenue 1	$192,693	$ 160,282	$53,267	$146,718	$552,960
Property, plant and equipment, net	38,325	8,940	9,925	2,360	59,550

(As of and for the year ended April 30, 2000)
Revenue 1	$233,762	$ 176,938	$59,413	$140,613	$610,726
Property, plant and equipment, net	68,762	9,020	19,157	2,281	99,220

(As of and for the year ended April 30, 1999)
Revenue 1	$241,269	$ 180,631	$66,806	$105,912	$594,618
Property, plant and equipment, net	63,493	8,461	17,005	1,626	90,585

1 Revenues are attributed to specific countries based on the destination of the shipment.

Note 16. Contingencies and Commitments

Various lawsuits, claims, and governmental proceedings are pending against the Company. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $5,625,000, $6,605,000, and $6,200,000 for the years ended April 30, 2001, 2000, and 1999, respectively. Minimum annual rental commitments at April 30, 2001 under long-term non-cancelable operating leases were as follows:

In thousands	Building and Office Space	Machinery and Equipment	Total
2002	$ 4,496	$ 493	$ 4,989
2003	3,646	377	4,023
2004	2,982	218	3,200
2005	2,529	66	2,595
2006	2,065	--	2,065
After 2006	11,713	--	11,713

	$27,431	$1,154	$28,585
	======	=====	======

In fiscal 2001, the Company sold and leased back the Bristol, UK facility of its Spandex PLC subsidiary. The Company realized gross receipts of $12,600,000 on the sale and entered into a 15 year leaseback of the facility with average annual rental payments of approximately $1,200,000. The gain on the sale of the facility of $3,500,000 was deferred and will be amortized over the lease term against the rental payments. The lease was accounted for as an operating lease and is included in the schedule above.

As of April 30, 2001, the Company was party to approximately $9,400,000 in forward exchange contracts providing for the delivery by the Company of various currencies in exchange for others over the succeeding eleven months. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. Based upon market prices at April 30, 2001 for future deliveries of the various currencies, the hedging loss deferred at that date amounted to approximately $196,000.

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62,000,000 that decreases ratably to $32,000,000 over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR, plus applicable margin interest payments due on the U.S. dollar denominated portion of its multi-currency revolving credit facility (Note 10). The interest differential paid or received under this contract will be recognized as an adjustment to the effective yield of the underlying credit facility hedged. The market value of this contract was approximately $(560,000) at April 30, 2001.

The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed under this agreement amounted to approximately $63,200,000 at April 30, 2001 and $62,200,000 at April 30, 2000. The underlying equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. These loss pools are established as percentages of each associated group of transactions that are financed in a calendar year, and range from five to ten percent of the amount financed. Management believes the allowance it has established for losses under the recourse provisions is adequate to cover the Company's obligations.

Note 17. Fourth Quarter 2000 Adjustments

In the fiscal 2000 fourth quarter, the Company recorded $6,200,000 for excess costs in the Company's Sign Making and Specialty Graphics operating segment caused by cost overruns and inefficiencies realized in the initial production runs of products recently introduced. The charge was included in the cost of product sales and amounted to $.18 per diluted share.

Note 18. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per common share:

	2001	2000	1999
Numerator: Net earnings (loss)	$(23,631,000)	$25,875,000	$29,580,000
	=========	=========	=========
Denominators:
Denominator for basic earnings per share - weighted-average shares outstanding	22,016,981	22,140,127	22,590,428
Effect of dilutive securities: Stock options	--	250,101	420,252

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	22,016,981	22,390,228	23,010,680
	=========	=========	=========
60
Net earnings (loss) per common share- basic	$ (1.07)	$ 1.17	$ 1.31
	=========	=========	=========
Net earnings (loss) per common share- diluted	$ (1.07)	$ 1.16	$ 1.29
	=========	=========	=========

The diluted share base for the twelve months ended April 30, 2001 excludes incremental shares of 45,313 related to stock options. The shares are excluded due to their antidilutive effect as a result of the company's loss from continuing operations during 2001.

Note 19. Quarterly Results (Unaudited)

The quarterly results of operations, the dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past three fiscal years are set forth below.

In thousands (except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001
Sales and service revenue (1)	$138,390	$142,854	$134,245	$137,471	$552,960
Gross profit (1)	48,889	52,325	46,609	34,970	182,793
Net earnings (loss) (1), (2)	(2,695)	1,845	(3,640)	(19,141)	(23,631)
Net earnings (loss) per common share (1),(2)
Basic (4)	(.12)	.08	(.17)	(.87)	(1.07)
Diluted (4)	(.12)	.08	(.17)	(.87)	(1.07)
Dividends paid per share	.08	.08	.08	.08	.32
Stock price- High	14.63	10.88	9.63	11.40	14.63
- Low	9.00	6.75	6.38	6.01	6.01

2000
Sales and service revenue	$139,476	$152,853	$155,543	$162,854	$610,726
Gross profit (3)	59,550	63,253	63,547	55,514	241,864
Net earnings (3)	7,553	8,330	8,274	1,718	25,875
Net earnings per common share(3)
Basic	.34	.38	.37	.08	1.17
Diluted	.34	.37	.37	.08	1.16
Dividends paid per share	.08	.08	.08	.08	.32
Stock price- High	24 7/8	24 3/8	21 15/16	22 7/16	24 7/8
- Low	18 9/16	18 1/2	18	10 1/4	10 1/4

1999
Sales and service revenue	$153,659	$150,590	$140,799	$149,570	$594,618
Gross profit	63,104	61,988	59,390	61,335	245,817
Net earnings	6,722	7,735	7,045	8,078	29,580
61
Net earnings per common share
Basic	.30	.34	.31	.36	1.31
Diluted	.29	.33	.31	.36	1.29
Dividends paid per share	.08	.08	.08	.08	.32
Stock price- High	29 15/16	28 7/8	26 1/16	20 15/16	29 15/16
- Low	22 5/16	19	19 1/8	17 3/8	17 3/8

(1) Sales and service revenue, gross profit, and net loss for the fourth quarter of 2001 included restructuring and other special charge amounts of $1,092,000, $11,927,000, and $26,891,000 ($18,291,000 after taxes, or $.83 per diluted share), respectively, relating to reductions in workforce, provisions for losses on sales of facilities, inventory write-downs, impairments of long-lived assets, and other charges.

(2) Net loss for the first quarter of 2001 included a special charge of $4,419,000 ($2,819,000 after taxes, or $.13 per diluted share) related to a reduction in workforce, provisions for losses on the sale of facilities, and other asset impairments.

(3) Gross profit and net earnings for the fourth quarter of 2000 included excess costs on new products in the Company's Sign Making and Specialty Graphics operating segment of approximately $6,200,000 ($.18 per diluted share).

(4) The quarterly earnings per share information was computed separately for each period. Accordingly, the sum of such quarterly earnings per share amounts may differ from the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 relating to identification of directors is incorporated herein by reference to the information contained under the caption "Election of Directors" in the Company's 2001 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2001 fiscal year-end.

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

Name and Age	Present Position and Date of Initial Appointment	Other Positions Held During Last Five Years
Michael J. Cheshire (52)

Chairman
(September 25, 1998),
Chief Executive Officer
(June 1, 1998),
President
(February 17, 1997),
Chief Operating Officer
(February 17, 1997)
and Acting Chief Financial
Officer (June 14, 2001);
Acting President, Gerber
Scientific Products, Inc.
(May 14, 2001)

President, General Signal Electrical Group
Shawn M. Harrington (47)	Senior Vice President (March 20, 1997); President and Chief Operating Officer, Gerber Coburn Optical, Inc. (June 10, 1996)	None
Marc T. Giles (45)	Senior Vice President (November 29, 2000); President, Gerber Technology, Inc. (November 29, 2000)	Division Manager, Food Systems & Handling, and Director, Business Development Food Machinery Group, FMC Corporation
F. David Jones (54)	Senior Vice President (August 31, 2000); Group Managing Director, Spandex PLC (October 26, 1998)	President, Gerber Scientific Products, Inc.; President, Russia/CIS, and President, Eastern Europe/Central Asia, Pepsico, Inc.
Richard F. Treacy, Jr. (56)	Senior Vice President, General Counsel (September 9, 1994), and Secretary (September 27, 1996)	None
David J. Gerber (40)	Vice President, Business Development and Technology Strategy (March 19, 1998)	Director, New Business Development and Technology Strategy; Secretary and Attorney
63
Becket Q. McNab (42)	Vice President, Human Resources (May 10, 1999)	Director, Human Resources, Nabisco International
Anthony L. Mattacchione (38)	Acting Principal Accounting Officer (June 14, 2001) and Corporate Controller (December 21, 2000)	Assistant Corporate Controller; Manager, Internal Audit

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 2001 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2001 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                   MANAGEMENT.

        The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Principal Shareholders" and "Election of Directors" in the Company's 2001 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2001 fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Annual Meeting Proxy Statement, which will be filed within 120 days of the Company's April 30, 2001 fiscal year-end.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

(a)     The following documents are filed as part of this report:

1.	Financial Statements:	Page
	Consolidated Statements of Earnings for the years ended April 30, 2001, 2000, and 1999.	32
	Consolidated Balance Sheets at April 30, 2001 and 2000	33-34
	Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 2001, 2000, and 1999	35-36
64
	Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000, and 1999	37-38
	Independent Auditors' Report	40
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	41-62

2.	Financial Statement Schedules:
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
65
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
10.13

Form of Change in Control Agreement, dated July 14, 1999, between the Company and its Senior Vice Presidents including Shawn M. Harrington, Marc T. Giles, F. David Jones, Gary K. Bennett, and Richard F. Treacy, Jr. and between the Company and Bernard J. Demko, Executive Vice President and Chief Operating Officer of Gerber Technology.

10.14

Form of Change of Control Agreement, dated July 14, 1999, between each of the Company's three domestic subsidiaries and their respective Presidents including Shawn M. Harrington, Marc T. Giles, and F. David Jones and between Gerber Technology and Bernard J. Demko, Executive Vice President and Chief Operating Officer of Gerber Technology.

	10.15	Change in Control Agreement, dated July 14, 1999, between the Company and David J. Gerber.
	10.16	Severance Policy for Senior Officers of Gerber Scientific, Inc. and its domestic subsidiaries.
	10.17	Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan.
	10.18	First Amendment to $235,000,000 Credit Agreement Dated as of May 15, 1998, between Gerber Scientific, Inc., and the Banks Listed Herein and Wachovia Bank, N.A.
	10.19	Employment Agreement dated as of October 20, 2000, between the Company, Gerber Technology, and Marc T. Giles.
	10.20	Letter Agreement dated as of November 6, 2000, between the Company, Gerber Technology, and Fredric K. Rosen

	10.21	Amended and Restated Credit Agreement between Gerber Scientific, Inc., the Banks Listed Herein, and Wachovia Bank, N.A., as the Agent dated as of March 14, 2001.
66
	10.22	Letter Agreement dated as of November 30, 2000, between the Company and Shawn M. Harrington.
	10.23	Agreement and Lease between Spandex PLC and IM Properties Finance Limited for the sale and leaseback of property in Bristol, UK.
	10.24*	Gerber Scientific, Inc. Non-Employee Director's Stock Grant (the "Plan").
	10.25*	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, As Amended (the "Agreement").
	10.26*	Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective March 28, 2001.
	10.27*	Retention Agreement dated as of March 16, 2001 between the Company and Gary K. Bennett.
	10.28*	Service Agreement dated as of July 18, 2001 by and between Spandex PLC and F. David Jones.
	10.29*	Letter Agreement dated as of August 18, 2000 between the Company, Gerber Scientific Products, Inc., and Charles M. Hevenor.
	10.30*	Letter Agreement dated as of September 15, 2000 between the Company and Bernard J. Demko.
	21.1*	Subsidiaries of the Registrant.
	23.1*	Consent of Independent Auditors.
	99.1*	Supplemental Segment Information.
(b)

Two Form 8-K's were filed in the fourth quarter of fiscal year 2001. The first 8-K, dated February 23, 2001, contained a press release announcing the Company was lowering its outlook for the fiscal year 2001 third and fourth quarters and was also suspending its dividend. The second 8-K, dated March 1, 2001, contained a press release announcing the Company's financial results for the quarter and nine months ended January 31, 2001.

(c)	See Item 14(a) 3. above.
(d)	See Item 14(a) 2. above.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: July 25, 2001	By:	/s/ Michael J. Cheshire
Michael J. Cheshire
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
July 25, 2001	/s/ Michael J. Cheshire (Michael J. Cheshire)	Chairman, Chief Executive Officer, President, and Acting Chief Financial Officer (Principal Executive and Financial Officer)

July 25, 2001	/s/ George M. Gentile	Director
(George M. Gentile)

July 25, 2001	/s/ W. Jerome Vereen	Director
(W. Jerome Vereen)

July 25, 2001	/s/ A. Robert Towbin	Director
(A. Robert Towbin)

July 25, 2001	/s/ David J. Gerber (David J. Gerber)	Director, Vice President, Business Development and Technology Strategy

July 25, 2001	/s/ Edward E. Hood, Jr.	Director
(Edward E. Hood, Jr.)

July 25, 2001	/s/ David J. Logan	Director
(David J. Logan)

July 25, 2001	/s/ Donald P. Aiken	Director
(Donald P. Aiken)
68
July 25, 2001	/s/ Carole F. St. Mark	Director
(Carole F. St. Mark)

July 25, 2001	/s/ Anthony L. Mattacchione (Anthony L. Mattacchione)	Corporate Controller, Acting Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Index Number	Exhibit	Page
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

10.1

Gerber Scientific, Inc. 1982 Employee Stock Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, File No.2-93695 and Post-Effective Amendment No. 1 to the Registration Statement).

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

70
10.5

Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).

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

10.8

Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 29, 1999 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).

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

10.13

Form of Change in Control Agreement, dated July 14, 1999, between the Company and its Senior Vice Presidents including Shawn M. Harrington, Marc T. Giles, F. David Jones, Gary K. Bennett, and Richard F. Treacy, Jr. and between the Company and Bernard J. Demko, Executive Vice President and Chief Operating Officer of Gerber Technology. (incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1999).

71
10.14

Form of Change of Control Agreement, dated July 14, 1999, between each of the Company's three domestic subsidiaries and their respective Presidents including Shawn M. Harrington, Marc T Giles, and F. David Jones and between Gerber Technology and Bernard J. Demko, Executive Vice President and Chief Operating Officer of Gerber Technology. (incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1999).

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

10.18

First Amendment to $235,000,000 Credit Agreement Dated as of May 15, 1998, between Gerber Scientific, Inc., and the Banks Listed Herein and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.19

Employment Agreement dated as of October 20, 2000, between the Company, Gerber Technology, and Marc T. Giles (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

10.20

Letter Agreement dated as of November 6, 2000, between the Company, Gerber Technology, and Fredric K. Rosen (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

10.21

Amended and Restated Credit Agreement between Gerber Scientific, Inc., the Banks Listed Herein, and Wachovia Bank, N.A., as the Agent dated as of March 14, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001).

72
10.22

Letter Agreement dated as of November 30, 2000, between the Company and Shawn M. Harrington (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001).

10.23

Agreement and Lease between Spandex PLC and IM Properties Finance Limited for the sale and leaseback of property in Bristol, UK (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001).

10.24*	Gerber Scientific, Inc. Non-Employee Director's Stock Grant (the "Plan").
10.25*	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, As Amended (the "Agreement").
10.26*	Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective March 28, 2001.
10.27*	Retention Agreement dated as of March 16, 2001 between the Company and Gary K. Bennett.
10.28*	Service Agreement dated as of July 18, 2001 by and between Spandex PLC and F. David Jones.
10.29*	Letter Agreement dated as of August 18, 2000 between the Company, Gerber Scientific Products, Inc., and Charles M. Hevenor.
10.30*	Letter Agreement dated as of September 15, 2000 between the Company and Bernard J. Demko.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Auditors.
99.1*	Supplemental Segment Information.

*Filed herewith.