Form 10-Q
period 2001-07-31
GERBER SCIENTIFIC INC
filed 2001-09-13
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2001	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/. No / /.

At July 31, 2001, 22,054,373 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended July 31, 2001

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Earnings for the three months ended July 31, 2001 and 2000	2-3

	Consolidated Balance Sheets at July 31, 2001 and April 30, 2001	4-5

	Consolidated Statements of Cash Flows for the three months ended July 31, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

	Independent Accountants' Report	16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	23

Signature		24

Exhibit Index		25

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)	Three Months Ended July 31,
In thousands, except per share data	2001	2000

Revenue:
Product sales	$112,826	$125,958
Service	12,068	12,432

	124,894	138,390

Costs and Expenses:
Cost of product sales	73,861	81,103
Cost of service	6,924	8,398
Selling, general and administrative	32,029	35,923
Research and development expenses	7,203	7,755
Goodwill amortization - Note 4	---	2,241
Special charge - Note 3	---	4,419

	120,017	139,839

Operating income (loss)	4,877	(1,449)

Other income	179	540
Interest expense	(3,501)	(3,286)

Earnings (loss) before income taxes and cumulative effect of accounting change	1,555	(4,195)
Provision (benefit) for income taxes	300	(1,500)

Earnings (loss) before cumulative effect of accounting change	1,255	(2,695)
Cumulative effect of accounting change - Note 4	(20,651)	---

Net earnings (loss)	$(19,396)	$ (2,695)
	=======	=======

Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ .06	$ (.12)
Cumulative effect of accounting change	(.94)	---

Net earnings (loss)	$ (.88)	$ (.12)
	=======	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ .06	$ (.12)
Cumulative effect of accounting change	(.94)	---

Net earnings (loss)	$ (.88)	$ (.12)
	=======	=======

Dividends	$ ---	$ .08

Average shares outstanding:
Basic	22,047	21,998
Diluted	22,154	21,998

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except per share data	July 31, 2001	April 30, 2001
Assets:	(Unaudited)	(Note 1)
Current Assets:
Cash and short-term cash investments	$15,643	$ 20,866
Accounts receivable	88,928	98,159
Inventories - Note 2	72,091	69,441
Prepaid expenses	21,804	18,965
Net assets held for sale	21,118	21,369

	219,584	228,800

Property, Plant and Equipment:	112,852	112,572
Less accumulated depreciation	55,201	53,022

	57,651	59,550

Intangible Assets:
Goodwill, net of accumulated amortization	162,770	183,451
Prepaid pension cost	16,761	16,761
Patents and other intangible assets, net of accumulated amortization	7,497	7,345

	187,028	207,557

Deferred Income Taxes:	998	793
Other Assets:	3,425	4,493

	$468,686	$501,193
	=======	=======
Liabilities and Shareholders' Equity:

Current Liabilities:
Notes payable	$ ---	$ ---
Accounts payable	46,006	48,520
Accrued compensation and benefits	14,083	18,576
Other accrued liabilities	28,166	25,749
Deferred revenue	12,654	13,129
Advances on sales contracts	1,457	1,562

	102,366	107,536

Noncurrent Liabilities:
Deferred income taxes	---	---
Long-term debt	163,695	169,914

	163,695	169,914

Contingencies and Commitments	---	---

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,836,813 and 22,828,742 shares	22,837	22,829
Paid-in capital	43,882	43,835
Retained earnings	160,686	180,082
Treasury stock, at cost (782,440 and 784,837 shares, respectively)	(16,089)	(16,138)
Unamortized value of restricted stock grants	(436)	(439)
Accumulated other comprehensive income (loss)	(8,255)	(6,426)

	202,625	223,743

	$468,686	$501,193
	=======	=======

See accompanying notes to consolidated financial statements.

 4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Three Months Ended July 31,
In thousands	2001	2000
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$(19,396)	$(2,695)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	20,651	---
Depreciation and amortization	4,184	6,908
Special charge	---	4,419
Deferred income taxes	(205)	(629)
Other non-cash items	134	127
Changes in operating accounts:
Receivables	8,628	15,997
Inventories	(2,893)	(3,603)
Prepaid expenses	(2,793)	(1,448)
Accounts payable and accrued expenses	(5,128)	(10,905)

Provided by Operating Activities:	3,182	8,171

Investing Activities:
Additions to property, plant and equipment	(1,667)	(6,559)
Intangible and other assets	(508)	(677)
Other, net	(217)	214

(Used for) Investing Activities:	(2,392)	(7,022)

Financing Activities:
Additions of long-term debt	16,000	13,000
Repayments of long-term debt	(21,938)	(17,012)
Debt issue costs	(48)	---
Other common stock activity	(27)	73
Dividends on common stock	---	(1,758)

(Used for) Financing Activities:	(6,013)	(5,697)

(Decrease) in Cash and Short-Term Cash Investments:	(5,223)	(4,548)
Cash and Short-Term Cash Investments, Beginning of Period	20,866	22,954

Cash and Short-Term Cash Investments, End of Period:	$15,643	$18,406
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

The balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

	July 31, 2001	April 30, 2001
Raw materials & purchased parts	$44,869	$42,576
Work in process	27,222	26,865

	$72,091	$69,441
	======	======

NOTE 3. FY 2001 Restructuring and Other Special Charges

In fiscal 2001, the Company implemented plans to reduce worldwide employment, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

The following table displays a roll forward from April 30, 2001 to July 31, 2001 of the fiscal 2001 accruals established ($ in millions):

	Employee Separations
	Number of Employees	Reserve	Exit Costs	Inventory Write- downs	Asset Impairments	Other Charges	Total
Balance at April 30, 2001	125	$4.2	$0.1	$8.4	$3.0	$2.4	$18.1
Fiscal 2002 utilization	(88)	(1.7)	---	(1.7)	---	(0.1)	(3.5)

Balance at July 31, 2001	37	$2.5	$0.1	$6.7	$3.0	$2.3	$14.6
	===	===	===	===	===	===	====

The aggregate fiscal 2002 amount used of $3.5 million reflects approximately $1.8 million in cash payments and $1.7 million in write-offs.

NOTE 4. Goodwill and Other Intangible Assets - Adoption of Statement No. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on May 1, 2001. Intangible assets that have finite useful lives, consisting primarily of patents, will continue to be amortized over their useful lives.

The standard also requires that goodwill be tested for impairment, which consists of a two-step process that begins with an estimation of the fair value of the Company's reporting units. The first step is a screen for potential impairment and the second measures the amount of impairment, if any. The new standard requires the Company to complete the first step of this test by October 31, 2001. In the first quarter, the Company performed the first step of the impairment test for its Gerber Coburn reporting unit, which comprises its Ophthalmic Lens Processing segment. This test followed a strategic review of the Gerber Coburn unit, including the potential divestiture of the business, and subsequent determination that it would remain a segment of the Company. Based on the valuation the strategic review placed on the Gerber Coburn unit, a goodwill impairment loss of $20.7 million, or $.94 per diluted share, was recognized in the Ophthalmic Lens Processing segment as a cumulative effect of an accounting change. The Company has not completed the first step of the impairment test for its remaining business units and believes that it may have additional impairments under this standard upon completion of the test by October 31, 2001.

The following table reflects the Company's comparative net earnings (loss) before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

	Three Months Ended July 31,
In thousands, except per share amounts	2001	2000
Reported earnings (loss) before cumulative effect of accounting change	$ 1,255	$ (2,695)
Add back: Goodwill amortization, net of taxes	---	1,341

Adjusted earnings (loss) before cumulative effect of accounting change	1,255	(1,354)
Cumulative effect of accounting change	(20,651)	---

Adjusted net earnings (loss)	$(19,396)	$(1,354)
	=======	======

	2001	2000
Basic earnings per share:
Reported earnings (loss) before cumulative effect of accounting change	$ .06	$ (.12)
Goodwill amortization, net of taxes	---	.06

Adjusted earnings (loss) before cumulative effect of accounting change	.06	(.06)
Cumulative effect of accounting change	(.94)	---

Adjusted net earnings (loss)	$ (.88)	$ (.06)
	=======	======

	2001	2000
Diluted earnings per share:
Reported earnings (loss) before cumulative effect of accounting change	$ .06	$ (.12)
Goodwill amortization, net of taxes	---	.06

Adjusted earnings (loss) before cumulative effect of accounting change	$ .06	$ (.06)
Cumulative effect of accounting change	(.94)	---

Adjusted net earnings (loss)	$ (.88)	$ (.06)
	=======	======

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense and intangible assets not subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$9,340	$2,972
Other	3,276	2,147

	12,616	5,119

Unamortized intangible assets:
Goodwill	193,986	31,216
Prepaid pension cost	16,761	---

	210,747	31,216

	$223,363	$36,335
	=======	======

Amortization expense for the next five fiscal years is estimated to be approximately $1.7 million per year.

The following table displays the changes in the carrying amount of goodwill by operating segment for the quarter ended July 31, 2001 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2001	$130,305	$12,499	$40,647	$183,451
Impairment losses	---	---	(20,651)	(20,651)
Other	(24)	(7)	1	(30)

Balance as of July 31, 2001	$130,281	$12,492	$19,997	$162,770
	=======	======	======	=======

NOTE 5. Derivative Instruments and Hedging Activities - Adoption of Statement No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 137 and SFAS No. 138 (as amended, hereafter referred to as SFAS No. 133), which the Company adopted effective May 1, 2001. Under SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of changes in fair value of cash flow hedges is reported in earnings as it occurs.

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage certain of these exposures, the Company uses derivative instruments, which include forward exchange contracts and an interest rate swap. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties.

Foreign Currency Risk

The Company's global presence and international sales and purchases expose it to fluctuations in foreign currency exchange rates. Foreign currency exposures are identified and managed at the operating unit level. The Company has foreign currency forward contracts that are designated as hedges of the cash flow variability arising from forecasted foreign-currency denominated sales and purchases. Gains and losses on those derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into earnings in the period in which the hedged transaction impacts earnings.

In addition, the Company hedges, from time to time, some foreign-currency denominated transactions that are firm commitments. The gains and losses on those derivative instruments are reported in earnings and largely offset the transaction gains and losses of the related balance sheet items. The Company also has foreign currency net asset exposures. Currently, the Company does not hold any derivative contracts that hedge its foreign currency net asset exposures but may consider such strategies in the future.

As of July 31, 2001, the Company was party to approximately $9.7 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 9 months. The fair value of the contracts outstanding at July 31, 2001 was a $0.3 million net liability.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62.0 million that decreases ratably to $32.0 million over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion of interest expense at a fixed rate. The fair value of this swap was a $0.9 million net liability as of July 31, 2001.

Year to Date Activity

At July 31, 2001, the fair value of derivatives held by the Company was a $1.2 million net liability. The non-shareholders' changes in equity associated with hedging activity for the three months ended July 31, 2001 were as follows:

(in thousands)
Fair value -- May 1, 2001	$ ---
Transition adjustment	(756)
Cash flow hedging gain (loss), net	(726)
Net loss reclassified to income statement	232

Fair value -- July 31, 2001	$(1,250)
======

Of the amount recorded in shareholders' equity at July 31, 2001, a $0.8 million loss is expected to be reclassified into earnings in fiscal 2002.

Hedges of the Net Investment in a Foreign Operation

The net amount of gains on foreign currency denominated balances that were designated as, and were effective as, economic hedges of a net investment in a foreign entity were $0.3 million for the three months ended July 31, 2001. These gains were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

NOTE 6. Segment Information
	Three Months Ended July 31,
In thousands	2001	2000

Segment revenue:
Sign Making & Specialty Graphics	$ 63,818	$ 68,853
Apparel & Flexible Materials	41,257	46,887
Ophthalmic Lens Processing	19,819	22,650

	$124,894	$138,390
	=======	=======

Segment profit (loss):
Sign Making & Specialty Graphics	$ 5,109	$ 2,855
Apparel & Flexible Materials	1,975	(147)
Ophthalmic Lens Processing	1,028	840

	$ 8,112	$ 3,548
	=======	=======
A reconciliation of total segment profits to consolidated earnings before income taxes and cumulative effect of accounting change follows:
	Three Months Ended July 31,
In thousands	2001	2000

Segment profit	$8,112	$3,548
Corporate expenses, net	(3,056)	(4,457)

Earnings (loss) before interest and taxes and cumulative effect of accounting change	5,056	(909)
Interest expense	(3,501)	(3,286)

Earnings (loss) before income taxes and cumulative effect of accounting change	$1,555	$(4,195)
	======	======

Segment profit (loss) for the three months ended July 31, 2000 included goodwill amortization and special charges of $1,505,000 and $789,000, respectively, for the Sign Making and Specialty Graphics operating segment; $259,000 and $1,034,000 for the Apparel and Flexible Materials operating segment; and $477,000 and $0 for the Ophthalmic Lens Processing operating segment. Net corporate expenses for the three months ended July 31, 2000 included special charges of $2,596,000. These expenses were not incurred for the three months ended July 31, 2001.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K.

NOTE 7. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended July 31,
In thousands	2001	2000
Net earnings (loss)	$(19,396)	$(2,695)
Other comprehensive income (loss):
Foreign currency translation adjustments	(775)	214
Cash flow hedging gain (loss), net	(1,054)	---

Total comprehensive income (loss)	$(21,225)	$(2,481)
	=======	======

NOTE 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended July 31,
	2001	2000
Numerator:
Earnings (loss) before cumulative effect of accounting change	$ 1,255,000	$(2,695,000)
Cumulative effect of accounting change	(20,651,000)	---

Net earnings (loss)	$(19,396,000)	$(2,695,000)
	==========	=========
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,047,322	21,997,623
Effect of dilutive securities:
Stock options	106,595	---

Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,153,917	21,997,623
	=========	=========
Basic earnings (loss) per share before cumulative effect of accounting change	$ .06	$ (.12)
Cumulative effect of accounting change	(.94)	---

Basic earnings (loss) per share	$ (.88)	$ (.12)
	=========	=========
Diluted earnings (loss) per share before cumulative effect of accounting change	$ .06	$ (.12)
Cumulative effect of accounting change	(.94)	---

Diluted earnings (loss) per share	$ (.88)	$ (.12)
	=========	=========

For the three months ended July 31, 2000, common stock equivalents were not included in the calculation of diluted loss per share above because they were antidilutive.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at July 31, 2001 and for the three-month periods ended July 31, 2001 and 2000, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 22, 2001 appearing on page 16. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.

We have made a review of the consolidated statements of earnings and cash flows of Gerber Scientific, Inc. and subsidiaries for the three-month periods ended July 31, 2001 and 2000, and the consolidated balance sheet as of July 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with auditing standards generally accepted in the United States of America, and expressed our unqualified opinion dated May 30, 2001 on the consolidated financial statements for the year ended April 30, 2001 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings and cash flows for the three-month periods ended July 31, 2001 and 2000, or the consolidated balance sheet as of July 31, 2001 for them to be in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles beginning May 1, 2001.

/s/ KPMG LLP

Hartford, Connecticut
August 22, 2001

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's short-term liquidity at July 31, 2001 was adequate for the Company's requirements. The Company's ratio of current assets to current liabilities was 2.1 to 1 at July 31, 2001 and April 30, 2001. Net working capital at July 31, 2001 was $117.2 million, a decrease of $4.0 from the beginning of the fiscal year. Cash and investments totaled $15.6 million at July 31, 2001 compared with $20.9 million at the end of the prior fiscal year. The lower cash balance at July 31, 2001 was offset slightly by a net increase in the remaining working capital accounts.

Net working capital included $21.1 million and $21.4 million of assets held for sale at July 31, 2001 and April 30, 2001, respectively. These amounts represent the carrying value (adjusted to fair value) of certain facilities that the Company either plans to sell outright or sell and leaseback. The Company will use the net cash proceeds from asset sales and sale leaseback transactions to reduce long-term debt. On August 3, 2001, the Company completed the sale and leaseback of three facilities including its headquarters in South Windsor, CT. The net proceeds from this transaction were approximately $17.2 million and were used to reduce the Company's long-term debt.

The principal non-operating uses of cash in this year's first quarter were for net repayments of long-term debt of $5.9 million and additions to property, plant, and equipment of $1.7 million. The Company anticipates capital expenditures for the current fiscal year will be in the range of $11 to $12 million, with no major capital projects planned.

The Company's total long-term debt at July 31, 2001 was $163.7 million, down from the April 30, 2001 balance of $169.9 million. Net debt (total debt less cash and short-term cash investments) was $148.1 million at July 31, 2001 compared with $149.0 million at April 30, 2001 and the ratio of net debt to total capital increased to 42.2 percent at July 31, 2001 from 40.0 percent at April 30, 2001. The higher ratio was caused predominantly by the impairment loss recorded upon the Company's adoption of the new accounting standard for goodwill, which is discussed below.

Covenants in the Company's revolving credit facility require it to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At July 31, 2001, the Company was in compliance with the covenants. As long as debt exceeds two times EBITDA, the amended facility will place restrictions on dividends and investments and require the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. Borrowings under the credit facility are secured by substantially all the assets of the domestic subsidiaries and a 65 percent stock pledge of material foreign subsidiaries, as defined therein.

RESULTS OF OPERATIONS

Consolidated revenue for the three-month period ended July 31, 2001 decreased $13.5 million (9.8 percent) from the prior year comparable period. The decreases occurred in each of the Company's operating segments, in each major geographic market, and reflected both lower product sales and service revenue.

The lower product sales were caused predominantly by weakness in North American markets and by lower foreign currency exchange rates, which together impacted sales of the Company's equipment and aftermarket supplies and affected its service revenue. The softness in North America was due to further deterioration of economic conditions that impacted the demand for capital equipment, especially in the Apparel and Flexible Materials operating segment. Although comparable to the prior year, North American demand for capital equipment in the Ophthalmic Lens Processing operating segment reflected the largest proportional reduction in the Company from last year's fourth quarter, which was coincident with lower industry prescription volumes. Aftermarket sales also fell but the economic softening had a more profound impact on equipment sales, which resulted in significant product sales shortfalls from the prior year.

Weaker foreign currency translation rates, especially in Europe, suppressed consolidated revenue by approximately $5.7 million in the three-month period ended July 31, 2001 versus the comparable prior year period. Foreign currency effects on competitive pricing in European markets, which is not measurable, also pressured sales (and profitability), primarily in the Apparel and Flexible Materials operating segment. Weaker demand in international markets (principally Asia, Latin America, and Australia) caused largely by economic uncertainty in North America also continued from last year's fourth quarter, particularly in the Apparel and Flexible Materials operating segment.

Service revenue decreased $0.4 million (2.9 percent) in the three-month period ended July 31, 2001 from the prior year comparable period. The decrease occurred primarily in the Apparel and Flexible Materials operating segment and resulted largely from the translation effect on service revenue earned in weaker European currencies.

The consolidated gross profit margin in this year's three-month period ended July 31, 2001 of 35.3 percent was the same as the prior year comparable period, despite the revenue shortfall. The gross profit margin was the same or higher in each of the Company's operating segments. The impact of the fiscal 2001 cost reduction actions was an offset to the unfavorable effect of the lower sales revenue, the gross margin impact of lower currency values, and the proportional shift from higher margin equipment sales (hardware and software) to lower margin aftermarket sales (consumables and spare parts).

Selling, general, and administrative (S,G,&A) expenses decreased $3.9 million (10.8 percent) in this year's first quarter from the prior year comparable period, primarily the result of last year's cost reduction actions. Higher expenses associated with the implementation of an enterprise resource planning system in the prior year also contributed to the decrease. As a percentage of sales, S,G&A expenses were 25.6 percent in this year's first quarter, compared with 26.0 percent in the prior year comparable period.

Research and development (R&D) spending decreased $0.6 million (7.1 percent) in this year's first quarter. As a percentage of sales, R&D was 5.8 percent in the first quarter of this year compared with 5.6 percent in the prior year period.

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." In accordance with this standard, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on May 1, 2001. This resulted in a favorable impact to pre-tax earnings of $2.2 million and to net earnings of $1.6 million, or $.07 per diluted share. This standard also requires the Company to screen its reporting units for potential impairments, which it must complete by October 31, 2001. The Company completed this screen for its Ophthalmic Lens Processing segment and determined that a goodwill impairment was both probable and reasonably estimated. Accordingly, an impairment loss of $20.7 million, or $.94 per diluted share, was recorded as a cumulative effect of an accounting change. See further discussion of the impact of this statement under the caption "New Accounting Pronouncements" below and in Note 4 of the "Notes to Consolidated Financial Statements" of this quarterly report.

In last year's first quarter, the Company recorded a $4.4 million pre-tax special charge that consisted of provisions for severance of $1.9 million, provisions for anticipated losses on the sale of facilities of $2.3 million, and $0.2 million for other asset impairments. See Note 3 of the "Notes to Consolidated Financial Statements" of this quarterly report for further discussion of this special charge.

Interest expense increased $0.2 million in the first quarter of the current year, which was principally the result of higher interest rates due to changes required by the March 2001 amendment to the Company's bank credit facility. Lower debt balances outstanding were a partial offset. Substantially all of the borrowings were against the Company's bank credit facility.

The rate for income taxes was 19.3 percent for the three months ended July 31, 2001 compared with 35.8 percent in the comparable year period and 27.1 percent for the full prior fiscal year. The lower tax rate this year is primarily the result of tax reduction strategies involving the Company's wholly owned foreign subsidiaries and the tax impact of adopting the new accounting standard for goodwill.

As a result of the above, net loss in this year's first quarter was $19.4 million, or $.88 per diluted share, compared with a net loss of $2.7 million or $.12 per diluted share, in the prior year first quarter. Excluding the cumulative effect of an accounting change of $20.7 million ($.94 per diluted share), net earnings in this year's first quarter were $1.3 million, or $.06 per diluted share. Excluding last year's first quarter special charge of $4.4 million ($.13 per diluted share), net earnings were $0.1 million, or $.01 diluted earnings per share.

NEW ACCOUNTING PRONOUNCEMENTS

Effective May 1, 2001, the Company adopted Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. See discussion in Note 5 of the "Notes to Consolidated Financial Statements" of this quarterly report for a further discussion of the impact of this statement on the Company.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 in the first quarter of fiscal 2002 and this adoption had no material impact on the Company's financial reporting and related disclosures.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires an evaluation of the goodwill asset to determine any level of impairment. See discussion in Note 4 of the "Notes to Consolidated Financial Statements" of this quarterly report for a further discussion of the impact of this statement on the Company.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company from those presented in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(10.1)*	Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc.

(10.2)*	Letter Agreement dated as of August 1, 2001 and Modification dated as of August 30, 2001 between the Company and Elaine A. Pullen.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information

(b)     Reports on Form 8-K

Three Form 8-K's were filed in the first quarter of fiscal year 2002. The first 8-K, dated May 2, 2001, contained a press release announcing Gerber Coburn Optical, Inc. was to remain a business segment of the Company after completion of an evaluation of strategic alternatives. The second 8-K, also dated May 2, 2001, contained a press release announcing the retirement of Gary K. Bennett, Senior Vice President, Finance of the Company. The third 8-K, dated May 31, 2001, contained a press release announcing the Company's financial results for the quarter and year ended April 30, 2001.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC
(Registrant)

Date:	September 13, 2001	By:	/ s / Anthony L. Mattacchione
Anthony L. Mattacchione Corporate Controller, Acting Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Index Number		Page

(10.1)*	Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc.

(10.2)*	Letter Agreement dated as of August 1, 2001 and Modification dated as of August 30, 2001 between the Company and Elaine A. Pullen.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information

*Filed herewith.