Form 10-Q
period 2001-10-31
GERBER SCIENTIFIC INC
filed 2001-12-13
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/. No / /.

At October 31, 2001, 22,068,461 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended October 31, 2001

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)	Three Months Ended October 31,
In thousands (except per share data)	2001	2000

Revenue:
Product sales	$118,979	$130,463
Service	12,376	12,391
	131,355	142,854
Costs and Expenses:
Cost of product sales	77,883	82,589
Cost of service	6,867	7,940
Selling, general and administrative	33,063	35,846
Research and development expenses	7,065	7,515
Goodwill amortization - Note 4	---	2,235
	124,878	136,125

Operating income	6,477	6,729

Other (expense)	(397)	(434)
Interest expense	(3,106)	(3,350)

Earnings before income taxes and cumulative effect of accounting change	2,974	2,945
Provision for income taxes	800	1,100
Earnings before cumulative effect of accounting change	2,174	1,845
Cumulative effect of accounting change - Note 4	---	---

Net earnings	$ 2,174	$ 1,845
	=======	=======
Earnings per share of common stock:
Basic:
Earnings before cumulative effect of accounting change	$ .10	$ .08
Cumulative effect of accounting change	---	---
Net earnings	$ .10	$ .08
	=======	=======
Diluted:
Earnings before cumulative effect of accounting change	$ .10	$ .08
Cumulative effect of accounting change	---	---
Net earnings	$ .10	$ .08
	=======	=======

Dividends	$ ---	$ .08

Average shares outstanding:
Basic	22,058	22,009
Diluted	22,204	22,009

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)	Six Months Ended October 31,
In thousands (except per share data)	2001	2000

Revenue:
Product sales	$231,805	$256,421
Service	24,444	24,823
	256,249	281,244
Costs and Expenses:
Cost of product sales	151,744	163,692
Cost of service	13,791	16,338
Selling, general and administrative	65,092	71,769
Research and development expenses	14,268	15,270
Goodwill amortization - Note 4	---	4,476
Special charge - Note 3	---	4,419
	244,895	275,964

Operating income	11,354	5,280

Other income (expense)	(218)	106
Interest expense	(6,607)	(6,636)

Earnings (loss) before income taxes and cumulative effect of accounting change	4,529	(1,250)
Provision (benefit) for income taxes	1,100	(400)
Earnings (loss) before cumulative effect of accounting change	3,429	(850)
Cumulative effect of accounting change - Note 4	(134,251)	---

Net earnings (loss)	$(130,822)	$ (850)
	========	=======
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ .16	$ (.04)
Cumulative effect of accounting change	(6.09)	---
Net earnings (loss)	$ (5.93)	$ (.04)
	========	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ .15	$ (.04)
Cumulative effect of accounting change	(6.05)	---
Net earnings (loss)	$ (5.90)	$ (.04)
	========	=======
Dividends	$ ---	$ .16

Average shares outstanding:
Basic	22,053	22,003
Diluted	22,179	22,003

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts	October 31, 2001	April 30, 2001
Assets:	(Unaudited)	(Note 1)
Current Assets:
Cash and short-term cash investments	$ 13,306	$ 20,866
Accounts receivable	89,785	98,159
Inventories - Note 2	69,916	69,441
Prepaid expenses	23,291	18,965
Net assets held for sale	4,879	21,369
	201,177	228,800
Property, Plant and Equipment	114,893	112,572
Less accumulated depreciation	58,495	53,022
	56,398	59,550
Intangible Assets:
Goodwill, net of accumulated amortization - Note 4	49,136	183,451
Prepaid pension cost	16,761	16,761
Patents and other intangible assets, net of accumulated amortization	7,562	7,345
	73,459	207,557
Deferred Income Taxes	---	793
Other Assets	2,784	4,493
	$333,818	$501,193
	=======	=======
Liabilities and Shareholders' Equity:

Current Liabilities:
Notes payable	$ ---	$ ---
Accounts payable	44,047	48,520
Accrued compensation and benefits	15,713	18,576
Other accrued liabilities	32,333	25,749
Deferred revenue	12,450	13,129
Advances on sales contracts	1,661	1,562
	106,204	107,536
Noncurrent Liabilities:
Deferred income taxes	42	---
Long-term debt	136,202	169,914
	136,244	169,914

Contingencies and Commitments	---	---

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,848,401 and 22,828,742 shares	22,848	22,829
Paid-in capital	43,957	43,835
Retained earnings	49,260	180,082
Treasury stock, at cost (779,940 and 784,837 shares, respectively)	(16,037)	(16,138)
Unamortized value of restricted stock grants	(409)	(439)
Accumulated other comprehensive income (loss)	(8,249)	(6,426)
	91,370	223,743
	$333,818	$501,193
	=======	=======

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended October 31,
In thousands	2001	2000
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$(130,822)	$ (850)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change - Note 4	134,251	---
Depreciation and amortization	8,092	13,993
Special charge - Note 3	---	4,419
Deferred income taxes	835	(283)
Other non-cash items	271	265
Changes in operating accounts:
Receivables	8,498	18,587
Inventories	(674)	532
Prepaid expenses	(2,515)	583
Accounts payable and accrued expenses	(5,233)	(15,266)
Provided by Operating Activities:	12,703	21,980
Investing Activities:
Additions to property, plant and equipment	(2,844)	(8,872)
Proceeds from sale of assets	17,183	---
Intangible and other assets	(886)	(752)
Other, net	254	(2,209)
Provided by (Used for) Investing Activities:	13,707	(11,833)
Financing Activities:
Additions of long-term debt	23,000	23,000
Repayments of long-term debt	(56,922)	(34,417)
Exercise of stock options	32	---
Debt issue costs	(48)	(167)
Other common stock activity	(32)	73
Dividends on common stock	---	(3,517)
(Used for) Financing Activities:	(33,970)	(15,028)
(Decrease) in Cash and Short-Term Cash Investments:	(7,560)	(4,881)
Cash and Short-Term Cash Investments, Beginning of Period	20,866	22,954
Cash and Short-Term Cash Investments, End of Period:	$ 13,306	$18,073
	=======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

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

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

	October 31, 2001	April 30, 2001
Raw materials & purchased parts	$ 44,183	$42,576
Work in process	25,733	26,865
	$ 69,916	$69,441
	=======	======

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

The following table displays a roll forward from April 30, 2001 to October 31, 2001 of the fiscal 2001 accruals established ($ in millions):

	Employee Separations
	Number of Employees	Reserve	Exit Costs	Inventory Write-downs	Asset Impairments	Other Charges	Total
Balance at April 30, 2001	125	$4.2	$0.1	$8.4	$3.0	$2.4	$18.1
Fiscal 2002 utilization	(118)	(3.4)	(0.1)	(8.4)	(3.0)	(1.0)	(15.9)
Balance at October 31, 2001	7	$0.8	$ ---	$ ---	$ ---	$1.4	$2.2
	====	====	====	====	====	====	====

The aggregate fiscal 2002 amount used of $15.9 million reflects approximately $3.4 million in cash payments and $12.5 million in write-offs.

NOTE 4. Goodwill and Other Intangible Assets - Adoption of Statement No. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company early adopted SFAS No. 142 on May 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on May 1, 2001. Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their useful lives.

The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of May 1, 2001. To do this, the Company identified its reporting units and determined the carrying value of each by assigning the Company's assets and liabilities, including existing goodwill, to them as of May 1, 2001. The Company then determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting unit's carrying value. As of October 31, 2001, the Company completed this first step, which indicated that goodwill recorded in the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segment was impaired as of May 1, 2001.

In the second step, the Company compared the implied fair value of the affected reporting unit's goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 "Business Combinations." As of October 31, 2001, the Company completed this second step and measured and recognized a transitional impairment loss of $134.3 million as a cumulative effect of a change in accounting principle in its statement of earnings.

The circumstances leading to the goodwill impairment in the Ophthalmic Lens Processing segment, which amounted to $20.7 million, included softness in end sales of prescription optical lenses, consolidation in both the retail and wholesale segments of the ophthalmic industry, and global economic weakness for that segment's capital equipment products. These negative industry and economic trends had lowered the Ophthalmic Lens Processing segment's operating profits and cash flows over the last two fiscal years and the current year earnings forecast does not reflect improvement. The fair value used to determine the impairment was based on a strategic review conducted by the Company in last year's fourth quarter, which included a possible sale, merger, or partnership with another business.

The circumstances leading to the goodwill impairments for the European reporting units of the Sign Making and Specialty Graphics segment included an increase in competition for that segment's aftermarket supplies and weaker demand for sign making capital equipment caused by worsening global economic trends. These circumstances caused lower than expected operating profits and cash flows and are evidence that initial growth expectations assumed when the company was acquired have not materialized. The fair value used to determine the impairment loss in the Sign Making and Specialty Graphics segment, which amounted to $113.6 million, was based on a combination of earnings multiples and discounted cash flow valuation techniques.

The following table reflects the Company's comparative net earnings (loss) before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands except per share amounts	2001	2000	2001	2000
Reported earnings (loss) before cumulative effect of accounting change	$ 2,174	$ 1,845	$ 3,429	$ (850)
Add back: Goodwill amortization, net of taxes	---	2,135	---	3,476
Adjusted earnings before cumulative effect of accounting change	2,174	3,980	3,429	2,626
Cumulative effect of accounting change	---	---	(134,251)	---
Adjusted net earnings (loss)	$ 2,174	$ 3,980	$(130,822)	$ 2,626
	=======	=======	========	=======

Basic earnings per share:
Reported earnings (loss) before cumulative effect of accounting change	$ .10	$ .08	$ .16	$ (.04)
Goodwill amortization, net of taxes	---	.10	---	.16
Adjusted earnings before cumulative effect of accounting change	.10	.18	.16	.12
Cumulative effect of accounting change	---	---	(6.09)	---
Adjusted net earnings (loss)	$ .10	$ .18	$ (5.93)	$ .12
	======	======	========	======

Diluted earnings per share:
Reported earnings (loss) before cumulative effect of accounting change	$ .10	$ .08	$ .15	$ (.04)
Goodwill amortization, net of taxes	---	.10	---	.16
Adjusted earnings before cumulative effect of accounting change	.10	.18	.15	.12
Cumulative effect of accounting change	---	---	(6.05)	---
Adjusted net earnings (loss)	$ .10	$ .18	$ (5.90)	$ .12
	======	======	========	======

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense and intangible assets not subject to amortization (in thousands):

	As of October 31, 2001
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 9,665	$ 3,060
Other	3,314	2,357
	12,979	5,417
Unamortized intangible assets:
Goodwill	80,224	31,088
Prepaid pension cost	16,761	---
	96,985	31,088
	$109,964	$36,505
	=======	======

Amortization expense for intangible assets subject to amortization was $0.6 million for the six months ended October 31, 2001 and is estimated to be approximately $1.1 million annually for the next five fiscal years. Amortization expense for intangible assets subject to amortization for the year ended April 30, 2001 was $10.9 million, which includes goodwill amortization of $8.9 million.

The following table displays the changes in the carrying amount of goodwill by operating segment for the six months ended October 31, 2001 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2001	$130,305	$12,499	$40,647	$183,451
Impairment losses	(113,600)	---	(20,651)	(134,251)
Other	(76)	8	4	(64)
Balance as of October 31, 2001	$ 16,629	$12,507	$20,000	$ 49,136
	=======	======	======	=======

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

As of October 31, 2001, the Company was party to approximately $18.1 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 7 months. The fair value of the contracts outstanding at October 31, 2001 was a $0.1 million net liability.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62.0 million that decreases ratably to $32.0 million over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion of interest expense at a fixed rate. The fair value of this swap was a $1.6 million net liability as of October 31, 2001.

Year to Date Activity

At October 31, 2001, the fair value of derivatives held by the Company was a $1.7 million net liability. The non-shareholders' changes in equity associated with hedging activity for the six months ended October 31, 2001 were as follows:

(in thousands)
Fair value -- May 1, 2001	$ ---
Transition adjustment	(756)
Cash flow hedging gain (loss), net	(1,489)
Net loss reclassified to income statement	507
Fair value -- October 31, 2001	$(1,738)
======

Of the amount recorded in shareholders' equity at October 31, 2001, a $0.7 million loss is expected to be reclassified into earnings in fiscal 2002.

Hedges of the Net Investment in a Foreign Operation

The net amount of losses on foreign currency denominated balances that were designated as, and were effective as, economic hedges of a net investment in a foreign entity were $0.2 million for the six months ended October 31, 2001. These gains were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

NOTE 6. Segment Information
	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2001	2000	2001	2000

Segment revenue:
Sign Making & Specialty Graphics	$ 68,412	$ 70,112	$132,230	$138,965
Apparel & Flexible Materials	41,996	49,615	83,253	96,502
Ophthalmic Lens Processing	20,947	23,127	40,766	45,777
	$131,355	$142,854	$256,249	$281,244
	=======	=======	=======	=======

Segment profit:
Sign Making & Specialty Graphics	$ 5,850	$ 4,404	$ 10,959	$ 7,259
Apparel & Flexible Materials	3,416	1,605	5,391	1,458
Ophthalmic Lens Processing	1,221	1,281	2,249	2,121
	$ 10,487	$ 7,290	$ 18,599	$ 10,838
	=======	=======	=======	=======
A reconciliation of total segment profits to consolidated earnings before income taxes is as follows:
	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2001	2000	2001	2000

Segment profit	$10,487	$7,290	$18,599	$10,838
Corporate expenses and special charge, net of other income/expense	(4,407)	(995)	(7,463)	(5,452)
Earnings before interest and taxes	6,080	6,295	11,136	5,386
Interest expense	(3,106)	(3,350)	(6,607)	(6,636)
Earnings (loss) before income taxes and cumulative effect of accounting change	$ 2,974	$2,945	$ 4,529	$(1,250)
	======	======	======	======

Segment profit (loss) for the three and six months ended October 31, 2000 included goodwill amortization of $1.5 million and $3.0 million, respectively, for the Sign Making and Specialty Graphics operating segment; $0.3 million and $0.5 million for the Apparel and Flexible Materials operating segment; and $0.5 million and $1.0 million for the Ophthalmic Lens Processing operating segment. Goodwill amortization was not incurred for the three and six months ended October 31, 2001.

Segment profit (loss) for the six months ended October 31, 2000 included special charges of $0.8 million for the Sign Making and Specialty Graphics operating segment and $1.0 million for the Apparel and Flexible Materials operating segment. Net corporate expenses for the six months ended October 31, 2000 included special charges of $2.6 million. These expenses were not incurred for the six months ended October 31, 2001.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K.

NOTE 7. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2001	2000	2001	2000
Net earnings (loss)	$2,174	$1,845	$(130,822)	$ (850)
Other comprehensive income (loss):
Foreign currency translation adjustments	690	(2,423)	(85)	(2,209)
Cash flow hedging gain (loss), net	(684)	---	(1,738)	---
Total comprehensive income (loss)	$2,180	$ (578)	$(132,645)	$(3,059)
	=====	=====	========	======

NOTE 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands (except per share data)	2001	2000	2001	2000
Numerator:
Earnings (loss) before cumulative effect of accounting change	$2,174	$ 1,845	$ 3,429	$(850)
Cumulative effect of accounting change	---	---	(134,251)	---
Net earnings (loss)	$2,174	$ 1,845	$(130,822)	$(850)
	=====	=====	========	=====
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,058	22,009	22,053	22,003
Effect of dilutive securities:
Stock options	146	---	126	---
Denominator for diluted earnings per share --adjusted weighted-average shares outstanding	22,204	22,009	22,179	22,003
	=====	=====	=======	======
Basic earnings (loss) per share before cumulative effect of accounting change	$ .10	$ .08	$ .16	$ (.04)
Cumulative effect of accounting change	---	---	(6.09)	---
Basic earnings (loss) per share	$ .10	$ .08	$ (5.93)	$ (.04)
	=====	=====	=======	======
Diluted earnings (loss) per share before cumulative effect of accounting change	$ .10	$ .08	$ .15	$ (.04)
Cumulative effect of accounting change	---	---	(6.05)	---
Diluted earnings (loss) per share	$ .10	$ .08	$ (5.90)	$ (.04)
	=====	=====	=======	======

For the three months ended October 31, 2000, there were no common stock equivalents because the average market price for the Company's stock was lower than the exercise price on all outstanding stock options. For the six months ended October 31, 2000, there were 1,497 shares of common stock equivalents that were not included in the calculation of diluted EPS above because they were antidilutive.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at October 31, 2001 and for the three- and six-month periods ended October 31, 2001 and 2000, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 29, 2001 appearing on page 16. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.

We have made a review of the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and six-month periods ended October 31, 2001 and 2000, the consolidated statements of cash flows for the six-month periods ended October 31, 2001 and 2000, and the consolidated balance sheet as of October 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. We have previously audited, in accordance with auditing standards generally accepted in the United States of America, and expressed our unqualified opinion dated May 30, 2001 on the consolidated financial statements for the year ended April 30, 2001 (not presented herein). The aforementioned financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and six-month periods ended October 31, 2001 and 2000, the consolidated statements of cash flows for the six-month periods ended October 31, 2001 and 2000, or the consolidated balance sheet as of October 31, 2001 for them to be in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the information in the accompanying consolidated balance sheet as of April 30, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles beginning May 1, 2001.

/s/ KPMG LLP

Hartford, Connecticut
November 29, 2001

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's short-term liquidity at October 31, 2001 was adequate for its requirements. The Company's ratio of current assets to current liabilities was 1.9 to 1 at October 31, 2001 and 2.1 to 1 at April 30, 2001. Net working capital at October 31, 2001 was $95.0 million, a decrease of $26.3 from the beginning of the fiscal year. Cash and investments totaled $13.3 million at October 31, 2001 compared with $20.9 million at the end of the prior fiscal year. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to lower cash balances maintained at foreign locations, lower account receivable balances resulting from lower revenue and accelerated cash collection efforts, and the sale and leaseback of facilities previously held for sale. Lower accounts payable balances, due largely to the timing of vendor payments, were offsets to cash generation this fiscal year. The Company expects that available cash and its existing credit facility will be sufficient to meet its normal operating requirements over the near term.

Net working capital included $4.9 million and $21.4 million of assets held for sale at October 31, 2001 and April 30, 2001, respectively. On August 3, 2001, the Company completed the sale and leaseback of three facilities including its headquarters in South Windsor, CT. Net proceeds from this transaction of approximately $17.2 million were used to reduce the Company's long-term debt. The remaining amount represented the carrying value (adjusted to fair value) of certain facilities and land that the Company intends to sell outright. If successful, the Company will use the net cash proceeds from these asset sale transactions to reduce long-term debt.

The principal non-operating uses of cash in the first two quarters were for net repayments of long-term debt of $33.9 million and additions to property, plant, and equipment of $2.8 million. The Company anticipates capital expenditures for the current fiscal year will be in the range of $5.0 to $6.0 million, with no major capital projects planned.

The Company's total long-term debt at October 31, 2001 was $136.2 million, down $33.7 million from the April 30, 2001 balance of $169.9 million. Net debt (total debt less cash and short-term cash investments) was $122.9 million at October 31, 2001 compared with $149.0 million at April 30, 2001 and the ratio of net debt to total capital increased to 57.4 percent at October 31, 2001 from 40.0 percent at April 30, 2001. The higher ratio was caused predominantly by the cumulative effect of an accounting change recorded upon the Company's adoption of the new accounting standard for goodwill discussed below.

Covenants in the Company's revolving credit facility require it to maintain certain levels of net worth, certain ratios of total debt to EBITDA, and a minimum fixed charge coverage amount, as defined therein. At October 31, 2001, the Company was in compliance with the covenants. As long as debt exceeds two times EBITDA, the facility places restrictions on dividends and investments and requires the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. Borrowings under the credit facility are secured by substantially all the assets of the domestic subsidiaries and a 65 percent stock pledge of material foreign subsidiaries, as defined therein.

RESULTS OF OPERATIONS

Consolidated revenue for the three-month period ended October 31, 2001 decreased $11.5 million (8.0 percent) and for the six-month period ended October 31, 2001 decreased $25.0 million (8.9 percent) from the prior year comparable periods. The decreases reflected lower product sales while service revenue was approximately the same as the prior year.

The lower product sales were caused by continued weak global demand for the Company's capital equipment products. Product sales were lower in each operating segment than the prior year comparable periods, with the most significant proportional declines occurring in the Apparel and Flexible Materials and Ophthalmic Lens Processing segments. Within product sales, aftermarket sales (consumable materials and spare parts) were comparable with both prior year periods and provided stability considering the lower equipment revenues.

On a geographic basis, the Company's volume of business was lower in each major geographic market versus both the three- and six-month comparable periods, except Europe which was roughly the same as last year's second quarter. The largest declines were in Non-European International markets, particularly Japan, Latin America, Australia, and Turkey, although North American markets continued to be suppressed. The Non-European International markets have been negatively affected by continued reduced demand from their North American business partners, particularly for apparel equipment products. Foreign currency translation did not have a material impact on revenue for the three-month period ended October 31, 2001, but lowered revenue approximately $5.4 million (2.1 percent) in the first six months compared with the prior year.

The consolidated gross profit margins in this year's three- and six-month periods ended October 31, 2001 were 35.5 percent and 35.4 percent, respectively, which were slightly below the prior year margins of 36.6 percent and 36.0 percent. Gross margins on product sales were lower and on service revenue were higher. From a business mix perspective, the lower equipment revenue continued to impact profitability and caused the Company's lower margin aftermarket revenue to represent a higher proportion of total revenue, which reduced the overall gross margin. Equipment sales (hardware and software) slipped to 35.9 percent and 35.8 percent of the Company's total revenues for the three- and six-month periods ended October 31, 2001, compared with 41.4 percent and 40.2 percent of sales in the prior year comparable periods. Competitive pricing pressure was also a factor lowering the gross margin. These margin effects were significantly offset by cost reductions realized from last year's initiatives as well as further spending control this year. The increases in the service gross margins this year were also caused by cost reduction initiatives implemented in last year's fourth quarter.

The impact of changes in foreign currency values had an insignificant impact on the gross margin in this year's second quarter and lowered the overall gross margin approximately $1.0 million (0.4 percentage points) in the first six months compared to the prior year periods.

Selling, general, and administrative (S,G,&A) expenses decreased $2.8 million (7.8 percent) in this year's second quarter and $6.7 million (9.3 percent) for the six month period from the prior year comparable periods, which was primarily the result of last year's cost reduction actions. Further cost control this year caused by the continuing decline in equipment volume also lowered S,G,&A expenses. As a percentage of sales, S,G,&A expenses were 25.2 percent in this year's second quarter and 25.4 percent for the first six months of the current year, compared with 25.1 percent and 25.5 percent in the prior year periods.

Research and development (R&D) spending decreased $0.4 million (6.0 percent) in this year's second quarter and $1.0 million (6.6 percent) for the first six months. As a percentage of sales, R&D was 5.4 percent in the second quarter and 5.6 percent for the first six months of this year compared with 5.3 percent and 5.4 percent in the prior year periods.

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." In accordance with this standard, the Company ceased amortization of all goodwill as of the effective date. This resulted in a favorable impact to pre-tax earnings of $2.2 million and $4.4 million for the three-and six month periods ended October 31, 2001, respectively, and to net earnings of $1.8 million ($.08 per diluted share) and $3.4 million ($.15 per diluted share) in the same periods.

The Company also completed the transitional review for goodwill impairments required under this new accounting standard. This review indicated that goodwill recorded in the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segments was impaired as of May 1, 2001. Accordingly, the Company measured and recognized a transitional impairment loss of $134.3 million as a cumulative effect of a change in accounting principle in its statement of earnings. See further discussion of the impact of this statement under the caption "New Accounting Pronouncements" below and in Note 4 of the "Notes to Consolidated Financial Statements" of this quarterly report.

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

Interest expense decreased $0.2 million in the second quarter of the current year and was approximately the same for the six-month period ended October 31, 2001. The decrease in interest expense was principally due to lower levels of debt offset by higher interest rates due to changes required by the March 2001 amendment to the Company's bank credit facility. Substantially all borrowings were against the Company's bank credit facility.

The rate for income taxes was 26.9 percent and 24.3 percent for the three- and six-month periods ended October 31, 2001 compared with 37.4 percent and 32.0 percent in the comparable prior year periods and 27.1 percent for the full prior fiscal year. The lower tax rate this year is primarily the result of tax reduction strategies involving the Company's wholly owned foreign subsidiaries and the tax impact of adopting the new accounting standard for goodwill.

As a result of the above, net income in this year's second quarter was $2.2 million, or $.10 per diluted share, compared with net income of $1.8 million, or $.08 per diluted share, in the prior year second quarter. For the first six months, the net loss was $130.8 million, or $5.90 per diluted share, compared with a net loss of $0.8 million, or $.04 per diluted share, in the prior year. Excluding the cumulative effect of an accounting change of $134.3 million, or $6.05 per diluted share, net earnings for the first six months of this year were $3.4 million, or $.15 per diluted share. Excluding last year's first quarter special charge of $2.8 million, net after taxes, or $.13 per diluted share, net earnings for last year's first six months were $2.0 million, or $.09 per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

Effective May 1, 2001, the Company adopted Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. See discussion in Note 5 of the "Notes to Consolidated Financial Statements" of this quarterly report for a further discussion of the impact of this statement on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 in the first quarter of fiscal 2002 and this adoption had no material impact on the Company's consolidated financial statements.

Effective May 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. See Note 4 of the "Notes to Consolidated Financial Statements" of this quarterly report for a further discussion of the impact of this statement on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company believes that the adoption of SFAS No. 143 will not have any material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes a single accounting method, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Company is currently assessing the impact of SFAS No. 144 and does not anticipate that adoption will have a material effect on its consolidated financial statements.

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

Impact of the Slowing Economy

The overall economy is in the midst of a sharp slowdown that could have a significant impact on the Company's near-term financial results as the Company's customers buy fewer products and services from the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2001, the Company held its annual meeting of shareholders. The holders of 90 percent of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following were the voting results for the meeting:

  The shareholders elected Directors to hold office until the annual meeting to be held in the year 2004 with the following votes:
	For	Withheld
Donald P. Aiken	19,763,606	137,355
George M. Gentile	19,567,184	333,777
David J. Gerber	17,150,889	2,750,072

The terms of office of other Directors, Michael J. Cheshire, Edward E. Hood, Jr., David J. Logan, Carole F. St. Mark, A. Robert Towbin, and William J. Vereen, continued after the meeting.

ITEM 5. OTHER INFORMATION

On November 30, 2001, the Company issued a press release and filed a report on Form 8-K reporting the appointments of George M. Gentile as Chairman of the Board of Gerber Scientific, Inc.; Marc T. Giles as President and Chief Executive Officer and Director of Gerber Scientific, Inc.; and Shawn M. Harrington as Chief Financial Officer, Gerber Scientific, Inc. Also reported was the resignation of Michael J. Cheshire, former Chairman of the Board, Chief Executive Officer, and President of Gerber Scientific, Inc.

On December 10, 2001, the Company issued a press release reporting two senior management appointments: John R. Hancock as President, Gerber Coburn Optical, Inc., and Senior Vice President of Gerber Scientific, Inc.; and Bernard J. Demko as Senior Vice President, Gerber Scientific, Inc.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(10.1)*	Michael J. Cheshire salary reduction agreement.

(10.2)*	David J. Gerber salary reduction agreement.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

(b)     Reports on Form 8-K

Two Form 8-K's were filed in the second quarter of fiscal year 2002. The first 8-K, dated August 14, 2001, contained a press release announcing the sale-leaseback of three Connecticut properties of the Company. The second 8-K, dated August 23, 2001, contained a press release announcing the Company's financial results for the quarter ended July 31, 2001.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC
(Registrant)

Date:	December 13, 2001	By:	/ s / Anthony L. Mattacchione
Anthony L. Mattacchione Corporate Controller, Acting Principal Accounting Officer (Authorized Person and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Index Number		Page

(10.1)*	Michael J. Cheshire salary reduction agreement.

(10.2)*	David J. Gerber salary reduction agreement.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

*Filed herewith.