Form 10-Q
period 2002-01-31
GERBER SCIENTIFIC INC
filed 2002-03-13
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860) 644-1551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/. No / /.

At January 31, 2002, 22,100,552 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended January 31, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)	Three Months Ended January 31,
In thousands (except per share data)	2002	2001

Revenue:
Product sales	$104,684	$122,056
Service	11,691	12,189
	116,375	134,245
Costs and Expenses:
Cost of product sales	68,031	79,639
Cost of service	6,406	7,997
Selling, general and administrative	31,215	36,937
Research and development expenses	6,396	7,256
Goodwill amortization - Note 4	---	2,237
Restructuring charges - Note 3	5,468	---
	117,516	134,066

Operating income (loss)	(1,141)	179

Other income (expense)	(380)	289
Interest expense	(3,102)	(3,408)

Earnings (loss) before income taxes	(4,623)	(2,940)
Provision (benefit) for income taxes	(1,100)	700

Net earnings (loss)	$ (3,523)	$ (3,640)
	=======	=======
Earnings (loss) per share of common stock:
Basic	$ (.16)	$ (.17)
Diluted	$ (.16)	$ (.17)

Dividends	$ ---	$ .08

Average shares outstanding:
Basic	22,083	22,025
Diluted	22,083	22,025

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)	Nine Months Ended January 31,
In thousands (except per share data)	2002	2001

Revenue:
Product sales	$336,489	$378,477
Service	36,135	37,012
	372,624	415,489
Costs and Expenses:
Cost of product sales	219,775	243,331
Cost of service	20,197	24,335
Selling, general and administrative	96,307	108,706
Research and development expenses	20,664	22,526
Goodwill amortization - Note 4	---	6,713
Restructuring charges - Note 3	5,468	4,419
	362,411	410,030

Operating income	10,213	5,459

Other income (expense)	(598)	395
Interest expense	(9,709)	(10,044)

Earnings (loss) before income taxes and cumulative effect of accounting change	(94)	(4,190)
Provision (benefit) for income taxes	---	300
Earnings (loss) before cumulative effect of accounting change	(94)	(4,490)
Cumulative effect of accounting change - Note 4	(134,251)	---

Net earnings (loss)	$(134,345)	$ (4,490)
	========	=======
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ ---	$ (.20)
Cumulative effect of accounting change	(6.09)	---
Net earnings (loss)	$ (6.09)	$ (.20)
	========	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ ---	$ (.20)
Cumulative effect of accounting change	(6.09)	---
Net earnings (loss)	$ (6.09)	$ (.20)
	========	=======
Dividends	$ ---	$ .24

Average shares outstanding:
Basic	22,063	22,010
Diluted	22,063	22,010

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts	January 31, 2002	April 30, 2001
Assets:	(Unaudited)	(Note 1)
Current Assets:
Cash and short-term cash investments	$14,892	$ 20,866
Accounts receivable	79,849	98,159
Inventories - Note 2	69,592	69,441
Prepaid expenses	22,404	18,965
Net assets held for sale	4,590	21,369
	191,327	228,800
Property, Plant and Equipment	113,932	112,572
Less accumulated depreciation	60,652	53,022
	53,280	59,550
Intangible Assets:
Goodwill, net of accumulated amortization - Note 4	49,158	183,451
Prepaid pension cost	16,761	16,761
Patents and other intangible assets, net of accumulated amortization	7,274	7,345
	73,193	207,557
Deferred Income Taxes	687	793
Other Assets	4,805	4,493
	$323,292	$501,193
	=======	=======
Liabilities and Shareholders' Equity:

Current Liabilities:
Notes payable	$ ---	$ ---
Accounts payable	41,906	48,520
Accrued compensation and benefits	16,850	18,576
Other accrued liabilities	28,823	25,749
Deferred revenue	12,246	13,129
Advances on sales contracts	744	1,562
	100,569	107,536
Noncurrent Liabilities:
Other liabilities	2,407	---
Long-term debt	133,559	169,914
	135,966	169,914

Contingencies and Commitments	---	---

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,877,669 and 22,828,742 shares	22,878	22,829
Paid-in capital	44,131	43,835
Retained earnings	45,737	180,082
Treasury stock, at cost (777,117 and 784,837 shares, respectively)	(15,980)	(16,138)
Unamortized value of restricted stock grants	(506)	(439)
Accumulated other comprehensive income (loss)	(9,503)	(6,426)
	86,757	223,743
	$323,292	$501,193
	=======	=======

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended January 31,
In thousands	2002	2001
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$(134,345)	$ (4,490)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change - Note 4	134,251	---
Depreciation and amortization	11,830	20,827
Restructuring charges - Note 3	5,468	4,419
Deferred income taxes	106	(313)
Other non-cash items	769	399
Changes in operating accounts:
Receivables	16,985	21,175
Inventories	(1,552)	(3,255)
Prepaid expenses	(3,987)	2,231
Accounts payable and accrued expenses	(10,826)	(15,682)
Provided by Operating Activities:	18,699	25,311
Investing Activities:
Additions to property, plant and equipment	(3,576)	(14,245)
Proceeds from sale of assets	17,183	13,721
Intangible and other assets	(1,378)	(1,749)
Other, net	(426)	977
Provided by (Used for) Investing Activities:	11,803	(1,296)
Financing Activities:
Additions of long-term debt	33,500	34,000
Repayments of long-term debt	(69,461)	(61,265)
Exercise of stock options	97	---
Debt issue costs	(563)	(168)
Other common stock activity	(49)	66
Dividends on common stock	---	(5,275)
(Used for) Financing Activities:	(36,476)	(32,642)
(Decrease) in Cash and Short-Term Cash Investments:	(5,974)	(8,627)
Cash and Short-Term Cash Investments, Beginning of Period	20,866	22,954
Cash and Short-Term Cash Investments, End of Period:	$14,892	$14,327
	=======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

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

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

	January 31, 2002	April 30, 2001
Raw materials & purchased parts	$43,970	$42,576
Work in process	25,622	26,865
	$69,592	$69,441
	======	======

NOTE 3. Restructuring

FY 2002 Actions. The Company recorded pre-tax restructuring charges in the third quarter of $5.5 million associated with ongoing efforts to reduce costs in the continually weak economic and business environment the Company is experiencing in its capital equipment markets. These charges were recorded in each of the Company's operating segments, including the corporate headquarters as follows: Apparel and Flexible Materials $1.9 million, Sign Making and Specialty Graphics $1.1 million, Ophthalmic Lens Processing $0.3 million, and general corporate $2.2 million. The corporate level charges, as well as certain operating segment charges, were coincident with the Company's decision to pursue a corporate shared services model for its operating units. This change was designed to increase ownership of corporate staff functions at the business unit level and, through shared services initiatives, realize cost savings through supply chain consolidation and leverage in the areas of productions, procurement, customer service, and aftermarket distribution.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. The entire pre-tax charge is being funded by cash generated from operations and borrowings under the Company's credit facility. As of January 31, 2002, 137 positions were eliminated with the balance targeted for completion by the end of the fiscal year. As of January 31, 2002, approximately $4.0 million of the severance and related costs accrual remained.

FY 2001 Actions. The Company recorded pre-tax restructuring charges of $4.4 million and $26.9 million in the first and fourth quarters of fiscal 2001, respectively, associated with plans to reduce worldwide employment by 418 employees, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. These plans were the result of extremely difficult U.S. economic conditions, the continued weak Euro, and problems experienced in the rollout of new products. Of the aggregate pre-tax charge of $31.3 million, $1.1 million was included in revenue (as a write-off of receivables); $10.8 million in the cost of sales; $1.9 million in selling, general, and administrative expenses; and $17.5 million as a separate line in the consolidated statements of earnings. The aggregate $31.3 million is comprised of $8.5 million in employee separation costs, $0.7 million in exit costs, $10.8 million in inventory write-downs, $7.9 million in asset impairments, and $3.4 million in other related costs. The charge was recorded in each of the Company's operating segments, including the corporate headquarters, as follows: Apparel and Flexible Materials $14.5 million, Sign Making and Specialty Graphics $10.7 million, Ophthalmic Lens Processing $2.5 million, and general corporate of $3.6 million.

The following table displays a roll forward from April 30, 2001 to January 31, 2002 of the fiscal 2001 accruals established ($ in millions):

	Employee Separations
	Number of Employees	Reserve	Exit Costs	Inventory Write-downs	Asset Impairments	Other Charges	Total
Balance at April 30, 2001	125	$4.2	$0.1	$8.4	$3.0	$2.4	$18.1
Fiscal 2002 utilization	(118)	(3.6)	(0.1)	(8.4)	(3.0)	(1.6)	(16.7)
Balance at January 31, 2002	7	$0.6	$ ---	$ ---	$ ---	$0.8	$1.4
	====	====	====	====	====	====	====

The aggregate fiscal 2002 amount used of $16.7 million reflects approximately $3.6 million in cash payments and $13.1 million in write-offs.

The Company anticipates that substantially all of these restructuring actions will be completed as of April 30, 2002.

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

The circumstances leading to the goodwill impairments for the European reporting units of the Sign Making and Specialty Graphics segment included an increase in competition for that segment's aftermarket supplies and weaker demand for sign making capital equipment caused by worsening global economic trends. These circumstances caused lower than expected operating profits and cash flows and are evidence that initial growth expectations assumed when the reporting units were acquired have not materialized. The fair value used to determine the impairment loss in the Sign Making and Specialty Graphics segment, which amounted to $113.6 million, was based on a combination of earnings multiples and discounted cash flow valuation techniques.

The following table reflects the Company's comparative net earnings (loss) before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands except per share amounts	2002	2001	2002	2001
Reported earnings (loss) before cumulative effect of accounting change	$(3,523)	$ (3,640)	$ (94)	$ (4,490)
Add back: Goodwill amortization, net of taxes	---	3,237	---	6,713
Adjusted earnings (loss) before cumulative effect of accounting change	(3,523)	(403)	(94)	2,223
Cumulative effect of accounting change	---	---	(134,251)	---
Adjusted net earnings (loss)	$(3,523)	$ (403)	$(134,345)	$ 2,223
	=======	=======	========	=======

Basic earnings per share:
Reported earnings (loss) before cumulative effect of accounting change	$ (.16)	$ (.17)	$ ---	$ (.20)
Goodwill amortization, net of taxes	---	.15	---	.30
Adjusted earnings (loss) before cumulative effect of accounting change	(.16)	(.02)	---	..10
Cumulative effect of accounting change	---	---	(6.09)	---
Adjusted net earnings (loss)	$ (.16)	$ (.02)	$ (6.09)	$ .10
	======	======	========	======

Diluted earnings per share:
Reported earnings (loss) before cumulative effect of accounting change	$ (.16)	$ (.17)	$ ---	$ (.20)
Goodwill amortization, net of taxes	---	.15	---	.30
Adjusted earnings (loss) before cumulative effect of accounting change	(.16)	(.02)	---	..10
Cumulative effect of accounting change	---	---	(6.09)	---
Adjusted net earnings (loss)	$ (.16)	$ (.02)	$ (6.09)	$ .10
	======	======	========	======

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense and intangible assets not subject to amortization (in thousands):

	As of January 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 9,865	$ 3,341
Other	3,314	2,564
	13,179	5,905
Unamortized intangible assets:
Goodwill	80,165	31,007
Prepaid pension cost	16,761	---
	96,926	31,007
	$110,105	$36,912
	=======	======

Amortization expense for intangible assets subject to amortization was $1.0 million for the nine months ended January 31, 2002 and is estimated to be approximately $1.2 million annually for the next five fiscal years. Amortization expense for intangible assets subject to amortization for the year ended April 30, 2001 was $10.9 million, which included goodwill amortization of $8.9 million.

The following table displays the changes in the carrying amount of goodwill by operating segment for the nine months ended January 31, 2002 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2001	$130,305	$12,499	$40,647	$183,451
Impairment losses	(113,600)	---	(20,651)	(134,251)
Other	(34)	(13)	5	(42)
Balance as of January 31, 2002	$16,671	$12,486	$20,001	$49,158
	=======	======	======	=======

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

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these exposures, the Company uses derivative instruments, which include forward exchange contracts and an interest rate swap. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties.

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

As of January 31, 2002, the Company was party to approximately $8.2 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 4 months. The fair value of the contracts outstanding at January 31, 2002 was $0.1 million.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62.0 million that decreases ratably to $32.0 million over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion of interest expense at a fixed rate. The fair value of this swap was a $1.3 million net liability as of January 31, 2002.

Year to Date Activity

At January 31, 2002, the fair value of derivatives held by the Company was a $1.2 million net liability. The non-shareholders' changes in equity associated with hedging activity for the nine months ended January 31, 2002 were as follows:

(in thousands)
Fair value -- May 1, 2001	$ ---
Transition adjustment	(756)
Cash flow hedging gain (loss), net	(1,203)
Net loss reclassified to income statement	736
Fair value -- January 31, 2002	$(1,223)
======

Of the amount recorded in shareholders' equity at January 31, 2002, a $0.3 million loss is expected to be reclassified into earnings in fiscal 2002.

Hedges of the Net Investment in a Foreign Operation

The net amount of gains on foreign currency denominated balances that were designated as, and were effective as, economic hedges of a net investment in a foreign entity were $0.4 million for the nine months ended January 31, 2002. These gains were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

NOTE 6. Segment Information
	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2002	2001	2002	2001

Segment revenue:
Sign Making & Specialty Graphics	$ 58,655	$ 64,740	$190,885	$203,705
Apparel & Flexible Materials	37,272	47,403	120,525	143,905
Ophthalmic Lens Processing	20,448	22,102	61,214	67,879
	$116,375	$134,245	$372,624	$415,489
	=======	=======	=======	=======

Segment profit:
Sign Making & Specialty Graphics	$ 2,808	$ 1,993	$ 13,767	$ 9,252
Apparel & Flexible Materials	1,033	605	6,424	2,063
Ophthalmic Lens Processing	1,082	1,157	3,331	3,278
	$ 4,923	$ 3,755	$ 23,522	$ 14,593
	=======	=======	=======	=======
A reconciliation of total segment profits to consolidated earnings before income taxes and cumulative effect of accounting change is as follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2002	2001	2002	2001

Segment profit	$ 4,923	$ 3,755	$23,522	$14,593
Corporate expenses and special charge, net of other income/expense	(6,444)	(3,287)	(13,907)	(8,739)
Earnings (loss) before interest and taxes	(1,521)	468	9,615	5,854
Interest expense	(3,102)	(3,408)	(9,709)	(10,044)
Earnings (loss) before income taxes and cumulative effect of accounting change	$(4,623)	$(2,940)	$ (94)	$(4,190)
	======	======	======	======

Segment profit (loss) for the three and nine months ended January 31, 2001 included goodwill amortization of $1.5 million and $4.5 million, respectively, for the Sign Making and Specialty Graphics operating segment; $0.2 million and $0.8 million for the Apparel and Flexible Materials operating segment; and $0.5 million and $1.4 million for the Ophthalmic Lens Processing operating segment. Goodwill amortization was not incurred for the three and nine months ended January 31, 2002.

Segment profit (loss) for the three and nine months ended January 31, 2002 included special charges of $1.1 million for the Sign Making and Specialty Graphics operating segment; $1.9 million for the Apparel and Flexible Materials operating segment; and $0.3 million for the Ophthalmic Lens Processing operating segment. Net corporate expenses for the three and nine months ended January 31, 2002 included special charges of $2.2 million.

Segment profit (loss) for the nine months ended January 31, 2001 included special charges of $0.8 million for the Sign Making and Specialty Graphics operating segment and $1.0 million for the Apparel and Flexible Materials operating segment. Net corporate expenses for the nine months ended January 31, 2001 included special charges of $2.6 million.

Other than the goodwill impairment recorded in accordance with the Company's adoption of SFAS No. 142 (Note 4), there were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K.

NOTE 7. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2002	2001	2002	2001
Net earnings (loss)	$(3,523)	$(3,640)	$(134,345)	$(4,490)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,769)	3,186	(1,854)	977
Cash flow hedging gain (loss), net	515	---	(1,223)	---
Total comprehensive income (loss)	$(4,777)	$ (454)	$(137,422)	$(3,513)
	======	=====	========	======

NOTE 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

13-14

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands (except per share data)	2002	2001	2002	2001
Numerator:
Earnings (loss) before cumulative effect of accounting change	$(3,523)	$(3,640)	$ (94)	$(4,490)
Cumulative effect of accounting change	---	---	(134,251)	---
Net earnings (loss)	$(3,523)	$(3,640)	$(134,345)	$(4,490)
	======	======	========	======
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,083	22,025	22,063	22,010
Effect of dilutive securities:
Stock options	---	---	---	---
Denominator for diluted earnings per share -- adjusted weighted-average shares outstanding	22,083	22,025	22,063	22,010
	======	======	=======	======
Basic earnings (loss) per share before cumulative effect of accounting change	$ (.16)	$ (.17)	$ ---	$ (.20)
Cumulative effect of accounting change	---	---	(6.09)	---
Basic earnings (loss) per share	$ (.16)	$ (.17)	$ (6.09)	$ (.20)
	======	======	=======	======
Diluted earnings (loss) per share before cumulative effect of accounting change	$ (.16)	$ (.17)	$ ---	$ (.20)
Cumulative effect of accounting change	---	---	(6.09)	---
Diluted earnings (loss) per share	$ (.16)	$ (.17)	$ (6.09)	$ (.20)
	======	======	=======	======

For the three and nine months ended January 31, 2002 and 2001, common stock equivalents were not included in the calculation of diluted loss per share above because they were antidilutive.

NOTE 9. Amended Multi-Currency Revolving Credit Facility

In January 2002, the Company amended for the second time its amended and restated multi-currency revolving credit facility with a group of major U.S. and international commercial banks. Under the amended credit facility, the banks' aggregate commitment was reduced from $178.0 million to $155.0 million at January 31, 2002 and will further reduce to $145.0 million at April 30, 2002. Covenants requiring the Company to maintain ratios of total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) and a minimum fixed charge coverage amount were also amended for the three-month periods ending January 31, 2002 and April 30, 2002. However, these covenants revert back to the levels required in the last amendment beginning in the first quarter of FY 2003. The interest rate on borrowings under the credit facility, as amended, continues to be variable and is based on LIBOR plus an applicable margin, which ranges from 1.175 percent to 3.25 percent based on the relationship of the Company's consolidated total debt to EBITDA, as defined therein. This credit line also has a facility fee, which ranges from .20 percent to .75 percent of the credit line.

In addition to the debt to EBITDA and minimum fixed charge covenants, the amended credit facility contains financial covenants requiring maintenance of certain levels of net worth, restrictions on the levels of capital expenditures and cash and investment balances, and a minimum revenue level, as defined therein.

As long as debt exceeds two times EBITDA, the credit facility continues to place restrictions on dividends and investments and requires the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. The credit facility also continues to provide that borrowings under the credit facility are secured by substantially all the assets of the domestic subsidiaries and a 65 percent stock pledge of material foreign subsidiaries, as defined therein. The last amendment to the credit facility provided that borrowings also be secured by certain real estate located in Europe.

NOTE 10. Lease Commitments

In August 2001, the Company sold and leased back three of its Connecticut properties, including its headquarters in South Windsor, CT. The Company realized net proceeds of $17.2 million on the sale and entered into a 17-year leaseback of the facility with annual rental payments of $2.1 million, with annual adjustments for inflation. The deferred gain on the sale of the facility was $2.5 million and will be amortized over the lease term against the rental payments. The lease was accounted for as an operating lease.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 2002 and for the three- and nine-month periods ended January 31, 2002 and 2001, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated February 27, 2002 appearing on page 18. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the consolidated statements of earnings of Gerber Scientific, Inc. and subsidiaries for the three- and nine-month periods ended January 31, 2002 and 2001, the consolidated statements of cash flows for the nine-month periods ended January 31, 2002 and 2001, and the consolidated balance sheet as of January 31, 2002 in accordance with standards established by the American Institute of Certified Public Accountants. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated statements of earnings for the three- and nine-month periods ended January 31, 2002 and 2001, the consolidated statements of cash flows for the nine-month periods ended January 31, 2002 and 2001, or the consolidated balance sheet as of January 31, 2002 for them to be in conformity with accounting principles generally accepted in the United States of America.

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
February 27, 2002

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company's short-term liquidity at January 31, 2002 was adequate for its requirements and the Company expects that available cash and its existing credit facility will be sufficient to meet its normal operating requirements over the near term.

Longer term, the Company believes that its existing cash balances, anticipated cash flows, and borrowings against its credit facility will be sufficient to meet its operating requirements for at least the next twelve months. However, there is no assurance that the Company will not need to raise additional equity or debt financing within this time frame. Further, the impact on the Company's cash flow could be significant if it were unable to meet required covenants in its credit facility. This could be caused by a continued deterioration in worldwide economic conditions that would affect demand for the Company's products; additional charges that may be required because of the weak economic conditions, market changes, and delayed product introductions; and the Company's ability to complete its ongoing efforts to improve operational efficiencies. Accordingly, additional financing may not be available on favorable terms to the Company, or at all, and may be dilutive to the Company's then-current shareholders. The Company may also require additional capital for other purposes not presently contemplated. If the Company were unable to obtain sufficient capital, it would be required to further curtail capital equipment purchases and research and development expenditures and further reduce employee headcount, which could harm the Company's business.

The Company's ratio of current assets to current liabilities was 1.9 to 1 at January 31, 2002 and 2.1 to 1 at April 30, 2001. Net working capital at January 31, 2002 was $90.8 million, a decrease of $30.5 from the beginning of the fiscal year. Cash and investments totaled $14.9 million at January 31, 2002 compared with $20.9 million at the end of the prior fiscal year. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to lower cash balances maintained at foreign locations, lower account receivable balances resulting from lower revenue and accelerated cash collection efforts, and the sale and leaseback of facilities previously held for sale. Lower accounts payable balances, due largely to the timing of vendor and employee payments, were offsets to the cash generation this fiscal year.

In the Sign Making and Specialty Graphics operating segment, the delayed introduction of a large-format digital imaging product (MAXX) and market changes faced by that segment's European distribution business (Spandex) have resulted in higher inventory levels than would be expected considering the lower sales volume. Further delays in the re-introduction of the MAXX may affect the competitive position of the product and require the Company to re-evaluate existing inventory levels and valuation. Additionally, the Company has launched a special task force charged with streamlining Spandex' warehousing and logistics and optimizing its inventory levels. Longer term, shared services initiatives implemented across the Company in the areas of working capital efficiency, supply chain management, production, and customer service are designed to improve the Company's profitability and ability to generate operating cash flow.

Net working capital included $4.6 million and $21.4 million of assets held for sale at January 31, 2002 and April 30, 2001, respectively. On August 3, 2001, the Company completed the sale and leaseback of three facilities including its headquarters in South Windsor, CT. Net proceeds from this transaction of approximately $17.2 million were used to reduce the Company's long-term debt. The remaining amount represented the carrying value (adjusted to fair value) of certain facilities and land that the Company intends to sell outright. If successful, the Company will use the net cash proceeds from these asset sale transactions to reduce long-term debt.

Net cash provided by operating activities for the nine-month period ended January 31, 2002 was $18.7 million compared to $25.3 million for the same period last year. This year's operating cash flow was generated primarily from net earnings excluding the non-cash charges for depreciation and amortization, the cumulative effect of an accounting change for goodwill, restructuring, and deferred income taxes. The decrease in operating cash flow from last year was due predominantly to the lower accounts payable balances.

The principal non-operating uses of cash in the first three quarters were for net repayments of long-term debt of $36.0 million. Capital expenditures decreased $10.7 million to $3.6 million in this year's first nine months compared with last year, which reflects a reprioritization of capital projects. The Company anticipates capital expenditures for the current fiscal year will be in the range of $5.0 to $6.0 million, with no major capital projects planned. Currently, the Company does not pay dividends.

At January 31, 2002, the Company had credit commitments from banks totaling $155.0 million under an amended multi-currency revolving credit facility. At January 31, 2002, borrowings under that facility amounted to $127.6 million. The Company's total long-term debt at January 31, 2002 was $133.6 million, down $36.4 million from the April 30, 2001 balance of $169.9 million. Net debt (total debt less cash and short-term cash investments) was $118.7 million at January 31, 2002 compared with $149.0 million at April 30, 2001 and the ratio of net debt to total capital increased to 57.8 percent at January 31, 2002 from 40.0 percent at April 30, 2001. The higher ratio was caused predominantly by the cumulative effect of an accounting change recorded upon the Company's adoption of the new accounting standard for goodwill discussed below.

Credit Facility

In January 2002, the Company amended for the second time its amended and restated multi-currency revolving credit facility with a group of major U.S. and international commercial banks. Under the amended credit facility, the banks' aggregate commitment was reduced from $178.0 million to $155.0 million at January 31, 2002 and will further reduce to $145.0 million at April 30, 2002. Covenants requiring the Company to maintain ratios of total debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) and a minimum fixed charge coverage amount were also amended for the three-month periods ending January 31, 2002 and April 30, 2002. However, these covenants revert back to the levels required in the last amendment beginning in the first quarter of FY 2003. The interest rate on borrowings under the credit facility, as amended, continues to be variable and is based on LIBOR plus an applicable margin, which ranges from 1.175 percent to 3.25 percent based on the relationship of the Company's consolidated total debt to EBITDA, as defined therein. This credit line also has a facility fee, which ranges from .20 percent to .75 percent of the credit line.

In addition to the debt to EBITDA and minimum fixed charge covenants, the amended credit facility contains financial covenants requiring maintenance of certain levels of net worth, restrictions on the levels of capital expenditures and cash and investment balances, and a minimum revenue level, as defined therein.

As long as debt exceeds two times EBITDA, the credit facility continues to place restrictions on dividends and investments and requires the net cash proceeds from asset sales to be used to reduce debt and the banks' aggregate commitment. The credit facility also continues to provide that borrowings are secured by substantially all the assets of the domestic subsidiaries and a 65 percent stock pledge of material foreign subsidiaries, as defined therein. The last amendment to the credit facility provides that borrowings also be secured by certain real estate located in Europe.

The Company anticipates that it will need to amend certain covenants in its credit facility early in the fiscal year commencing May 1, 2002. While the Company anticipates obtaining an amendment to such covenants, there is no assurance that the Company will be successful or that the results of these negotiations will not have an adverse impact on the Company. If the Company is unsuccessful in its negotiations and the Company were not to be in compliance with its credit facility covenants, the bank lenders would have the right to demand repayment of their loans. At January 31, 2002, the Company was in compliance with all of the required credit facility covenants, as amended.

RESULTS OF OPERATIONS

Revenue

Consolidated revenue for the three-month period ended January 31, 2002 decreased $17.9 million (13.3 percent) and for the nine-month period ended January 31, 2002 decreased $42.9 million (10.3 percent) from the prior year comparable periods. The decreases reflected significantly lower product sales while service revenue was slightly lower than the prior year.

The product sales decline was caused predominantly by continued weak global demand for the Company's capital equipment products. Product sales were lower in each operating segment than the prior year comparable periods, with the most significant proportional declines occurring in the Apparel and Flexible Materials segment. Within product sales, aftermarket sales (consumable materials and spare parts) were somewhat lower than both prior year periods but provided stability considering the significantly lower equipment revenues. The lower aftermarket sales were both the result of the softer worldwide market conditions and a shift from proprietary consumable materials to more commodity-like materials and occurred largely in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments.

On a geographic basis, the Company's volume of business was lower in each major geographic market versus both the three- and nine-month comparable periods. The downturn in the North American economy in calendar year 2001, which affected business conditions in the apparel, furniture, automotive, sign making, ophthalmic and packaging industries, had a negative impact on the Company's results and will continue to affect its businesses. European revenues decreased primarily due to the economic slowdown impacting the Company's businesses in the United Kingdom and Germany. However, the largest declines, both on absolute dollar and proportional terms, were in Non-European International markets. These markets (particularly China, Japan, Australia, and Turkey) have been negatively affected by the follow-on effect of the North American capital equipment market weakness, currency crises in South American markets, and increased competition. The Apparel and Flexible Materials operating segment continued to be the predominant source of the year-over-year declines.

Although not as significant as in the prior year, the impact of foreign currency translation continued to lower revenues this year. Weaker foreign currency translation rates suppressed revenue by approximately $1.2 million (1.0 percent) and $6.6 million (1.7 percent) in the three- and nine-month periods ended January 31, 2002, respectively, compared with the prior year.

Gross Margin

The consolidated gross profit margins in the three- and nine-month periods ended January 31, 2002 were 36.0 percent and 35.6 percent, respectively, compared with prior year margins of 34.7 percent and 35.6 percent. The declining production volumes and competitive pricing effects caused the downward pressure on the gross margins, but were entirely offset by aggressive cost reduction and productivity improvements. Gross margins on product sales were slightly lower for the first nine months and slightly higher for the quarter, while margins on service revenue were higher for both periods. From a business mix perspective, the lower equipment revenue continued to impact profitability and caused the Company's lower margin aftermarket revenue to represent a higher proportion of total revenue. Equipment sales (hardware and software) were 39.5 percent and 37.0 percent of the Company's total revenues for the three- and nine-month periods ended January 31, 2002, compared with 44.2 percent and 41.5 percent of sales in the prior year comparable periods. The increases in the service gross margins this year were also caused primarily by cost reduction initiatives implemented in last year's fourth quarter and further cost improvements this year.

The weaker foreign currency translation rates had an insignificant impact on the gross margin in this year's third quarter and lowered the overall gross margin approximately $1.1 million (0.3 percentage points) in the first nine months compared to the prior year periods.

Operating Expenses

Selling, general, and administrative (S,G,&A) expenses decreased $5.7 million (15.5 percent) in this year's third quarter and $12.4 million (11.4 percent) in this year's first nine months from the prior year comparable periods. This was the result of aggressive cost reductions, controls on discretionary spending, and lower variable expenses. As a percentage of sales, S,G,&A expenses were 26.8 percent in this year's third quarter and 25.8 percent for the first nine months of the current year, compared with 27.5 percent and 26.2 percent in the prior year periods. Research and development (R&D) spending decreased $0.9 million (11.9 percent) in this year's third quarter and $1.9 million (8.3 percent) for the first nine months. As a percentage of sales, R&D was 5.5 percent in the third quarter and for the first nine months of this year compared with 5.4 percent in the prior year periods.

Restructuring and Other Costs

FY 2002

As described in Note 3 of the "Notes to Consolidated Financial Statements" of this quarterly report, the Company recorded pre-tax restructuring charges in the third quarter of $5.5 million associated with ongoing efforts to reduce costs in the continually weak economic and business environment the Company is experiencing in its capital equipment markets. These charges were recorded in each of the Company's operating segments, including the corporate headquarters as follows: Apparel and Flexible Materials $1.9 million, Sign Making and Specialty Graphics $1.1 million, Ophthalmic Lens Processing $0.3 million, and general corporate $2.2 million. The corporate level charges, as well as certain operating segment charges, were coincident with the Company's decision to pursue a corporate shared services model for its operating units. This change was designed to increase ownership of corporate staff functions at the business unit level and, through shared services initiatives, realize cost savings through supply chain consolidation and leverage in the areas of productions, procurement, customer service, and aftermarket distribution.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. Annualized savings are expected to be approximately $10.0 million. The pre-tax charge will require cash payments and will be funded by cash generated from operations and borrowings under the Company's credit facility. As of January 31, 2002, 137 positions were eliminated with the balance targeted for completion by the end of the fiscal year.

FY 2001

As also described in Note 3 of the "Notes to Consolidated Financial Statements" of this quarterly report, the Company recorded pre-tax restructuring charges in last year's first quarter of $4.4 million that consisted of provisions for severance of $1.9 million, provisions for anticipated losses on the sale of facilities of $2.3 million, and $0.2 million for other asset impairments. These charges were recorded in the Company's operating segments and in corporate expenses as follows: Apparel and Flexible Materials $1.0 million, Sign Making and Specialty Graphics $0.8 million, and general corporate $2.6 million. All of the pre-tax outflows associated with this accrual occurred in FY 2001.

Amortization Expense

Amortization expense was $0.4 million and $1.3 million in the three-and nine-month periods ended January 31, 2002 versus $2.6 million and $7.9 million in the prior year comparable periods. On May 1, 2002, the Company adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The decrease in amortization expense was due to the adoption of SFAS No. 142, which resulted in the Company no longer amortizing goodwill.

Interest Expense

Interest expense decreased $0.3 million in both the three- and nine-month periods ended January 31, 2002, versus the prior year comparable periods. Average debt levels were lower during FY 2002, reflecting steady cash flow generation throughout the year and the proceeds of the sale and leaseback of facilities earlier this year. Higher interest rates caused by amendments to the Company's credit facility were an offset. Substantially all borrowings were against the Company's bank credit facility.

Income Tax Expense

The rate for income taxes was 23.8 percent and zero percent for the three- and nine-month periods ended January 31, 2002 compared with 23.8 percent and 7.2 percent in the comparable prior year periods and 27.1 percent for the full prior fiscal year. The lower tax rates this year were primarily the result of the lack of pre-tax earnings, tax reduction strategies involving the Company's wholly owned foreign subsidiaries, and the tax impact of adopting the new accounting standard for goodwill.

Cumulative Effect of Change in Accounting Principle

As described in Note 4 of the "Notes to Consolidated Financial Statements" of this quarterly report, the Company performed an evaluation of goodwill as of May 1, 2001 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The results of the evaluation indicated that goodwill related to the Ophthalmic Lens Processing operating segment (representing one reporting unit) and two reporting units of the Sign Making and Specialty Graphics operating segment was impaired. The Company measured the amount of the impairment based on a comparison of the fair value of the reporting units to their carrying value. Accordingly, the Company recognized a $134.3 million non-cash charge, recorded as of May 1, 2001, as a cumulative effect of a change in accounting principle for the write-down of goodwill in the affected reporting units to their fair values. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

Net Earnings (Loss)

As a result of the above, the net loss in this year's third quarter was $3.5 million, or $.16 per diluted share, compared with a net loss of $3.6 million, or $.17 per diluted share, in the prior year third quarter. For the first nine months, the net loss was $134.3 million, or $6.09 per diluted share, compared with a net loss of $4.5 million, or $.20 per diluted share, in the prior year.

Pro Forma EPS Calculations

Excluding the cumulative effect of an accounting change of $134.3 million, or $6.09 per diluted share, the net loss for the first nine months of this year was $0.1 million, with a loss per diluted share rounding to zero.

Excluding the cumulative effect of an accounting change noted above and this year's third quarter after tax restructuring charge of $4.3 million, or $.19 per diluted share, net earnings for this year's third quarter were $0.7 million, or $.03 per diluted share, and net earnings for the first nine months were $4.2 million, or $.19 per share.

Excluding last year's first quarter after tax restructuring charge of $2.8 million, or $.13 per diluted share, the net loss for last year's first nine months was $1.7 million, or $.08 per diluted share.

OTHER

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

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company is currently assessing the impact of SFAS No. 143 and does not anticipate that adoption will have a material effect on its consolidated financial statements.

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

Impact of Cost-Reduction Efforts

In both fiscal 2001 and 2002, the Company implemented plans to reduce worldwide employment, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. The impact of these cost-reduction efforts on the Company's profitability will be influenced by:

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

Financial Flexibility

The Company expects that its current multi-currency credit facility may be amended or replaced with short- or long-term borrowings in fiscal 2003. Although the Company believes it can continue to access the capital markets in the near term, its flexibility with regard to long-term financial activity could be limited by the Company's credit rating. In addition, many of the factors that affect the Company's ability to access capital markets, such as liquidity of the overall capital markets and the current state of the economy, are outside the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(10.1)*	Second Amendment to Credit Agreement among Gerber Scientific, Inc., The Banks Listed Herein, and Wachovia Bank, N.A. as the Agent dated as of January 31, 2002.

(10.2)*	Resignation Agreement between Michael J. Cheshire and Gerber Scientific, Inc. dated as of January 28, 2002.

(10.3)*	Compromise Agreement between F. David Jones and Spandex PLC dated as of March 1, 2002.

(10.4)*	Letter Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001.

(10.5)*	Special Grant Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001.

(10.6)*	Letter Agreement between Marc T. Giles and Gerber Scientific, Inc. dated as of December 13, 2001.

(10.7)*	Letter Agreement between Shawn M. Harrington and Gerber Scientific, Inc. dated as of December 7, 2001.

(10.8)*	Letter Agreement between John R. Hancock and Gerber Scientific, Inc. dated as of December 13, 2001.

(10.9)*	Letter Agreement between Bernard J. Demko and Gerber Scientific, Inc. dated as of December 7, 2001.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

(b)     Reports on Form 8-K

Two Form 8-K's were filed in the third quarter of fiscal year 2002. The first 8-K, dated November 29, 2001, contained a press release announcing the Company's second quarter results. The second 8-K, dated November 30, 2001, contained a press release announcing senior management changes.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC
(Registrant)

Date:	March 13, 2002	By:	/ s / Shawn M. Harrington
Shawn M. Harrington Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index Number		Page

(10.1)*	Second Amendment to Credit Agreement among Gerber Scientific, Inc., The Banks Listed Herein, and Wachovia Bank, N.A. as the Agent dated as of January 31, 2002.

(10.2)*	Resignation Agreement between Michael J. Cheshire and Gerber Scientific, Inc. dated as of January 28, 2002.

(10.3)*	Compromise Agreement between F. David Jones and Spandex PLC dated as of March 1, 2002.

(10.4)*	Letter Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001.

(10.5)*	Special Grant Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001.

(10.6)*	Letter Agreement between Marc T. Giles and Gerber Scientific, Inc. dated as of December 13, 2001.

(10.7)*	Letter Agreement between Shawn M. Harrington and Gerber Scientific, Inc. dated as of December 7, 2001.

(10.8)*	Letter Agreement between John R. Hancock and Gerber Scientific, Inc. dated as of December 13, 2001.

(10.9)*	Letter Agreement between Bernard J. Demko and Gerber Scientific, Inc. dated as of December 7, 2001.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

*Filed herewith.