Form 10-K
period 2002-04-30
GERBER SCIENTIFIC INC
filed 2002-08-27
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One) Annual Report / X / or
Transition Report / /
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2002	Commission File No. 1-5865

GERBER SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

83 Gerber Road West South Windsor, CT	06074
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (860) 644-1551
=================================================================================

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

At July 31, 2002, 22,119,180 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42,373,000.

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

  2002 Annual Meeting Proxy Statement (Part III)

GERBER SCIENTIFIC, INC.

Index to Annual Report
on Form 10-K
Year Ended April 30, 2002
PART I			PAGE

Item	1.	Business	5
Item	2.	Properties	29
Item	3.	Legal Proceedings	30
Item	4.	Submission of Matters to a Vote of Security Holders	32
		Executive Officers of the Registrant	32

PART II

Item	5.	Market for the Registrant's Common Equity and Related Stockholder Matters	33
Item	6.	Selected Financial Data	37
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item	7a.	Quantitative and Qualitative Disclosures About Market Risk	55
Item	8.	Financial Statements and Supplementary Data	56
Item	9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure	95

PART III

Item	10.	Directors and Executive Officers of the Registrant	96
Item	11.	Executive Compensation	96
Item	12.	Security Ownership of Certain Beneficial Owners and Management	96
Item	13.	Certain Relationships and Related Transactions	96

PART IV

Item	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	96
		Signatures	102

FORWARD LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This annual report on Form 10-K for the fiscal year ended April 30, 2002, contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials the Company releases to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include statements relating to:

  future earnings and other measurements of financial performance, future cash flow and uses of cash,
  the effect of economic downturns or growth in particular regions, the effect of changes in the level of activity in particular industries or markets, the scope or nature of acquisition activity,
  prospective product developments and new business opportunities, restructuring and cost savings, and
  the outcome of contingencies.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in this Annual Report on Form 10-K for the fiscal year ended April 30, 2002. The Company cannot assure you that its results of operations or financial condition will not be adversely affected by one or more of these factors.

GERBER SCIENTIFIC, INC.

PART I

ITEM 1. BUSINESS.

For clarity of reference as you read this Annual Report on Form 10-K, we use the term "Company" to refer to Gerber Scientific, Inc. and, unless the context indicates otherwise, its subsidiaries.

Overview

Gerber Scientific, Inc., was incorporated in Connecticut in 1948. Gerber Scientific, Inc. is a leading global supplier of intelligent manufacturing systems. The Company conducts its business through three principal operating segments. Each operating segment and the principal subsidiaries within those segments are as follows:

Operating Segment	Principal Subsidiaries
Sign Making and Specialty Graphics	Gerber Scientific Products, Inc. and Spandex PLC
Apparel and Flexible Materials	Gerber Technology, Inc.
Ophthalmic Lens Processing	Gerber Coburn Optical, Inc.

These operating segments, their principal products and services, description of their principal methods of distribution and other information relevant to an understanding of their businesses follows.

Information regarding the Company's measurement of segment profit or loss and segment assets, factors used to identify reportable segments, and the financial information required by Item 1 relating to the reportable segments and geographic areas are included in Part II, Item 8, Note 16, "Segment Reporting" of the "Notes to Consolidated Financial Statements," which can be found elsewhere in this Annual Report on Form 10-K.

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products, Inc. and Spandex PLC, each wholly-owned subsidiaries of the Company, comprise the Company's Sign Making and Specialty Graphics business segment.

Gerber Scientific Products, Inc.

Gerber Scientific Products (GSP) is a world leader in the development, manufacture and supply of computerized sign-making and specialty graphics systems, consisting of:

  digital imaging systems that create continuous length, durable, professional quality text and graphics, including halftones, multiple colors, and process four-color images directly on sign vinyl;

  cutting systems (referred to in the industry as plotters or routers);

  software to design signs and graphics and to run the printing and cutting equipment;

  state-of-the-art aftermarket materials (such as adhesive-backed vinyls, translucent vinyl films, color foil cartridges, reflective sheeting, masking film, sandblast stencil, heat transfer flock, and specialty and screenprinting films) designed to maximize equipment performance and output; and

  customer training, service and other support.

GSP's target market for its products includes small- to medium-sized sign and screen printing shops, graphic arts professionals, well-known franchises, major corporations and government agencies. GSP distributes its products through independent distributors and Spandex, a wholly-owned subsidiary of the Company, for resale by them in the end market. Its global end-user customer base numbers in excess of 100,000, none of which account for more than 1 percent of GSP's revenues.

Strategy

The sign market today could be characterized as mature. During the last two years, the sign industry's annual growth rate was slightly below 3 percent; 2002 will likely reflect little or no growth due to generally weak economic conditions. Most significant has been a decline in the market pricing of high performance cast vinyl material and a transition to lower cost calendared vinyl. The market for digital printing systems has also slowed in the past year although it represents the strongest opportunity for future growth due to increased image flexibility and quality for sign makers and lower consumables cost of output.

GSP's primary strengths are its thermal transfer digital imaging systems (EDGE and EDGE 2), which are the leading printing systems for small- to medium- sign shops and its Matched Technology System which assures customers that systems produced by GSP (software, imaging system, plotter, materials) are perfectly compatible. They are characterized by easy-to-use, highly reliable, highly durable sign production in both process and spot colors. Sales of the EDGE and EDGE 2 coupled with GSP's companion plotters and software were strong in fiscal 2002 as small sign shops continued to adopt digital imaging technology.

Given these market conditions, GSP's current strategy centers on the following:

Focus on Core Sign-Making Market

GSP's competitive strategy is to be the leading provider of imaging systems, cutting systems, software and materials for short-run (i.e., limited number of copies) production of durable graphics, and to provide its customers with excellent product and service quality. Small sign and screenprinting shops, characterized by from one to ten employees and with revenues in the range of $250,000 to $1 million, make up an estimated 80 percent of the overall end-user market. GSP offers this market segment a combination of hardware and software engineering, materials, spare parts, an unparalleled distribution network and customer service that represents a distinct value proposition. GSP dedicates its expertise and resources to enable the sign and screenprinting shop owner to enhance and maximize the productivity of his or her operations and return on investment. GSP's leadership is partly due to its extensive distribution network, which comprises the leading distributors worldwide. GSP's strategic focus is to provide this sales channel with best-in-class products and services.

New Product Development

The sign-making industry today is, and is likely to remain, characterized by the introduction of new technologies at an increasing pace, requiring its participants to demonstrate a nimbleness in responding to the changes that technology and other market forces bring about and making timely product innovations critical.

For GSP to compete, it must continue to make a sizeable investment in research and development and translate its R&D efforts and expenditures into rapid and timely product development, continually launching next generation, low cost sign-making systems matched with new lines of competitive aftermarket materials and services. Accordingly, GSP's business plan provides for a continued significant investment in research and development, which represented approximately 7 percent of its revenue in fiscal 2002.

In 2001, GSP implemented new product development procedures which provide a phase gate approach to projects to minimize risks and uncertainties throughout the project. Cross-functional teams and strong project management are core to the new procedures. Customer driven specifications are determined through "Voice of the Customer" interviews. GSP believes that these procedures will accelerate the level of high quality innovative new products over the next one to two years.

Equipment

GSP understands that its equipment is the engine of its product offerings and that end-user customer loyalty hinges on technologically advanced imaging systems. The growth rate for digital imaging technology is expected to be the fastest of all printing processes.

GSP is the market leader in low-cost thermal imaging systems (such as EDGE and EDGE 2) targeted toward the small to medium-sized user. The Gerber EDGE® has been a significant contributor to GSP's equipment revenues for the past eight years. GSP intends to continue to invest its R&D resources in the low cost thermal imaging segment.

The Maxx wide format thermal imaging system initially launched in 2000 and withdrawn in 2001 due to unpredictable and unacceptably low production yields, underwent a thorough technical review in 2001 and 2002 resulting in new component specifications and production processes for improved manufacturability. Customer reaction to upgraded machines has been excellent. GSP expects to commence shipments of new units during the remaining portion of fiscal year 2003.

Software

GSP is currently working on the next generation of its Omega software. Omega is the leading design software for sign making and is optimized for ease of use and accurate color reproduction.

Materials

The substrate manufacturers and the introduction of new materials have also contributed to the dynamic nature of the sign-making and specialty graphics industry, making possible many of the more recent signage applications. For example, the introduction of conformable self-adhesive vinyl film led to the significant growth in vehicle decoration. The materials can be applied relatively quickly and easily on to irregular curved and difficult surfaces with limited color fade and shrinkage. While traditionally the high performance cast vinyls dominated such applications, newer calendared materials have achieved acceptable quality and are of lower cost, making it much more viable to decorate cars, commercial vans and trucks, even mass public transport vehicles such as buses and trains. GSP's vinyl revenues consist of approximately 80 percent cast vinyls. GSP's calendared vinyl represents approximately 10 percent of vinyl revenues.

GSP will continue to invest resources in R&D dedicated to the development of high quality, compatible materials while driving costs lower to maintain profitability. GSP's thermal transfer foils provide spot and process colors known for high durability and reliable performance with GSP's imaging systems. GSP intends to accelerate investment in new foils and promote the strengths of existing products. The aftermarket materials (e.g., vinyl and foil cartridges used in GSP's digital imaging systems) sold through GSP's distribution network represent an on-going stream of revenues that historically have accounted for 60-70 percent of GSP's aggregate revenues.

Lean Manufacturing

GSP has started a "lean manufacturing" program in its manufacturing and production processes. Lean manufacturing means, among other things, streamlining operations, improving work cell flow and implementing metrics to track and improve manufacturing performance. GSP's efforts in this regard have already translated into productivity improvements, a substantial reduction in manufacturing space requirements and more cost efficient freight/materials planning. All operations employees are in the process of being trained in lean manufacturing.

Quality Management System

GSP is dedicating increased focus on enhanced manufacturing quality performance, defect reduction and elimination. Its quality management focus entails a number of initiatives, including:

  measuring material flow defects entering the manufacturing process;

  product reliability models for testing and analysis;

  developing a company-wide performance scorecard;

  seeking to improve supplier delivery performance for both equipment and aftermarket materials by, among other things, implementing supplier performance ratings with the expectation that this will translate into an improvement in lots accepted/inspected;

  development of a dealer quality program to improve the quality of business processes; and

  improving customer deliveries (e.g., to provide accurate delivery dates) for equipment, aftermarket materials and spare parts.

Raw Materials

GSP sources critical materials from three primary suppliers. Cast vinyl is sourced from 3M, with whom GSP has a long-standing relationship for the 3M Scotchcal material. A joint operations team is seeking to improve operations efficiencies and reduce costs. Thermal transfer foils are supplied by Kurz, a leading German provider of hot and cold roll foils for a wide range of industries. GSP has initiated several short and long term initiatives to reduce costs and develop new technologies with Kurz. The thermal transfer printheads are supplied by Kyocera, a Japanese company and worldwide leader in the manufacture of thermal heads for fax and bar code applications. No other supplier is significant.

Backlog

The backlog of orders considered firm within the Sign Making and Specialty Graphics' business segment (which includes GSP and Spandex) at April 30, 2002 and 2001 was $1,089,000 and $1,420,000, respectively. Substantially all of the backlog at April 30, 2002, is scheduled for delivery in fiscal year 2003.

Working Capital

GSP's business does not generally require a large amount of working capital.

Intellectual Property Rights

GSP owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While GSP considers such patents and patent applications as a group to be important to its operations, it does not consider that any patent or group of them related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

GSP attempts to protect its proprietary rights by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. There can be no assurances that these steps will be adequate, that GSP will be able to secure patents, copyrights or trademark registrations for all its technologies, software or marks in the United States or other countries or that third parties will not infringe upon or misappropriate its patents, copyrights, trademarks, service marks and similar proprietary rights. Effective patent, copyright, service mark, and trade secret protection may not be available in every country in which GSP's products may be distributed and policing unauthorized use of GSP's proprietary information will be difficult, if not impossible. It may be possible for a third party to copy or otherwise obtain and use GSP's proprietary information without authorization or to develop similar technology independently. Litigation may be necessary to enforce and protect GSP's intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to GSP or to third party providers of technology to GSP. GSP and/or such third party providers may increasingly face infringement claims as the number of competitors in GSP's industry segment grows and the functionality of products and services in different industry segments overlaps. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation and divert management's attention. A successful claim of infringement against GSP could harm its future competitiveness and profitability.

Seasonality

GSP's sales (including sales through Spandex) of aftermarket supplies are impacted by seasonality in the sign industry which historically slows in November and December and in mid-summer.

Employees

As of April 30, 2002, GSP had 344 full-time employees, including 173 in manufacturing and service, 71 in marketing and sales, 63 in research and development, and 37 in corporate operations and administration. Neither GSP nor the Company is subject to any collective bargaining agreements and believe that its relationship with employees is good. GSP's success depends to a significant extent upon the performance of its executive officers and other key personnel.

Spandex PLC

On May 5, 1998, the Company acquired all the outstanding capital stock of Spandex PLC (Spandex) of Bristol, UK for an aggregate purchase price of approximately $173.0 million and the assumption of outstanding debt of approximately $11.6 million. Spandex was at the time of the acquisition and remains today the largest distributor of equipment, materials and value-added services to the sign and specialty graphics industry in the world, as well as the exclusive distributor of GSP products in those territories it serves. Today Spandex is represented in 18 countries and serves over 30,000 customers.

Spandex is responsible for the sale, marketing and support of GSP's sign-making equipment, software and accessories across all its territories. In addition to GSP products, Spandex offers additional sign-making equipment and a broad range of specialty sign-making materials. These include self-adhesive vinyl, banner materials, specialist sign-making films, application tapes, and sign blanks and substrates, as well as extruded aluminum sign systems and related components.

Spandex perceives its competitive edge to be its competencies as a distributor with respect to, and ability to offer, complete system sales along with fast reliable delivery. This is in contrast to most other distributors of sign-making and specialty graphics products, which tend to specialize in either hardware or aftermarket products. Spandex's management believes that major aftermarket material manufacturers such as 3M, Avery Dennison, Mactac, Orafol and Ultramark place a high value on the reach of Spandex's distribution network and its "go to market" ability.

Strategy

At the time of the Company's acquisition of Spandex, Spandex and its European continent-based subsidiaries had a track record of some 22 years of increased revenues and profitability. However, Spandex has experienced a number of adverse developments in the last few years that have had a material impact on its results of operations:

  As Spandex expanded its operations both within and beyond the European continent through acquisitions, it endeavored to impose the Spandex "model" on its acquired subsidiaries, but otherwise allowed these subsidiaries to function in a rather autonomous manner. As a result, less than a complete integration of these businesses occurred, which, among other things, resulted in little focus on leveraging of information technology systems or supply chain logistics (e.g., management of working capital, warehousing, and distribution).

  Spandex focused on sales growth, with little emphasis being placed on operational efficiencies.

  The aftermarket materials manufacturers have all tended to follow the market, moving toward lower cost, lower quality, calendared films, of which the European market is more accepting. The increased competition in this middle market has contributed to a drop in prices and the erosion of Spandex's profit margins associated with the distribution of such materials.

  Spandex's business suffered from the lack of new products from GSP, particularly as market demand for outdoor inkjet systems increased. In addition, Spandex's distribution of a flawed inkjet product of another supplier compounded Spandex's image problem with end-user customers.

  The decline of the euro or euro-based currencies (which has represented roughly 45 percent of Spandex's currency mix) against the dollar, had a substantial negative impact on earnings.

In light of the above-described setbacks to its business, Spandex has formulated a strategy that its management believes will put the company back on the right track. That strategy consists of the following:

Modernize Operations and Logistics

Spandex has developed an action plan to optimize its supply chain. In conjunction with certain key new hires, Spandex intends to pursue a series of programs designed to improve performance. These programs include some consolidation of warehouses, closure of low return operations and inventory optimization. In order to achieve these goals, Spandex has decided to move forward with the implementation of an enterprise resource planning (ERP) system, SAP. It is critical to the future success of Spandex to get an ERP system in place.

Identify New Market Segments

The traditional sign market today is generally regarded as mature and growth within it slow. New technologies are, however, giving Spandex' customers access to new market areas that were once exclusively served by practitioners within other, closely allied industries, such as screen-printing and commercial photo laboratories. This technology driven convergence is evolutionary in its pace and is expected to continue. It will result in less specialization as traditional borders are redrawn. Spandex has identified opportunities to participate and is well positioned to supply new technologies such as wide-format inkjet printers and specialty materials to customers looking to grow their businesses.

Spandex's experience in marketing and supporting high-technology equipment and materials continues to add value and relevance as many of its customers operate small businesses and have a high dependency on Spandex as a provider of the latest innovation.

Introduce New Products

Faced with the changes in the sign making and specialty graphics product market, Spandex is pursuing a strategy of aggressively seeking to enter into strategic original equipment manufacturing (OEM) agreements with influential equipment manufacturers.

Spandex has taken initial steps to perform centralized testing of the equipment and materials it will distribute, including the qualification of such materials with the hardware. Spandex's management perceives that there will be a greater need for consultative selling as the increased pace of technology makes it difficult for end-users to keep abreast of the latest products. Further, the company will ensure that its entire customer-interacting staff will receive the ongoing training necessary to ensure that the equipment and aftermarket products are sold and supported effectively.

Employees

As of April 30, 2002, Spandex had 682 full-time employees (plus 57 part-time/temporary staff), including 308 in manufacturing and service, 335 in sales and marketing, and 96 in corporate operations and administration. Spandex is not subject to any collective bargaining agreements and believes that its relationship with employees is good. Spandex's success depends to a significant extent upon the performance of its executive officers and other key personnel.

APPAREL AND FLEXIBLE MATERIALS

Gerber Technology (GT) comprises the Company's Apparel and Flexible Materials operating segment. GT is a world leader in advanced computer-aided design (CAD) and computer-aided manufacturing (CAM) systems for producing industrial, commercial and retail goods for a variety of industries. GT produces:

  CAD pattern-making and marking/nesting software systems that automate the design, pattern-making, pattern-grading (sizing), and marker-making functions and improve the efficiency of material usage;

  CAM material spreading and cutting systems that enhance cutting room efficiency by accurately cutting parts out of single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass, and advanced composites, quickly, efficiently and with more precision than the traditional methods of hand or die cutting; and

  several related software products, including a product data management (PDM) system that is a powerful tool for developing product specifications, controlling and managing data, and documenting the product development process, along with production and quality requirements.

GT also provides aftermarket and support services for a substantial portion of the systems it produces. Recurring revenues derived from GT's service contracts represent a significant portion of GT's aggregate revenues.

The market for GT's products includes the apparel, transportation interiors, furniture, composite and technical textile industries. The apparel industry represents the largest single market for GT's systems and products (and roughly 65 percent of its revenues), followed by the transportation interiors (automotive and aerospace) industry (roughly 18 percent), the furniture industry (roughly 10 percent) and all other industries (roughly 7 percent).

GT products are sold through its worldwide distribution network and through independent agents and distributors. Its end-user customer base exceeds 13,000. No single customer accounts for greater than 1.5 percent of GT's revenues.

Strategy

Invest in Key Growth Markets

GT has seen a relatively dramatic geographic shift in the source of its product orders over the last 20 years, as the table below illustrates:

Geographic Region	% of Product Orders 20 Yrs. Ago	% of Product Orders in 2002
U.S. and Canada	46%	27%
Europe	44%	37%
Rest of World	10%	36%

The level of GT's apparel system orders in the U.S. has dropped by roughly 70 percent within the last three years, as garment makers move operations to geographic areas with lower labor costs in the face of increased price pressure from retailers. In light of this geographic shift, GT's strategy in North America and Europe is to grow its industrial and PDM business, while maintaining its apparel market share and key account relationships. Increasing focus will be dedicated to high-growth rate markets such as China, India, Turkey, Eastern Europe and Mexico, as the primary source of incremental revenues.

The apparel industry has been one of the slower industries to adopt new technology. Many pattern makers still use paper and pencil, and many sewing factories use machines and techniques that have not fundamentally changed in decades. This is attributable, in part, to the perceived cost of factory automation. Offsetting this, burgeoning markets such as China represent enormous growth potential. There are roughly 30,000 sizeable garment makers in China. These garment makers will need to automate their operations to be able to export their products or compete in the rapidly growing domestic market. In India, the government has recently removed all quantitative restraints on export of apparel and textiles, and announced additional concessions to help these industries compete at a global level. An overriding positive impetus for the industry worldwide is the elimination of apparel quotas and reductions of tariffs under the World Trade Agreement, effective January 1, 2005.

Optimize Product Portfolio

As many as 95 percent of customers who buy CAD systems buy spreaders and cutters from the same manufacturer. By providing a broad, integrated suite of hardware and software products known as GERBERsuite, GT improves the overall effectiveness of its offering to customers. While the majority of products offered within GERBERsuite are designed and developed by GT, integration, marketing and distribution alliances with other world-class suppliers allow the delivery of complete end-to-end solutions to GT's customers. Alliance partners include companies such as NSTI (nesting software), Nedgraphics (conceptual design software) and Asahi Corporation (3D visualization).

During fiscal 2002, GT entered into a marketing alliance with Eton Systems, a Swedish company, to incorporate Eton's unit production materials handling system (UPS) within GERBERsuite. As part of this alliance, Gerber provides opportunities for the extension of its worldwide distribution network to Eton's sales organization, and participates in a variety of cross-marketing activities. As a result of this alliance, GT has eliminated its GERBERmover UPS product line for new product sales. The company continues to support its installed base of customers.

Restructuring/Reengineering of GT's Business

Fiscal 2002 was characterized by GT's continuing efforts to globally restructure and reengineer its business. This has entailed a streamlining of operations along functional lines to better focus on delivering superior value to customers. Specifically, GT consolidated its manufacturing operations and sales management, repositioned its sales resources worldwide, and created a global product management function. In addition, it combined pre- and post-sale customer support requirements into a single business unit responsible for top and bottom line growth. This served as the foundation for GT's comprehensive customer support initiative, "Customer First," which was implemented in fiscal 2002.

GT also continued to focus on its global supply chain management in fiscal 2002, primarily to drive down the cost of goods sold. GT significantly reduced its run-rate costs in fiscal 2002 through:

  the consolidation of manufacturing locations and centralized backroom functions together with repositioning of sales resources and combining customer support operations, which resulted in a 30 percent reduction in staffing;

  centralized strategic purchasing, which yielded approximately $4.0 million in material cost reductions; and

  partnering with global logistics leaders, which reduced freight expense by approximately $2.0 million.

Investing in Next Generation Technologies

GT continues to focus on providing leading edge technology as an integral part of providing automation solutions to its customers. A key element of this is continuing to invest in next generation technologies. In line with the company's strategy of investing in key growth markets, a number of its products are being developed for specific regional markets, complementing those of a more globally-oriented nature.

During the past year the company launched several new products, including:

  AccuMark AE - A new edition of GT's market leading AccuMark software, designed and launched specifically for the Chinese and Indian markets.

  GT 1000 - A new GERBERcutter for the made-to-measure men's suit market, initially launched in Japan.

In addition, the company continued to make further enhancements to its WebPDM, Pattern Design and CutWorks software packages, as well as to a variety of its GERBERcutters, to ensure they continue to meet the needs of the market.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts, hardware and aftermarket supplies from numerous suppliers. Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing. In some cases GT uses only one source of supply for certain materials, but to date GT has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect GT's business. GT believes that, if required, it could develop alternative sources of supply for the materials that it uses. In the near term, GT does not foresee the unavailability of materials, components, or supplies that would have any material adverse effect on its overall business.

Products

GT's current product line consists of:

  WebPDM. A "live" data management software system used to communicate product details (measurement specifications, construction details, costing and bill of material information, etc.) among suppliers, contractors and retailers.

  Artworks Studio. Software to enable designers to sketch and edit styles, and conceptualize potential designs using an array of electronic tools and color palettes. It also enables the design of custom fabrics, with designers seeing progress on a real time basis. Prints can also be scanned into the computer and reworked easily.

  AccuMark. Pattern makers use GT's pattern design and grading software as a stand-alone desktop workstation or combine it with a Silhouette table to more easily draft and digitize new patterns and replicate existing garments. In addition, the software enables the automatic generation of markers that maximize the efficiency of material utilization, prior to the cutting process.

  Infinity Plotter. An inkjet plotter family that uses thermal inkjet technology designed in coordination with Hewlett-Packard. GT also has a range of pen plotting systems.

  GERBERspreaders. Deliver tension-free spreading of materials at speeds up to 100 meters per minute (110 yards per minute). The GERBERsaver Flaw Management System is available as an option to help maximize material utilization during the spreading process.

  Single-ply GERBERcutters. Generally used in industrial applications, GT's wide range of single-ply cutters can quickly and accurately cut a wide variety of materials. The "brain" behind these cutters is GT's "CutWorks" software, which delivers increased material utilization, easier data exchange, improved nesting functionality and on-board capabilities to create and edit part pieces.

  Medium- and high-ply GERBERcutters. Designed to cut up to 7.2 cm. (3 inches) compressed fabric height, all GERBERcutters have Cut Path Intelligence to control cutting speed for maximum quality and output and Zoned Vacuum Intelligence to hold material firmly in place to improve cut quality and reduce overall power consumption.

  Taurus Leather Cutter. Automated CNC cutting equipment with color hide scanning, flaw capture and multiple nesting packages. The system compiles critical information on every hide cut, such as figures on hide yield and hide area lost to flaws, and provides powerful tools to assist in scheduling and tracking production. Eliminates the use of cutting dies and pattern templates for added savings.

Backlog

The backlog of orders considered firm within the Apparel and Flexible Materials' business segment at April 30, 2002 and 2001 was $27,284,000 and $35,564,000, respectively. Substantially all of the backlog at April 30, 2002, is scheduled for delivery in the first half of fiscal year 2003.

Competition

GT is the leading worldwide supplier to the apparel and flexible materials industries of computer-controlled material cutting systems, product data management and pattern-making, grading and nesting software. There is competition in each of these markets and certain competing companies from Europe and Japan are significant suppliers in their respective regions. However, only one European company approaches GT's range of products and breadth of distribution network to compete on a truly worldwide basis and support global key accounts once they migrate production and sourcing around the world.

Intellectual Property Rights

GT owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While GT considers such patents and patent applications as a group to be important to its operations, it does not consider that any patent or group of them related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

GT attempts to protect its proprietary rights by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. There can be no assurances that these steps will be adequate, that GT will be able to secure patents, copyrights or trademark registrations for all GT's technologies, software or marks in the United States or other countries or that third parties will not infringe upon or misappropriate GT's patents, copyrights, trademarks, service marks and similar proprietary rights. Effective patent, copyright, service mark, and trade secret protection may not be available in every country in which GT's products may be distributed and policing unauthorized use of GT's proprietary information will be difficult, if not impossible. It may be possible for a third party to copy or otherwise obtain and use GT's proprietary information without authorization or to develop similar technology independently. Litigation may be necessary to enforce and protect GT's intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to GT or to third party providers of technology to GT. GT and/or such third party providers may increasingly face infringement claims as the number of competitors in GT's industry segment grows and the functionality of products and services in different industry segments overlaps. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation and divert management's attention. A successful claim of infringement against GT could harm its future competitiveness and profitability.

Employees

GT operates through 15 wholly-owned subsidiaries and more than 80 long-standing independent representatives, agents and distributors in over 115 countries worldwide. As of April 30, 2002, GT had 818 direct full-time employees, including 465 in marketing, sales and customer service, 125 in research and development, 166 in manufacturing and 62 in corporate operations, finance and administration. In addition, GT's agents and distributors employ more than 600 people dedicated to the company's business. With the exception of its Ikast, Denmark facility, GT is not subject to any collective bargaining agreements and believes that its relationship with employees is good. GT's success depends to a significant extent upon the performance of its executive officers and other key personnel.

OPHTHALMIC LENS PROCESSING

Gerber Coburn Optical, Inc. (GC) comprises the Company's Ophthalmic Lens Processing operating segment. The company's equipment, software, systems and accessories are utilized in all aspects of prescription entry, surfacing, edging, coating and finishing of prescription eyewear lenses, and in the machining of eyeglass lens blanks to fit patient frames. GC also provides maintenance services for a substantial portion of the systems it produces. As a world leader in ophthalmic lens processing systems, GC develops, manufactures and distributes a wide range of fully integrated, computer-based laboratory production solutions to ophthalmic professionals around the world.

GC's production solutions replace a set of related manual tasks with computer-controlled automation, reducing operator skill levels required and increasing productivity. The company's product offerings include the components required to process an entire prescription, including computerized frame tracing, lens blocking, surface generating and lens edging. The individual systems can be used with other manufacturing equipment or can be combined in a complete system managed by the company's processing software.

The markets for GC's products include:

  wholesale eyeglass processing laboratories, such as Essilor Labs, Walman Optical, Hoya Labs, ICare Industries and CSC Laboratories;

  "super-optical" retail stores with on-site processing facilities, such as Cole/Pearle Vision, LensCrafters, ECCA and Wal-Mart;

  retail chains with central processing laboratories; and

  independent ophthalmologists, optometrists, and opticians (which may send prescriptions to a laboratory to be completed or do some of the processing themselves).

The composition of GC's end-user customers varies among GC's different geographic markets. The European and Japanese markets are much like the U.S. except that the central processing labs in these markets are primarily owned by the eyeglass lens manufacturers. The U.S. market is currently moving in this direction.

GC designs and manufactures many of the products it sells and also aggressively pursues relationships with other suppliers that collaborate on equipment development and/or distribution. GC is the sole distributor of tracing and edging equipment manufactured by Essilor Instruments in the U.S. and Australia. It also sells this equipment in several Latin American countries and the Caribbean. GC currently has additional products under development with other third parties. At the same time, GC is pursuing an aggressive plan for internal development of other products for which it has core competencies.

GC products are sold through its direct worldwide distribution network, manufacturer representatives and distributors. GC's target end-user customers are the smaller retail outlets and eye care practitioners, for which GC's equipment is particularly suited.

GC has a significant consumables and spare parts business, a direct worldwide distribution network and an established field service organization. The consumable and spare parts business includes abrasive and polishing pads, tinting chemicals, scratch resistant coatings, and miscellaneous tools. GC sources consumables from third-party suppliers and does converting operations.

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc., a vision screening business which had been identified as non-core to its Ophthalmic Lens Processing operating segment. The net sales proceeds were used to reduce debt.

Strategy

Since the Company acquired Coburn Optical Industries, Inc. in February 1998, there have been several key changes in GC's market that have had an adverse effect on its business. For example, certain of the major "super-optical" retail chains dramatically slowed their expansion into additional retail outlets. Also, lens manufacturers such as Essilor and Hoya began to acquire some of the larger previously-independent wholesale production laboratories, in the process acquiring considerable market share. These lens manufacturers had preferred supplier relationships with GC's competitors whose equipment was already widely used in their high volume laboratories.

Given these adverse market developments, in fiscal 2001, the Company, with the assistance of an investment banking firm, undertook an exploration and evaluation of various strategic options for GC, including possible sale of the company or merger or partnering arrangement with another business. Ultimately, the Company determined that GC would remain a part of its diverse business operations. In assessing the strategic alternatives for GC, GC underwent a critical self-assessment of its business, identifying its strengths and weaknesses. Its current strategic game plan has its origin in that self-assessment.

Introduction of Innovative Products

GC has embarked on an initiative to update and expand its existing product lines to better align its products with market needs. The company supplies products to meet the needs of a wide range of customer requirements from very small to large volume producers. It has identified market opportunities in a number of areas and is moving quickly to capitalize on these by pursuing both internally developed products as well as those it can bring to market more quickly by working with third parties.

GC is currently working on both product platform extensions based on previously successful offerings and innovative new products. The range of its development efforts covers new finish blocking devices, new automated lens generating systems, high volume surfacing machines and lens coaters, as well as edging machines.

GC is also continuing to refine its Gemini process that employs radically new technology for processing lenses. This technology may also have applications in non-ophthalmic environments.

Revamp the Manufacturing Process/Lean Manufacturing Processes

GC is progressing toward a goal of reducing its cost of manufacturing by revamping its production process. In fiscal 2002, significant improvements were achieved through the implementation of "lean manufacturing" principles. More will be done in fiscal 2003. For example, GC is currently considering the business logic of its in-house machining capability. Focus is being placed on improving the flow of materials to the shop floor as well as ensuring the availability of critical service parts for customers. GC is concurrently pursuing aggressive management of the supply chain to achieve inventory reduction targets.

Improve Quality Management Process

GC has a review of the quality management process currently underway, with the primary objectives being to achieve higher levels of customer satisfaction and more clearly establish GC as the market leader in both design and delivery of high quality systems.

Products

GC's current product line includes:

Hexapod. The Hexapod is a six-axis machine used to fine (eliminate lens scratches resulting from the manufacturing process) lenses. It utilizes conformable tools and a highly sophisticated computer control system. The product eliminates the need for laboratories to maintain thousands of hard laps for machining lenses and the secondary step of polishing lenses.

Clarifyer. The Clarifyer applies a lacquer to lenses that have been processed on the Hexapod, combining the two steps of lens clarification and application of scratch resistant coating.

Titan. Titan is a rugged industrial lens edging system co-developed with GC's finishing equipment partner, Essilor Instruments. Titan applies GC and Essilor's expertise in three-dimensional edging to automated wholesale laboratories. Titan combines high speed with outstanding precision and durability. Titan edgers can be used on a stand-alone basis or arranged in high volume production cells that are robotically controlled.

Kappa Edgers. GC's Kappa edgers represent a market-leading lens finishing technology used widely by eye care professionals and production laboratories. The product line was developed by Essilor Instruments and is sold exclusively by GC in the U.S. and Australia.

Gemini. Introduced in late 2000, Gemini, which is comprised of a combination of Hexapods and Clarifyers, enables high production wholesale lens processing labs to produce exceptional optics on prescription eyeglass lenses while increasing overall productivity by integrating several time-consuming lens processing steps into three simple operations. After early market acceptance, several design deficiencies were identified and a significant effort went into rectifying them. This work has been successfully completed and GC is currently in the process of upgrading installed units. GC is encouraged that several of the upgraded customers have ordered additional equipment.

Backlog

The backlog of orders considered firm within the Ophthalmic Lens Processing business segment at April 30, 2002 and 2001 was $4,276,000 and $3,532,000, respectively. Substantially all of the backlog at April 30, 2002, is scheduled for delivery in fiscal year 2003.

Competition

GC is the largest worldwide supplier of ophthalmic manufacturing systems used in the manufacture of eyeglass lenses. GC believes that the combination of its leadership in technology and ability to enter into strategic alliances and acquisitions has enabled it to become the major supplier of computerized surface blocking systems, lens generating systems, and lens edging and polishing systems.

Intellectual Property Rights

GC owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While GC considers such patents and patent applications as a group to be important to its operations, it does not consider that any patent or group of them related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

GC attempts to protect its proprietary rights by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. There can be no assurances that these steps will be adequate, that GC will be able to secure patents, copyrights or trademark registrations for all GC's technologies, software or marks in the United States or other countries or that third parties will not infringe upon or misappropriate GC's patents, copyrights, trademarks, service marks and similar proprietary rights. Effective patent, copyright, service mark, and trade secret protection may not be available in every country in which GC's products may be distributed and policing unauthorized use of GC's proprietary information will be difficult, if not impossible. It may be possible for a third party to copy or otherwise obtain and use GC's proprietary information without authorization or to develop similar technology independently. Litigation may be necessary to enforce and protect GC's intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to GC or to third party providers of technology to GC. GC and/or such third party providers may increasingly face infringement claims as the number of competitors in GC's industry segment grows and the functionality of products and services in different industry segments overlaps. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation and divert management's attention. A successful claim of infringement against GC could harm its future competitiveness and profitability.

Employees

As of April 30, 2002, GC had 363 full-time employees, including 143 in manufacturing, 45 in marketing and sales, 36 in research and development, and 139 in corporate operations and administration. GC is not subject to any collective bargaining agreements and believes that its relationship with employees is good. GC's success depends to a significant extent upon the performance of its executive officers and other key personnel.

RISK FACTORS

  We anticipate that the sign making and specialty graphics and ophthalmic lens processing industries will undergo significant technological change in the foreseeable future. If we do not continuously improve our technology in a timely manner, our products could be rendered obsolete or unmarketable.

With respect to the sign making and ophthalmic lens industries, the success of the Company is expected to depend on the timely and successful introduction of new products and upgrades of current products to address any competing technological and product development carried out by the Company's primary competitors or others. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, and the accurate anticipation of technological and market trends. Failure of the Company to be a market leader in the development, implementation or marketing of such products may have an adverse affect on the Company's results of operations and financial condition.

  The Company's sign making equipment manufacturing segment may not develop new technology, new areas of technological expertise or be able to complete the reengineering of its manufacturing processes necessary for efficient production.

Many of GSP's products are currently industry mainstays. Nonetheless, if GSP is not able to develop new technology to match and replace its past innovations (e.g., EDGE and EDGE 2) as well as develop sufficient technological expertise in areas of technology where it has not been a leader, GSP's revenues may continue to decline along with the relevancy of its technology. Further, if GSP's efforts to reengineer its manufacturing processes to remove development and implementation errors of the past are not successful (or a suitable original equipment manufacturer to take over such processes for GSP is not identified), GSP may be unable to build the new products it needs to maintain its market position, which may eventually lead to declining sales and reduced operating results.

  The Company's product lines involve complex processes and we may not be able to fully anticipate defects in early models incorporating the latest technical advances. This could decrease the market acceptance of such advanced products, may result in products liability or harm our reputation

Intense competition in the primary markets of each of the Company's business units requires constant innovation and delivery of new products to market. As with many industries, implementation problems often hamper the introduction of cutting-edge technology. Failure of the Company to anticipate and resolve such problems before new products are introduced to the market could have an adverse effect on the Company's sales and market reputation.

  If the Company fails to commercialize newly-developed technologies, or to develop and commercialize additional enhancements to such technology, it may not be able to compete effectively and its business will suffer.

Beyond the development and implementation of newly-developed technology advances, the Company must take steps to make sure that such newly-developed technology is relevant, commercially useful and desirable in its target markets. Technological advancements are only valuable to the Company if they add a commercial value for which the Company's target customers are willing to pay.

  The Company's efforts to expand into new markets may not be successful.

The Apparel and Flexible Materials and Ophthalmic Lens Processing business segments have aggressive expansion as fundamental parts of their strategies. These expansion efforts are likely to require capital expenditures, cause these units to incur certain hard and soft market development costs as well as shift management focus away from developed markets. While management has made efforts to carefully design and begin implementation of their respective expansion plans, failure to capture the desired penetration into the targeted expansion markets could mean that they will be unable to recoup the costs associated with the attempted expansions.

  The Company's sign making distribution segment may not be able to maintain its market position if it does not offer the latest, best and most reliable equipment to its customers.

Spandex has suffered from inability to bring new and reliable products from the Company to market. If Spandex is not able to supply its well-developed end-user network with the best, most efficient and most reliable technology available (whether it comes from the Company or not), its relationship with its end-users will decline, causing sales to decrease and having an adverse affect on Spandex and the Company. Moreover, if Spandex must look outside of GSP to provide such technology to its customer network, its margins may decrease, hurting overall Company profits.

  The Company's Sign Making and Specialty Graphics segment may not be able to maintain its market position if its suppliers begin marketing directly to the customer.

If some of the Sign Making and Specialty Graphics segment's significant suppliers begin selling their products directly to the Company's customers, the Company may have less products to offer its clientele and suffer losses based on decreased revenue from sales.

  The Company's sign distribution segment may not have success in correcting its supply chain problems.

Spandex is currently a high cost distribution business. It is important for Spandex to reduce operating costs to ensure its future competitiveness. The failure of Spandex to successfully change the supply chain model may create dissatisfaction with Spandex's highly service-oriented business, and could eventually reduce sales and profitability.

  If the Company is not able to fulfill all covenants under its existing credit agreement and to extend or replace it by August 15, 2003, it may not have the liquidity and capital resources needed to operate our businesses in an acceptable manner.

Outstanding borrowings under the Company's primary credit facility aggregated $115,565,000. The Company's banks require that it reduce the commitment under this facility to $80,000,000 by April 30, 2003. Unless renewed or extended, the facility terminates and must be paid in full on August 15, 2003.

The credit agreement contains various other conditions, covenants, and representations with which the Company must be in compliance to avoid acceleration of the due date of these borrowings. While the Company is currently in compliance with these conditions, covenants, and representations, there can be no assurance that it will be able to continue to comply.

The Company intends to replace this facility with short- or long-term borrowings in fiscal 2003. However, the Company has no commitments from any lender or other source of capital and many of the factors that affect the Company's ability to access capital markets, such as liquidity of the overall capital markets and the current state of the economy, are outside the Company's control. There can be no assurances that alternative sources of capital will be available when needed, or if available that they will be available on favorable terms.

  The impact of the Company's cost-reduction efforts remains uncertain.

In both fiscal 2002 and 2001, the Company implemented plans to reduce worldwide employment, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. The impact of these cost-reduction efforts on the Company's profitability will be influenced by:

  the Company's ability to successfully complete its ongoing efforts;

  the ability of these efforts to continue or begin (on a business segment basis) to generate the level of cost savings each segment has anticipated; and

  whether the cost-reduction efforts ultimately hinder the ability of the Company to compete or enhance profitability in each of its business units. Since these cost-reduction efforts involve many aspects of the Company's business, they could adversely impact productivity to an extent the Company has not anticipated.

  The Company faces intense competition in each of its three business segments.

Although the Company is a pioneer and/or a strong leader in each of its business segments, competition has grown fierce in recent years in each market segment in which the Company operates. Unless the Company's business units can effectively implement their respective strategies for cost-reduction, new product development and implementation, sales increases, management restructuring, continued international expansion, and leveraging of brand names and distribution networks the Company may find it difficult to compete effectively in its various markets.

  The Company's ophthalmic lens unit has a narrow customer base.

In recent years the aggressive expansion of "super" retail optical stores that fueled the growth of GC, and the market upon which GC relies for a large portion of its revenues (one such retailer represents roughly 10 percent of GC's equipment sales) has begun to slow in North America. Although GC is seeking to expand its international presence, if GC is not able to broaden its customer base in North America by developing equipment more suitable to larger labs as well as new equipment suitable for sale directly to eye care practitioners, GC's dependence on the mid-size retail market may lead to further revenue declines.

  The Company's businesses are subject to fluctuations in operating results as a function of economic and other conditions.

The Company's businesses and operations worldwide can be affected by changes in economic, industrial, political, and other conditions, including changes in interest rates (which can affect demand for capital equipment as well as the Company's financing costs); changes in legislation and in government regulations (including regulations relating to capital contributions, currency conversion, import/export duties and repatriation of earnings); changes in technology; and changes in currency exchange rates.

At various times in recent years, including during the fiscal years 2001 through 2002, markets for one or more of the Company's main products have been characterized by falling prices, unstable exchange rates, weaker global demand, rising inventories and shifting production bases. In this type of environment, the Company's ability to maintain historic levels of profitability may depend to a great degree on its ability to reduce costs (including the costs of sourced materials), increase productivity levels, reposition itself within higher value-added market segments and establish itself as a market leader in new production bases.

Management believes that diversification of the Company's businesses across multiple industries and geographically throughout the world has helped, and should continue to help, limit the effect of adverse conditions in any one industry or the economy of any country or region on the consolidated results of the Company. For example, the Apparel and Flexible Materials segment's continued expansion efforts to countries that represent new production bases may offset declines in North America and Europe. Nonetheless, there can be no assurances that the effect of adverse conditions in one or more industries or regions will be limited or offset in the future.

  The Company's results are subject to fluctuations in costs of purchased components and materials.

The Company must depend on component parts and other materials from its suppliers to manufacture the equipment it sells in its manufacturing units (GSP, GT, and GC). The same is true in the case of Spandex with respect to the materials and equipment it distributes. Each of the Company's segments also relies on suppliers for process consumables and other materials it sells directly to its customers as company branded materials. Fluctuations in the prices of such components and material, whether caused by market demand, shortages, currency exchange rates or other factors, could adversely affect the Company's cost basis for the production, delivery and/or maintenance of its products and thus have an adverse effect on the Company's results.

  The Company's current and future strategic alliances may not produce the sales or profit expectations projected by management.

Each of the Company's business segments is currently engaged in and/or seeking strategic partnerships and business alliances with various entities in related industries. These alliances may not yield the profits or sales projected by management, making it difficult for the Company to recoup the costs and resources expended in establishing such. Further, if the Company fails to maintain these strategic partnerships and alliances or if such partners or allies engage in activity detrimental to the Company or begin to compete directly with the Company in its target markets, the Company's reputation, market share and results may suffer.

  The Company is subject to risks as a result of our international operations.

Operations outside the United States represent a significant portion of our business, as reflected in the tabular breakdown of our fiscal year 2002 and 2001 revenues in the immediately following risk factor. The Company expects revenue from international markets will continue to represent a significant portion of our total revenues. It is costly to maintain international facilities and operations, promote our brand internationally and develop localized systems and support centers. Some of the risks that we face as a result of our international presence include:

  general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

  imposition of or increases in currency exchange controls;

  potential inflation in the applicable foreign economies;

  imposition of or increases in import duties and other tariffs on our products;

  imposition of or increases in foreign taxation of our earnings and withholding on payments received by us from our subsidiaries.

Part of the Company's strategy over the years has been to expand our worldwide market share and decrease costs through strengthening our international distribution network and, to some extent, sourcing materials locally. This strategy increases the impact of certain of the above-cited risks.

  Fluctuations in currency exchange rates may cause the Company's financial results to decline.

The Company's export sales have generally been made in U.S. dollars, except for certain products and territories (principally in Western Europe), where the Company has made sales in local currencies. The table below reflects the proportion of our revenues generated by the international operations of each of our three business segments in fiscal 2002 and 2001:

Business Segment	% Revenues from Int'l Operations Fiscal Year 2002	% Revenues from Int'l Operations Fiscal Year 2001
Sign Making & Specialty Graphics	71.5%	72.1%
Apparel and Flexible Materials	74.2%	68.7%
Ophthalmic Lens Processing	29.0%	36.0%

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

  The Company may not be able to adequately protect our intellectual property rights

The Company's business segments own and have applications pending for patents in the U.S. and other countries. These patents expire from time to time and cover many products and systems designed by the Company. The Company does not believe that any specific patent of group of patents to be such that the loss or expiration of any one or more of them would alone have a materially adverse effect on its overall business. Nonetheless, the Company recognizes that there are no assurances that its attempts to protect its proprietary rights to its intellectual property by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions will be successful and that effective patent, copyright service mark or trade secret protection may not be available in each country where the Company's products are sold.

Accordingly, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information/intellectual property without authorization. Litigation or other action may be necessary to enforce and protect the Company's intellectual property rights or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and management focus having an adverse affect on the Company.

  The Company depends on key personnel to operate our businesses.

Our future success depends on the continued services and performance of our senior management and other key personnel, including Marc T. Giles, the Company's Chief Executive Officer; Shawn Harrington, the Company's Chief Financial Officer; Elaine Pullen, the President of GSP; Doris W. Skoch, the Managing Director of Spandex; Bernard J. Demko and James Arthurs, the Executive Vice Presidents of GT; and John Hancock, the President of GC. The loss of the services of any member of our senior management or other key employees could cause significant disruption in one or more of the Company's businesses. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

  The Company is the subject of various legal claims and proceedings.

The Company is the subject of legal claims which may be resolved in a manner that has a material adverse affect on the Company's financial condition and results of operations. Any current estimates of the potential impact on the Company's results of operations should be considered forward looking statements, as they are predictions made by management about the future and could change. See Item 3 of Part I and Item 7 of Part II of this Annual Report on Form 10-K, for discussions of certain legal matters affecting the Company.

**********

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's future reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time.

ITEM 2. PROPERTIES.

As of April 30, 2002, the Company's principal operations are conducted in the following facilities:

Type of Facility	Location	Square Footage

Manufacturing/office (L) (1,3)	South Windsor, CT	250,000
Manufacturing/office (O) (4)	South Windsor, CT	98,000
Manufacturing/office (O) (2)	Tolland, CT	224,000
Manufacturing/office (L) (1)	Manchester, CT	118,000
Manufacturing/office (O) (3)	Muskogee, OK	152,000
Manufacturing/office (O) (1)	Lancaster, England	79,000
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (O) (1)	Achern, Germany	54,000
Manufacturing/office (L) (4)	Marblehead, MA	31,000
Service/office (O) (4)	Richardson, TX	70,000
Warehouse/sales and service office (L) (1)	Bristol, England	118,000
Warehouses/sales and service offices (O)	Various	39,000
Warehouses/sales and service offices (L)	Various	490,000
-----------------------------------------
(O) Company-owned
(L) Leased

(1) Sign Making & Specialty Graphics
(2) Apparel & Flexible Materials
(3) Ophthalmic Lens Processing
(4) Unoccupied

As of April 30, 2002, the Company had plans to sell the then owned property in South Windsor, CT, the property in Richardson, TX, and a parcel of land in Manchester, CT. These properties had a carrying value of $3,968,000 as of April 30, 2002 and are included in the caption "Net assets held for sale" in the Company's balance sheet. Subsequent to April 30, 2002, the Company completed the sale of the two properties for combined net proceeds of $2,506,000, which were used to reduce the Company's debt. The Company expects to sell the Richardson, TX property in fiscal 2003 and also use the sales proceeds to reduce debt. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information.

In the second quarter of fiscal 2002, the Company sold and leased back three Connecticut properties, including its headquarters in South Windsor, CT. The Company realized net proceeds of $17,183,000 on the sale and entered into a 17-year leaseback of the facility for annual rental payments of $2,118,000, with annual adjustments for inflation. The deferred gain on the sale of the facility was $2,480,000 and is being amortized over the lease term against the rental payments. The lease was accounted for as an operating lease.

In the third quarter of fiscal 2001, the Company sold and leased back the Bristol, UK facility of its Spandex PLC subsidiary. The Company realized gross receipts of $12,600,000 on the sale and entered into a 15-year leaseback of the facility with average annual rental payments of approximately $1,200,000. The gain on sale of the facility of $3,500,000 was deferred and is being amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

Management believes that the Company's facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet the Company's immediate requirements.

The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $6,628,000 in the fiscal year ended April 30, 2002.

The Company owns certain machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 2002, the aggregate rental under such leases was $2,345,000. The Company fully utilizes such machinery and equipment.

ITEM 3. LEGAL PROCEEDINGS.

Existing and Potential Claims Against the Company Alleging Violation of Securities Laws

The Company and several of its current and former officers and directors have been named as defendants in eight putative class action complaints filed in the United States District Court for the District of Connecticut. These complaints purport to be filed on behalf of purchasers of the Company's publicly traded stock between May 27, 1999 and April 12, 2002 (the "Class Period"). The complaints allege, among other things, that during the Class Period the Company and the individual defendants knowingly issued false and misleading financial statements and financial information in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). The complaints seek unspecified compensatory damages and other relief.

The first of these complaints was filed on April 18, 2002, three days after the Company announced, among other things, that:

  The Company expected to take a pre-tax charge of roughly $12 million principally in connection with inventory write-downs in its fiscal fourth quarter ending April 30, 2002 and, in conjunction with that charge, the Company would seek a waiver of certain covenants under its principal credit facility for the quarter ended April 30, 2002.

  The Company was conducting an internal review of its financial reporting for the period beginning January 1, 1998 and through the fiscal year ending April 30, 2002, a review prompted by an investigation initiated by the Securities and Exchange Commission which the Company understands was originally focused on possible insider trading and then expanded to encompass the Company's inventory and reserve accounting practices and related disclosures.

  Based on the information reviewed at the time of the Company's announcement, the Company believed that a restatement of its historical financial statements would be likely.

By order, dated July 12, 2002, the District Court for the District of Connecticut consolidated the eight putative class action complaints, appointing the Louisiana Municipal Employees' Retirement System as lead plaintiff. The lead plaintiff is required to file a consolidated Amended Complaint on or before September 13, 2002. The Company expects to respond to the consolidated Amended Complaint after it is filed and to provide a vigorous defense to the litigation.

As disclosed in greater detail elsewhere in this annual report, the Company has recently completed the internal review of its financial reporting, which encompassed the period beginning January 1, 1998 and ending April 30, 2002, and determined that a restatement of its financial statements as of and for the fiscal years ended April 30, 2001 and 2000, is appropriate. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," for more information. In light of the Company's restatement of prior period financial statements, it is possible that other lawsuits may be initiated against the Company and its current and former officers and directors alleging violations of various provisions of the Exchange Act and other laws.

The Company is unable to predict the ultimate outcome of these actual and potential claims or quantify the cost to resolve them. However, the costs of defending the Company and its current and former officers and directors who have been or may be named as defendants, as well as related costs, have been and are likely to continue to be substantial unless these claims and the SEC's investigation are promptly resolved.

The Company has notified its directors and officers liability insurance carrier of the lawsuits and has requested both defense of the suits and coverage and indemnification up to the policy limits with respect to the litigation. To date, no amounts have been reimbursed by the Company's insurance carrier.

Other Legal Proceedings

The Company has other lawsuits, as well as claims and government proceedings, pending against it. The Company's management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations, liquidity or competitive position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2002.

Executive Officers of the Registrant

The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of initial appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company. All officers serve at the pleasure of the Board of Directors.

Name and Age	Present Position and Date of Initial Appointment	Other Positions Held During Last Five Years
Marc T. Giles (46)	President and Chief Executive Officer (November 29, 2001) President and Chief Executive Officer, Gerber Technology (November 29, 2000)	Senior Vice President, Gerber Scientific, Inc.; Division Manager, Food Systems & Handling, and Director, Business Development Food Machinery Group, FMC Corporation
Shawn M. Harrington (48)	Senior Vice President (March 20, 1997); Chief Financial Officer and Principal Accounting Officer (November 29, 2001); Chief Executive Officer, Gerber Coburn Optical Inc. (December 7, 2001)	President, Gerber Coburn Optical, Inc.
Richard F. Treacy, Jr. (57)	Senior Vice President, General Counsel (September 9, 1994)	Secretary
Elaine A. Pullen (48)	Senior Vice President (August 30, 2001), President, Gerber Scientific Products (August 9, 2001)	Chairperson and Interim President, Connecticut Technology Council; President, Trident (ITW); Chief Executive Officer and President, Trident International, Inc.
John R. Hancock (55)	Senior Vice President (December 7, 2001) President, Gerber Coburn Optical (December 7, 2001)	Advisor, Gerber Coburn Optical; Senior Vice President Sales and Marketing, Gerber Coburn Optical; Vice President Sales and Marketing, Gerber Coburn Optical
Bernard J. Demko (44)	Senior Vice President (December 7, 2001); Chief Operating Officer, Gerber Technology (September 22, 2000)	Executive Vice President, Gerber Technology; Vice President, Corporate Controller, Gerber Scientific, Inc.; Vice President Finance, Gerber Technology
David J. Gerber (41)	Vice President, Business Development and Technology Strategy (March 19, 1998)	Director, New Business Development and Technology Strategy

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." The following table provides information about the high and low sale prices of the Company's common stock on the New York Stock Exchange for each quarter during the last two fiscal years.

Trading History of the Company's Common Stock
Fiscal 2002	Low	High
First Quarter	$6.60	$11.15
Second Quarter	$7.50	$12.26
Third Quarter	$8.31	$11.00
Fourth Quarter	$4.40	$9.69

Fiscal 2001
First Quarter	$9.00	$14.63
Second Quarter	$6.75	$10.88
Third Quarter	$6.38	$9.63
Fourth Quarter	$6.01	$11.40

Holders

As of July 31, 2002, the Company had 1,180 record holders of our common stock. This number does not include the number of persons whose shares of common stock are held in nominee or in "street name" accounts through brokers. As of such date, 22,119,180 shares of common stock were issued and outstanding. An additional 4,388,193 shares of common stock were subject to outstanding options and rights.

Dividends

In response to sustained weak economic conditions in each of the Company's three core businesses in fiscal years 2001 and 2000, the Company announced in February 2001 that its Board of Directors had voted to suspend the Company's quarterly dividend payment of $.08 per share after the February 28, 2001 payment. At the time, the Company advised that its main priority was to improve its balance sheet, primarily by optimizing debt reduction. The suspension of the dividend payment provided the Company with additional cash flow of approximately $7.0 million in fiscal 2002. The challenging business environment in North America and in other of the Company's markets continues to put pressure on revenues and earnings, such that the Company anticipates continuing to retain earnings to finance the growth and development of its business. Therefore, the Company does not expect to pay cash dividends on its common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, operating results, capital requirements, and whatever other factors that the Board may deem relevant, as well as the terms of the Company's primary credit facility, which restricts the Company's ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

The table below presents information related to the equity compensation plans that have been previously approved by shareholders and equity compensation plans not approved by shareholders, as of April 30, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,713,193	$14.58	1,542,575 (1), (2)

Equity compensation plans not approved by security holders	76,454 (3)	$ 6.11	---

Total	3,789,647	$14.41	1,542,575

(1) Includes securities which may be issuable other than upon exercise of an option, warrant, or right as follows:

(a) 483,770 shares which may be issued under the Company's 2000-2004 Executive Annual Incentive Bonus Plan ("Bonus Plan"). Under this Plan, designated executives may elect to receive up to 50% of their bonus in Company common stock in lieu of cash. If such an election is made, the executive is awarded additional shares of restricted stock equal in value to one-third of the amount of the bonus elected to be taken in stock.

(b) 39,320 shares reserved for issuance under the Company's 1992 Non-Employee Director Stock Option Plan to non-employee directors who elect to receive shares of stock in lieu of all or a portion of their directors' fees otherwise payable in cash.

(c) 126,100 shares which may be issued as restricted shares under the Company's 1992 Employee Stock Plan (the "Employee Stock Plan").

(2) Excludes any restricted shares previously issued under either the Bonus Plan or the Employee Stock Plan which may be forfeited and reissued under the terms of that Plan.

(3) Includes 26,454 shares previously credited to non-employee directors, but not yet issued, under the terms of the Non-Employee Director's Stock Grant Plan described below.

The following equity compensation plans were adopted without the approval of security holders.

1.     Non-Employee Director's Stock Grant Plan

Quarterly, each of the Company's non-employee directors is credited with the right to receive shares of the Company's common stock having a fair market value equal to $3,750. Each non-employee director is also credited with the right to receive additional shares equal to the fair market value of any dividends or stock splits that would have been received on the shares had they been owned directly. Shares credited to non-employee directors will be delivered to them upon the earlier of death or termination of Board membership unless further deferral is elected by the director.

2.     Stock Option Granted to Chairman of the Board

On December 7, 2001, George M. Gentile, Chairman of the Board, was granted an option to purchase 50,000 shares at $9.34 per share (the closing price of the Company's common stock on the New York Stock Exchange on December 7, 2001). This option is exercisable on and after the earlier of November 28, 2002 or upon a "change in control" of the Company, as that term is defined in the Company's 1992 Employee Stock Plan. The option will expire on December 6, 2011, or earlier if Mr. Gentile is removed from the Board for cause or if he ceases to be a member of the Board prior to November 28, 2002, for any reason other than death, disability or a change in control of the Company. The option will also expire five years after Mr. Gentile ceases to be a member of the Board if it has not terminated earlier.

Recent Sales of Unregistered Securities

Non-Employee Directors Stock Grant and Stock Plans

From July 29, 1999 to the date of this report, the Company has issued (or committed to issue) an aggregate of 100,339 shares of its common stock to non-employee members of the Company's Board of Directors under the Company's Non-Employee Director's Stock Grant Plan (the "Director's Stock Grant Plan") or in connection with the exercise of options granted under the Company's 1992 Non-Employee Director's Stock Option Plan, as amended (the "Director's Stock Option Plan"). The issuances of the securities described below were in connection with transactions deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as transactions by an issuer not involving any public offering. The Company granted 37,339 shares as partial compensation for the recipients' service as directors in accordance with the terms of the Directors Stock Grant Plan.

Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Plan

From on or about January 1, 1998 to July 15, 2002, 1,111,063 shares of the Company's common stock were purchased in the open market by the independent trustee of the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust (the "Plan") for the benefit and at the direction of the Company's employee participants in the Plan. Of this number, only 350,000 shares were registered under the Securities Act. Accordingly, 761,063 shares acquired by Plan participants from on or about March 1, 2000 to July 15, 2002 were not registered. These unregistered shares were acquired by Plan participants at prices ranging from $2.31 to $21.06 per share for an aggregate purchase price of $7,389,230.

Although the Company understands that the staff of the Securities and Exchange Commission takes the position that the shares acquired by employee benefit plans with features like the Plan are required to be registered, the Company believes that these shares should be exempt from registration by virtue of Section 4(1) of Securities Act as being transactions by persons other than issuers, underwriters or dealers. See the disclosure under the caption, "Existing and Potential Claims Against the Company Alleging Violations of the Securities Laws" in Item 7 of this Annual Report on Form 10-K for more information.

ITEM 6. SELECTED FINANCIAL DATA.

	For fiscal years ended April 30,
		Restated
In thousands except per share amounts	2002	2001	2000	1999	1998

Sales and service revenue	$502,724	$558,164	$615,716	$594,716	$430,628

Net earnings (loss) 1-8	(119,615)	(23,229)	25,646	26,281	5,447

Per common share
Basic	(5.42)	(1.06)	1.16	1.16	.24
Diluted	(5.42)	(1.06)	1.15	1.14	.23

Cash dividends per common share	---	.32	.32	.32	.32

Total assets	311,593	478,408	561,648	534,988	337,474

Long-term debt (includes current maturities)	127,929	169,914	194,892	173,338	6,953

Shareholders' equity	84,387	203,479	245,416	236,588	231,826

Weighted average common shares outstanding
Basic	22,072	22,017	22,140	22,590	22,800
Diluted	22,072	22,017	22,390	23,011	23,331

The selected financial data has been restated (see Note 2 of the "Notes to Consolidated Financial Statements"). Net earnings for the years ended April 30, 1999 and 1998 were decreased by $3,299,000 ($.15 basic and diluted earnings per share) and $1,938,000 ($.08 basic and $.09 diluted earnings per share), respectively. The fiscal 1999 decrease was primarily attributable to inventory and other cost of sales related accruals, severance and employee related accruals, warranty accruals, and the correction of accruals related to the sale of the Company's imaging and inspection business. These decreases were offset by recalculation of income tax expense and other tax related adjustments. The fiscal 1998 decrease was primarily attributable to the recalculation of income tax expense and other tax related adjustments and inventory and other cost of sales related accruals. These decreases were offset by the correction of accruals associated with the sale of the Company's imaging and inspection systems business. Shareholders' equity at the beginning of the year ended April 30, 1998 also reflected an increase of $2,850,000 resulting from the correction of errors related to prior periods.

1 Net earnings for the year ended April 30, 1998 included an after tax charge of $14,431,000 ($.62 per diluted share) from the write-down of certain assets on the sale of the Company's Gerber Systems unit. Gerber Systems represented the Company's imaging and inspection systems business.

2 Net earnings for the year ended April 30, 1998 included an after tax gain of approximately $963,000 ($.04 per diluted share) from the final settlement of the Company's UK patent litigation with Lectra Systemes S.A. of France.

3 Net earnings for the year ended April 30, 2000 included an after tax charge of $4,100,000 ($.18 per diluted share) for excess costs on initial production of certain new products in the Company's Sign Making and Specialty Graphics operating segment.

4 Net loss for the year ended April 30, 2001 included after tax restructuring and other special charges of $20,897,000 ($.95 per diluted share) relating to reductions in workforce, provisions for losses on sales of facilities, inventory write-downs, impairments of long-lived assets, and other charges. See further discussion of these charges in Note 14, "Restructuring and Other Charges," of the "Notes to Consolidated Financial Statements."

5 Net loss for the year ended April 30, 2002 included after tax restructuring charges of $3,915,000 ($.18 per diluted share) associated with ongoing efforts to reduce costs in the continually weak economic and business environment the Company experienced in its capital equipment markets. See further discussion of these charges in Note 14, "Restructuring and Other Charges," of the "Notes to Consolidated Financial Statements."

6 Net loss for the year ended April 30, 2002 included the cumulative effect of an accounting change of $114,653,000 ($5.20 per diluted share) associated with the Company's implementation of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This amount represented the impairment of goodwill in the Sign Making and Specialty Graphics segment ($92,953,000) and the Ophthalmic Lens Processing segment ($21,700,000) as of May 1, 2001. See further discussion of these charges in Note 7, "Goodwill and Other Intangible Assets," of the "Notes to Consolidated Financial Statements."

7 Net loss for the year ended April 30, 2002 included after tax fourth quarter charges of $8,440,000 ($.38 per diluted share) for asset write-downs and other charges in the Company's Sign Making and Specialty Graphics operating segment. See further discussion of these charges in Note 21, "Quarterly Results (Unaudited)," of the "Notes to Consolidated Financial Statements."

8 Net loss for the year ended April 30, 2002 included the reversal of previously established restructuring reserves totaling approximately $600,000 after taxes, ($.03 per diluted share). See further discussion in Note 14, "Restructuring and Other Charges" of the "Notes to Consolidated Financial Statements."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During fiscal 2000, the Company purchased five distribution businesses included in its Sign Making and Specialty Graphics operating segment. Accordingly, these acquisitions were included in the Company's consolidated balance sheets at April 30, 2002 and 2001, and in the Company's results from operations and cash flows since their respective acquisition dates.

In October 2001, the Securities and Exchange Commission (SEC) commenced an investigation into the Company's inventory and reserve accounting practices and related disclosures. This investigation followed an earlier private investigation by the SEC into trading in the securities of the Company. Management believes that the Company has cooperated fully with the SEC staff in the investigations. Recently, the Company completed an internal review of its financial reporting for the period January 1, 1998 through April 30, 2002 and has restated its financial statements for the fiscal years ended April 30, 2001 and 2000, which effect has been included in this Annual Report on Form 10-K. For the fiscal year ended April 30, 2001, the restatements have the effect of decreasing the previously reported loss per diluted share by $0.01, from a loss of $1.07 per diluted share to a loss per diluted share of $1.06. For the fiscal year ended April 30, 2000, the restatements have the effect of reducing previously reported earnings per diluted share by $0.01, from $1.16 to $1.15. Retained earnings as of April 30, 1999 have been restated to reflect the impact of adjustments up to that date for periods not separately presented and the impact was a decrease to retained earnings at April 30, 1999 of $2.4 million.

RESULTS OF OPERATIONS

Fiscal Year 2002 compared to Fiscal Year 2001

Revenues. The Company's consolidated revenue in 2002 were $502.7 million, a decrease of $55.4 million or 9.9 percent from $558.2 million in 2001. The decrease reflected both lower product sales and service revenue. Revenues in the Sign Making and Specialty Graphics segment in fiscal 2002 were $257.4 million, compared to $275.7 million in the prior fiscal year. In the Apparel and Flexible Materials segment, fiscal 2002 revenues were $158.1 million, compared to $188.3 million in the prior fiscal year. In the Ophthalmic Lens Processing segment, revenues were $87.2 million, compared to $94.1 million in the prior fiscal year.

Capital spending in the Sign Making, Apparel, and Ophthalmic industries diminished. Aftermarket supplies revenues were lower than the prior year, but the economic weakness continued to have a more profound impact on equipment sales. As was the case in fiscal 2001, this impact was most notable in the Apparel and Flexible Materials operating segment. This segment's business continues to be affected by a migration of apparel production from North American and European markets to lower labor cost markets. The adoption of factory automation in these lower cost markets has lagged the migration impact. The lower equipment sales in the Sign Making and Specialty Graphics segment was due largely to weakening market conditions in European markets, particularly the United Kingdom and Germany.

Aftermarket supplies revenues were lower primarily in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing operating segments. The Sign Making and Specialty Graphics segment's reduction was caused by customer migration from the Company's proprietary vinyl material products to lower-cost commodity-like products. The Ophthalmic Lens Processing segment's reduction was commensurate with lower industry prescription volumes.

Service revenue in fiscal 2002 was down about 1.5 percent from 2001. The decrease occurred in the Apparel and Flexible Materials operating segment due to loss of service business in North America coincident with migration of the apparel industry to offshore locales.

Weaker foreign currency translation rates lowered revenue approximately $7.8 million (1.5 percent) in fiscal 2002, which affected primarily the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments.

The downturn of the U.S. economy, which began late in the third quarter of fiscal 2001, continued throughout fiscal 2002. This was exacerbated by non-U.S. economic performance following the U.S. lead early in 2002. As a result, our order entry and backlog levels approached historic lows, and each of our operating segments reported lower revenue and order entry levels for the full year.

In response to the declining revenues, management continued to take steps to reduce the Company's cost structure. Those initiatives resulted in pre-tax charges of $5.0 million related to actions to reduce overall headcount by approximately 165 employees in the third quarter, in addition to restructuring actions taken in fiscal 2001. The Company also began implementation of best practice and shared services initiatives across the Company to further improve operating results and competitiveness.

On a geographic basis, fiscal 2002 sales to U.S. customers were $20.1 million lower, to European customers $11.6 million lower, and to all other customers $23.7 million lower than in the prior year. The U.S. sales decline occurred almost entirely in the Apparel and Flexible Materials operating segment. This decline was mitigated by a stabilization of demand later in fiscal 2002 for both the Apparel and Flexible Materials and Ophthalmic Lens Processing segments' products. U.S. sales in the Ophthalmic Lens Processing segment were higher than in the prior fiscal year and the gains were caused by equipment shipments to large U.S. discount chains later in fiscal 2002.

Sales declines outside of U.S. markets occurred in each operating segment and were the result of worsening global economic conditions. The largest declines were in non-European international markets. These markets (particularly China, Japan, Australia, and Turkey) have been negatively affected by the follow-on effect of the North American capital equipment market weakness, currency crises in South American and Asian markets, and increased competition.

Gross Profit Margins. The overall gross profit margin in fiscal 2002 was 33.8 percent, which was higher than the prior year margin of 32.7 percent. Margins on product sales were lower but were higher on service revenue. The decrease in the product gross profit margin was the result of lower product sales, competitive pricing effects, and unfavorable business mix. From a business mix perspective, lower equipment sales continued to impact profitability and caused lower margin aftermarket supplies revenue to represent a higher proportion of total product sales. Equipment sales (hardware and software) were 37.3 percent of total sales in fiscal 2002 compared with 41.6 percent in the prior fiscal year. Additionally, the Company lowered certain equipment product prices in the Sign Making and Specialty Graphic segment's European business in an effort to maintain market position. These negative margin effects were more than entirely offset by aggressive cost reductions and productivity improvements. See the discussion below under "Restructuring and Other Charges" and Note 14 of the "Notes to Consolidated Financial Statements." Service gross margins in fiscal 2002 also benefited. The Company expects to further improve its gross margin with implementation of productivity and shared service initiatives.

Weaker foreign currency translation rates lowered the overall gross margin approximately $1.3 million in fiscal 2002.

Selling, General & Administrative Expenses. Selling, general and administrative (SG&A) expenses, excluding goodwill amortization, were about 26.2 percent of revenue in fiscal 2002, down from 26.9 percent in fiscal 2001. Cost reductions were responsible for most of this improvement, offset by higher warranty and other costs related to MAXX, fourth quarter charges associated with an internal review at Spandex, and higher corporate charges. R&D expense in fiscal 2002 decreased only slightly from fiscal 2001 levels.

Restructuring and Other Charges. As described in Note 14 of the "Notes to Consolidated Financial Statements," the Company recorded pre-tax restructuring charges of $5.0 million associated with ongoing efforts to reduce costs. These charges were recorded in each of the Company's operating segments, including corporate headquarters. The corporate level charges and certain operating segment charges, were coincident with the Company's decision to pursue a corporate shared services model for its operating units. This change was designed to increase ownership of corporate staff functions at business units and, through shared services initiatives, realize cost savings through supply chain consolidation and other benefits.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. Annualized savings are expected to be approximately $10.0 million. The pre-tax charge will require additional cash payments and will be funded by cash generated from operations and borrowings under the Company's credit facility. As of April 30, 2002, 142 positions were eliminated with the balance targeted for completion by the end of the fiscal 2003 third quarter.

Fourth Quarter Charges. In the fourth quarter of fiscal 2002, the Company recorded pre-tax charges of $12.6 million in the Sign Making and Specialty Graphics operating segment. Production delays and technical difficulties associated with digital imaging products represented $7.6 million of the charges and reflected inventory write-downs caused by market introductions of competing products at selling prices lower than the Company's carrying cost. The charges also reflected obligations associated with upgrades for units already sold and the return of some units. Of the aggregate charge of $7.6 million, approximately $7.0 million was included in cost of sales as an inventory write-down, primarily due to changing market conditions and production delays associated with Gerber Scientific Products' MAXX thermal digital imaging system, and $0.6 million in selling, general, and administrative expenses. The remaining $5.0 million of charges related to asset write-downs, contractual obligations, and employee costs associated with the Company's Spandex PLC business (included in its Sign Making and Specialty Graphics operating segment).

Completion of the Company's fiscal 2001 restructuring initiatives in fiscal 2002 resulted in reversal of unexpended accruals of $0.9 million.

Goodwill Amortization and Impairment. On May 1, 2002, the Company adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill, which reduced amortization expense. As described in Note 7 of the "Notes to Consolidated Financial Statements," adoption of a new accounting principle resulted in a write-off of approximately $114.7 million in 2002.

Research and Development Expenses. The Company's R&D expenses for fiscal 2002 were approximately $27.5 million compared to $29.3 million in fiscal 2001.

Interest Expense. Interest expense in fiscal 2002 of $12.6 million was $0.6 million lower than fiscal 2001, primarily due to lower average debt levels. Substantially all borrowings were against the Company's multi-currency revolving credit facility. The interest rate on these borrowings is based on LIBOR for the relevant currency and term plus a margin based on the relationship of the Company's consolidated total debt to EBITDA over the trailing four quarters. Increases in the interest rate margin and fees associated with amendments to the Company's credit facility were significant offsets to reductions in LIBOR during the year and the impact of the Company's improving EBITDA. These increases almost completely offset the benefits of the lower debt levels on interest expense for the year. Certain debt covenants were amended on January 31, 2002 and further waived on April 24, 2002 as the Company was not able to achieve required levels originally set (see credit facility discussion below).

Fiscal Year 2001 compared to Fiscal Year 2000

Revenues. Revenue of $558.2 million in fiscal 2001 was about 9.3 percent lower than in fiscal 2000, reflecting lower product and service revenue. The sales decline occurred in the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments.

Weaker foreign currency translation rates, especially in Europe, lowered revenue approximately $32.5 million (5.5 percent) and affected each operating segment. Holding exchange rates constant, revenue was effectively the same in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing operating segments, but significantly lower in the Apparel and Flexible Materials operating segment. Foreign currency effects on competitive pricing also reduced revenue (and profitability) in that segment.

Weaker demand for capital equipment in U.S. markets due to deterioration in economic conditions pressured product sales in each of the Company's operating segments. Sales of aftermarket supplies also fell in the U.S., but the economic softening had a more profound impact on equipment sales, resulting in the significant product sales shortfall compared with the prior fiscal year. This impact was most notable in the Apparel and Flexible Materials segment.

Also affecting product sales comparability was the introduction of a new digital imaging system (MAXX) in the Sign Making and Specialty Graphics segment. MAXX was subsequently placed on technical hold. Businesses acquired in the Sign Making and Specialty Graphics operating segment in 2000 generated $10.6 million in incremental sales compared with the prior fiscal year. The Company's marketing initiative in the packaging industry launched in fiscal 2000 added $2.3 million to combined sales and service revenue (included in the Sign Making and Specialty Graphics operating segment).

Service revenue in fiscal 2001 decreased $5.2 million or 9.6 percent from the prior fiscal year. The decrease occurred primarily in the Apparel and Flexible Materials operating segment, and resulted from the translation effect on service revenue earned in weaker European currencies and some loss of service business in the U.S. The decline in U.S. service revenue is coincident with the continuing migration of the apparel industry to offshore locales.

On a geographic basis, sales in fiscal 2001 to U.S. and European customers were $41.0 million and $22.7 million lower than the prior fiscal year, respectively. Sales to customers in all other international markets were $6.1 million higher than the prior fiscal year. The U.S. sales decline occurred in the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments and reflected weakening economic conditions and decreased capital spending. U.S. sales in the Ophthalmic Lens Processing segment were slightly higher than the prior fiscal year. European sales declined in each operating segment, most notably in Apparel and Flexible Materials and Sign Making and Specialty Graphics. These declines reflected weakening foreign currency translation rates and discounting sales prices to European customers to remain competitive. Sales gains in other international markets provided some offset to U.S. and European declines. However, international markets, particularly in the Apparel and Flexible Materials operating segment, were decidedly slower in the fourth quarter, as currencies were under pressure.

Gross Profit Margins. The overall gross profit margin in fiscal 2001 was 32.7 percent, compared to 38.9 percent in the prior fiscal year. Margins on both product and service revenue were lower. The decrease in the product gross profit margin (33.0 percent in 2001 compared with 38.2 percent in 2000) was the result of the lower sales, a shift in sales mix on both a product and geographic basis, and the impact of lower European currency values, which pressured sales and impacted price competitiveness. Weaker demand for capital equipment resulted in a proportional shift from higher margin equipment sales (hardware and software) to lower margin aftermarket sales (consumables and spare parts). There was lower volume of higher margin computer aided design systems and software. The increase in sales in international markets and weakness in the U.S. market also had negative gross margin implications. Sales in the U.S. generally have been more profitable than in international markets, where many sales are through independent distribution and agency networks. Continued deterioration of foreign currency valuations further eroded gross margins, particularly in Apparel and Flexible Materials. Lower product sales also hurt margins because there was less equipment production to absorb fixed factory overhead costs.

The decrease in service margins in fiscal 2001 resulted from improved classification of expenses as a result of implementation of an enterprise resource planning system. The system distinguishes more clearly between warranty, installation, and training and the fulfillment of service contract obligations. A decrease in the North American service business was also a factor.

Selling, General & Administrative Expenses. SG&A cost reductions in fiscal 2001 reflected reduced employment levels, lower incentive compensation and pension expenses, lower commissions paid due to the lower sales volume, and weaker foreign currency exchange rates. Higher expenses associated with the continued implementation of an enterprise resource planning system, incremental expenses associated with businesses acquired in fiscal 2000, and additional warranty provisions provided as part of the special charges taken were partial offsets.

Research and Development Expenses. R&D expenses fell in fiscal 2001 from prior year levels as new product introduction slowed.

Restructuring and Other Charges. The Company implemented plans in fiscal 2001 to reduce worldwide employment by 418 employees, discontinue product lines, and consolidate facilities in response to extremely difficult U.S. economic conditions, the continued weak euro, and problems experienced in rollout of new products. As a result, the Company recorded pre-tax charges of $31.0 million in fiscal 2001 of which $1.1 million was a write-off of receivables; $11.3 million in cost of sales; $3.3 million in selling, general, and administrative expenses; $6.0 million write-down of assets; and $9.3 million as restructuring charges in the consolidated statements of operations.

Interest Expense. Interest expense in fiscal 2001 of $13.3 million was $2.6 million higher than 2000. The increase was the result of higher average interest rates and, to a lesser extent, higher average debt balances. The lower EBITDA during 2001 caused the debt to EBITDA relationship (leverage ratio) to rise and, accordingly, the interest margin over LIBOR to rise.

Fiscal Year 2000 compared to Fiscal Year 1999

Revenues. The year ended April 30, 2000 operating results reflected higher sales but diminished sales growth compared to the prior fiscal year, although the Ophthalmic Lens Processing segment experienced a sales decline, which was anticipated. Sales of Sign Making and Specialty Graphics equipment and supplies grew about 6.4 percent, primarily reflecting the strength of the European economy. New product introductions helped sales in the Apparel and Flexible Materials segment. Service revenue also increased, principally as a result of incentives used in the Apparel and Flexible materials segment.

Gross Profit Margins. Overall, margins for fiscal 2000 were lower. Better margins on services were more than offset by lower gross profits on product sales. Margin erosion was attributable in significant part to foreign currency fluctuations. Excess costs of $6.2 million related to initial production of a new product also hurt margins.

Selling, General & Administrative Expenses. A variety of factors contributed to higher SG&A expenses in fiscal 2000, including increases in marketing costs related to new products, SG&A expenses of acquired businesses, and implementation of a new enterprise resource planning (ERP) system.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year 2002

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company's short-term liquidity at April 30, 2002 was adequate for its requirements and the Company expects that available cash and its existing credit facility will be sufficient to meet normal operating requirements over the near term.

Longer term, the Company believes that existing cash balances, anticipated cash flows, and borrowings against its credit facility will be sufficient to meet operating requirements through August 15, 2003, subject to the terms of the Company's credit facility. However, there is no assurance that the Company will not need to raise additional equity or debt financing within this time frame. Further, the impact on the Company's cash flow could be significant if it were unable to meet required covenants in its credit facility. This might be caused by a continued deterioration in worldwide economic conditions that would affect demand for the Company's products; additional charges that may be required because of weak economic conditions, market changes, and delayed product introductions; and the Company's ability to complete its ongoing efforts to improve operational efficiencies. Accordingly, additional financing may not be available on favorable terms, or at all, and may be dilutive to then-current shareholders. The Company may also require additional capital for other purposes not presently contemplated. If the Company were unable to obtain sufficient capital, it would be required to further curtail capital equipment purchases and research and development expenditures, further reduce employee headcount, and consider further asset sales, which could harm business.

In May 1998, the Company obtained a five-year $235.0 million multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The credit facility, as extended, is scheduled to expire in August 2003. The purpose of the credit facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this credit facility is variable and is based on either LIBOR (London Interbank Offered Rate) or prime plus an applicable margin. This margin is based on the Company's leverage ratio (consolidated total debt divided by EBITDA, or earnings before interest, taxes, depreciation, and amortization), as defined. The amended credit facility provides for an annual fee that ranges from 0.20 percent to 1.00 percent of the banks' aggregate commitment, which amounted to $140.0 million at April 30, 2002. The weighted average interest rate of the borrowings under this credit facility as of April 30, 2002 was 4.8 percent. Borrowings outstanding on the credit facility were $121.9 million at that date and are secured by the accounts receivable and inventories of the Company and its domestic subsidiaries, and the capital stock of certain of the Company's foreign subsidiaries. The Company is also required to maintain certain financial covenants including:

  Maximum Leverage (total adjusted debt divided by EBITDA, as defined)

  Minimum Consolidated Net Worth (quarterly test, as defined)

  Minimum Fixed Charge Coverage (quarterly test, as defined)

  Maximum Capital Expenditures (annual test)

  Maximum Cash Balances (daily test)

  Minimum Net Revenue (rolling six months, as defined)

The credit facility also has covenants that limit the Company's ability to pay dividends and make investments while the Company's leverage ratio is greater than 2 to 1 and provisions that limit subsidiary indebtedness. At April 30, 2002, the Company was in compliance with the covenants.

Failure to be in compliance with any material provision of the credit facility could have a material adverse effect on the Company's liquidity, financial position, and results of operations. At a minimum, such noncompliance could result in higher borrowing costs caused by further amendments that would be required to the Company's current credit facility or from a complete refinancing of its debt.

In January 2002, the Company amended its credit facility to change its maximum leverage, minimum fixed charge coverage, and minimum consolidated net worth financial covenants. Compliance with these covenants at April 30, 2002 was waived in accordance with anticipated charges relating to inventory and other write-downs in the Company's Sign Making and Specialty Graphics operating segment. The financial covenants restricting the levels of capital expenditures and cash and investment balances, and a minimum net revenue level also were added in January 2002. This amendment also included increases to the applicable LIBOR margin. Effective January 31, 2002, the Company reduced the amount of the banks' commitment under the agreement to $150.0 million, and at April 30, 2002 to $140.0 million. The Company had voluntarily reduced the amount of the banks' commitment from $195.0 million to $178.0 million on August 3, 2001, reflecting the use of the proceeds from the sale and leaseback of certain facilities.

The Company further amended its credit facility on July 26, 2002, subsequent to the close of its 2002 fiscal year. This amendment included an extension of the agreement's termination date to August 15, 2003; changed the maximum leverage ratio, minimum consolidated net worth, minimum fixed charge coverage, minimum net revenue, and maximum capital expenditures financial covenants; and included further increases to the applicable LIBOR margin. Also effective with this amendment, the Company further reduced the amount of the banks' commitment under the agreement to $134.4 million on July 26, 2002, to $119.4 million on January 31, 2003, and to $80.0 million on April 30, 2003. A fee of .50 percent based on the outstanding banks' commitment is required to be paid by December 31, 2002 should the borrowings under the agreement not be paid in full on or before that date.

A significant risk to the Company is that it will not be able to secure alternative financing by the time the current credit facility becomes due in August 2003. The risk that the Company will not be able to repay amounts needed pursuant to the lower commitment levels, particularly at April 30, 2003, is also significant. Should the Company not be able refinance its current credit facility in time for scheduled commitment reductions or its maturity, the Company would have to consider additional significant asset sales, which could harm business.

In 2001, the Company also amended its credit agreement to change certain financial covenants. Added in this amendment were the restrictions on dividends and investments and the requirement that the net cash proceeds from asset sales be used to reduce debt and the banks' aggregate commitment while debt exceeds two times EBITDA. Also added was the requirement that borrowings under the credit agreement be secured by certain of the Company's assets. This amendment included increases to the applicable LIBOR margin and, effective on execution, the Company reduced the amount of the banks' commitment under the agreement from $235.0 million to $195.0 million.

At April 30, 2002 and 2001, the Company's long-term debt also included tax-exempt Industrial Revenue Bonds amounting to $6.0 million. The weighted average interest rate on this debt was 1.5 percent at April 30, 2002 and 4.5 percent at April 30, 2001.

The ratio of current assets to current liabilities was 1.4 to 1 at April 30, 2002 and 2.2 to 1 at April 30, 2001. Net working capital at April 30, 2002 was $50.2 million, a decrease of $75.2 million from the beginning of the fiscal year. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to lower cash balances maintained at foreign locations; lower accounts receivable resulting from lower revenue and accelerated cash collection efforts; lower inventory balances resulting from lower product sales and write-downs due to changing market conditions; the classification of the current portion of the Company's long-term debt into current liabilities; and the sale and leaseback of facilities previously held for sale. Lower accounts payable balances, due largely to the timing of vendor and employee payments, were offsets to the cash generation in fiscal year 2002.

These lower working capital levels are expected to continue in the short term, particularly related to inventory reduction programs. Longer term, shared services initiatives aimed at working capital efficiency, supply chain management, production, and customer service are designed to improve the Company's profitability and ability to generate operating cash flow.

Net working capital included $4.0 million and $21.4 million of assets held for sale at April 30, 2002 and April 30, 2001, respectively. On August 3, 2001, the Company completed the sale and leaseback of three facilities including its headquarters in South Windsor, CT. Net proceeds from this transaction of approximately $17.2 million were used to reduce long-term debt. The remaining amount represented the carrying value (adjusted to fair value) of certain facilities and land that the Company has sold or intends to sell and use the proceeds to reduce long-term debt. See also Note 15 of the "Notes to Consolidated Financial Statements."

Fiscal 2002's operating cash flow of $26.6 million (down from $36.7 million in the prior fiscal year) was generated primarily from net earnings adjusted for non-cash charges. The decrease was due to higher working capital reductions and tax refunds received in fiscal 2001.

The principal non-operating use of cash in fiscal 2002 was for net repayments of long-term debt. Capital expenditures decreased about $10.2 million compared with the prior fiscal year, reflecting reprioritization of capital projects. The Company anticipates capital expenditures for fiscal year 2003 will be approximately $7.0 million, with no major capital projects planned. Funding for these capital expenditures is expected to come from cash on hand and cash from operations. Currently, the Company does not pay dividends.

At April 30, 2002, the Company had credit commitments from banks totaling $140.0 million under an amended multi-currency revolving credit facility. At April 30, 2002, borrowings under that facility amounted to $121.9 million. The Company's total long-term debt (including current maturities) at April 30, 2002 was $127.9 million, down $42.0 million from the April 30, 2001 balance of $169.9 million. Net debt (total debt less cash and short-term cash investments) was $111.9 million at April 30, 2002 compared with $149.0 million at April 30, 2001 and the ratio of net debt to total capital increased to 57.0 percent at April 30, 2002 from 42.3 percent at April 30, 2001. The higher ratio was caused predominantly by the goodwill impairment charge recorded.

Contractual Cash Obligations and Commitments

At April 30, 2002, the Company had the following contractual cash obligations and commercial commitments:

In thousands	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Contractual cash obligations:
Long-term debt	$127,929	$41,929	$80,000	$ ---	$ 6,000
Operating leases	65,485	7,679	12,506	9,125	36,175
Total contractual cash obligations	$193,414	$49,608	$92,506	$9,125	$42,175

Commitment:
Outstanding line of credit	$ 228	$ 228	$ ---	$ ---	$ ---

Fiscal Year 2001

Cash and short-term cash investments totaled $20.9 million at April 30, 2001 compared with $23.0 million at April 30, 2000. Net working capital was $125.3 million at April 30, 2001 compared with $137.9 million at April 30, 2000. The working capital ratio was 2.2 to 1 at April 30, 2001 and 2000, respectively.

The $12.5 million working capital decrease was the result of increased efforts to convert receivables and inventory into cash and reduce long-term debt. The impact of the lower receivables and inventory balances was partially offset by certain properties designated as held for sale in fiscal 2001.

Operating activities provided $36.7 million in cash in fiscal 2001, despite a net loss for the year. Principal non-operating uses of cash in fiscal 2001 were for net repayments of long-term debt of $25.0 million, additions to property, plant and equipment of $14.8 million, and dividends of $7.0 million. In February 2001, the Company's Board of Directors voted to suspend the Company's $.08 quarterly dividend subsequent to the February 2001 payment.

The principal non-operating source of cash in fiscal 2001 was proceeds of $13.7 million from the sale of an idle facility in Connecticut and a sale-leaseback transaction for the Bristol, UK facility of its Spandex PLC subsidiary. These proceeds were used to reduce long-term debt.

Fiscal Year 2000

Operating activities provided $27.1 million in cash in fiscal 2000. Higher accounts receivable and inventory balances were a significant offset, caused by record fourth quarter sales, delayed introduction of certain new products in the Sign Making and Specialty Graphics segment, and business acquisitions. Cash generated from operations also was reduced by lower accounts payable and accrued liabilities balances due largely to timing of vendor payments.

The principal non-operating uses of cash in fiscal 2000 were for additions to property, plant, and equipment of $22.3 million and business acquisitions in the Sign Making and Specialty Graphics operating segment of $14.7 million. In the year ended April 30, 2000, the Company repurchased 286,600 shares under its common stock repurchase program at a cost of $4.7 million. Other non-operating uses of cash in fiscal 2000 included payment of dividends of $7.1 million.

EXISTING AND POTENTIAL CLAIMS AGAINST THE COMPANY ALLEGING VIOLATIONS OF THE SECURITIES LAWS

Purported Class Action Litigation

Following an earlier Securities and Exchange Commission (SEC) investigation into trading in securities of the Company, the SEC in October 2001 initiated investigation of the Company's inventory and reserve accounting practices and related disclosures. Management believes that the Company has cooperated fully with the SEC staff in these investigations. In addition, the Company commenced its own internal review of its financial reporting for the period January 1, 1998 through April 30, 2002. The Audit Committee of the Board of Directors has directed this review with assistance from the law firm Wilmer, Cutler and Pickering and the financial investigative firm of Ten Eyck Associates.

On April 15, 2002 the Company issued a press release announcing (1) that it expected to take a special pre-tax charge of about $12 million dollars in its fourth quarter ending April 30, 2002, (2) the SEC's investigation into the Company's inventory and reserve accounting practices and related disclosures, (3) the institution of its own internal review of its financial reporting, (4) that it believed a restatement of prior financial statements would be likely, and (5) that it would be seeking certain relief from its banks under its existing credit agreement. On April 25, 2002, the Company issued a press release that it had reached agreement with its bank group for the waiver of certain covenants related to its credit facility for the fourth quarter ending April 30, 2002 and on July 29, 2002 announced that it had reached agreement with its bank group to amend the Company's covenants and extend its credit facility through August 15, 2003.

Since the April 15, 2002 press release, the Company is aware that at least eight lawsuits have been filed naming the Company and certain of its existing and former officers as defendants. These lawsuits purport to be class actions brought on behalf of a class consisting generally of all persons (with some exclusions, including officers and directors of the Company) who purchased the Company's common stock between May 27, 1999 and April 12, 2002 and who were damaged thereby. They generally allege that the Company and/or certain of its officers and directors violated the anti-fraud and other provisions of the federal securities laws by knowingly promulgating false and misleading financial statements, upon which purchasers of the Company's stock relied during the period for which the restated financial statements are to be issued. Damages have not been specified but these lawsuits apparently seek to recover all losses incurred by all members of the purported class in purchasing the Company's common stock during the period from May 27, 1999 to April 12, 2002. During this period the closing prices for the Company's common stock on the New York Stock Exchange ranged from a high of approximately $24.88 per share to a low of approximately $6.01 per share. It is possible that other lawsuits may be brought against the Company alleging violations of various provisions of federal and/or state securities and other laws.

The Company is unable to determine the ultimate outcome of these asserted and unasserted claims or to predict the cost to resolve them. However, the costs of defending the Company and its current and former officers and directors who may be named as defendants, as well as related costs, are likely to be significant. Costs through July 31, 2002 since the inception of the SEC's investigations, including costs of conducting an internal review of its financial statements and defending the pending lawsuits were substantial and are likely to continue to be substantial unless these claims and the SEC investigations are promptly resolved. During the relevant periods, the Company had in place insurance that the Company believes may offset most or a portion of these costs but, to date, no amounts have been reimbursed by any insurance company.

Claims Which May Be Asserted Under the Company's 401(k) Plan

In December 1997, the Company registered 350,000 shares of the Company's common stock to be purchased by an independent trustee in the open market for the benefit and at the direction of Company employees pursuant to the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) maximum Advantage Program and Trust (the "Plan"). Approximately 1.1 million shares were acquired by Plan participants before this option was discontinued on July 15, 2002.

The purchase of shares under the Plan in excess of the number of shares registered may have been exempt from registration under the Securities Act of 1933. The Company understands, however, that the staff of the Securities and Exchange Commission takes the position that one possible exemption, under Section 3(a)(2) of the Securities Act, would not apply to shares of an employer-sponsored plan acquired in the open market by an independent trustee at the direction and for the benefit of employee participants pursuant to plans of this type (i.e., plans in which employee contributions can be directed toward the purchase of a company's stock and the company's matching contributions may be less than 1-for-1).

If the acquisitions of these shares are found not to have been exempt from registration, the Company could be liable under Section 12(a)(1) of the Securities Act for rescission or damages to the employees who purchased these shares. Under Section 13 of the Securities Act, a rescission right, which is the effective equivalent to a "put" right, can be maintained to enforce liability under Section 12(a)(1) at any time within one year after the violation on which it is based but not more than three years after the relevant securities were first offered to the public. A rescission right would entitle the employee purchasers of these shares to receive the return of the amounts paid for these shares, together with interest from the date of purchase.

The current members of the Plan's administrative committee, on the advice of counsel, have requested the Company to toll, as of July 25, 2002, any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company is considering this request but has not yet determined how to respond to it. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2.1 million. The prices paid for all of the unregistered shares which were acquired under the Plan aggregated approximately $7.3 million.

In addition to any claims that may be asserted under the Securities Act, claims may also be asserted under the Employee Retirement Income Security Act of 1974 for recovery of losses incurred with respect to the purchase of the unregistered shares.

The Company does not currently intend to offer rescission to the purchasers of these shares and intends to defend against any claim for either rescission or damages. However, the possibility of such a claim gives rise to a contingent liability that, if realized, could adversely affect the financial condition of the Company. Given the current status of this unasserted claim, the Company cannot reasonably estimate a loss.

LEASE FINANCING ARRANGEMENTS

The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of the lease receivables financed amounted to approximately $57.5 million at April 30, 2002 and $63.2 million at April 30, 2001. The equipment collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions. The Company's liability for uncollected amounts financed in excess of the estimated resale value of the equipment is limited to the extent of loss pools. Management believes the allowance established for losses under the recourse provisions is reasonable.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described as Note 1 of the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K. Some of those accounting policies require management to make estimates and assumptions that affect amounts reported. The following items require the most significant judgment and often involve complex estimation:

Allowance for doubtful accounts: The Company continually monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from customers' inability to make required payments. Various factors including accounts receivable agings, customer credit-worthiness, and historical bad debts are considered by the Company when it evaluates the adequacy of its allowances for doubtful accounts. Additional allowances may be required if the financial condition of the Company's customers deteriorates and results in their inability to make payments. As of April 30, 2002, the Company's net accounts receivable balance was $84.5 million.

Inventory: Inventory is stated at the lower of standard cost, which approximates cost, or market value. Cost is based on a weighted average basis, which approximates a first-in, first-out basis. The Company reviews market value of inventory on an ongoing basis with consideration given to deterioration, obsolescence and other factors. In this year's fourth quarter, the Company wrote down to management's estimate of market value inventories of digital imaging products relating to its Sign Making and Specialty Graphics operating segment. This was caused by the recent introduction of competing products at prices less than the carrying cost of the Company's products. The write-downs totaled $7.0 million. If actual market conditions for these products or any of the Company's inventories are less favorable than those projected by management, additional write-downs or adjustments to recognize additional cost of sales may be required. As of April 30, 2002, the Company's inventory balance was $59.4 million.

Goodwill and intangible assets: The Company reviews the value of its long-lived assets, including goodwill, for impairment annually, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. During fiscal 2002, the Company recognized goodwill impairments amounting to $114.7 million. As of April 30, 2002, the Company had $56.9 million of goodwill and intangible assets remaining on the balance sheet, which management believes is realizable based on the estimated cash flows of the associated businesses and technology. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be re-evaluated in the case of continued market deterioration, which could result in further impairment of those assets.

Restructuring charges: Over the last two years, the Company has undertaken significant restructuring initiatives, which has required development of formalized plans for separating employees, discontinuing product lines, and consolidating certain facilities. These plans required management to use estimates related to properties held for sale, which resulted in write-downs of those properties. Additionally, the Company had to record estimated expenses for severance and outplacement costs, lease cancellations, inventory write-downs, long-term asset impairments, and other related costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires the Company to record provisions and charges when management commits to a formal plan. As management continues to evaluate the reasonableness of the remaining liabilities under the restructuring initiatives and the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Warranty: A limited warranty is provided on the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional cost of sales may be required.

Net deferred tax asset: The Company records net deferred tax assets in amounts it expects to realize based on projected future taxable earnings. Assumptions and estimates are required to assess the appropriateness of the valuation of deferred tax assets such as the Company's ability to generate future taxable earnings. If the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets in the future in excess of their carrying value, an adjustment to increase earnings would be made in the period of such determination. As of April 30, 2002, the Company recorded a valuation allowance of $11.8 million against its net deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. See discussion in Note 19 of the "Notes to Consolidated Financial Statements" of this Annual Report for a further discussion of the impact of this statement on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 in the first quarter of fiscal 2002 and this adoption had no material impact on the Company's consolidated financial statements.

Effective May 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. See Note 7 of the "Notes to Consolidated Financial Statements" contained in this Annual Report for a further discussion of the impact of this statement on the Company's consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's earnings and cash flows are subject to fluctuations caused by changes in foreign currency exchange rates. The Company manages that risk by entering into foreign currency forward exchange contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales over quarterly time horizons. The Company's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk, not for speculative investments.

As of April 30, 2002, the Company was party to approximately $4.4 million in forward exchange contracts. The counterparties to the forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position, and does not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements.

The Company also is exposed to changes in interest rates from its multi-currency revolving credit facility. In April 1999, the Company entered into an interest rate swap contract with a major international commercial bank to manage this exposure. The contract fixed the three-month LIBOR interest rate at 5.474 percent on an initial notional amount of $62 million that reduces ratably to $32 million over a four-year term. As of April 30, 2002, the notional amount of this swap was $38 million and the variable rate received by the Company was 2.0125 percent. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to the LIBOR plus applicable margin interest payments due on a portion of the U.S. dollar denominated borrowings under its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as an adjustment to the effective interest expense of the underlying borrowing hedged. The market value of this contract at April 30, 2002 was approximately a $1.0 million net liability.

See Notes 4, 17, and 19 of the "Notes to Consolidated Financial Statements" as of and for the year ended April 30, 2002, included in this Annual Report on Form 10-K for additional information about market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Operations

	For years ended April 30
		(Restated, Note 2)	(Restated, Note 2)
In thousands except per share amounts	2002	2001	2000
Revenue:
Product sales	$454,872	$509,595	$561,975
Service	47,852	48,569	53,741
	502,724	558,164	615,716
Costs and Expenses:
Cost of product sales	305,868	341,621	347,503
Cost of service	26,756	33,761	28,720
Selling, general and administrative expenses	131,845	150,066	154,908
Research and development expenses	27,491	29,272	33,022
Goodwill amortization (Note 7)	---	8,182	8,472
Restructuring charges (Note 14)	4,115	9,265	---
Write-down of assets (Notes 14 and 15)	861	6,016	---
	496,936	578,183	572,625

Operating income (loss)	5,788	(20,019)	43,091

Other income (expense)	(2,410)	755	4,272
Interest expense	(12,640)	(13,265)	(10,617)

Earnings (loss) before income taxes and cumulative effect of accounting change	(9,262)	(32,529)	36,746
Provision (benefit) for income taxes	(4,300)	(9,300)	11,100
Earnings (loss) before cumulative effect of accounting change	(4,962)	(23,229)	25,646
Cumulative effect of accounting change (Note 7)	(114,653)	---	---

Net Earnings (Loss)	$(119,615)	$(23,229)	$ 25,646
	========	=======	=======

Earnings (Loss) Per Share of Common Stock:
Basic
Earnings (loss) before cumulative effect of accounting change	$ ( .22)	$ (1.06)	$ 1.16
Cumulative effect of accounting change	(5.20)	---	---
Net earnings (loss)	$ (5.42)	$ (1.06)	$ 1.16
	========	=======	=======
Diluted
Earnings (loss) before cumulative effect of accounting change	$ ( .22)	$ (1.06)	$ 1.15
Cumulative effect of accounting change	(5.20)	---	---
Net earnings (loss)	$ (5.42)	$ (1.06)	$ 1.15
	========	=======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Balance Sheets

	April 30,
		(Restated,
		Note 2)
In thousands except per share amounts	2002	2001
Assets
Current Assets:
Cash and short-term cash investments	$ 16,220	$ 20,866
Accounts receivable, net of allowance for doubtful accounts of $7,229 in 2002 and $7,045 in 2001	84,539	98,002
Inventories	59,351	70,021
Deferred income taxes	11,951	9,453
Prepaid expenses	8,680	6,928
Net assets held for sale (Note 15)	3,968	21,369
	184,709	226,639
Property, Plant and Equipment	116,125	112,572
Less accumulated depreciation	64,761	53,022
	51,364	59,550
Intangible Assets:
Goodwill, net of accumulated amortization in 2001 (Note 7)	49,966	163,620
Prepaid pension cost	11,557	16,762
Patents and other intangible assets, net of accumulated amortization (Note 7)	6,918	7,344
	68,441	187,726
Deferred Income Taxes	2,959	---
Other Assets	4,120	4,493
	$311,593	$478,408
	=======	=======
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term line of credit	$ 228	$ ---
Current maturities of long-term debt	41,929	---
Accounts payable	41,756	48,682
Accrued compensation and benefits	19,136	20,036
Other accrued liabilities	21,071	21,318
Deferred revenue	9,511	9,706
Advances on sales contracts	897	1,563
	134,528	101,305
Noncurrent Liabilities:
Deferred income taxes	---	288
Other liabilities	6,678	3,422
Long-term debt	86,000	169,914
	92,678	173,624

Contingencies and Commitments (Notes 4 and 17)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1 par value; authorized 65,000,000 shares; issued 22,879,425 and 22,828,742 shares, respectively	22,879	22,829
Paid-in capital	44,090	43,835
Retained earnings	58,253	177,868
Treasury stock, at cost (773,546 shares in 2002 and 784,837 shares in 2001)	(15,906)	(16,138)
Unamortized value of restricted stock grants	(411)	(439)
Accumulated other comprehensive income (loss)	(24,518)	(24,476)
	84,387	203,479
	$311,593	$478,408
	=======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

57-58

Consolidated Statements of Changes in Shareholders' Equity

In thousands except per share amounts	Common Stock, $1 Par Value	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restric. Stock Grants	Accum. Other Comp. Inc./ (Loss)	Total
April 30, 1999 before restatement	$22,859	$40,255	$195,871	$(16,450)	$(417)	$1,213	$243,331
Impact of restatement (Note 2)	---	---	(2,387)	---	---	(4,356)	(6,743)
April 30, 1999	22,859	40,255	193,484	(16,450)	(417)	(3,143)	236,588
Net earnings (restated)	--	--	25,646	--	--	--	25,646
Foreign currency translation adjustment (restated)	--	--	--	--	--	(9,015)	(9,015)

Comprehensive income (restated)							16,631
Dividends ($.32 per share)	--	--	(7,089)	--	--	--	(7,089)
Options exercised and related tax benefit	183	3,362	(18)	--	--	--	3,527
Common stock issued for directors' fees	6	115	--	--	--	--	121
Treasury stock issued for directors' fees	--	--	--	53	--	--	53
Purchase and retirement of common stock	(287)	(533)	(3,881)	--	--	--	(4,701)
Restricted stock grants and cancellations, net of amortization	19	416	(9)	--	(140)	--	286

April 30, 2000	22,780	43,615	208,133	(16,397)	(557)	(12,158)	245,416
Net loss (restated)	--	--	(23,229)	--	--	--	(23,229)
Foreign currency translation adjustment (restated)	--	--	--	--	--	(12,318)	(12,318)

Comprehensive loss (restated)							(35,547)
Dividends ($.32 per share)	--	--	(7,036)	--	--	--	(7,036)
Common stock issued for directors' fees	14	108	--	--	--	--	122
Treasury stock issued for directors' fees	--	(152)	--	259	--	--	107
Other common stock issuances	5	61	--	--	--	--	66
Restricted stock grants and cancellations, net of amortization	30	203	--	--	118	--	351

April 30, 2001	22,829	43,835	177,868	(16,138)	(439)	(24,476)	203,479
Net loss	--	--	(119,615)	--	--	--	(119,615)
Foreign currency translation adjustment	--	--	--	--	--	1,445	1,445
Cash flow hedging loss, net of taxes of $414						(669)	(669)
Minimum pension liability, net of taxes of $507	--	--	--	--	--	(818)	(818)

Comprehensive loss							(119,657)
Common stock issued for directors' fees	10	91	--	--	--	--	101
Treasury stock issued for directors' fees	--	(127)	--	232	--	--	105
Exercise of stock options	15	91	--	--	--	--	106
Other common stock activity	(5)	(44)	--	--	--	--	(49)
Restricted stock grants and cancellations, net of amortization	30	244	--	--	28	--	302

April 30, 2002	$22,879	$44,090	$ 58,253	$(15,906)	$ (411)	$(24,518)	$ 84,387
	======	======	=======	=======	======	======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

59-60

Consolidated Statements of Cash Flows

	For years ended April 30
In thousands	2002	2001	2000
		(Restated)	(Restated)
Cash Provided by (Used for) Operating Activities:
Net earnings (loss)	$(119,615)	$ (23,229)	$ 25,646
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	114,653	---	---
Depreciation and amortization	15,191	26,468	25,456
Restructuring and other charges	16,755	24,981	6,200
Write-down of assets	861	6,016	---
Deferred income taxes	(5,158)	(13,845)	2,402
Other non-cash items	2,324	561	(1,381)
Changes in operating accounts, net of effects of business acquisitions:
Receivables	13,820	22,479	(13,737)
Inventories	3,242	5,104	(12,366)
Prepaid expenses	(2,993)	7,110	(2,369)
Accounts payable and accrued expenses	(12,439)	(18,915)	(2,761)
Provided by Operating Activities	26,641	36,730	27,090
Investing Activities:
Additions to property, plant and equipment	(4,526)	(14,757)	(22,313)
Proceeds from sale of assets	17,183	13,721	---
Business acquisitions	---	---	(14,744)
Intangible and other assets	(1,954)	(1,982)	(189)
Provided By (Used for) Investing Activities	10,703	(3,018)	(37,246)

Financing Activities:
Purchase of common stock	---	---	(4,701)
Additions of long-term debt	41,500	47,000	74,566
Repayments of long-term debt	(83,618)	(71,978)	(53,205)
Net short-term financing	228	---	(1,798)
Debt issue costs	(563)	(751)	---
Exercise of stock options	106	---	3,059
Other common stock activity	(49)	113	246
Dividends on common stock	---	(7,036)	(7,089)
Provided by (Used for) Financing Activities	(42,396)	(32,652)	11,078

Effect of exchange rate changes on cash	406	(3,148)	(4,491)

Increase (Decrease) in Cash and Short- Term Cash Investments	(4,646)	(2,088)	(3,569)

Cash and Short-Term Cash Investments, Beginning of Year	20,866	22,954	26,523
Cash and Short-Term Cash Investments, End of Year	$ 16,220	$ 20,866	$ 22,954
	=======	=======	=======

See summary of significant accounting policies and notes to consolidated financial statements.

61-62

Report of Management	Gerber Scientific, Inc.

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

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 21, the accompanying consolidated financial statements for the years ended April 30, 2001 and 2000 have been restated.

As discussed in Note 7, the Company changed its method of accounting for goodwill and other intangible assets from May 1, 2001.

/s/KPMG LLP

August 13, 2002

Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements

Note 1. Accounting Policies
Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated.

Cash and Short-Term Cash Investments

Where applicable, cash and short-term cash investments include cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. Short-term cash investments are stated at cost plus accrued interest, which approximates market value.

Inventories

Inventories are stated at the lower of cost or market value. Costs of raw materials and purchased parts have been determined primarily by the average cost method (which approximates first-in, first-out or FIFO).

Costs of tooling are charged to inventories or to fixed assets depending on the nature, general applicability, and useful lives of the tooling.

Property, Plant, Equipment, and Depreciation

Property, plant and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in other income.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are 45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

In 1999, the Company began capitalizing certain costs of enterprise resource planning (ERP) software obtained and developed for internal use. The amount capitalized as of April 30, 2002 and 2001, was $15,300,000 and $14,800,000, respectively. Capitalized software costs are amortized over 5 to 10 years. Accumulated depreciation of capitalized software was $4,100,000 and $2,300,000 as of April 30, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 on May 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, be tested at least annually for impairment. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on May 1, 2001. The amount of goodwill impairment, if any, is measured by comparing its implied fair value with its carrying amount and writing down its carrying amount to its implied fair value. Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their useful lives. In addition, these assets continue to be reviewed for possible impairment whenever events or changes in circumstances indicate carrying value may not be recoverable. If the carrying amount of an intangible asset with a finite useful life exceeds the sum of its undiscounted future cash flows, the intangible asset's carrying value is written down to its fair value.

Prior to implementation of SFAS No. 142, the Company had accumulated amortization of goodwill in the amount of $30,090,000 as of April 30, 2001. Goodwill was amortized over 20 to 25 years on a straight-line basis. Impairment of goodwill, if any, was assessed periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired business would recover the recorded net goodwill balances over the remaining amortization period.

Revenue Recognition

Product sales are recognized upon shipment. Service revenue is recognized ratably over the contractual period or as services are performed. Royalties are accounted for as other income as received. Software revenue is recognized when earned in compliance with American Institute of Certified Public Accountants' Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Maintenance and subscription revenue is recognized ratably over the contract period.

Shipping and Handling Fees and Costs

In September 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in product sales. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates, and related revenue and expenses are translated at average exchange rates during the year. Translation adjustments, and gains and losses on intercompany foreign currency balances of a long-term investment nature, are deferred and accumulated in a separate component of shareholders' equity, as are gains and losses on foreign currency denominated balances that are designated and effective as economic hedges of a net investment in a foreign entity. Transaction gains and losses are included in earnings.

Derivative Instruments and Hedging Activity

The Company uses derivative instruments, including swaps and forward exchange contracts, to manage certain foreign currency and interest rate risks. Derivative instruments are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk at the inception of the contract. Changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

Effective May 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires that all derivative instruments be reported at fair value. Derivatives used to hedge foreign currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates. Important estimates include asset valuation allowances (including those related to receivables, inventory and long-lived assets), accrued liabilities, and deferred revenue.

Note 2. Restatement and Reclassifications

Financial statements for fiscal years 2001 and 2000, and (unaudited) financial information for the seven quarters ended January 31, 2002 (Note 21) have been restated. The restatements principally reflect results of an internal review conducted under the direction of the Audit and Finance Committee of the Company's Board of Directors. Retained earnings as of April 30, 1999 have been restated to reflect the impact of adjustments up to that date not separately presented. Certain items also have been reclassified.

Adjustments and reclassifications to the fiscal year 2001 and 2000 consolidated statements of operations are summarized below. The impact on the seven quarters ended January 31, 2002 is summarized at Note 21.

	Fiscal Year Ended April 30, 2001
In thousands except per share amounts	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$504,391	$5,166	$ 38 (1)	$509,595
Service	48,569	---	---	48,569
	552,960	5,166	38	558,164
Costs and Expenses:
Cost of product sales	336,406	5,913	(698)(2)	341,621
Cost of service	33,761	---	---	33,761
Selling, general and administrative expenses	146,399	2,551	1,116 (3)	150,066
Research and development expenses	29,272	---	---	29,272
Goodwill amortization	8,943	---	(761)(4)	8,182
Restructuring charges	17,539	(8,274)	---	9,265
Write-down of assets	---	6,016	---	6,016
	572,320	6,206	(343)	578,183
Operating loss	(19,360)	(1,040)	381	(20,019)

Other income (expense)	194	240	321 (5)	755

Interest expense	(13,265)	---	---	(13,265)
Loss before income taxes	(32,431)	(800)	702	(32,529)
Income tax benefit	(8,800)	(800)	300 (6)	(9,300)
Net Loss	$(23,631)	$ ---	$ 402	$(23,229)
	=======	=====	=====	=======
Loss Per Share of Common Stock:
Basic	$ (1.07)	$ ---	$ 0.01	$ (1.06)
	=======	=====	=====	=======
Diluted	$ (1.07)	$ ---	$ 0.01	$ (1.06)
	=======	=====	=====	=======

Adjustment Description for Fiscal Year Ended April 30, 2001
1.	Sales rebates not eliminated in consolidation.
2.	Correction of inventory reserves and other cost of sales related accruals.
3.	Employee severance expenses capitalized in error and adjustments to other employee related accruals.
4.	Effect of foreign currency translation adjustment and purchase accounting adjustments on goodwill amortization.
5.	Adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.
6.	Income tax effect of restated items.

	Fiscal Year Ended April 30, 2000
In thousands except per share amounts	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$556,985	$5,233	$ (243)(1)	$561,975
Service	53,741	---	---	53,741
	610,726	5,233	(243)	615,716
Costs and Expenses:
Cost of product sales	340,143	5,233	2,127 (2)	347,503
Cost of service	28,719	---	1	28,720
Selling, general and administrative expenses	151,701	2,000	1,207 (3)	154,908
Research and development expenses	33,022	---	---	33,022
Goodwill amortization	8,639	---	(167)(4)	8,472
	562,224	7,233	3,168	572,625
Operating income	48,502	(2,000)	(3,411)	43,091

Other income	1,090	---	3,182 (5)	4,272

Interest expense	(10,617)	---	---	(10,617)
Earnings before income taxes	38,975	(2,000)	(229)	36,746
Provision for income taxes	13,100	(2,000)	---	11,100
Net Earnings	$ 25,875	$ ---	$ (229)	$25,646
	=======	======	======	======
Earnings Per Share of Common Stock:
Basic	$ 1.17	$ ---	$ (0.01)	$ 1.16
	=======	======	======	======
Diluted	$ 1.16	$ ---	$ (0.01)	$ 1.15
	=======	======	======	======

Adjustment Description for Fiscal Year Ended April 30, 2000
1.	Correction of error in consolidation of Spandex subsidiary sales balances.
2.	Correction of inventory reserves and other cost of sales accruals.
3.

Adjustments to accruals and allowances originally recorded as purchase price adjustments for business acquisitions of $866; adjustments to employee severance and insurance accruals of $374; and other accrual adjustments.

4.	Effect of foreign currency translation adjustment and purchase accounting adjustments on goodwill amortization.
5.

Correction of treatment regarding environmental clean-up obligations of $2,606 and adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.

Adjustments to the April 30, 2001 consolidated balance sheet are summarized below:

In thousands	As Previously Reported	Adjustments	As Restated
Total current assets	$228,800	$ (2,161) (1)	$226,639
Goodwill, net of accumulated amortization	183,451	(19,831) (2)	163,620
Deferred income taxes	793	(793) (3)	---
Total assets	501,193	(22,785)	478,408
Total current liabilities	107,536	(6,231) (4)	101,305
Total non-current liabilities	169,914	3,710 (5)	173,624
Retained earnings	180,082	(2,214) (6)	177,868
Accumulated other comprehensive loss	(6,426)	(18,050) (7)	(24,476)
Total shareholders' equity	223,743	(20,264)	203,479
Total liabilities and shareholders' equity	501,193	(22,785)	478,408

Adjustment Description as of April 30, 2001
1.

Includes corrections decreasing accounts receivable balances by $157; decreasing inventory reserve accounts by $580; and decreasing prepaid expenses by $2,584 for the recalculation of income tax expense and other tax related purchase accounting adjustments.

2.

Includes adjustment of Spandex goodwill foreign currency translation between goodwill and cumulative translation adjustment of $17,568 and other adjustments to goodwill for accruals and allowances originally recorded as purchase price adjustments for business combinations.

3.	Includes cumulative adjustments to reflect the income tax effect of restated items.
4.

Includes corrections increasing accounts payable balances by $162; decreasing accrued compensation and benefits and other accrued liabilities by $2,971 for accruals originally recorded as purchase price adjustments for business combinations; and decreasing deferred revenue by $3,422 for a reclassification of a deferred gain on a sale and leaseback transaction between current and long-term liabilities.

5.

Includes a reclassification of a deferred gain on a sale and leaseback transaction of $3,422 between current and long-term liabilities and adjustments to deferred taxes of $288 to reflect the tax effect of restated items.

6.	Includes cumulative effect of prior period restatement adjustments on retained earnings as of April 30, 2001.
7.

Includes adjustment of Spandex goodwill foreign currency translation between goodwill and cumulative translation adjustment of $17,568; adjustment of foreign currency transaction gains and losses between other income/expense and foreign currency translation adjustment of $782; and offset by exchange adjustments for income taxes of $300.

Consolidated Statements of Cash Flows:

With respect to the fiscal years ended April 30, 2001 and 2000 Consolidated Statements of Cash Flows, the effects of exchange rate changes on cash in the amounts of $406, ($3,148), and ($4,491) in 2002, 2001, and 2000, respectively, which have previously been shown as investing activity, have been reclassified to a separate line item.

Note 3. Cash and Short-Term Cash Investments

Cash and short-term cash investments include:

	Year Ended April 30,
In thousands	2002	2001
Cash	$15,799	$19,726
Money market funds	383	704
Time deposits	38	436
	$16,220	$20,866
	======	======

The Company's short-term cash investments are in high-quality financial instruments. Due to the relatively short maturity, cost at April 30, 2002 was a reasonable estimate of fair value.

Note 4. Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and does not have significant concentrations of credit risk. The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires bank letters of credit to support customer obligations. Lease receivables and recourse obligations for leases financed by third parties are collateralized by the leased equipment.

Note 5. Inventories

Inventories include:

	Year Ended
In thousands	2002	2001
		(Restated)
Raw materials and purchased parts	$31,514	$43,156
Work in process	2,780	2,377
Finished goods	25,057	24,488
	$59,351	$70,021
	======	======

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at the end of each year were:

In thousands	2002	2001
Land	$ 989	$ 977
Buildings	26,491	25,665
Machinery, tools, and equipment	88,246	83,652
Construction in progress	399	2,278
	$116,125	$112,572
	=======	=======

Note 7. Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 on May 1, 2001, ceased amortization of goodwill (its only intangible asset with an indefinite useful life), and performed a transitional goodwill impairment evaluation. The Company identified assets and liabilities associated with its business units (including goodwill) as of May 1, 2001. The fair value of each unit was estimated using a combination of present value and earnings multiple valuation techniques. As a result of this review, it was determined that goodwill associated with the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segments was impaired as of May 1, 2001. The amount of impairment was estimated by comparing the implied fair value of the business unit's goodwill to its carrying value. Implied fair value of goodwill was determined by allocating the estimated fair value of each business unit's assets and liabilities in a manner similar to a purchase price allocation. Effective May 1, 2001, an impairment loss of $114,653,000 was recognized as the cumulative effect of a change in accounting principle.

Circumstances leading to the goodwill impairment in the Ophthalmic Lens Processing segment of $21,700,000 included softness in end sales of prescription optical lenses, consolidation in retail and wholesale segments of the ophthalmic industry, and global economic weakness for that segment's capital equipment products. These negative industry and economic trends had lowered the business' operating profits and cash flows over the last two fiscal years and current earnings expectations do not reflect improvement. Fair value used to measure impairment was based on a strategic review conducted by the Company in the fourth quarter of 2001.

Goodwill impairment for the European business units of the Sign Making and Specialty Graphics segment reflected increased competition in aftermarket supplies and weaker demand for sign making capital equipment consistent with worsening global economic trends. Lower than expected operating profits and cash flows resulted and are evidence that growth expectations assumed when these businesses were acquired have not materialized. Fair value used to determine the impairment loss in the Sign Making and Specialty Graphics segment, which amounted to $92,953,000, was based on a combination of earnings multiples and discounted cash flow valuation techniques.

Operating results for fiscal years 2001 and 2000 before the effect of goodwill related accounting changes compared with fiscal year 2002 were:

In thousands except per share amounts	2002	2001	2000
		(Restated)	(Restated)
Reported earnings (loss) before cumulative effect of accounting change	$ (4,962)	$(23,229)	$25,646
Add back: Goodwill amortization	---	8,182	8,472
Adjusted earnings (loss) before cumulative effect of accounting change	(4,962)	(15,047)	34,118
Cumulative effect of accounting change	(114,653)	---	---
Adjusted net earnings (loss)	$(119,615)	$(15,047)	$34,118
	========	=======	=======
Basic earnings (loss) per share:
Reported earnings (loss) before cumulative effect of accounting change	$ (.22)	$ (1.06)	$ 1.16
Goodwill amortization	---	.38	.38
Adjusted earnings (loss) before cumulative effect of accounting change	(.22)	(.68)	1.54
Cumulative effect of accounting change	(5.20)	---	---
Adjusted net earnings (loss)	$ (5.42)	$ (.68)	$ 1.54
	=======	======	======
Diluted earnings (loss) per share:
Reported earnings (loss) before cumulative effect of accounting change	$ (.22)	$ (1.06)	$ 1.15
Goodwill amortization	---	.38	.37
Adjusted earnings (loss) before cumulative effect of accounting change	(.22)	(.68)	1.52
Cumulative effect of accounting change	(5.20)	---	---
Adjusted net earnings (loss)	$ (5.42)	$ (.68)	$ 1.52
	=======	======	======

Other intangible assets include (in thousands):

	As of April 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 9,923	$3,567
Other	3,119	2,557
	13,042	6,124
Intangible assets not amortized:
Goodwill	49,966	---
Prepaid pension cost	11,557	---
	61,523	---
	$74,565	$6,124
	======	=====

Intangible amortization expense was $1,533,000 for the year ended April 30, 2002 and is estimated to be approximately $800,000 in fiscal year 2003 and approximately $400,000 annually for fiscal years 2004-2007. Intangible asset amortization expense for the years ended April 30, 2001 and 2000 was $10,104,000 and $9,469,000, respectively, which included goodwill amortization of $8,182,000 and $8,472,000, respectively.

Changes in the carrying amount of goodwill for the years ended April 30, 2002 and 2001 (restated) were (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2000 (restated)	$126,902	$13,611	$43,638	$184,151
Amortization expense	(5,197)	(1,035)	(1,950)	(8,182)
Purchase accounting reversals	(2,304)	---	---	(2,304)
Write-down related to closure	(389)	---	---	(389)
Effects of currency translation	(9,587)	(78)	9	(9,656)
Balance as of May 1, 2001 (restated)	109,425	12,498	41,697	163,620
Impairment losses - SFAS 142 implementation	(92,953)	--	(21,700)	(114,653)
Purchase accounting adjustments	568	---	---	568
Effects of currency translation	420	13	(2)	431
Balance as of April 30, 2002	$ 17,460	$12,511	$19,995	$ 49,966
	=======	======	======	=======

Note 8. Short-term Lines of Credit

The Company had short-term bank lines of credit with several banks of approximately $11,988,000 at April 30, 2002 based on year-end foreign exchange rates. As of April 30, 2002, $228,000 was outstanding under these credit lines.

Note 9. Income Taxes

Components of the provision (benefit) for income taxes attributable to continuing operations were:

	Fiscal Year
In thousands	2002	2001	2000
		(Restated)	(Restated)
Currently payable:
Federal	$(1,900)	$ 500	$ 2,300
State and local	300	100	400
Foreign	3,200	2,000	7,500
	1,600	2,600	10,200
Deferred	(5,900)	(11,900)	900
	$(4,300)	$(9,300)	$11,100
	======	=======	======

Income tax payments (refunds) totaled $2,698,000, $(3,005,000), and $7,949,000 in the years ended April 30, 2002, 2001, and 2000, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

	2002	2001	2000
		(Restated)	(Restated)
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	4.2	.9	1.4
Foreign tax rate differences	4.7	(1.2)	(4.9)
Foreign Sales Corporation	8.3	1.1	(3.5)
Research and development tax credits	4.2	1.0	(2.2)
Goodwill amortization	---	(8.7)	7.7
Adjustment of prior years' taxes	(10.8)	1.6	(3.5)
Other, net	1.0	(1.1)	.3
Effective income tax rate	46.6%	28.6%	30.3%
	======	=====	=====

As of April 30, 2002 and 2001, the Company had valuation allowances of $11,800,000 and $8,400,000 to reduce its deferred tax assets to the amount that will more likely than not be realized. The Company expects future operations will generate sufficient earnings to realize its net deferred tax assets. The net changes in the valuation allowance for the years ended April 30, 2002, 2001, and 2000 relate to certain state and foreign tax carryforwards that the Company does not believe are more likely than not to be realized, and have been included in state and foreign income tax expense. Deferred tax assets and liabilities as of April 30, 2002 and 2001 are:

	2002		2001
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
			(Restated)	(Restated)
Depreciation	$ ---	$ 500	$ ---	$ 1,600
Patents	---	2,400	---	2,400
Employee benefit plans	3,400	4,000	2,900	6,200
Asset valuations	13,700	2,800	11,200	2,900
Provisions for estimated expenses	6,300	7,100	4,600	5,500
Foreign exchange gains and losses	---	---	---	500
Tax carryforwards	19,400	---	17,400	---
Other	1,000	300	900	300
	43,800	17,100	37,000	19,400
Valuation allowance	(11,800)	---	(8,400)	---
	$32,000	$17,100	$28,600	$19,400
	======	======	=======	======

Consolidated earnings (loss) before income taxes include foreign pre-tax earnings (loss) of $1,572,000, $(3,981,000), and $22,090,000 for fiscal 2002, 2001, and 2000, respectively. At April 30, 2002, unremitted earnings of foreign subsidiaries are approximately $18,000,000. U.S. income taxes have not been provided on those unremitted earnings because they are considered indefinitely reinvested in those operations. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable. For income tax reporting purposes, the Company has net operating loss and credit carryforwards in U.S. and foreign jurisdictions of approximately $109,000,000 and $9,000,000, respectively, at April 30, 2002. These have various expiration dates beginning in fiscal year 2003.

Note 10. Long-Term Debt

Long-term debt includes:

	Fiscal Year
In thousands	2002	2001
Multi-currency revolving credit facility	$121,929	$163,914
Industrial Revenue Bonds	6,000	6,000
Subtotal	127,929	169,914
Less: current maturities	(41,929)	---
Long-term debt	$ 86,000	$169,914
	=======	=======

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates; the carrying amount at April 30, 2002 approximates its fair value.

Interest payments totaled $12,183,000, $13,145,000, and $10,627,000 in the years ended April 30, 2002, 2001, and 2000, respectively.

Multi-Currency Revolving Credit Facility

In May 1998, the Company obtained a five-year $235,000,000 multi-currency revolving credit facility from a group of major U.S. and international commercial banks. At April 30, 2002, the agreement was scheduled to expire on May 15, 2003 and, as extended, is now scheduled to expire on August 15, 2003. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility is variable and is based on either LIBOR (London Interbank Offered Rate) or prime plus an applicable margin. This margin is based on the relationship of the Company's consolidated total debt to EBITDA, defined as earnings before interest, taxes, depreciation, and amortization (leverage ratio). The agreement, as amended, provides for an annual facility fee that ranges from 0.20 percent to 1.00 percent of the banks' aggregate commitments, which amounted to $140,000,000 at April 30, 2002. Borrowings outstanding on the credit facility were $121,929,000 at that date, and are secured by the accounts receivable and inventories of the Company and its domestic subsidiaries, and the capital stock of certain of the Company's foreign subsidiaries. The Company is also required to maintain certain financial covenants as defined in the agreement that require it to maintain certain levels of net worth, certain leverage ratios, a minimum fixed charge coverage amount, and a minimum revenue amount, and limits capital expenditures. The agreement also has various covenants that limit the Company's ability to pay dividends and make investments and provisions that limit subsidiary indebtedness. At April 30, 2002, the Company was in compliance with the covenants.

In January 2002, the Company amended its credit agreement to change its leverage, fixed charge coverage, and net worth financial covenants. Compliance with these covenants at April 30, 2002 was waived in accordance with anticipated charges relating to inventory and other write-downs in the Company's Sign Making and Specialty Graphics operating segment. In addition, financial covenants restricting the levels of capital expenditures and cash and investment balances, and a minimum revenue level were added. This amendment also included increases to the applicable LIBOR margin. Effective January 31, 2002, the Company reduced the amount of the banks' commitment under the agreement to $150,000,000, and at April 30, 2002 to $140,000,000. The Company had voluntarily reduced the amount of the banks' commitment from $195,000,000 to $178,000,000 on August 31, 2001, reflecting the use of the proceeds from the sale and leaseback of certain facilities.

The Company further amended its credit agreement July 26, 2002, subsequent to the close of its 2002 fiscal year. This amendment included an extension of the agreement's termination date to August 15, 2003, changed certain financial covenants, and included further increases to the applicable LIBOR margin. Also effective with this amendment, the Company further reduced the amount of the banks' commitment under the agreement to $134,400,000 on July 26, 2002, to $119,400,000 on January 31, 2003, and to $80,000,000 million on April 30, 2003. A fee of .50 percent based on the outstanding banks' commitments is required to be paid by December 31, 2002 should the borrowings under the agreement not be paid in full on or before that date.

The weighted average interest rate of the borrowings under this facility as of April 30, 2002 was 4.8 percent.

Industrial Revenue Bonds

The Company has outstanding $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate is adjusted weekly to maintain market value at par. During 2002 and 2001, the average interest rate was 1.9 percent and 4.0 percent, respectively, and at April 30, 2002, the interest rate was 1.5 percent. The VRDBs are collateralized by certain property, plant and equipment and are payable in 2014. Other outstanding Industrial Revenue Bonds were repaid in 2000.

The demand feature of the VRDBs is supported by a letter of credit from a major U.S. commercial bank. The letter of credit has a provision for automatic extension of an 18-month term and carries a fee of 2.25 percent of the face amount. Advances under the letter of credit would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in the project property. Covenants in the Industrial Revenue Bond agreement were conformed to those in the multi-currency revolving credit facility described above.

Note 11. Preferred Stock, Common Stock, Restricted Stock, Stock Option Plans, and
               Incentive Bonus Plans

Preferred Stock

The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights (if any), the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2002, no preferred stock had been issued.

Common Stock

Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1,023,800 shares. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2002, the Company could purchase up to an additional 1,976,200 shares under the November 1998 Board of Directors' resolution.

The Company's Non-Employee Director's Stock Grant (the "Plan"), approved by the Company's Board of Directors, provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $15,000 per year. The shares are issued from treasury stock.

Restricted Stock

The Company's 1992 Employee Stock Plan (the 1992 Plan), as amended, permits restricted stock awards. Restricted stock grants vest one-third each year for the three-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock awarded was $302,000, $304,000, and $286,000 in fiscal 2002, 2001, and 2000, respectively. Restricted stock award activity was as follows:

	2002	2001	2000
Restricted stock awarded (shares)	34,000	39,154	21,330
Weighted average market value on date of grant	$9.75	$9.06	$22.20

Stock Option Plans

The 1992 Plan also provides for incentive and non-qualified stock option grants to officers and key employees for a ten-year term, at the common stock market price on the date of grant.

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

A summary of stock option activity under all plans for the three years ended April 30, 2002 is set forth below:

	2002		2001		2000
	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price
Outstanding- beginning of year	3,779,148	$15.92	2,701,467	$18.81	2,456,259	$18.72
Granted	735,100	9.03	1,542,600	11.15	492,053	18.67
Exercised	(15,002)	7.06	--	--	(172,279)	15.28
Forfeited	(786,053)	15.95	(464,919)	16.92	(74,566)	23.03
Outstanding-end of year	3,713,193	$14.58	3,779,148	$15.92	2,701,467	$18.81
	=======	=====	========	=====	========	=====
Exercisable at end of year	2,307,366	$17.12	1,864,342	$18.31	1,447,170	$17.83
	=======	=====	========	=====	========	=====
Reserved for future grants	1,058,805		1,017,065		2,118,101
	=======		========		========

Exercise prices for options outstanding as of April 30, 2002 ranged from $6.50 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 2002 is 6.3 years. In the event of a change in control of the Company, all outstanding stock options become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 2002:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 6.50 - $ 9.75	1,069,684	9.1 years	$8.23	169,298	$7.21
$ 9.76 - $14.64	826,305	7.0 years	13.14	389,837	13.25
$14.65 - $21.96	1,270,463	3.9 years	16.89	1,212,526	16.80
$21.97 - $28.25	546,741	5.7 years	23.79	535,705	23.80
	3,713,193	6.3 years	$14.58	2,307,366	$17.12
	=======	=======	=====	=======	=====

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. No compensation cost is recognized for the stock option plans. Had compensation cost been recognized based on the fair value at the grant date for awards under those plans, pro forma net earnings and earnings per share would have been as follows:

In thousands (except per share amounts)	2002	2001	2000
		(Restated)	(Restated)
Net earnings (loss)
As reported	$(119,615)	$(23,229)	$25,646
Pro forma	(122,463)	(25,929)	22,845
Net earnings (loss) per common share-basic
As reported	(5.42)	(1.06)	1.16
Pro forma	(5.55)	(1.18)	1.03
Net earnings (loss) per common share-diluted
As reported	(5.42)	(1.06)	1.15
Pro forma	(5.55)	(1.18)	1.02

Pro forma amounts reflect fair value for each stock option grants as made using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	4.5%	4.9%	6.6%
Expected life of option	4.80 years	4.60 years	4.75 years
Expected volatility	53%	44%	38%
Expected dividend yield	--%	--%	2%

Weighted-average fair values at date of grant for options granted during fiscal 2002, 2001, and 2000 were $4.47, $4.86, and $7.09, respectively.

Incentive Bonus Plans

The Management Development and Compensation Committee of the Board of Directors approved cash profit incentive bonus plans for each of the years ended April 30, 2002, 2001, and 2000. The plans covered substantially all employees in the United States and were based upon performance goals, as defined in the plans, for the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $6,272,000, $540,000, and $2,510,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

Note 12. Employee Benefit Plans

Pension Plans

The Company has a noncontributory defined benefit pension plan covering substantially all employees in the United States. Plan benefits are based on years of service and an average of an employee's highest five consecutive years of compensation, as defined, in the last ten years of service.

The Company's general policy is to fund the Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. The Company did not make any contributions to the Plan in fiscal 2002, 2001, or 2000.

Plan assets primarily were invested in mutual and collective trust funds that included common stocks, fixed income securities, and money market instruments. Pension plan assets included 103,000 shares of the Company's common stock at April 30, 2002 and 2001. Pension arrangements for employees of foreign subsidiaries were provided generally through currently funded defined contribution plans and local insurance contracts.

The Company also maintains a non-qualified supplemental pension plan for employees in the United States. It provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations. Benefits funding is provided through a trust. The trust is irrevocable and its assets can be used only to pay benefits, with certain exceptions. The trust assets were invested in mutual funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments.

The following table summarizes the funded status of the pension plans and the related amounts recognized in the consolidated balance sheet at April 30, 2002 and 2001:

	Qualified Pension Plan		Non-qualified Pension Plan
In thousands	2002	2001	2002	2001
Change in benefit obligation:
Beginning balance	$68,109	$56,796	$7,898	$6,657
Service cost	2,736	2,990	188	273
Interest cost	4,864	4,728	546	561
Curtailments	(2,360)	(357)	(48)	(72)
Actuarial (gain)/loss	1,792	2,372	(434)	348
Plan amendments	---	4,406	328	578
Benefits paid	(3,285)	(2,826)	(539)	(447)
Ending balance	71,856	68,109	7,939	7,898

Change in plan assets:
Beginning balance	69,450	82,794	6,859	5,451
Actual return on plan assets	(687)	(10,518)	3	(145)
Employer contributions	---	---	---	2,000
Benefits paid from plan assets	(3,285)	(2,826)	(539)	(447)
Ending balance	65,478	69,450	6,323	6,859

Funded status	(6,378)	1,341	(1,616)	(1,039)
Unrecognized net actuarial (gain)/loss	8,116	937	1,888	1,814
Unrecognized net transition liability	74	181	---	---
Unrecognized prior service cost	8,625	11,857	1,120	1,671
Prepaid pension cost	$10,437	$14,316	$1,392	$2,446
	======	======	=====	=====

Related balance sheet amounts as of April 30, 2002 and 2001 consist of:

	Qualified Pension Plan		Non-qualified Pension Plan
	2002	2001	2002	2001
Prepaid benefit cost	$10,437	$14,316	$ ---	$2,446
Intangible asset	---	---	1,120	---
Accrued benefit liability	---	---	(1,053)	---
Accumulated other comprehensive income	---	---	1,325	---
	$10,437	$14,316	$1,392	$2,446
	======	======	=====	=====

The accumulated benefit obligation and the fair value of plan assets for the supplemental plan with accumulated benefit obligations in excess of plan assets as of April 30, 2002 were $7,376,000 and $6,323,000, respectively.

Weighted-average assumptions were:

	Qualified Pension Plan			Non-qualified Pension Plan
	2002	2001	2000	2002	2001	2000
Discount rate	7.25%	7.50%	8.00%	7.25%	7.50%	8.00%
Expected return on plan assets	9.00	9.00	9.00	9.00	9.00	9.00
Rate of compensation increase	4.00	4.00	4.50	4.00	4.00	4.50

Components of net periodic cost for the years ended April 30, 2002, 2001, and 2000 were:

	Qualified Pension Plan			Non-qualified Pension Plan
In thousands	2002	2001	2000	2002	2001	2000
Service cost	$2,736	$2,990	$4,059	$ 188	$273	$265
Interest cost	4,864	4,728	4,173	546	561	476
Expected return on plan assets	(6,002)	(7,340)	(6,546)	(599)	(490)	(454)
Amortization of prior service cost	1,055	1,236	987	657	379	347
Amortization of transition obligation	77	91	93	---	---	---
Amortization of actuarial gain	41	(738)	---	40	36	55
Curtailments	1,108	(124)	---	222	(50)	---
Net periodic benefit cost	$3,879	$ 843	$2,766	$1,054	$709	$689
	=====	=====	=====	=====	====	=====

In fiscal 2002, the Company recognized curtailment losses of $1,330,000 related to employee separations as part of the fourth quarter fiscal 2001 and third quarter fiscal 2002 restructuring actions. These losses represented acceleration of unrecognized prior service costs and losses, partially offset by a reduction in projected benefit obligation.

During the first quarter of fiscal 2001, the Company amended its non contributory defined benefit pension plan to make an early retirement window available to eligible employees who terminated on or before December 31, 2001. Any participant whose sum of his or her attained age and vested service with the Company equaled or exceeded seventy was eligible. The Company recognized a $174,000 curtailment gain in fiscal 2001 due to the loss of expected future service.

401(k)Plan

Under the Company's 401(k) Maximum Advantage Program, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum. The Company's expense for matching contributions under this Plan was $977,000, $1,231,000, and $1,323,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

Note 13. Other Income (Expense)

Components of other income (expense) were:

In thousands	2002	2001	2000
		(Restated)	(Restated)
Interest income from investments	$ 434	$1,034	$1,144
Royalty income	533	586	776
Foreign exchange gains/(losses)	(476)	5	(514)
Bank service fees	(775)	(566)	(574)
Loan impairment	(1,700)	---	---
Environmental reserve reversal	---	---	2,606
Other, net	(426)	(304)	834
	$(2,410)	$ 755	$4,272
	======	======	=====

The Company's total investment in an impaired loan at April 30, 2002 (recorded in other assets) was $1,456,000. In the fourth quarter, a $1,700,000 impairment loss was recognized as the Company believes it is not probable that it will be able to collect the amounts due according to the contracted term of the loan. As a practical expedient to determining the present value of expected future cash flows discounted at the loan's effective rate, the impairment was based on the fair value of the loan's collateral. Interest income of $97,000 was recognized (amount also contractually due) on this loan in 2002 and the average balance of the loan during the year was $3,018,000.

Note 14. Restructuring and Other Charges

FY 2002 Actions. The Company recorded pre-tax restructuring charges of $5,015,000 associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were: Apparel and Flexible Materials $1,467,000, Sign Making and Specialty Graphics $1,050,000, Ophthalmic Lens Processing $298,000, and general corporate $2,200,000 . The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for the Company's operating units. This change was designed to increase ownership of corporate staff functions at the business unit level and, through shared services initiatives, realize cost savings through supply chain consolidation and leverage in the areas of production, procurement, customer service, and aftermarket distribution.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. The entire pre-tax charge is being funded by cash generated from operations and borrowings under the credit facility. As of April 30, 2002, 142 positions were eliminated with the balance targeted for completion by the end of the next fiscal year. As of April 30, 2002, approximately $2,225,000 of the severance and related costs accrued remained, the majority of which represented severance and other amounts payable to the former Chief Executive Officer.

In fiscal 2002 the Company reversed previously established restructuring reserves totaling $900,000 before taxes. The reversal of these reserves was recorded in the Consolidated Statement of Operations as restructuring charges, which is where the reserves were originally recorded.

FY 2001 Actions. In fiscal 2001, the Company implemented plans to reduce worldwide employment by 418 employees, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. These plans were the result of extremely difficult U.S. economic conditions, the continued weak Euro, and problems experienced in the rollout of new products. Of the aggregate pre-tax charge of $30,997,000, $1,091,000 was a write-off of receivables; $11,336,000 in cost of sales; $3,289,000 in selling, general, and administrative expenses; $9,265,000 as restructuring charges; and $6,016,000 in write-down of assets in the consolidated statements of operations. The aggregate $30,997,000 is comprised of $8,162,000 in employee separation costs, $2,400,000 in exit costs, $11,336,000 in inventory write-downs, $6,016,000 in asset impairments, and $3,083,000 in other related costs. The following table displays these costs by segment (in millions):

Segment	Employee Separations	Exit Costs	Asset Impairments	Inventory Write- downs	Other Charges	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Sign Making & Specialty Graphics	$1.9	$1.5	$0.5	$ 5.0	$1.7	$10.6
Apparel & Flexible Materials	5.8	0.9	2.0	4.6	1.1	14.4
Ophthalmic Lens Processing	0.2	---	0.3	1.7	0.3	2.5
General Corporate	0.3	---	3.2	---	---	3.5
Totals	$8.2	$2.4	$6.0	$11.3	$3.1	$31.0
	===	===	===	====	===	====

The following tables display roll forwards of the accruals established during fiscal 2001 ($ in millions):

	Employee Separations
	Number of Employees	Reserve	Exit Costs	Asset Impairments	Inventory Write- downs	Other Charges	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Fiscal 2001 charges	418	$8.2	$2.4	$6.0	$11.3	$3.1	$31.0
Utilization	(412)	(7.8)	(2.4)	(6.0)	(11.3)	(2.7)	(30.2)
Ending balance at April 30, 2002	6	$0.4	$ ---	$---	$ ---	$0.4	$ 0.8
	====	====	====	===	=====	====	====

The aggregate utilization of $30,200,000 reflects approximately $8,400,000 in cash payments and $21,800,000 in write-offs.

Employee separation charges are the costs of involuntary severance benefits for the 418 identified employees subject to severance under the plans. As of April 30, 2002, 412 employees had separated from the Company under these plans and approximately $7,800,000 (96 percent) of the accrued costs had been paid.

Exit costs were primarily related to the Apparel and Flexible Materials and Sign Making and Specialty Graphics segments. The Company discontinued product lines that no longer fit its strategic direction. The loss of operating income from these product lines was not significant to the Company's results of operations. The cost of facility consolidations included the shut-down and consolidation of six facilities primarily in Europe and the United States, consisting of a distribution center and sales and administrative offices. The majority of the facility consolidation exit costs related to asset disposals and lease termination costs.

The difficult economic conditions in the United States and related weakness in the global economic environment, as well as the shift of the Company's apparel business to offshore locales, have subjected the Company to additional inventory valuation risk. Accordingly, the Company wrote down its inventory to estimated fair value based on revised estimates for excess and obsolete inventory and used equipment. Inventory also was written down in accordance with the Company's plans to discontinue certain product lines. The total write down of $11,336,000 was recorded as a charge to cost of sales.

As a result of current and projected business conditions, the Company wrote down to fair values operating assets that became impaired based on estimated selling prices less costs to sell. Impaired asset write-downs were reflected as contra-assets in the consolidated balance sheet at April 30, 2001 that reduced the carrying value of related assets by $6,016,000. The affected assets were primarily buildings that were written down to levels that provided for anticipated losses on sale. Other assets written down related to discontinuation of product lines, patents, and fixed assets. Each of the Company's operating segments was impacted. Other charges of $3,083,000 were primarily excess costs relating to new product introductions and provisions for potentially uncollectible receivables.

Note 15. Net Assets Held for Sale

Net assets held for sale at April 30, 2002 and 2001 were land, buildings, and related leasehold improvements that the Company planned to sell. Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of" requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, the Company considered recent appraisals and offers related to those buildings. As a result, the Company recorded fiscal 2002 pre-tax losses of $392,000 relating to the Apparel and Flexible Materials operating segment and of $469,000 relating to an unoccupied building not associated with an operating segment. In accordance with the provisions of SFAS No. 121, the Company does not depreciate assets included in Net Assets Held for Sale.

Subsequent to April 30, 2002, the Company completed the sale of two properties previously included in Net Assets Held for Sale for combined net proceeds of $2,506,000, which approximated net book value. This leaves one building relating to the Apparel and Flexible Materials operating segment included in Net Assets Held for Sale, which is expected to be sold during the fiscal year ending April 30, 2003.

Note 16. Segment Reporting

Operating segments are determined based on management's evaluation of the business units. The Sign Making and Specialty Graphics segment manufactures computer-controlled production systems, software, and aftermarket supplies sold to a diversified international customer base in the sign making and specialty graphics industries. The Apparel and Flexible Materials segment manufactures computer-controlled production systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites. The international customer base is in the apparel, aerospace, automotive, furniture, and other industries. The Ophthalmic Lens Processing segment manufactures computer-controlled production systems and aftermarket supplies sold to a diversified international customer base in the ophthalmic industry.

No individual customer accounted for more than 10 percent of consolidated revenue in fiscal years 2002, 2001, or 2000.

Financial data for the past three fiscal years for the Company's operating segments are shown in the following tables. The accounting policies of the segments are substantially identical to those described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated.

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
(As of and for the year ended April 30, 2002)
Revenue	$257,355	$158,134	$87,235	$502,724
Segment profit [1,7]	6,114	10,544	5,323	21,981
Segment assets [2]	128,938	66,394	54,650	249,982
Capital expenditures [3]	2,220	1,198	568	3,986
Depreciation and amortization [3]	4,739	5,521	1,780	12,040

(Restated as of and for the year ended April 30, 2001)
Revenue	$275,739	$188,292	$94,133	$558,164
Segment profit (loss)[4,5]	3,498	(12,319)	2,767	(6,054)
Segment assets [2]	238,312	83,361	83,374	405,047
Capital expenditures [3]	2,712	4,146	1,810	8,668
Depreciation and amortization [3,5]	10,589	8,376	4,061	23,026

(Restated as of and for the year ended April 30, 2000)
Revenue	$297,556	$222,492	$95,668	$615,716
Segment profit [5,6]	23,362	24,426	9,005	56,793
Segment assets [2]	277,896	114,835	91,275	484,006
Capital expenditures [3]	9,412	4,077	2,658	16,147
Depreciation and amortization [3,5]	11,306	7,808	3,612	22,726

1 Includes restructuring and other charges of $13,620,000 included in the Sign Making and Specialty Graphics operating segment, $810,000 included in the Apparel and Flexible Materials operating segment, and $276,000 included in the Ophthalmic Lens Processing operating segment (See Notes 14 and 21).

2 Assets exclude $61,611,000, $73,361,000, and $77,642,000 of corporate amounts in 2002, 2001, and 2000, respectively.

3 Capital expenditures and depreciation and amortization exclude $540,000 and $3,151,000, $6,089,000 and $3,442,000, and $6,166,000 and $2,730,000 of corporate amounts in 2002, 2001, and 2000, respectively.

4 Includes restructuring and other charges of $10,594,000 included in the Sign Making and Specialty Graphics operating segment, $14,437,000 included in the Apparel and Flexible Materials operating segment, and $2,470,000 included in the Ophthalmic Lens Processing operating segment (See Note 14).

5 Segment profit (loss) and depreciation and amortization for fiscal 2001 and 2000 included goodwill amortization of $5,197,000 and $5,571,000, respectively, for the Sign Making and Specialty Graphics operating segment; $1,035,000 and $1,043,000 for the Apparel and Flexible Materials operating segment; and $1,950,000 and $1,858,000 for the Ophthalmic Lens Processing operating segment. There was no goodwill amortization in fiscal 2002.

6 Includes $6,200,000 for excess costs on initial production of certain new products from the Company's Sign Making and Specialty Graphics operating segment.

7 Segment profit (loss) for fiscal 2002 excluded goodwill impairment charges of $21,700,000 and $92,953,000 for the Ophthalmic Lens Processing and Sign Making and Specialty Graphics operating segments, respectively.

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements was as follows:

In thousands	2002	2001	2000
		(Restated)	(Restated)
Segment profit (loss)	$21,981	$ (6,054)	$ 56,793
Corporate expenses, net of other income 1	(18,603)	(13,210)	(9,430)
Earnings (loss) before interest and taxes	3,378	(19,264)	47,363
Interest expense	(12,640)	(13,265)	(10,617)
Earnings (loss) before income taxes and cumulative effect of accounting change	$(9,262)	$(32,529)	$36,746
	======	=======	======
1 Amounts include restructuring and other special charges of $2,049,000 and $3,496,000 in fiscal 2002 and 2001, respectively.

Revenue and net property, plant and equipment by country where located were as follows:

In thousands	United States	Continental Europe	United Kingdom	All Other	Total
(As of and for the year ended April 30, 2002)
Revenue 1	$176,047	$158,132	$45,308	$123,237	$502,724
Property, plant and equipment, net	31,096	8,008	10,119	2,141	51,364

(As of and for the year ended April 30, 2001)
Revenue (restated) 1	$196,166	$ 161,310	$53,704	$146,984	$558,164
Property, plant and equipment, net	38,325	8,940	9,925	2,360	59,550

(As of and for the year ended April 30, 2000)
Revenue (restated) 1	$237,184	$ 177,973	$59,712	$140,847	$615,716
Property, plant and equipment, net	68,762	9,020	19,157	2,281	99,220

1 Revenues are attributed to specific countries based on the shipment destination.

Note 17. Contingencies and Commitments

Leases

The Company occupies space and uses certain equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $8,973,000, $6,400,000, and $7,282,000 for the years ended April 30, 2002, 2001, and 2000, respectively. Minimum annual rental commitments at April 30, 2002 under long-term non-cancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2003	$ 7,264	$415	$ 7,679
2004	6,280	276	6,556
2005	5,747	203	5,950
2006	4,674	60	4,734
2007	4,369	22	4,391
After 2007	36,175	---	36,175
	$64,509	$976	$65,485
	======	====	======

In fiscal 2002, the Company sold and leased back three Connecticut properties, including its headquarters in South Windsor, CT. The Company realized net proceeds of $17,183,000 on the sale and entered into a 17-year leaseback of the facility for annual rental payments of $2,118,000 with annual adjustments for inflation. The deferred gain was $2,480,000 and will be amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

In fiscal 2001, the Company sold and leased back the Bristol, UK facility of its Spandex PLC subsidiary. Gross sale receipts were $12,600,000. There was a 15 year leaseback with average annual rental payments of approximately $1,200,000. Gain on the sale of $3,500,000 was deferred and will be amortized over the lease term as a reduction of the rental payments. The lease is accounted for as an operating lease.

Lease Financing Arrangements

The Company has an agreement with a major financial services institution to provide lease financing to purchasers of the Company's equipment. The present value of lease receivables financed under this agreement was approximately $57,500,000 at April 30, 2002 and $63,200,000 at April 30, 2001. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions but has the right to repossess and resell the equipment. Management believes the allowance established for losses under the recourse provisions is reasonable.

Purported Class Action Litigation

The Company and several current and former officers and directors thereof have been named as defendants in eight lawsuits filed in the United States District Court for the District of Connecticut, all of which have been consolidated before the Honorable Janet C. Hall. These lawsuits are putative class actions brought by shareholders of the Company alleging both direct and control person liability under the Federal Securities Laws. The first of these lawsuits was filed on April 18, 2002, on behalf of a proposed class of purchasers of the securities of the Company between May 27, 1999 and April 12, 2002 (the "Class Period") seeking to pursue remedies under the Securities Exchange Act of 1934. The first lawsuit was filed shortly after the Company announced, on April 15, 2002, that it expected to take a $12,000,000 pre-tax charge in its fiscal fourth quarter, the period ending April 30, 2002, and that the Company was conducting an internal review of its financial reporting for the period January 1, 1998 through April 30, 2002 in response to an investigation by the Securities and Exchange Commission into its inventory and reserve accounting practices. In this announcement, the Company stated that once its investigation had been completed, the Company would likely restate its financial results for the appropriate periods. By order dated July 12, 2002, the Court established as the consolidated putative class action, Louisiana Municipal Employees' Retirement System v. Gerber Scientific, Inc., et al, appointed the Louisiana Municipal Employees' Retirement System as lead plaintiff, and appointed the law firm of Bernstein Litowitz Berger & Grossman as lead counsel. The lead plaintiff was ordered to file a consolidated Amended Complaint on or before September 13, 2002 and, thereafter, the Company expects to be responding to the consolidated Amended Complaint. The Company has notified its directors and officers liability insurance carrier, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, of the lawsuits and has requested both defense of the suits and coverage and indemnification up to the policy limits with respect to the litigation or settlement of the lawsuits. Presently, the litigation is in its very early stages and the Company intends to defend vigorously the suits. Given the current status of the litigation, the Company cannot predict the outcome of the lawsuits nor reasonably estimate a range of loss.

Claims Which May Be Asserted Under the Company's 401(k) Plan

In December 1997, the Company registered 350,000 shares of the Company's common stock to be purchased by an independent trustee in the open market for the benefit and at the direction of Company employees pursuant to the Gerber Scientific, Inc. and participating Subsidiaries 401(k) Maximum Advantage Program and Trust (the "Plan"). Approximately 1,100,000 shares were acquired by Plan participants before this option was discontinued on July 15, 2002.

The purchase of shares under the Plan in excess of the number of shares registered may have been exempt from registration under the Securities Act of 1933. The Company understands, however, that the staff of the Securities and Exchange Commission takes the position that one possible exemption, under Section 3(a)(2) of the Securities Act, would not apply to shares of an employer-sponsored plan acquired in the open market by an independent trustee at the direction and for the benefit of employee participants pursuant to plans of this type (i.e., plans in which employee contributions can be directed toward the purchase of a company's stock and the company's matching contributions may be less than 1-for-1).

If the acquisitions of these shares are found not to have been exempt from registration, the Company could be liable under Section 12(a)(1) of the Securities Act for rescission or damages to the employees who purchased these shares. Under Section 13 of the Securities Act, a rescission right, which is the effective equivalent to a "put" right, can be maintained to enforce liability under Section 12(a)(1) at any time within one year after the violation on which it is based but not more than three years after the relevant securities were first offered to the public. A rescission right would entitle the employee purchasers of these shares to receive the return of the amounts paid for these shares, together with interest from the date of purchase.

The current members of the Plan's administrative committee, on the advice of counsel, have requested the Company to toll, as of July 25, 2002, any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company is considering this request but has not yet determined how to respond to it. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2,100,000. The prices paid for all of the unregistered shares which were acquired under the Plan aggregated approximately $7,300,000.

In addition to any claims that may be asserted under the Securities Act, claims may also be asserted under the Employee Retirement Income Security Act of 1974 for recovery of losses incurred with respect to the purchase of the unregistered shares.

The Company does not currently intend to offer rescission to the purchasers of these shares and intends to defend against any claim for either rescission or damages. However, the possibility of such a claim gives rise to a contingent liability that, if realized, could adversely affect the financial condition of the Company. Given the current status of this unasserted claim, the Company cannot reasonably estimate a loss.

Other

Various other lawsuits, claims, and governmental proceedings are pending against the Company. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or the results of its operations.

Note 18. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per common share:

	2002	2001	2000
		(Restated)	(Restated)
Numerator: Earnings (loss) before cumulative effect of accounting change	$ (4,962,000)	$(23,229,000)	$25,646,000
Cumulative effect of accounting change	(114,653,000)	---	---
Net earnings (loss)	$(119,615,000)	$(23,229,000)	$25,646,000
	===========	==========	=========
Denominators:
Denominator for basic earnings per share - weighted-average shares outstanding	22,072,213	22,016,981	22,140,127
Effect of dilutive securities: Stock options	--	--	250,101

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	22,072,213	22,016,981	22,390,228
	===========	==========	=========
Basic earnings (loss) per share before cumulative effect of accounting change	$ (.22)	$ (1.06)	$ 1.16
Cumulative effect of accounting change	(5.20)	---	---
Basic earnings (loss) per share	$ (5.42)	$ (1.06)	$ 1.16
	===========	==========	=========
Diluted earnings (loss) per share before cumulative effect of accounting change	$ (.22)	$ (1.06)	$ 1.15
Cumulative effect of accounting change	(5.20)	---	---
Diluted earnings (loss) per share	$ (5.42)	$ (1.06)	$ 1.15
	===========	==========	=========

For the years ended April 30, 2002 and 2001, common stock equivalents were antidilutive and not included in the calculation.

Note 19. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these risks, the Company uses derivative instruments, which include forward exchange contracts and an interest rate swap. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties.

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

As of April 30, 2002, the Company was party to approximately $4,440,000 in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding two months. The fair value of the contracts outstanding at April 30, 2002 was a $35,000 net liability.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62,000,000 that decreases ratably to $32,000,000 over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to LIBOR based interest payments on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion at a fixed rate. The fair value of this swap was a $1,048,000 net liability as of April 30, 2002.

Year to Date Activity

At April 30, 2002, the fair value of derivatives was a $1,083,000 net liability. The non-shareholders' changes in equity associated with hedging activity for the year ended April 30, 2002 were:

(in thousands)
Balance -- May 1, 2001	$ ---
Transition adjustment	(467)
Cash flow hedging loss	(881)
Net loss reclassified to income statement	679
Balance -- April 30, 2002	$(669)
=====

A $669,000 loss is expected to be reclassified into earnings in fiscal 2003.

Hedges of the Net Investment in a Foreign Operation

Net losses on foreign currency denominated balances designated and effective as economic hedges of a net investment in a foreign entity were $133,000 for the year ended April 30, 2002. These losses were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

Note 20. Subsequent Events

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. for $7,500,000 in cash less an amount held in escrow for purchase price adjustments, as defined. Stereo Optical Company, Inc. was a vision screening business within the Ophthalmic Lens Processing operating segment. The net sales proceeds were used to reduce debt. The gain on sale was $3,466,000 before income taxes and $1,222,000 after taxes, or $.06 per diluted share.

In June and July 2002, the Company completed the sale of two properties previously included in Net Assets Held for Sale for combined net sales proceeds of $2,506,000, which approximated net book value. Proceeds were used to reduce borrowings under the Company's credit agreement. See also Note 15.

On July 26, 2002, the Company amended its revolving credit facility with a syndicate of banks, with Wachovia Bank, National Association as agent. See Note 10.

Note 21. Quarterly Results (Unaudited)

Restated quarterly results of operations, dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past two fiscal years are set forth below.

In thousands (except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)
2002
Sales and service revenue	$125,843	$132,621	$117,540	$126,720
Gross profit	43,520	46,658	41,436	38,486
Earnings (loss) before cumulative effect of accounting change (1), (2)	870	2,061	(3,743)	(4,150)
Earnings (loss) per common share before cumulative effect of accounting change (1), (2)
Basic (3)	.04	.09	(.17)	(.19)
Diluted (3)	.04	.09	(.17)	(.19)
Net earnings (loss) (1), (2), (3)	(113,783)	2,061	(3,743)	(4,150)
Net earnings (loss) per common share (1),(2), (3)
Basic (3)	(5.16)	.09	(.17)	(.19)
Diluted (3)	(5.14)	.09	(.17)	(.19)
Dividends paid per share	---	---	---	---
Stock price- High	11.15	12.26	11.00	9.69
- Low	6.60	7.50	8.31	4.40

In Thousands (except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
2001
Sales and service revenue (5)	$139,662	$144,301	$135,551	$138,650
Gross profit (5)	48,769	52,467	46,399	35,147
Net earnings (loss) (5), (6)
Net earnings (loss) per common share (5),(6)	(3,255)	2,416	(4,331)	(18,059)
Basic	(.15)	.11	(.20)	(.82)
Diluted	(.15)	.11	(.20)	(.82)
Dividends paid per share	.08	.08	.08	.08
Stock price- High	14.63	10.88	9.63	11.40
- Low	9.00	6.75	6.38	6.01

(1) Net loss for the third quarter of 2002 included restructuring and other charges of $5,015,000 ($3,915,000 after taxes or $.18 per diluted share). See Note 14.

(2) Net loss for the fourth quarter of 2002 included restructuring and other charges of $11,796,000 ($7,896,000 after taxes or $.36 per diluted share). See Note 14 and "Fourth Quarter Results" below.

(3) Quarterly earnings per share was computed separately for each period; the sum of quarterly earnings per share amounts may differ from the total for the year.

(4) Net loss for the first quarter of 2002 included a cumulative effect of accounting change of $114,653,000 ($5.20 per share). See Note 7.

(5) Sales and service revenue, gross profit, and net loss for the fourth quarter of 2001 included restructuring and other charges of $1,091,000, $12,427,000, and $26,760,000 ($18,160,000 after taxes, or $.82 per diluted share), respectively. See Note 14.

(6) Net loss for the first quarter of 2001 included restructuring and other charges of $4,237,000 ($2,737,000 after taxes, or $.12 per diluted share). See Note 14.

Attribution to quarters of adjustments described in Note 2 has been done in what management considers to be a systematic and reasonable fashion, consistent with the basic accounting principle that interim period financial information should be viewed primarily as an integral part of the annual period.

The adjustments discussed in Note 2 had the following effects on previously reported quarterly information:

In Thousands (except per share amounts)	First Quarter	Second Quarter	Third Quarter
2002
Earnings (loss) before income taxes and cumulative effect of accounting change	$ (485)	$(113)	$(120)

Net earnings (loss)	$19,213	$(113)	$(220)

Earnings (loss) per share:
Basic	$ .87	$ (.01)	$ (.01)
Diluted	$ .86	$ (.01)	$ (.01)

In Thousands (except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Earnings (loss) before income taxes	$(860)	$771	$(891)	$ 882

Net earnings (loss)	$(560)	$571	$(691)	$1,082

Earnings (loss) per share:
Basic	$ (.03)	$ .03	$ (.03)	$ .05
Diluted	$ (.03)	$ .03	$ (.03)	$ .05

In connection with its restatement discussed in Note 2, the Company made adjustments to its previously reported goodwill. These adjustments had the effect of reducing the goodwill impairment reported in the first quarter of fiscal 2002 by $19,598,000.

Fourth Quarter Results

In the fourth quarter of fiscal 2002, the Company recorded pre-tax charges of $12,640,000 ($8,440,000 after taxes or $.38 per share) in the Sign Making and Specialty Graphics operating segment. Of this amount, $7,588,000 ($5,022,000 after taxes or $.23 per share) related to production delays and technical difficulties associated with digital imaging products in that segment. The charges reflected inventory write-downs caused by market introductions of competing products at selling prices lower than the Company's carrying cost. The charges also reflected liabilities associated with upgrades for units already sold and the return of some units. The remaining charge of $5,052,000 ($3,418,000 after taxes or $.15 per share) related to asset write-downs, contractual obligations, and employee costs. Of the aggregate pre-tax charges; $6,990,000 were recorded in cost of product sales as inventory write-downs; $3,678,000 in selling, general, and administrative expenses; and $1,972,000 in other expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 relating to identification of directors and that required by item 405 of Regulation S-K is incorporated herein by reference to the information contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Annual Meeting Proxy Statement, which is expected to be filed within 120 days of the Company's April 30, 2002 fiscal year-end.

Identification of executive officers is set forth under the caption "Executive Officers of the Registrant" included in Part I of the annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the information contained under the caption "Executive Compensation and Transactions" in the Company's 2002 Annual Meeting Proxy Statement, which is expected to be filed within 120 days of the Company's April 30, 2002 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The information required by Item 12 is incorporated herein by reference to the information contained under the captions "Principal Shareholders" and "Election of Directors" in the Company's 2002 Annual Meeting Proxy Statement, which is expected to be filed within 120 days of the Company's April 30, 2002 fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 2002 Annual Meeting Proxy Statement, which is expected to be filed within 120 days of the Company's April 30, 2002 fiscal year-end.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K.

(a)     The following documents are filed as part of this report:

1.	Financial Statements:	Page
	Consolidated Statements of Operations for the years ended April 30, 2002, 2001, and 2000.	56
	Consolidated Balance Sheets at April 30, 2002 and 2001	57
	Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 2002, 2001, and 2000	59
	Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001, and 2000	61
	Independent Auditors' Report	64
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	65

2.	Financial Statement Schedules:
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

	10.1	Gerber Scientific, Inc. 1982 Employee Stock Plan.
	10.2	Gerber Scientific, Inc. 1992 Employee Stock Plan, As Amended.
	10.3	Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan.
	10.4	Gerber Scientific, Inc. and Participating Subsidiaries Deferred Compensation Plan.
	10.5	Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan.
	10.6	Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire.
	10.7	Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 1, 1998.
	10.8	Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective June 29, 1999.
	10.9	Consulting Agreement between the Company and David J. Logan commencing August 10, 1990.
	10.10	Gerber Scientific, Inc. 1999-2001 Annual Incentive Bonus Plan.
	10.11	$235,000,000 Credit Agreement Dated as of May 15, 1998 between Gerber Scientific, Inc. and the Banks Listed Herein and Wachovia Bank, N.A.
	10.12	Change in Control Agreement, dated July 14, 1999, between the Company and Michael J. Cheshire.
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

	10.15	Change in Control Agreement, dated July 14, 1999, between the Company and David J. Gerber.
	10.16	Severance Policy for Senior Officers of Gerber Scientific, Inc. and its domestic subsidiaries.
	10.17	Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan.
	10.18	First Amendment to $235,000,000 Credit Agreement Dated as of May 15, 1998, between Gerber Scientific, Inc., and the Banks Listed Herein and Wachovia Bank, N.A.
	10.19	Employment Agreement dated as of October 20, 2000, between the Company, Gerber Technology, and Marc T. Giles.
	10.20	Letter Agreement dated as of November 6, 2000, between the Company, Gerber Technology, and Fredric K. Rosen
	10.21	Amended and Restated Credit Agreement between Gerber Scientific, Inc., the Banks Listed Herein, and Wachovia Bank, N.A., as the Agent dated as of March 14, 2001.
	10.22	Letter Agreement dated as of November 30, 2000, between the Company and Shawn M. Harrington.
	10.23	Agreement and Lease between Spandex PLC and IM Properties Finance Limited for the sale and leaseback of property in Bristol, UK.
	10.24	Gerber Scientific, Inc. Non-Employee Director's Stock Grant (the "Plan").
	10.25	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, As Amended (the "Agreement").
	10.26	Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective March 28, 2001.
	10.27	Retention Agreement dated as of March 16, 2001 between the Company and Gary K. Bennett.
	10.28	Service Agreement dated as of July 18, 2001 by and between Spandex PLC and F. David Jones.
	10.29	Letter Agreement dated as of August 18, 2000 between the Company, Gerber Scientific Products, Inc., and Charles M. Hevenor.
	10.30	Letter Agreement dated as of September 15, 2000 between the Company and Bernard J. Demko.
	10.31	Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc.
	10.32	Letter Agreement dated as of August 1, 2001 and Modification dated as of August 30, 2001 between the Company and Elaine A. Pullen.
	10.33	Michael J. Cheshire salary reduction agreement.
	10.34	David J. Gerber salary reduction agreement.
	10.35	Second Amendment to Credit Agreement among Gerber Scientific, Inc., The Banks Listed Herein, and Wachovia Bank, N.A. as the Agent dated as of January 31, 2002.
	10.36	Resignation Agreement between Michael J. Cheshire and Gerber Scientific, Inc. dated as of January 28, 2002.
	10.37	Compromise Agreement between F. David Jones and Spandex PLC dated as of March 1, 2002.
	10.38	Letter Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001.
	10.39	Special Grant Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001.
	10.40	Letter Agreement between Marc T. Giles and Gerber Scientific, Inc. dated as of December 13, 2001.
	10.41	Letter Agreement between Shawn M. Harrington and Gerber Scientific, Inc. dated as of December 7, 2001.
	10.42	Letter Agreement between John R. Hancock and Gerber Scientific, Inc. dated as of December 13, 2001.
	10.43	Letter Agreement between Bernard J. Demko and Gerber Scientific, Inc. dated as of December 7, 2001.
	10.44	Waiver Agreement Under Credit Agreement Dated as of April 24, 2002.
	10.45*	Consulting Agreement between the Company and David J. Logan commencing July 10, 2002.
	10.46*	Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan, As Amended
	10.47*	Third Amendment to Credit Agreement Dated as of July 26, 2002
	21.1*	Subsidiaries of the Registrant.
	23.1*	Consent of Independent Auditors.
	99.1*	Supplemental Segment Information.
Exhibits 10.1 - 10.47, except for Exhibit 10.11, 10.18, 10.21, 10.23, 10.31, 10.35, 10.42, 10.44, and 10.47 are management contracts or compensatory plans or arrangements.
(b)

Three Form 8-K's were filed in the fourth quarter of fiscal year 2002. The first 8-K, dated February 28, 2002, contained a press release announcing the Company's financial results for the quarter and nine months ended January 31, 2002. The second 8-K, dated April 15, 2002, contained a press release announcing the Company would be taking a special charge in the fourth quarter and certain other developments. The third 8-K, dated April 25, 2002, contained a press release announcing the Company had reached an agreement with its bank group for the waiver of certain covenants related to its credit facility for the fourth quarter ending April 30, 2002.

(c)	See Item 14(a) 3. above.
(d)	See Item 14(a) 2. above.

*Filed herewith.

97-101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: August 27, 2002	By:	/s/ Shawn M. Harrington
Shawn M. Harrington
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
August 27, 2002	/s/ Marc T. Giles (Marc T. Giles)	Chief Executive Officer, President (Principal Executive Officer)

August 27, 2002	/s/ George M. Gentile	Director, Chairman
(George M. Gentile)

August 27, 2002	/s/ W. Jerome Vereen	Director
(W. Jerome Vereen)

August 27, 2002	/s/ A. Robert Towbin	Director
(A. Robert Towbin)

August 27, 2002	/s/ David J. Gerber (David J. Gerber)	Director, Vice President, Business Development and Technology Strategy

August 27, 2002	/s/ Edward E. Hood, Jr.	Director
(Edward E. Hood, Jr.)

August 27, 2002	/s/ David J. Logan	Director
(David J. Logan)

August 27, 2002	/s/ Donald P. Aiken	Director
(Donald P. Aiken)

August 27, 2002	/s/ Carole F. St. Mark	Director
(Carole F. St. Mark)
August 27, 2002	/s/ Shawn M. Harrington (Shawn M. Harrington)	Chief Financial Officer, Senior Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit Index Number	Exhibit	Page
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

10.9

Consulting Agreement between the Company and David J. Logan commencing August 10, 1990 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

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

10.24

Gerber Scientific, Inc. Non-Employee Director's Stock Grant (the "Plan") (incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.25

Gerber Scientific, Inc. Agreement for Deferment of Director Fees, As Amended (the "Agreement") (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.26

Amendment to the Employment Agreement dated as of January 29, 1997 between the Company and Michael J. Cheshire effective March 28, 2001

(incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.27

Retention Agreement dated as of March 16, 2001 between the Company and Gary K. Bennett (incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.28

Service Agreement dated as of July 18, 2001 by and between Spandex PLC and F. David Jones (incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.29

Letter Agreement dated as of August 18, 2000 between the Company, Gerber Scientific Products, Inc., and Charles M. Hevenor (incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.30

Letter Agreement dated as of September 15, 2000 between the Company and Bernard J. Demko (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.31

Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2001).

10.32

Letter Agreement dated as of August 1, 2001 and Modification dated as of August 30, 2001 between the Company and Elaine A. Pullen (incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2001).

10.33	Michael J. Cheshire salary reduction agreement (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2001).
10.34	David J. Gerber salary reduction agreement (incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2001).
10.35

Second Amendment to Credit Agreement among Gerber Scientific, Inc., The Banks Listed Herein, and Wachovia Bank, N.A. as the Agent dated as of January 31, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.36

Resignation Agreement between Michael J. Cheshire and Gerber Scientific, Inc. dated as of January 28, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.37

Compromise Agreement between F. David Jones and Spandex PLC dated as of March 1, 2002 (incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.38

Letter Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001 (incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.39

Special Grant Agreement between George M. Gentile and Gerber Scientific, Inc. dated as of December 7, 2001 (incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.40

Letter Agreement between Marc T. Giles and Gerber Scientific, Inc. dated as of December 13, 2001 (incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.41

Letter Agreement between Shawn M. Harrington and Gerber Scientific, Inc. dated as of December 7, 2001 (incorporated herein by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.42

Letter Agreement between John R. Hancock and Gerber Scientific, Inc. dated as of December 13, 2001 (incorporated herein by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.43

Letter Agreement between Bernard J. Demko and Gerber Scientific, Inc. dated as of December 7, 2001 (incorporated herein by reference to Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2002).

10.44	Waiver Agreement Under Credit Agreement Dated as of April 24, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2002).
10.45*	Consulting Agreement between the Company and David J. Logan commencing July 10, 2002.
10.46*	Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan, As Amended
10.47*	Third Amendment to Credit Agreement Dated as of July 26, 2002
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Auditors.
99.1*	Supplemental Segment Information.

*Filed herewith.

103-110