Form 10-Q
period 2002-07-31
GERBER SCIENTIFIC INC
filed 2002-09-13
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2002	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

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

Quarter Ended July 31, 2002

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended July 31, 2002 and 2001	2-3

	Consolidated Balance Sheets at July 31, 2002 and April 30, 2002	4-5

	Consolidated Statements of Cash Flows for the three months ended July 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

	Independent Accountants' Report	17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds.	25

Item 6.	Exhibits and Reports on Form 8-K	26

Signature		27

Certifications		27-28

Exhibit Index		29

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended July 31,
		(Restated, Note 2)
In thousands, except per share data	2002	2001
Revenue:
Product sales	$112,227	$ 112,822
Service	13,651	12,068
	125,878	124,890
Costs and Expenses:
Cost of product sales	74,814	75,125
Cost of service	7,192	6,924
Selling, general and administrative	31,713	31,360
Research and development expenses	6,276	7,180
Restructuring charges (Note 4)	(100)	(30)
Write-down of assets	---	41
	119,895	120,600
Operating income	5,983	4,290

Other (expense)	(866)	(128)
Interest expense	(2,231)	(3,501)

Income from continuing operations before income taxes	2,886	661
Provision for income taxes	664	60
Income from continuing operations	2,222	601
Discontinued operations:
Income from operations of disposed business, net of tax	172	269
Gain on sale of disposed business, net of tax	1,222	---
Income before cumulative effect of accounting change	3,616	870
Cumulative effect of accounting change	---	(114,653)
Net earnings (loss)	$ 3,616	$(113,783)
	=======	=======

Earnings (loss) per share of common stock:
Basic:
Income from continuing operations	$ .10	$ .03
Discontinued operations	.06	.01
Cumulative effect of accounting change	---	(5.20)
Net earnings (loss)	$ .16	$ (5.16)
	=======	=======
Diluted:
Income from continuing operations	$ .10	$ .03
Discontinued operations	.06	.01
Cumulative effect of accounting change	---	(5.18)
Net earnings (loss)	$ .16	$ (5.14)
	=======	=======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,110	22,047
Diluted	22,110	22,154

See accompanying notes to consolidated financial statements.

2-3

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except share data	July 31, 2002	April 30, 2002
Assets:
Current Assets:
Cash and short-term cash investments	$ 22,625	$ 16,220
Accounts receivable, net of allowance for doubtful accounts of $7,626 and $7,229, respectively	86,527	84,539
Inventories	63,536	59,351
Deferred income taxes	12,279	11,951
Prepaid expenses	4,210	8,680
Net assets held for sale (Note 11)	1,482	3,968
	190,659	184,709
Property, Plant and Equipment	119,438	116,125
Less accumulated depreciation	68,982	64,761
	50,456	51,364
Intangible Assets:
Goodwill (Note 5)	47,771	49,966
Prepaid pension cost	11,557	11,557
Patents and other intangible assets, net of accumulated amortization (Note 5)	6,855	6,918
	66,183	68,441
Deferred Income Taxes	2,782	2,959
Other Assets	4,887	4,120
	$314,967	$311,593
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Short-term line of credit	$ 595	$ 228
Current maturities of long-term debt	35,565	41,929
Accounts payable	42,490	41,756
Accrued compensation and benefits	16,780	19,136
Other accrued liabilities	23,201	21,071
Deferred revenue	9,524	9,511
Advances on sales contracts	998	897
	129,153	134,528

Noncurrent Liabilities:
Other liabilities	6,810	6,678
Long-term debt	86,000	86,000
	92,810	92,678

Contingencies and Commitments (Note 12)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	--	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,885,247 and 22,879,425 shares, respectively	22,885	22,879
Paid-in capital	43,976	44,090
Retained earnings	61,869	58,253
Treasury stock, at cost (766,067 and 773,546 shares, respectively)	(15,752)	(15,906)
Unamortized value of restricted stock grants	(342)	(411)
Accumulated other comprehensive income (loss)	(19,632)	(24,518)
	93,004	84,387
	$314,967	$311,593
	=======	=======

See accompanying notes to consolidated financial statements.

 4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended July 31,
		(Restated)
In thousands	2002	2001
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$ 3,616	$(113,783)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	---	114,653
Depreciation and amortization	3,390	4,143
Restructuring charges	(100)	(30)
Gain on sale of disposed business, net of taxes	(1,222)	---
Write-down of assets	---	41
Deferred income taxes	(152)	809
Other non-cash items	226	331
Changes in operating accounts:
Receivables	348	8,471
Inventories	(2,738)	(2,474)
Prepaid expenses	3,871	(3,907)
Accounts payable and accrued expenses	(2,656)	(5,072)
Provided by Operating Activities:	4,583	3,182
Investing Activities:
Additions to property, plant and equipment	(419)	(1,667)
Intangible and other assets	(204)	(508)
Proceeds from sales of assets	2,506	---
Proceeds from sale of disposed business	6,595	---
Provided by (Used for) Investing Activities:	8,478	(2,175)
Financing Activities:
Additions of long-term debt	3,000	16,000
Repayments of long-term debt	(10,222)	(21,938)
Debt issue costs	(376)	(48)
Other common stock activity	(8)	(27)
Net short-term financing	353	---
(Used for) Financing Activities:	(7,253)	(6,013)

Effect of exchange rate changes on cash	597	(217)

Increase (Decrease) in Cash and Short-Term Cash Investments	6,405	(5,223)
Cash and Short-Term Cash Investments, Beginning of Period	16,220	20,866
Cash and Short-Term Cash Investments, End of Period	$22,625	$15,643
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003.

The balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002 filed on August 27, 2002.

NOTE 2. Restatement and Reclassifications

Financial statements for the three months ended July 31, 2001 have been restated. The restatements principally reflect results of an internal review conducted under the direction of the Audit and Finance Committee of the Company's Board of Directors. Certain items also have been reclassified.

Adjustments and reclassifications to the consolidated statement of operations for the three months ended July 31, 2001 are summarized below.

	Three Months Ended July 31, 2001
In thousands, except per share data	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$ 112,826	$1,242	$ (293)(1)	$113,775
Service	12,068	---	---	12,068
	124,894	1,242	(293)	125,843
Costs and Expenses:
Cost of product sales	73,861	1,242	296 (2)	75,399
Cost of service	6,924	---	---	6,924
Selling, general and administrative expenses	32,029	(11)	(415)(3)	31,603
Research and development expenses	7,203	---	---	7,203
Restructuring charges	---	(30)	---	(30)
Write-down of assets	---	41	---	41
	120,017	1,242	(119)	121,140
Operating income (loss)	4,877	---	(174)	4,703

Other income (expense)	179	---	(311)(4)	(132)

Interest expense	(3,501)	---	---	(3,501)
Earnings (loss) before income taxes and cumulative effect of accounting change	1,555	---	(485)	1,070
Provision (benefit) for income taxes	300	---	(100)(5)	200
Earnings (loss) before cumulative effect of accounting change	1,255	---	(385)	870
Cumulative effect of accounting change	(134,251)	---	19,598 (6)	(114,653)
Net earnings (loss)	$(132,996)	$ ---	$19,213	$(113,783)
	========	=====	======	========
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ .06	$ ---	$ (.02)	$ .04
Cumulative effect of accounting change	(6.09)	---	.89	(5.20)
Net earnings (loss)	$ (6.03)	$ ---	$ .87	$ (5.16)
	========	=====	=====	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ .06	$ ---	$ (.02)	$.04
Cumulative effect of accounting change	(6.06)	---	.88	(5.18)
Net earnings (loss)	$ (6.00)	$ ---	$ .86	$ (5.14)
	========	=====	=====	=======

Adjustment Description for Three Months Ended July 31, 2001
1.	Correction of sales rebates not eliminated in consolidation.
2.	Correction of inventory reserves and other cost of sales related accruals.
3.	Adjustments of facility closure expenses and employee related accruals.
4.	Adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.
5.	Income tax effect of restated items.
6.

Adjustment of goodwill impairment due to correction of Spandex goodwill foreign currency translation between goodwill and cumulative translation adjustment of $17,568 and correction of accruals and allowances originally recorded as purchase price adjustments for business acquisitions.

With respect to the Consolidated Statement of Cash Flows for the three-month period ended July 31, 2001, the effect of exchange rate changes on cash in the amount of ($217), which had previously been showed as an investing activity, has been reclassified to a separate line item.

NOTE 3. Inventories

The classification of inventories was as follows (in thousands):

	July 31, 2002	April 30, 2002
Raw materials & purchased parts	$35,747	$31,514
Work in process	3,091	2,780
Finished goods	24,698	25,057
	$63,536	$59,351
	======	======

NOTE 4. Restructuring Charges

In fiscal 2002, the Company recorded restructuring charges, consisting of employee separation costs, associated with ongoing efforts to reduce costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002 filed on August 27, 2002.

FY 2002 Restructuring Update

As of April 30, 2002, accruals of approximately $2.2 million for severance costs remained, the majority of which represented severance and other amounts payable to the former Chief Executive Officer. In the three months ended July 31, 2002, approximately $0.6 million in cash payments were charged against this accrual, reducing the balance to $1.6 million at July 31, 2002. As of July 31, 2002, 142 of 165 scheduled headcount reductions were implemented with the balance targeted for completion by January 31, 2003.

NOTE 5. Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 on May 1, 2001, ceased amortization of goodwill (its only intangible asset with an indefinite useful life), and performed a transitional goodwill impairment evaluation. The Company identified assets and liabilities associated with its business units (including goodwill) as of May 1, 2001. The fair value of each unit was estimated using a combination of present value and earnings multiple valuation techniques. As a result of this review, it was determined that goodwill associated with the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segments was impaired as of May 1, 2001. The amount of impairment was estimated by comparing the implied fair value of the business unit's goodwill to its carrying value. Implied fair value of goodwill was determined by allocating the estimated fair value of each business unit's assets and liabilities in a manner similar to a purchase price allocation. Effective May 1, 2001, an impairment loss of $114.7 million was recognized as the cumulative effect of a change in accounting principle.

Circumstances leading to the goodwill impairment in the Ophthalmic Lens Processing segment of $21.7 million included softness in end sales of prescription optical lenses, consolidation in retail and wholesale segments of the ophthalmic industry, and global economic weakness for that segment's capital equipment products. These negative industry and economic trends had lowered the business' operating profits and cash flows over the last two fiscal years and current earnings expectations do not reflect improvement. Fair value used to measure impairment was based on a strategic review conducted by the Company in the fourth quarter of 2001.

Goodwill impairment for the European business units of the Sign Making and Specialty Graphics segment reflected increased competition in aftermarket supplies and weaker demand for sign making capital equipment consistent with worsening global economic trends. Lower than expected operating profits and cash flows resulted and are evidence that growth expectations assumed when these businesses were acquired have not materialized. Fair value used to determine the impairment loss in the Sign Making and Specialty Graphics segment, which amounted to $93.0 million, was based on a combination of earnings multiples and discounted cash flow valuation techniques.

Other intangible assets include:

	As of July 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,141	$3,698
Other	3,134	2,722
	13,275	6,420
Unamortized intangible assets:
Goodwill	47,771	---
Prepaid pension cost	11,557	---
	59,328	---
	$72,603	$6,420
	======	=====

Intangible amortization expense was $0.4 million and $0.3 million for the three months ended July 31, 2002 and 2001, respectively, and is estimated to be approximately $0.8 million in fiscal 2003 and approximately $0.4 million annually for fiscal years 2004-2007.

The following table displays the changes in the carrying amount of goodwill by operating segment for the quarter ended July 31, 2002 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2002	$17,460	$12,511	$19,995	$49,966
Sale of disposed business	---	---	(2,999)	(2,999)
Effects of currency translation	755	49	---	804
Balance as of July 31, 2002	$18,215	$12,560	$16,996	$47,771
	======	======	======	======

NOTE 6. Derivative Instruments and Hedging Activities

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

As of July 31, 2002, the Company was party to approximately $23.6 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 9 months. The fair value of the contracts outstanding at July 31, 2002 was a $1.9 million net liability.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62.0 million that decreases ratably to $32.0 million over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to LIBOR based interest payments on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion at a fixed rate. The fair value of this swap was a $0.9 million net liability as of July 31, 2002.

Year to Date Activity

At July 31, 2002, the fair value of derivatives held by the Company was a $2.8 million net liability. The non-shareholders' changes in equity associated with hedging activity for the three months ended July 31, 2002 and 2001 were as follows:

	Three Months Ended July 31,
		(Restated)
(in thousands)	2002	2001
Balance -- May 1, 2002 and 2001	$ (669)	$ ---
Transition adjustment	---	(467)
Cash flow hedging gain (loss)	(1,609)	(448)
Net loss reclassified to income statement	534	143
Balance -- July 31, 2002 and 2001	$(1,744)	$(772)
	======	=====

Of the amount recorded in shareholders' equity at July 31, 2002, a $1.7 million loss is expected to be reclassified into earnings in fiscal 2003.

Hedges of the Net Investment in a Foreign Operation

The net amount of gains (losses) on foreign currency denominated balances designated and effective as economic hedges of a net investment in a foreign entity were a loss of $0.9 million and a gain of $0.3 million for the three months ended July 31, 2002 and 2001, respectively. These gains and losses were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

NOTE 7. Segment Information
	Three Months Ended July 31,
		(Restated)
In thousands	2002	2001

Segment revenue:
Sign Making & Specialty Graphics	$ 66,394	$ 64,034
Apparel & Flexible Materials	38,678	41,508
Ophthalmic Lens Processing	20,806	19,348
	$125,878	$124,890
	=======	=======

Segment profit:
Sign Making & Specialty Graphics	$ 4,489	$ 4,738
Apparel & Flexible Materials	3,994	1,861
Ophthalmic Lens Processing	1,081	619
	$ 9,564	$ 7,218
	======	======
A reconciliation of total segment profits to consolidated income from continuing operations before income taxes follows:
	Three Months Ended July 31,
		(Restated)
In thousands	2002	2001

Segment profit	$9,564	$7,218
Corporate expenses, net of other expense	(4,447)	(3,056)
Income before interest and taxes	5,117	4,162
Interest expense	(2,231)	(3,501)
Income from continuing operations before income taxes	$2,886	$ 661
	======	======

Segment profit for the three months ended July 31, 2002 and 2001 included reversals of previously established restructuring reserves of $0.1 million and $0.1 million, respectively, for the Apparel and Flexible Material operating segment.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K filed on August 27, 2002.

NOTE 8. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended July 31,
		(Restated)
In thousands	2002	2001
Net earnings (loss)	$3,616	$(113,783)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,961	(892)
Cash flow hedging gain (loss), net	(1,075)	(772)
Total comprehensive income (loss)	$8,502	$(115,447)
	=====	========

NOTE 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended July 31,
		(Restated)
	2002	2001
Numerator:
Income from continuing operations	$2,222,000	$ 601,000
Discontinued operations:
Income from operations of disposed business, net of tax	172,000	269,000
Gain on sale of disposed business, net of tax	1,222,000	---
Cumulative effect of accounting change	---	(114,653,000)
Net earnings (loss)	$3,616,000	$(113,783,000)
	========	==========
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,109,983	22,047,322
Effect of dilutive securities:
Stock options	---	106,595
Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,109,983	22,153,917
	========	=========
Basic earnings per share from continuing operations	$ .10	$ .03
Discontinued operations	.06	.01
Cumulative effect of accounting change	---	(5.20)
Basic earnings (loss) per share	$ .16	$ (5.16)
	========	=========
Diluted earnings per share from continuing operations	$ .10	$ .03
Discontinued operations	.06	.01
Cumulative effect of accounting change	---	(5.18)
Diluted earnings (loss) per share	$ .16	$ (5.14)
	========	=========

NOTE 10. Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the three-month period ended July 31, 2001 has been reclassified to reflect the effects of the discontinued operations. The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the three-month period ended July 31, 2002 and $1.0 million and $0.4 million, respectively, for the three-month period ended July 31, 2001.

NOTE 11. Net Assets Held for Sale

In June and July 2002, the Company completed the sale of two properties previously included in Net Assets Held for Sale for combined net sales proceeds of $2.5 million, which approximated net book value. Proceeds were used to reduce borrowings under the Company's credit agreement.

In September 2002, the Company completed the sale of the final property included in Net Assets Held for Sale for net proceeds of $1.5 million, which approximated net book value. These proceeds were also used to reduce borrowings under the Company's credit agreement.

NOTE 12. Commitments and Contingencies

There were no material changes to the commitments and contingencies from those disclosed in the Company's Annual Report on Form 10-K filed on August 27, 2002.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at July 31, 2002 and for the three-month periods ended July 31, 2002 and 2001, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated September 11, 2002 appearing on page 17. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of July 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended July 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 13, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2, the accompanying consolidated financial statements as of and for the three-month period ended July 31, 2001 have been restated.

/s/ KPMG LLP

Hartford, Connecticut
September 11, 2002

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net earnings of $3.6 million, or $0.16 per diluted share, on revenues of $125.9 million in the first quarter compared with a restated net loss of $113.8 million, or $5.14 per diluted share a year ago. Excluding the income and gain from the sale of a discontinued operation affecting both the current and prior year quarters of $0.06 and $0.01 per diluted share, respectively, and year-ago goodwill impairment charges of $5.18 per diluted share, first quarter earnings were $2.2 million, or $0.10 per diluted share compared with earnings of $0.6 million, or $0.03 per diluted share a year ago.

Global economic uncertainty and weak demand for the Company's capital equipment products continued in the first quarter of fiscal 2003. As a result of these uncertainties and lack of customer capital spending, the Company has seen only modest improvement in its revenues.

The restructuring activities implemented over the course of the last two years have resulted in higher operating income despite the weak demand for the Company's capital equipment products. The Company is currently implementing a shared services initiative to optimize its supply chain and improve the efficiency of its support functions, which should further reduce costs. The Company is also reviewing a number of actions to increase liquidity and enhance cash flow. These actions include refinancing its existing credit agreement, potential sale of some non-core businesses or assets, and further working capital reductions.

RESULTS OF OPERATIONS

Revenues. The Company's consolidated revenue in the first quarter of 2003 was $125.9 million, an increase of $1.0 million or 0.8 percent from $124.9 million in 2002. The increase reflected higher service revenue offset by lower product sales. Revenues in the Sign Making and Specialty Graphics segment in fiscal 2003 were $66.4 million, compared to $64.0 million in the prior fiscal year. In the Apparel and Flexible Materials segment, fiscal 2003 revenues were $38.7 million, compared to $41.5 million in the prior fiscal year. In the Ophthalmic Lens Processing segment, revenues were $20.8 million, compared to $19.3 million in the prior fiscal year.

Capital spending in the Sign Making, Apparel, and Ophthalmic industries continued to be weak in the fiscal year 2003 first quarter. Sales of the Company's capital equipment products were lower than the prior year in both the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments due to continued global economic uncertainty. Equipment sales were, however, higher in the fiscal 2003 first quarter compared to the prior year in the Ophthalmic Lens Processing segment as it benefited from shipments of automated lens processing equipment to large U.S. retail and discount chains that manufacture eyewear.

Aftermarket supplies and service revenues continued to be steady in the fiscal 2003 first quarter and offset the impact of the lower capital equipment sales. Year-over-year sales increases occurred in both the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments and decreased slightly in the Ophthalmic Lens Processing segment.

The proportion of equipment sales to total revenues and aftermarket supplies and service revenues to total revenues was approximately 34 percent and 66 percent in the fiscal 2003 first quarter, which is substantially the same as a year ago.

Stronger foreign currency translation rates increased revenue approximately $6.3 million (5.2 percent) in the fiscal 2003 first quarter compared to the prior year, which affected primarily the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments.

On a geographic basis, the Company's volume of business in the fiscal 2003 first quarter compared to the prior year was slightly higher in U.S. and European markets and almost entirely offset by declines in the rest of world markets. The U.S. gain occurred primarily in the Ophthalmic Lens Processing segment and was the result of the higher equipment shipments to U.S. retail and discount chains. Sales to European customers benefited from the effect of the stronger foreign currency translation rates, although weak market and industry conditions were a significant offset, particularly in the Apparel and Flexible Materials operating segment. The declines in the rest of world markets occurred primarily in the Sign Making and Specialty Graphics segment due to weak economic conditions in South America and competition in Asia. Overall, the geographic distribution of the Company's business was similar to a year ago; U.S. and Europe represented approximately 42 percent of business, respectively, with the rest of the world accounting for the remainder.

Gross Profit Margins. The overall gross profit margin in the fiscal 2003 first quarter was 34.9 percent, which was higher than the prior year margin of 34.3 percent. Margins on product sales were roughly the same and on service revenue were higher. Increases in the product gross profit margin occurred largely in the Apparel and Flexible Materials segment and were the result of favorable price effects; favorable foreign currency effects; product mix favoring higher margin software and multi-ply cutter equipment; and lower factory costs due to the restructuring initiatives implemented. Gross margin increases also occurred in the Ophthalmic Lens Processing segment due to favorable price effects and lower factory costs. These favorable effects were offset by a Sign Making and Specialty Graphics segment current year product mix favoring lower margin vinyl material products and continued aggressive discounting programs to address competitive market forces.

The increase in service margins in the fiscal 2003 first quarter resulted from lower costs associated with the 2002 and 2001 restructuring initiatives, principally in the Apparel and Flexible Materials segment.

Selling, General & Administrative Expenses. Selling, general and administrative (SG&A) expenses were 25.2 percent of revenue in the fiscal 2003 first quarter, which is roughly the same as the prior year. Cost reductions associated with prior year restructuring initiatives were more than offset by incremental legal and other professional services costs associated with the Company's review of its financial reporting under the direction of the Audit and Finance Committee of the Board of Directors of approximately $1.9 million. Research and development (R&D) expense in the fiscal 2003 first quarter was $6.3 million, or 5.0 percent of revenues, compared to $7.2 million, or 5.7 percent of revenues, last year.

Restructuring Charges. In the fiscal 2003 first quarter, the Company reversed previously established restructuring reserves totaling $0.1 million before taxes. The reversal of these reserves was recorded in the Consolidated Statement of Operations as restructuring charges, which is where the reserves were originally recorded. See Note 4 of the "Notes to Consolidated Financial Statements" contained in this Quarterly Report and the Company's fiscal 2002 Form 10-K filed on August 27, 2002 for further discussion of the restructuring charges.

Other Income (Expense). The fiscal 2003 first quarter included approximately $0.9 million of foreign currency losses caused by translating foreign currency denominated transactions. The impact of such foreign currency translation effects in the prior year period was insignificant.

Interest Expense. Interest expense in the fiscal 2003 first quarter of $2.2 million was $1.3 million lower than the prior year due to both lower average debt balances and lower interest rates. The lower debt balances were the result of using proceeds from sale and leaseback transactions, anticipated asset sales, the sale of a discontinued operation, and operating cash flow to reduce borrowings under the Company's credit facility. The lower interest rate was caused both by reductions in LIBOR over the past year and the favorable impact of the Company's lower leverage ratio, defined in the Credit Agreement as debt outstanding divided by earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company's interest rate on borrowings increases or decreases based on increases or decreases in its leverage ratio.

Income Tax Expense. The rate for taxes on income from continuing operations was 23.0 percent in the fiscal 2003 first quarter compared with 9.1 percent in last year's first quarter. The lower pre-tax earnings last year had a more substantial effect on expenses and losses not deductible for tax purposes and caused the rate to be much lower than in the current year. The difference between this year's tax rate and the U.S. statutory rate of 35.0 percent was the result of tax benefits associated with foreign sales, R&D tax credits, and tax reduction strategies involving the Company's wholly-owned foreign subsidiaries.

Discontinued Operations. On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical) which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the three-month period ended July 31, 2001 has been reclassified to reflect the effects of the discontinued operations. The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the three-month period ended July 31, 2002 and $1.0 million and $0.4 million, respectively, for the three-month period ended July 31, 2001.

Net earnings (loss). As a result of the above, net earnings in the fiscal 2003 first quarter were $3.6 million, or $.16 per diluted share, compared to a net loss of $113.8 million, or $5.14 per diluted share, in the prior year first quarter. Excluding the income and a gain from discontinued operations in the three-month periods ended July 31, 2002 and 2001 and the cumulative effect of an accounting change for goodwill in last year's first quarter, fiscal first-quarter earnings were $.10 per diluted share compared with $.03 per diluted share a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company's short-term liquidity at July 31, 2002 was adequate for its requirements and the Company expects that available cash and its existing credit facility will be sufficient to meet normal operating requirements over the near term.

Longer term, the Company believes that existing cash balances, anticipated cash flows, borrowings against its credit facility, and possible sales of non-strategic assets will be sufficient to meet operating requirements through August 15, 2003, subject to the terms of the Company's credit facility. However, there is no assurance that the Company will not need to raise additional equity or debt financing within this time frame. Further, the impact on the Company's cash flow could be significant if it were unable to meet required covenants in its credit facility. This might be caused by a continued deterioration in worldwide economic conditions that would affect demand for the Company's products; additional charges that may be required because of weak economic conditions, market changes, and delayed product introductions; and the Company's ability to complete its ongoing efforts to improve operational efficiencies. Accordingly, additional financing may not be available on favorable terms, or at all, and may be dilutive to then-current shareholders. The Company may also require additional capital for other purposes not presently contemplated. If the Company were unable to obtain sufficient capital, it would be required to further curtail capital equipment purchases and research and development expenditures, further reduce employee headcount, and consider further asset and business sales, which could harm business.

A significant risk to the Company is that it will not be able to secure alternative financing by the time the current credit facility becomes due in August 2003. The risk that the Company will not be able to repay amounts needed pursuant to the lower commitment levels, particularly at April 30, 2003, is also significant. Should the Company not be able to refinance its current credit facility in time for scheduled commitment reductions or its maturity, the Company would have to consider additional significant asset and/or business sales.

Financial Condition. The ratio of current assets to current liabilities was 1.5 to 1 at July 31, 2002 and 1.4 to 1 at April 30, 2002. Net working capital at July 31, 2002 was $61.5 million, an increase of $11.3 million from the beginning of the fiscal year. The increase in working capital and the ratio of current assets to current liabilities was primarily due to higher cash balances, higher accounts receivable balances, and inventory purchased in anticipation of higher customer shipments. Lower debt balances caused by using proceeds from the sale of a discontinued operation and anticipated asset sales used to reduce credit facility borrowings were offsets to the working capital increase.

Net working capital included $1.5 million and $4.0 million of assets held for sale at July 31, 2002 and April 30, 2002, respectively. In the first quarter, the Company completed the sale of two properties previously included in Net Assets Held for Sale for combined net proceeds of $2.5 million, which approximated net book value. On September 4, 2002, subsequent to the close of the fiscal first quarter, the Company sold the remaining facility recorded as an asset held for sale for net proceeds of $1.5 million.

Cash Flows. For the three months ended July 31, 2002, operations provided $4.6 million of cash versus $3.2 million provided in the prior year comparable period. This increase was the result of the higher operating earnings this year.

Cash provided by investing activities was $8.5 million in the first quarter reflecting primarily the proceeds from sales of assets previously held for sale of $2.5 million and from the sale of a discontinued operation of $6.6 million. This compares to a use of cash totaling $2.2 million in the same period of fiscal 2002 resulting primarily of capital expenditures. Capital expenditures in the fiscal 2003 first quarter were $0.4 million and are anticipated to be approximately $7.0 million for the full fiscal year. Funding for these capital expenditures is expected to come from cash on hand and cash from operations.

Cash used for financing activities of $7.3 million was primarily for net repayments of long-term debt.

At July 31, 2002, the Company had credit commitments from banks totaling $134.4 million under an amended multi-currency revolving credit facility. At July 31, 2002, borrowings under that facility amounted to $115.6 million. The Company's total long-term debt (including current maturities) at July 31, 2002 was $121.6 million, down $6.4 million from the April 30, 2002 balance of $127.9 million. Net debt (total debt less cash and short-term cash investments) was $99.5 million at July 31, 2002, compared with $111.9 million at April 30, 2002 and the ratio of net debt to total capital reduced to 51.7 percent at July 31, 2002 from 57.0 percent at April 30, 2002.

Credit Facility. The Company's credit facility requires it to maintain certain financial covenants including:

  Maximum Leverage (total adjusted debt divided by EBITDA, as defined)

  Minimum Consolidated Net Worth (quarterly test, as defined)

  Minimum Fixed Charge Coverage (quarterly test, as defined)

  Maximum Capital Expenditures (annual test)

  Maximum Cash Balances (daily test)

  Minimum Net Revenue (rolling six months, as defined)

The credit facility also has covenants that limit the Company's ability to pay dividends and make investments while the Company's leverage ratio is greater than 2 to 1 and provisions that limit subsidiary indebtedness. At July 31, 2002, the Company was in compliance with the covenants.

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

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to the Company's cash obligations or commercial commitments from those disclosed in its Form 10-K filed on August 27, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. The Company described the critical accounting policies that require management's most difficult, subjective, or complex judgments in its Form 10-K filed on August 27, 2002. This disclosure continues to be relevant to the current year.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets", which is effective for companies with fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company is currently assessing the impact of SFAS No. 143 and does not anticipate that adoption will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted effective May 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. See Note 10 of the Notes to Consolidated Financial Statements for the impact of the sale of a discontinued operation in accordance with SFAS No. 144.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials the Company releases to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believes," "expects," "plans," "strategy," "prospects," "estimate," "project," "anticipates," and other words of similar meaning in connection with a discussion of future operating or financial performance. These include statements relating to:

  future earnings and other measurements of financial performance, future cash flow and uses of cash,
  future capital spending,
  the effect of economic downturns or growth in particular regions, the effect of changes in the level of activity in particular industries or markets, the effect of currency fluctuations,
  product demand,
  competitive products and pricing,
  fluctuations in capital spending by customers,
  changes in the sales mix of products,
  the scope or nature of acquisition activity,
  prospective product developments and new business opportunities, restructuring and cost savings,
  the outcome of contingencies including outstanding litigation and regulatory developments, and other risks detailed in the Company's SEC filings.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in this quarterly report on Form 10-Q. The Company cannot assure you that its results of operations or financial condition will not be adversely affected by one or more of these factors.

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Form 10-K for fiscal 2002 filed on August 27, 2002 includes important information as to risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company from those presented in the Company's annual report on Form 10-K for the year ended April 30, 2002 filed on August 27, 2002.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

Non-employee Directors Stock Grant and Stock Plans

From May 1, 2002 to July 31, 2002, the Company issued or committed to issue shares of its common stock to non-employee members of the Company's Board of Directors as follows:

  On June 30, 2002, committed to issue 7,478 shares pursuant to the Company's Non-Employee Director's Stock Grant Plan (the "Director's Stock Grant Plan"); and

  On June 30, 2002, committed to issue 8,547 shares pursuant to the Company's 1992 Non-Employee Director's Stock Option Plan, as amended (the "Director's Stock Option Plan").

The grants reflected in paragraph 1 above were made as partial compensation for the recipients' services as Directors in accordance with the terms of the Director's Stock Grant Plan. The commitments reflected in paragraph 2 above were made at the election of two non- employee directors to defer all or a portion of their director fees and to take such deferred amounts in stock in lieu of cash.

The issuances of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as transactions by an issuer not involving any public offering.

Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Plan

From May 1, 2002 to July 15, 2002, 73,187 shares of the Company's common stock were purchased in the open market by the independent trustee of the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust (the "Plan") for the benefit and at the direction of the company's employee participants in the Plan. These shares were acquired by Plan participants at prices ranging from $2.31 to $4.56 per share for an aggregate purchase price of $255,014.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

(99.1)*	Written Statement of Chief Executive Officer.

(99.2)*	Written Statement of Chief Financial Officer.

(b)     Reports on Form 8-K

Three Form 8-K's were filed in the first quarter of fiscal year 2003. The first 8-K, dated May 23, 2002, contained a press release announcing the Company expected to report results for the fourth quarter and full year by July 29, 2002. The second 8-K, dated July 2, 2002, contained a press release announcing the sale of Stereo Optical Company, Inc. The third 8-K, dated July 29, 2002, contained a press release announcing the Company reached an agreement with its bank group to amend the Company's covenants and extend its credit facility. The release also announced the Company had filed for an extension to file its Annual Report on 10-K.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: September 13, 2002	By:	/s/ Shawn M. Harrington
Shawn M. Harrington
Senior Vice President

CERTIFICATIONS*

I, Marc T. Giles, the Chief Executive Officer of Gerber Scientific, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gerber Scientific, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 13, 2002

/s/ Marc T. Giles
Marc T. Giles President and Chief Executive Officer

I, Shawn M. Harrington, Senior Vice President, Finance and Chief Financial Officer of Gerber Scientific, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gerber Scientific, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 13, 2002

/s/ Shawn M. Harrington
Shawn M. Harrington Senior Vice President, Finance and Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

27-28

EXHIBIT INDEX

Exhibit Index Number		Page

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

(99.1)*	Written Statement of Chief Executive Officer.

(99.2)*	Written Statement of Chief Financial Officer.

*Filed herewith.