Form 10-Q
period 2002-10-31
GERBER SCIENTIFIC INC
filed 2002-12-10
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2002	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/. No / /.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /X/. No / /.

At October 31, 2002, 22,152,010 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended October 31, 2002

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended October 31, 2002 and 2001	2-3

	Consolidated Statements of Operations for the six months ended October 31, 2002 and 2001	4-5

	Consolidated Balance Sheets at October 31, 2002 and April 30, 2002	6-7

	Consolidated Statements of Cash Flows for the six months ended October 31, 2002 and 2001	8

	Notes to Consolidated Financial Statements	9

	Independent Accountants' Report	21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	32

Signature		34

Certifications		35-37

Exhibit Index		38

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended October 31,
		(Restated, Note 2)
In thousands, except per share data	2002	2001
Revenue:
Product sales	$114,869	$119,242
Service	13,911	12,376
	128,780	131,618
Costs and Expenses:
Cost of product sales	75,799	78,795
Cost of service	7,145	6,867
Selling, general and administrative	32,417	32,779
Research and development expenses	6,516	7,027
Restructuring charges (Note 4)	---	(26)
Write-down of assets	---	41
	121,877	125,483
Operating income	6,903	6,135

Other (expense)	(340)	(563)
Interest expense	(2,146)	(3,106)

Income from continuing operations before income taxes	4,417	2,466
Provision for income taxes	1,300	660
Income from continuing operations	3,117	1,806
Discontinued operations:
Income from operations of disposed business, net of tax	---	255
Gain on sale of disposed business, net of tax	---	---
Income before cumulative effect of accounting change	3,117	2,061
Cumulative effect of accounting change	---	---
Net earnings (loss)	$ 3,117	$ 2,061
	=======	=======

Earnings (loss) per share of common stock:
Basic:
Income from continuing operations	$ .14	$ .08
Discontinued operations	---	.01
Cumulative effect of accounting change	---	---
Net earnings (loss)	$ .14	$ .09
	=======	=======
Diluted:
Income from continuing operations	$ .14	$ .08
Discontinued operations	---	.01
Cumulative effect of accounting change	---	---
Net earnings (loss)	$ .14	$ .09
	=======	=======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,137	22,058
Diluted	22,137	22,204

See accompanying notes to consolidated financial statements.

2-3

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Six Months Ended October 31,
		(Restated, Note 2)
In thousands, except per share data	2002	2001
Revenue:
Product sales	$227,096	$232,064
Service	27,562	24,444
	254,658	256,508
Costs and Expenses:
Cost of product sales	150,613	153,920
Cost of service	14,337	13,791
Selling, general and administrative	64,130	64,139
Research and development expenses	12,792	14,207
Restructuring charges (Note 4)	(100)	(56)
Write-down of assets	---	82
	241,772	246,083
Operating income	12,886	10,425

Other (expense)	(1,206)	(691)
Interest expense	(4,377)	(6,607)

Income from continuing operations before income taxes	7,303	3,127
Provision for income taxes	1,964	720
Income from continuing operations	5,339	2,407
Discontinued operations:
Income from operations of disposed business, net of tax	172	524
Gain on sale of disposed business, net of tax	1,222	---
Income before cumulative effect of accounting change	6,733	2,931
Cumulative effect of accounting change	---	(114,653)
Net earnings (loss)	$ 6,733	$(111,722)
	=======	=======

Earnings (loss) per share of common stock:
Basic:
Income from continuing operations	$ .24	$ .11
Discontinued operations	.06	.02
Cumulative effect of accounting change	---	(5.20)
Net earnings (loss)	$ .30	$ (5.07)
	=======	=======
Diluted:
Income from continuing operations	$ .24	$ .11
Discontinued operations	.06	.02
Cumulative effect of accounting change	---	(5.17)
Net earnings (loss)	$ .30	$ (5.04)
	=======	=======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,123	22,053
Diluted	22,123	22,179

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except share data	October 31, 2002	April 30, 2002
Assets:	(Unaudited)
Current Assets:
Cash and short-term cash investments	$ 24,746	$ 16,220
Accounts receivable, net of allowance for doubtful accounts of $7,782 and $7,229, respectively	85,830	84,539
Inventories	61,248	59,351
Deferred income taxes	12,402	11,951
Prepaid expenses	6,580	8,680
Net assets held for sale (Note 11)	---	3,968
	190,806	184,709
Property, Plant and Equipment	117,489	116,125
Less accumulated depreciation	69,097	64,761
	48,392	51,364
Intangible Assets:
Goodwill (Note 5)	47,921	49,966
Prepaid pension cost	11,557	11,557
Patents and other intangible assets, net of accumulated amortization (Note 5)	6,784	6,918
	66,262	68,441
Deferred Income Taxes	2,219	2,959
Other Assets	3,507	4,120
	$311,186	$311,593
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Short-term line of credit	$ 39	$ 228
Credit facility	109,183	41,929
Accounts payable	41,445	41,756
Accrued compensation and benefits	17,268	19,136
Other accrued liabilities	22,911	21,071
Deferred revenue	9,574	9,511
Advances on sales contracts	784	897
	201,204	134,528

Noncurrent Liabilities:
Other liabilities	6,713	6,678
Long-term debt	6,000	86,000
	12,713	92,678

Contingencies and Commitments (Note 12)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	--	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,911,259 and 22,879,425 shares, respectively	22,911	22,879
Paid-in capital	43,927	44,090
Retained earnings	64,986	58,253
Treasury stock, at cost (759,249 and 773,546 shares, respectively)	(15,612)	(15,906)
Unamortized value of restricted stock grants	(319)	(411)
Accumulated other comprehensive income (loss)	(18,624)	(24,518)
	97,269	84,387
	$311,186	$311,593
	=======	=======

See accompanying notes to consolidated financial statements.

6-7

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Six Months Ended October 31,
		(Restated)
In thousands	2002	2001
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$ 6,733	$(111,722)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	---	114,653
Depreciation and amortization	6,751	8,010
Restructuring charges	(100)	(56)
Gain on sale of disposed business, net of taxes	(1,222)	---
Write-down of assets	---	82
Deferred income taxes	289	2,941
Other non-cash items	550	645
Changes in operating accounts:
Receivables	1,360	8,341
Inventories	(380)	(308)
Prepaid expenses	2,903	(4,721)
Accounts payable and accrued expenses	(4,198)	(5,162)
Provided by Operating Activities:	12,686	12,703
Investing Activities:
Additions to property, plant and equipment	(900)	(2,844)
Intangible and other assets	(480)	(886)
Proceeds from sales of assets	3,937	17,183
Proceeds from sale of disposed business	6,595	---
Provided by Investing Activities:	9,152	13,453
Financing Activities:
New borrowings from credit facility	3,000	23,000
Repayments of credit facility	(16,673)	(56,922)
Net short-term financing	(205)	---
Debt issue costs	(376)	(48)
Exercise of stock options	---	32
Other common stock activity	53	(32)
(Used for) Financing Activities:	(14,201)	(33,970)

Effect of exchange rate changes on cash	889	254

Increase (Decrease) in Cash and Short-Term Cash Investments	8,526	(7,560)
Cash and Short-Term Cash Investments, Beginning of Period	16,220	20,866
Cash and Short-Term Cash Investments, End of Period	$24,746	$13,306
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report incorporated by reference in Form 10-K for fiscal year 2002.

The balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2. Restatement and Reclassifications

Financial statements for the three and six months ended October 31, 2001 have been restated. The restatements principally reflect results of an internal review conducted under the direction of the Audit and Finance Committee of the Company's Board of Directors. Certain items also have been reclassified.

Adjustments and reclassifications to the consolidated statement of operations for the three months ended October 31, 2001 are summarized below.

	Three Months Ended October 31, 2001
In thousands, except per share data	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$ 118,979	$1,266	$ ---	$120,245
Service	12,376	---	---	12,376
	131,355	1,266	---	132,621
Costs and Expenses:
Cost of product sales	77,883	1,266	(53)(1)	79,096
Cost of service	6,867	---	---	6,867
Selling, general and administrative expenses	33,063	(15)	(10)(2)	33,038
Research and development expenses	7,065	---	---	7,065
Restructuring charges	---	(26)	---	(26)
Write-down of assets	---	41	---	41
	124,878	1,266	(63)	126,081
Operating income (loss)	6,477	---	63	6,540

Other income (expense)	(397)	---	(176)(3)	(573)

Interest expense	(3,106)	---	---	(3,106)
Earnings (loss) before income taxes and cumulative effect of accounting change	2,974	---	(113)	2,861
Provision (benefit) for income taxes	800	---	---	800
Earnings (loss) before cumulative effect of accounting change	2,174	---	(113)	2,061
Cumulative effect of accounting change	---	---	---	---
Net earnings (loss)	$ 2,174	$ ---	$ (113)	$ 2,061
	========	=====	======	=======
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ .10	$ ---	$ (.01)	$ .09
Cumulative effect of accounting change	---	---	---	---
Net earnings (loss)	$ .10	$ ---	$ (.01)	$ .09
	=======	=====	=====	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ .10	$ ---	$ (.01)	$ .09
Cumulative effect of accounting change	---	---	---	---
Net earnings (loss)	$ .10	$ ---	$ (.01)	$ .09
	=======	=====	=====	=======

Adjustment Description for Three Months Ended October 31, 2001
1.	Correction of inventory reserves and other cost of sales related accruals.
2.	Adjustments of facility closure expenses and employee related accruals.
3.	Adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.

Adjustments and reclassifications to the consolidated statement of operations for the six months ended October 31, 2001 are summarized below.

	Six Months Ended October 31, 2001
In thousands, except per share data	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$ 231,805	$2,508	$ (293)(1)	$234,020
Service	24,444	---	---	24,444
	256,249	2,508	(293)	258,464
Costs and Expenses:
Cost of product sales	151,744	2,508	243 (2)	154,495
Cost of service	13,791	---	---	13,791
Selling, general and administrative expenses	65,092	(26)	(425)(3)	64,641
Research and development expenses	14,268	---	---	14,268
Restructuring charges	---	(56)	---	(56)
Write-down of assets	---	82	---	82
	244,895	2,508	(182)	247,221
Operating income (loss)	11,354	---	(111)	11,243

Other income (expense)	(218)	---	(487)(4)	(705)

Interest expense	(6,607)	---	---	(6,607)
Earnings (loss) before income taxes and cumulative effect of accounting change	4,529	---	(598)	3,931
Provision (benefit) for income taxes	1,100	---	(100)(5)	1,000
Earnings (loss) before cumulative effect of accounting change	3,429	---	(498)	2,931
Cumulative effect of accounting change	(134,251)	---	19,598 (6)	(114,653)
Net earnings (loss)	$ (130,822)	$ ---	$19,100	$(111,722)
	========	=====	======	========
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ .16	$ ---	$ (.03)	$ .13
Cumulative effect of accounting change	(6.09)	---	.89	(5.20)
Net earnings (loss)	$ (5.93)	$ ---	$ .86	$ (5.07)
	=======	=====	=====	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ .15	$ ---	$ (.02)	$ .13
Cumulative effect of accounting change	(6.05)	---	.88	(5.17)
Net earnings (loss)	$ (5.90)	$ ---	$ .86	$ (5.04)
	=======	=====	=====	=======

Adjustment Description for Six Months Ended October 31, 2001
1.	Correction of sales rebates not eliminated in consolidation.
2.	Correction of inventory reserves and other cost of sales related accruals.
3.	Adjustments of facility closure expenses and employee related accruals.
4.	Adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.
5.	Income tax effect of restated items.
6.

Adjustment of goodwill impairment due to correction of Spandex goodwill foreign currency translation between goodwill and cumulative translation adjustment of $17,568 and correction of accruals and allowances originally recorded as purchase price adjustments for business acquisitions.

With respect to the Consolidated Statement of Cash Flows for the six-month period ended October 31, 2001, the effect of exchange rate changes on cash in the amount of $254, which had previously been showed as an investing activity, has been reclassified to a separate line item.

9-11

NOTE 3. Inventories

The classification of inventories was as follows (in thousands):

	October 31, 2002	April 30, 2002
Raw materials & purchased parts	$34,059	$31,514
Work in process	3,078	2,780
Finished goods	24,111	25,057
	$61,248	$59,351
	======	======

NOTE 4. Restructuring Charges

In fiscal 2002, the Company recorded restructuring charges, consisting of employee separation costs, associated with ongoing efforts to reduce costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002 filed on August 27, 2002.

As of April 30, 2002, accruals of approximately $2.2 million for severance costs remained, the majority of which represented severance and other amounts payable to the former Chief Executive Officer. In the six months ended October 31, 2002, approximately $0.8 million in cash payments were charged against this accrual, reducing the balance to $1.4 million at October 31, 2002. As of October 31, 2002, 162 of 165 scheduled headcount reductions were implemented with the balance targeted for completion by January 31, 2003.

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

Other intangible assets include:

	As of October 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 10,248	$ 3,802
Other	3,222	2,884
	13,470	6,686
Unamortized intangible assets:
Goodwill	47,921	---
Prepaid pension cost	11,557	---
	59,478	---
	$ 72,948	$ 6,686
	======	=====

Intangible amortization expense was $0.3 million and $0.6 million for the three and six months ended October 31, 2002 and was $0.3 million and $0.6 million for the three and six months ended October 31, 2001, respectively. Intangible amortization expense is estimated to be approximately $0.9 million in fiscal 2003 and approximately $0.5 million annually for fiscal years 2004-2007.

The following table displays the changes in the carrying amount of goodwill by operating segment for the six-months ended October 31, 2002 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2002	$17,460	$12,511	$19,995	$49,966
Sale of disposed business	---	---	(2,999)	(2,999)
Foreign currency translation	899	55	---	954
Balance as of October 31, 2002	$18,359	$12,566	$16,996	$47,921
	======	======	======	======

NOTE 6. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these risks, the Company uses derivative instruments, which include forward exchange contracts and an interest rate swap. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts are major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties.

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

As of October 31, 2002, the Company was party to approximately $19.8 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 9 months. The fair value of the contracts outstanding at October 31, 2002 was a $2.1 million net liability.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62.0 million that decreases ratably to $32.0 million over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to LIBOR based interest payments on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion at a fixed rate. The fair value of this swap was a $0.6 million net liability as of October 31, 2002.

Year to Date Activity

At October 31, 2002, the fair value of derivatives held by the Company was a $2.7 million net liability. The non-shareholders' changes in equity associated with hedging activity for the six months ended October 31, 2002 and 2001 were as follows:

	Six Months Ended October 31,
		(Restated)
(in thousands)	2002	2001
Balance -- May 1, 2002 and 2001	$ (669)	$ ---
Transition adjustment	---	(467)
Cash flow hedging loss	(2,160)	(919)
Net loss reclassified to cost of product sales and interest expense	1,164	313
Balance -- October 31, 2002 and 2001	$(1,665)	$(1,073)
	======	======

Of the amount recorded in shareholders' equity at October 31, 2002, a $1.7 million loss is expected to be reclassified into earnings in fiscal 2003.

Hedges of the Net Investment in a Foreign Operation

The net amount of losses on foreign currency denominated balances designated and effective as economic hedges of a net investment in a foreign entity were $0.9 million and $0.2 million for the six months ended October 31, 2002 and 2001, respectively. These losses were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

NOTE 7. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three- and six-month periods ended October 31, 2002 and 2001 are shown in the following tables.

	Three Months Ended October 31,		Six Months Ended October 31,
		(Restated)		(Restated)
In thousands	2002	2001	2002	2001

Segment revenue:
Sign Making & Specialty Graphics	$ 68,872	$ 68,947	$135,266	$132,981
Apparel & Flexible Materials	37,806	42,232	76,484	83,740
Ophthalmic Lens Processing	22,102	20,439	42,908	39,787
	$128,780	$131,618	$254,658	$256,508
	=======	=======	=======	=======

Segment profit:
Sign Making & Specialty Graphics	$ 5,431	$ 5,898	$ 9,920	$ 10,636
Apparel & Flexible Materials	3,712	3,255	7,706	5,116
Ophthalmic Lens Processing	1,626	825	2,707	1,444
	$10,769	$ 9,978	$20,333	$ 17,196
	======	======	======	======

A reconciliation of total segment profits to consolidated income from continuing operations before income taxes follows:
	Three Months Ended October 31,		Six Months Ended October 31,
		(Restated)		(Restated)
In thousands	2002	2001	2002	2001

Segment profit	$10,769	$9,978	$20,333	$17,196
Corporate expenses, net of other expense	(4,206)	(4,406)	(8,653)	(7,462)
Income before interest and taxes	6,563	5,572	11,680	9,734
Interest expense	(2,146)	(3,106)	(4,377)	(6,607)
Income from continuing operations before income taxes	$4,417	$2,466	$7,303	$ 3,127
	======	=====	======	======

Segment profit for the six months ended October 31, 2002 and 2001 included reversals of previously established restructuring reserves of $0.1 million and $0.1 million, respectively, for the Apparel and Flexible Material operating segment.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K filed on August 27, 2002.

NOTE 8. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
		(Restated)		(Restated)
In thousands	2002	2001	2002	2001
Net earnings (loss)	$3,117	$2,061	$ 6,733	$(111,722)
Other comprehensive income (loss):
Foreign currency translation adjustments	929	658	6,890	(234)
Cash flow hedging gain (loss), net	79	(301)	(996)	(1,073)
Total comprehensive income (loss)	$4,125	$2,418	$12,627	$(113,029)
	=====	======	======	========

NOTE 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
		(Restated)		(Restated)
	2002	2001	2002	2001
Numerator:
Income from continuing operations	$3,117,000	$1,806,000	$5,339,000	$ 2,407,000
Discontinued operations:
Income from operations of disposed business, net of tax	---	255,000	172,000	524,000
Gain on sale of disposed business, net of tax	---	---	1,222,000	---
Cumulative effect of accounting change	---	---	---	(114,653,000)
Net earnings (loss)	$3,117,000	$2,061,000	$6,733,000	$(111,722,000)
	========	=========	========	==========
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,136,952	22,058,330	22,123,468	22,052,817
Effect of dilutive securities:
Stock options	---	145,713	---	125,878
Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,136,952	22,204,043	22,123,468	22,178,695
	========	=========	========	=========
Basic earnings per share from continuing operations	$ .14	$ .08	$ .24	$ .11
Discontinued operations	---	.01	.06	.02
Cumulative effect of accounting change	---	---	---	(5.20)
Basic earnings (loss) per share	$ .14	$ .09	$ .30	$ (5.07)
	=========	=========	=========	=========
Diluted earnings per share from continuing operations	$ .14	$ .08	$ .24	$ .11
Discontinued operations	---	.01	.06	.02
Cumulative effect of accounting change	---	---	---	(5.17)
Diluted earnings (loss) per share	$ .14	$ .09	$ .30	$ (5.04)
	=========	=========	=========	=========

NOTE 10. Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the three- and six-month periods ended October 31, 2001 have been reclassified to reflect the effects of the discontinued operations. The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the six-month period ended October 31, 2002 and $1.0 million and $0.4 million and $2.0 million and $0.8 million, respectively, for the three- and six-month periods ended October 31, 2001.

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

NOTE 12. Commitments and Contingencies

There were no material changes to the Company's commitments and contingencies in the first six months of fiscal 2003. Summarized below, however, are matters previously described in Note 17 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K filed on August 27, 2002:

Purported Class Action Litigation

The Company and several current and former officers and directors thereof have been named as defendants in eight lawsuits filed in the United States District Court for the District of Connecticut, all of which have been consolidated before the Honorable Janet C. Hall. These lawsuits are putative class actions brought by shareholders of the Company alleging both direct and control person liability under the Federal Securities Laws. The first of these lawsuits was filed on April 18, 2002, on behalf of a proposed class of purchasers of the securities of the Company between May 27, 1999 and April 12, 2002 (the "Class Period") seeking to pursue remedies under the Securities Exchange Act of 1934. The first lawsuit was filed shortly after the Company announced, on April 15, 2002, that it expected to take a $12.0 million pre-tax charge in its fiscal fourth quarter, the period ending April 30, 2002, and that the Company was conducting an internal review of its financial reporting for the period January 1, 1998 through April 30, 2002 in response to an investigation by the Securities and Exchange Commission into its inventory and reserve accounting practices. In this announcement, the Company stated that once its investigation had been completed, the Company would likely restate its financial results for the appropriate periods. By order dated July 12, 2002, the Court established as the consolidated putative class action, Louisiana Municipal Employees' Retirement System v. Gerber Scientific, Inc., et al, appointed the Louisiana Municipal Employees' Retirement System as lead plaintiff, and appointed the law firm of Bernstein Litowitz Berger & Grossman as lead counsel. The lead plaintiff was ordered to file a consolidated Amended Complaint on or before December 13, 2002 and, thereafter, the Company expects to be responding to the consolidated Amended Complaint. The Company has notified its directors and officers liability insurance carrier, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, of the lawsuits and has requested both defense of the suits and coverage and indemnification up to the policy limits with respect to the litigation or settlement of the lawsuits. Presently, the litigation is in its very early stages and the Company intends to defend vigorously the suits. Given the current status of the litigation, the Company cannot predict the outcome of the lawsuits nor reasonably estimate a range of loss.

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

The current members of the Plan's administrative committee, on the advice of counsel, requested the Company to toll (effective July 25, 2002) to January 25, 2003 any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company has acceded to this request and a Tolling Agreement in accordance with the foregoing terms has been agreed. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2.1 million. The prices paid for all of the unregistered shares which were acquired under the Plan aggregated approximately $7.3 million.

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

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at October 31, 2002 and for the three- and six-month periods ended October 31, 2002 and 2001, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated December 5, 2002 appearing on page 21. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of October 31, 2002, the related consolidated statements of operations for the three- and six-month periods ended October 31, 2002 and 2001, and the related consolidated statements of cash flows for the six-month periods ended October 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, the accompanying consolidated financial statements as of and for the three- and six-month periods ended October 31, 2001 have been restated.

/s/ KPMG LLP

Hartford, Connecticut
December 5, 2002

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended October 31, 2002, the Company reported net earnings of $3.1 million, or $0.14 per diluted share, on revenues of $128.8 million compared with a restated net income of $2.1 million, or $0.09 per diluted share, during the comparable prior year period. The comparable prior year period included income from the operations of a disposed business of $0.01 per diluted share.

For the six months ended October 31, 2002, the Company reported net earnings of $6.7 million, or $0.30 per diluted share, on revenues of $254.7 million compared with a restated net loss of $111.7 million, or $5.04 per diluted share, during the comparable prior year period. Excluding the income and gain from the sale of a disposed business affecting both the current and prior year periods of $0.06 and $0.02 per diluted share, respectively, and year-ago goodwill impairment charges of $5.17 per diluted share, six month earnings were $5.3 million, or $0.24 per diluted share, compared with earnings of $0.11 per diluted share in the prior year.

Global economic uncertainty and weak demand for the Company's capital equipment products continued in the first half of fiscal 2003. Current conditions in the apparel, furniture, sign making, and ophthalmic lens processing industries had a negative impact on the Company's consolidated results and are expected to continue to present challenges to the Company's businesses operating in these markets. The Apparel and Flexible Materials segment continues to be affected by the migration of apparel and furniture production from the United States and Europe to lower cost markets where the adoption of factory automation is nascent. Weak global economic conditions also continued to affect the Sign Making and Specialty Graphics segment, particularly in North America. In addition to lower demand for capital equipment products, the soft economic conditions have resulted in a sales shift from proprietary aftermarket supplies to lower priced, more competitive supplies. Lower industry prescription volumes for spectacle lens eyewear affected the Ophthalmic Lens Processing segment's sales of capital equipment to wholesale lens production laboratories and overall sales of aftermarket supplies. During the first six months of fiscal 2002, foreign currencies had a favorable impact on the Company's consolidated results due primarily to the strengthening of the Euro in relation to the U.S. dollar during the first and second quarters. As a result of these conditions and lack of customer capital spending, the Company's revenue is down from the prior year.

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

RESULTS OF OPERATIONS

Revenues. The Company's consolidated revenue in the second quarter of fiscal 2003 was $128.8 million, a decrease of $2.8 million, or 2.2 percent, from $131.6 million in 2002. The decrease reflected lower product sales partially offset by higher service revenue. Revenues in the Sign Making and Specialty Graphics segment in the second quarter of fiscal 2003 were $68.9 million, which were unchanged compared to the prior year comparable period. In the Apparel and Flexible Materials segment, second quarter revenues were $37.8 million, compared to $42.2 million in the prior year comparable period. In the Ophthalmic Lens Processing segment, second quarter revenues were $22.1 million, compared to $20.4 million in the prior year comparable period.

The Company's consolidated revenue in the first six months of fiscal 2003 was $254.7 million, a decrease of $1.9 million, or 0.7 percent, from $256.5 million in 2002. The decrease reflected lower product sales partially offset by higher service revenue. Revenues in the Sign Making and Specialty Graphics segment in the first six months of fiscal 2003 were $135.3 million, compared to $133.0 million in the prior year comparable period. In the Apparel and Flexible Materials segment, revenues in the first six months were $76.5 million, compared to $83.7 million in the prior year comparable period. In the Ophthalmic Lens Processing segment, revenues in the first six months were $42.9 million, compared to $39.8 million in the prior year comparable period.

Capital spending in the Sign Making, Apparel, and Ophthalmic industries continued to be weak in the first half of fiscal 2003. Sales of the Company's capital equipment products were lower in the fiscal year 2003 first half and second quarter than the prior year comparable periods in both the Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments. Equipment sales were, however, higher in the fiscal 2003 first half and second quarter versus the prior year comparable periods in the Ophthalmic Lens Processing segment as it benefited from shipments of automated lens processing equipment to large U.S. retail and discount chains that manufacture eyewear.

Aftermarket supplies and service revenues continued to be steady in the first half and second quarter of fiscal 2003 and partially offset the impact of the lower capital equipment sales. Year-over-year sales increases occurred in both the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments and decreased slightly in the Ophthalmic Lens Processing segment.

The proportion of equipment sales to total revenues and aftermarket supplies and service revenues to total revenues was approximately 34 percent and 66 percent in the first half and second quarter of fiscal 2003, which is substantially the same as a year ago.

Stronger foreign currency translation rates increased revenue approximately $5.2 million (4.2 percent) in the fiscal 2003 second quarter and approximately $11.5 million (4.7 percent) in the first six months of fiscal 2003 compared to the prior year comparable periods. These stronger currency translation rates primarily benefited the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments.

On a geographic basis, the Company's volume of business in the first half and second quarter of fiscal 2003 compared to the prior year was lower in the U.S. market and higher in European and the rest of the world markets. The lower U.S. volume was primarily in the Sign Making and Specialty Graphics segment, which continues to struggle with low customer capital spending, and was partially offset by the higher volume in the Ophthalmic Lens Processing segment. Sales to European customers benefited from the effect of the stronger foreign currency translation rates, although weak market and industry conditions were a significant offset, particularly in the Apparel and Flexible Materials operating segment. The increase in the rest of world markets occurred primarily in the Apparel and Flexible Materials segment due to the continued migration of the apparel industry to developing countries. Overall, the geographic distribution of the Company's business was similar to a year ago; U.S. and Europe each represented approximately 42 percent of business with the rest of the world accounting for the remainder.

Gross Profit Margins. The overall gross profit margins in the fiscal 2003 second quarter and first six months were 35.6 percent and 35.2 percent, respectively, which was higher than the prior year comparable margins of 34.9 percent and 34.6 percent. Margins on product sales were roughly the same and on service revenue were higher. Increases in the product gross profit margin occurred largely in the Apparel and Flexible Materials segment and were the result of less price discounting; product mix favoring higher margin software and service products; and lower factory costs due to the restructuring initiatives implemented. Gross margin increases also occurred in the Ophthalmic Lens Processing segment due to favorable price effects and lower factory costs. These favorable effects were offset by the overall lower equipment volume; a Sign Making and Specialty Graphics segment current year product mix favoring lower margin vinyl material products; and continued aggressive discounting programs to address competitive market forces. The increase in service margins in the fiscal 2003 second quarter and first six months resulted from lower costs associated with the fiscal 2002 and 2001 restructuring initiatives, principally in the Apparel and Flexible Materials segment.

Selling, General & Administrative Expenses. Selling, general and administrative (SG&A) expenses were 25.2 percent of revenue in the fiscal 2003 second quarter and first six months, which is slightly higher than the comparable prior year percentages of 24.9 percent and 25.0 percent, respectively. Cost reductions associated with prior year restructuring initiatives were more than offset by incremental legal and other professional services costs associated with the U.S. Securities and Exchange Commission's investigation of approximately $1.0 million and $2.8 million in the fiscal 2003 second quarter and first six months, respectively.

Research and development (R&D) expense in the second quarter and first six months of fiscal 2003 was $6.5 million and $12.8 million, respectively, compared to $7.0 million and $14.2 million in the comparable prior year periods. R&D expense was 5.1 percent and 5.0 percent of revenue in the second quarter and first six months of fiscal 2003, compared with 5.3 percent and 5.5 percent in the prior year comparable periods.

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

Other Income (Expense). The second quarter and first six months of fiscal 2003 included approximately $0.2 million and $1.1 million of foreign currency losses caused by translating foreign currency denominated transactions, compared with $0.5 million and $0.6 million in the prior year comparable periods.

Interest Expense. Interest expense in the second quarter and first half of fiscal 2003 of $2.1 million and $4.4 million was $1.0 million and $2.2 million lower, respectively, than the prior year comparable balances due to both lower average debt balances and lower interest rates. The lower debt balances were the result of using proceeds from sale and leaseback transactions, anticipated asset sales, the sale of a discontinued operation, and operating cash flow to reduce borrowings under the Company's credit facility. The lower interest rate was caused both by reductions in LIBOR over the past year and the favorable impact of the Company's lower leverage ratio, defined in the Credit Agreement as debt outstanding divided by earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company's interest rate on borrowings increases or decreases based on increases or decreases in its leverage ratio.

Income Tax Expense. The rates for taxes on income from continuing operations in the second quarter and first six months of fiscal 2003 were 29.4 percent and 26.9 percent, respectively, compared with 26.8 percent and 23.0 percent in the prior year comparable periods. The difference in rates was principally caused by an increase in the valuation allowance on certain foreign deferred tax assets in fiscal 2003. The difference between this year's tax rate and the U.S. statutory rate of 35.0 percent was the result of tax benefits associated with foreign sales, R&D tax credits, and tax reduction strategies involving the Company's wholly-owned foreign subsidiaries.

Discontinued Operations. On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical) which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the three- and six-month periods ended October 31, 2001 have been reclassified to reflect the effects of the discontinued operations. The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the six-month period ended October 31, 2002 and $1.0 million and $0.4 million and $2.0 million and $0.8 million, respectively, for the three- and six-month periods ended October 31, 2001.

Net earnings (loss). As a result of the above, net earnings in the second quarter and first six months of fiscal 2003 first quarter were $3.1 million ($0.14 per diluted share) and $6.7 million ($.30 per diluted share), respectively, compared to net earnings of $2.1 million ($0.09 per diluted share) and net loss of $111.7 million ($5.04 per diluted share), respectively, in the prior year comparable periods. Excluding the income and a gain from discontinued operations in the three-and six-month periods ended October 31, 2002 and 2001 and the cumulative effect of an accounting change for goodwill in last year's first quarter, diluted earnings per share for the second quarter and first six months of fiscal 2003 were $0.14 and $0.24, respectively, compared with $0.08 and $0.11 in the prior year comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company's short-term liquidity at October 31, 2002 was adequate for its requirements and the Company expects that available cash and its existing credit facility will be sufficient to meet normal operating requirements over the near term.

Longer term, the Company believes that existing cash balances, anticipated cash flows, borrowings against its credit facility, and possible sales of non-strategic assets will be sufficient to meet operating requirements through August 15, 2003, subject to the terms of the Company's credit facility. However, there is no assurance that the Company will not need to raise additional equity or debt financing within this time frame. Further, the impact on the Company's cash flow could be significant if it were unable to meet required covenants in its credit facility. This might be caused by a continued deterioration in worldwide economic conditions that would affect demand for the Company's products; additional charges that may be required because of weak economic conditions, market changes, or delayed product introductions; and the Company's ability to complete its ongoing efforts to improve operational efficiencies. Accordingly, additional financing may not be available on favorable terms, or at all, and may be dilutive to then-current shareholders. The Company may also require additional capital for other purposes not presently contemplated. If the Company were unable to obtain sufficient capital, it would be required to further curtail capital equipment purchases and research and development expenditures, further reduce employee headcount, and consider further asset and business sales, which could harm business.

At October 31, 2002, the majority of the Company's debt was classified as short-term borrowings since it was due within one year's time (August 15, 2003). The Company is currently in discussions to refinance its existing credit facility. If and when an agreement is finalized, it is the Company's expectation that these short-term borrowings will be reclassified back to long-term debt. The Company expects that its financing requirements will be met for the next twelve months and beyond.

A significant risk to the Company is that it will not be able to secure alternative financing by the time the current credit facility becomes due in August 2003. The Company's existing credit facility provides that the Company reduce its commitment to $119.4 million on January 31, 2003, and to $80.0 million on April 30, 2003. The risk that the Company will not be able to repay amounts needed pursuant to these lower commitment levels, particularly at April 30, 2003, is also significant. Should the Company not be able to refinance its current credit facility in time for scheduled commitment reductions or its maturity, the Company would have to consider selling one or more of its businesses.

Financial Condition. The ratio of current assets to current liabilities was 0.9 to 1 at October 31, 2002 and 1.4 to 1 at April 30, 2002. Net working capital at October 31, 2002 was negative $10.4 million, a decrease of $60.6 million from the beginning of the fiscal year. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to the classification of the Company's credit facility as a current liability, as well as the sales of three properties held for sale as of April 30, 2002 (see below). This was partially offset by higher cash balances and increased inventory purchased in anticipation of higher customer shipments.

Net working capital included $4.0 million of assets held for sale at April 30, 2002. In the first six months of the fiscal 2003, the Company completed the sale of three properties previously included in Net Assets Held for Sale for combined net proceeds of $3.9 million, which approximated net book value.

Cash Flows. For the six months ended October 31, 2002, operations provided $12.7 million of cash, which was essentially the same as the prior year comparable period.

Cash provided by investing activities was $9.2 million in the first six months of fiscal 2003, reflecting primarily the proceeds from sales of assets previously held for sale of $3.9 million and from the sale of a discontinued operation of $6.6 million. This compares to a source of cash totaling $13.5 million in the same period of fiscal 2002 resulting primarily from the sale and leaseback of three facilities including its headquarters in South Windsor, CT. Capital expenditures in the first six months of fiscal 2003 were $0.9 million and are anticipated to be approximately $3.0 to $4.0 million for the full fiscal year. Funding for these capital expenditures is expected to come from cash on hand and cash from operations.

Cash used for financing activities of $14.2 million was primarily for net repayments of the Company's credit facility.

At October 31, 2002, the Company had credit commitments from banks totaling $132.9 million under an amended multi-currency revolving credit facility, which will be further reduced as indicated above. At October 31, 2002, borrowings under that facility amounted to $109.2 million. The Company's total debt at October 31, 2002 was $115.2 million, down $12.7 million from the April 30, 2002 balance of $127.9 million. Net debt (total debt less cash and short-term cash investments) was $90.4 million at October 31, 2002, compared with $111.9 million at April 30, 2002 and the ratio of net debt to total capital reduced to 48.2 percent at October 31, 2002 from 57.0 percent at April 30, 2002.

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

  Minimum Fixed Charge Coverage (quarterly test, as defined)

  Maximum Capital Expenditures (annual test)

  Maximum Cash Balances (daily test)

  Minimum Net Revenue (rolling six months, as defined)

The credit facility also has covenants that limit the Company's ability to pay dividends and make investments while the Company's leverage ratio is greater than 2 to 1 and provisions that limit subsidiary indebtedness. At October 31, 2002, the Company was in compliance with the covenants and its leverage ratio was greater than 2 to 1.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under the Company's existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

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
  future capital spending,
  future levels of indebtedness,
  the effect of economic downturns or growth in particular regions, the effect of changes in the level of activity in particular industries or markets, the effect of currency fluctuations,
  product demand,
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first six months of fiscal 2003. For discussion of the Company's exposure to market risk, refer to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2002 filed on August 27, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Non-employee Directors Stock Grant Plan

From August 1, 2002 to October 31, 2002, the Company issued or committed to issue shares of its common stock to non-employee members of the Company's Board of Directors as follows:

  On September 30, 2002, committed to issue 6,818 shares pursuant to the Company's Non-Employee Director's Stock Grant Plan (the "Director's Stock Grant Plan").

These grants were made as partial compensation for the recipients' services as Directors in accordance with the terms of the Director's Stock Grant Plan.

The issuances of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as transactions by an issuer not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 2002, the Company held its annual meeting of shareholders. The holders of 88% of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following were the voting results for the meeting:

    The shareholders elected Directors to hold office until the annual meeting to be held in the year 2005 with the following votes:

	For	Withheld
A. Robert Towbin	17,046,449	2,381,012
David J. Logan	16,465,939	2,961,522
Carole F. St. Mark	16,012,162	3,415,299

The terms of office of the other Directors, Edward E. Hood, Jr., William J. Vereen, George M. Gentile, Donald P. Aiken, David J. Gerber, and Marc T. Giles continued after the meeting.

    The shareholders voted on a proposal presented by a shareholder requesting the Board of Directors to take necessary steps to declassify the Board. The votes on this proposal were as follows:

Shares For:	10,203,208
Shares Against:	3,980,437
Shares Abstained:	89,570
No Vote:	5,154,246

The Nominating and Corporate Governance Committee has taken this matter under advisement and will submit a recommendation to the Board of Directors at a future date.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(10.1)*	Letter Agreement dated as of September 30, 2002, between the Company and Shawn M. Harrington.

(10.2)*	Letter Agreement dated as of September 30, 2002, between the Company and Bernard J. Demko.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

(b)     Reports on Form 8-K

On August 14, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing a delay in the filing of the Company's fiscal 2002 Form 10-K filing.

On August 19, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing the Company's extension of its bank agreement requirement to furnish certified financial statements for the 2002 fiscal year.

On August 27, 2002, the Company filed a Report on Form 8-K under Item 9, which contained certifications from the Company's Chief Executive Officer and Chief Financial Officer that the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002 fairly presented, in all material respects, the financial condition and results of operations of the Company.

On August 28, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing the Company's fourth quarter and fiscal year 2002 results.

On September 12, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing the Company's fiscal 2003 first quarter results.

On October 2, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing executive promotions as part of the Company's full-scale implementation of its supply chain shared-services initiative.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: December 10, 2002	By:	/s/ Shawn M. Harrington
Shawn M. Harrington
Executive Vice President and Chief Financial Officer

CERTIFICATIONS*

I, Marc T. Giles, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gerber Scientific, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

/s/ Marc T. Giles
Marc T. Giles Chief Executive Officer

I, Shawn M. Harrington, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gerber Scientific, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

/s/ Shawn M. Harrington
Shawn M. Harrington Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

EXHIBIT INDEX

Exhibit Index Number		Page

(10.1)*	Letter Agreement dated as of September 30, 2002, between the Company and Shawn M. Harrington.

(10.2)*	Letter Agreement dated as of September 30, 2002, between the Company and Bernard J. Demko.

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

*Filed herewith.