Form 10-Q
period 2003-01-31
GERBER SCIENTIFIC INC
filed 2003-03-14
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2003	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

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

Yes /X/. No / /.

At January 31, 2003, 22,155,397 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended January 31, 2003

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended January 31, 2003 and 2002	2-3

	Consolidated Statements of Operations for the nine months ended January 31, 2003 and 2002	4-5

	Consolidated Balance Sheets at January 31, 2003 and April 30, 2002	6-7

	Consolidated Statements of Cash Flows for the nine months ended January 31, 2003 and 2002	8

	Notes to Consolidated Financial Statements	9

	Independent Accountants' Report	22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II - Other Information

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities and Use of Proceeds	36

Item 6.	Exhibits and Reports on Form 8-K	36

Signature		38

Certifications		39-40

Exhibit Index		41

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended January 31,
		(Restated, Note 2)
In thousands, except per share data	2003	2002
Revenue:
Product sales	$ 108,679	$104,995
Service	13,324	11,691
	122,003	116,686
Costs and Expenses:
Cost of product sales	72,581	69,402
Cost of service	7,351	6,406
Selling, general and administrative	31,864	31,057
Research and development expenses	6,707	6,388
Restructuring charges (Note 4)	(182)	5,015
Write-down of assets	---	269
	118,321	118,537
Operating income (loss)	3,682	(1,851)

Other (expense)	(133)	(35)
Interest expense	(1,977)	(3,102)

Income (loss) from continuing operations before income taxes	1,572	(4,988)
Provision (benefit) for income taxes	100	(1,085)
Income (loss) from continuing operations	1,472	(3,903)
Discontinued operations:
Income from operations of disposed business, net of tax	---	160
Gain on sale of disposed business, net of tax	---	---
Income (loss) before cumulative effect of accounting change	1,472	(3,743)
Cumulative effect of accounting change	---	---
Net earnings (loss)	$ 1,472	$ (3,743)
	=======	=======

Earnings (loss) per share of common stock:
Basic:
Income (loss) from continuing operations	$ .07	$ (.18)
Discontinued operations	---	.01
Cumulative effect of accounting change	---	---
Net earnings (loss)	$ .07	$ (.17)
	======	=======
Diluted:
Income (loss) from continuing operations	$ .07	$ (.18)
Discontinued operations	---	.01
Cumulative effect of accounting change	---	---
Net earnings (loss)	$ .07	$ (.17)
	======	=======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,154	22,083
Diluted	22,270	22,083

See accompanying notes to consolidated financial statements.

2-3

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Nine Months Ended January 31,
		(Restated, Note 2)
In thousands, except per share data	2003	2002
Revenue:
Product sales	$335,775	$337,059
Service	40,886	36,135
	376,661	373,194
Costs and Expenses:
Cost of product sales	223,194	223,322
Cost of service	21,688	20,197
Selling, general and administrative	95,994	95,196
Research and development expenses	19,499	20,595
Restructuring charges (Note 4)	(282)	4,959
Write-down of assets	---	351
	360,093	364,620
Operating income	16,568	8,574

Other (expense)	(1,339)	(726)
Interest expense	(6,354)	(9,709)

Income (loss) from continuing operations before income taxes	8,875	(1,861)
Provision (benefit) for income taxes	2,064	(365)
Income (loss) from continuing operations	6,811	(1,496)
Discontinued operations:
Income from operations of disposed business, net of tax	172	684
Gain on sale of disposed business, net of tax	1,222	---
Income (loss) before cumulative effect of accounting change	8,205	(812)
Cumulative effect of accounting change	---	(114,653)
Net earnings (loss)	$ 8,205	$(115,465)
	=======	=======

Earnings (loss) per share of common stock:
Basic:
Income (loss) from continuing operations	$ .31	$ (.07)
Discontinued operations	.06	.03
Cumulative effect of accounting change	---	(5.19)
Net earnings (loss)	$ .37	$ (5.23)
	======	=======
Diluted:
Income (loss) from continuing operations	$ .31	$ (.07)
Discontinued operations	.06	.03
Cumulative effect of accounting change	---	(5.19)
Net earnings (loss)	$ .37	$ (5.23)
	======	=======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,134	22,063
Diluted	22,144	22,063

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except share data	January 31, 2003	April 30, 2002
Assets:	(Unaudited)
Current Assets:
Cash and short-term cash investments	$ 16,883	$ 16,220
Accounts receivable, net of allowance for doubtful accounts of $7,614 and $7,229, respectively	85,115	84,539
Inventories	60,130	59,351
Deferred income taxes	12,298	11,951
Prepaid expenses	7,541	8,680
Net assets held for sale (Note 11)	---	3,968
	181,967	184,709
Property, Plant and Equipment	121,425	116,125
Less accumulated depreciation	73,623	64,761
	47,802	51,364
Intangible Assets:
Goodwill (Note 5)	48,838	49,966
Prepaid pension cost	11,557	11,557
Patents and other intangible assets, net of accumulated amortization (Note 5)	6,879	6,918
	67,274	68,441
Deferred Income Taxes	3,089	2,959
Other Assets	4,028	4,120
	$ 304,160	$311,593
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Short-term line of credit	$ ---	$ 228
Credit facility	97,665	41,929
Accounts payable	37,169	41,756
Accrued compensation and benefits	17,866	19,136
Other accrued liabilities	24,838	23,613
Deferred revenue	7,802	6,969
Advances on sales contracts	1,275	897
	186,615	134,528

Noncurrent Liabilities:
Other liabilities	6,843	6,678
Long-term debt	6,000	86,000
	12,843	92,678

Contingencies and Commitments (Note 12)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,908,180 and 22,879,425 shares, respectively	22,908	22,879
Paid-in capital	43,809	44,090
Retained earnings	66,458	58,253
Treasury stock, at cost (752,783 and 773,546 shares, respectively)	(15,479)	(15,906)
Unamortized value of restricted stock grants	(265)	(411)
Accumulated other comprehensive income (loss)	(12,729)	(24,518)
	104,702	84,387
	$ 304,160	$311,593
	=======	=======

See accompanying notes to consolidated financial statements.

6-7

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Nine Months Ended January 31,
		(Restated)
In thousands	2003	2002
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$ 8,205	$(115,465)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	---	114,653
Depreciation and amortization	9,814	11,707
Restructuring charges	(282)	4,959
Gain on sale of disposed business, net of taxes	(1,222)	---
Write-down of assets	---	351
Deferred income taxes	(477)	2,450
Other non-cash items	933	802
Changes in operating accounts:
Receivables	5,571	16,828
Inventories	2,873	(682)
Prepaid expenses	2,484	(6,331)
Accounts payable and accrued expenses	(9,427)	(10,573)
Provided by Operating Activities:	18,472	18,699
Investing Activities:
Additions to property, plant and equipment	(1,827)	(3,576)
Intangible and other assets	(818)	(1,378)
Proceeds from sales of assets	3,937	17,183
Proceeds from sale of disposed business	6,595	---
Provided by Investing Activities:	7,887	12,229
Financing Activities:
New borrowings from credit facility	3,000	33,500
Repayments of credit facility	(28,999)	(69,461)
Net short-term financing	(254)	---
Debt issue costs	(1,246)	(563)
Exercise of stock options	---	97
Other common stock activity	38	(49)
(Used for) Financing Activities:	(27,461)	(36,476)

Effect of exchange rate changes on cash	1,765	(426)

Increase (Decrease) in Cash and Short-Term Cash Investments	663	(5,974)
Cash and Short-Term Cash Investments, Beginning of Period	16,220	20,866
Cash and Short-Term Cash Investments, End of Period	$ 16,883	$14,892
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the SEC on August 27, 2002.

The balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior period amounts to conform with the current year presentation.

NOTE 2. Restatement and Reclassifications

Financial statements for the three and nine months ended January 31, 2002 have been restated. The restatements principally reflect results of an internal review conducted under the direction of the Audit and Finance Committee of the Company's Board of Directors. Certain items also have been reclassified.

The difference between the amounts displayed on the Consolidated Statements of Operations for the three and nine months ended January 31, 2002 and the amounts displayed below are the result of the Company's accounting recognition of a discontinued operation required by its current year adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." See Note 10, "Discontinued Operations," for additional information.

Adjustments and reclassifications to the consolidated statement of operations for the three months ended January 31, 2002 are summarized below.

	Three Months Ended January 31, 2002
In thousands, except per share data	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$ 104,684	$1,165	$ ---	$105,849
Service	11,691	---	---	11,691
	116,375	1,165	---	117,540
Costs and Expenses:
Cost of product sales	68,031	1,165	502 (1)	69,698
Cost of service	6,406	---	---	6,406
Selling, general and administrative expenses	31,215	184	(42)(2)	31,357
Research and development expenses	6,396	---	---	6,396
Restructuring charges	5,468	(453)	---	5,015
Write-down of assets	---	269	---	269
	117,516	1,165	460	119,141
Operating income (loss)	(1,141)	---	(460)	(1,601)

Other income (expense)	(380)	---	340 (3)	(40)

Interest expense	(3,102)	---	---	(3,102)
Earnings (loss) before income taxes and cumulative effect of accounting change	(4,623)	---	(120)	(4,743)
Provision (benefit) for income taxes	(1,100)	---	100 (4)	(1,000)
Earnings (loss) before cumulative effect of accounting change	(3,523)	---	(220)	(3,743)
Cumulative effect of accounting change	---	---	---	---
Net earnings (loss)	$ (3,523)	$ ---	$ (220)	$ (3,743)
	========	=====	======	=======
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ (.16)	$ ---	$ (.01)	$ (.17)
Cumulative effect of accounting change	---	---	---	---
Net earnings (loss)	$ (.16)	$ ---	$ (.01)	$ (.17)
	=======	=====	=====	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ (.16)	$ ---	$ (.01)	$ (.17)
Cumulative effect of accounting change	---	---	---	---
Net earnings (loss)	$ (.16)	$ ---	$ (.01)	$ (.17)
	=======	=====	=====	=======

Adjustment Description for Three Months Ended January 31, 2002
1.	Correction of inventory reserves and intercompany transactions.
2.	Adjustments of facility closure expenses.
3.	Adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.
4.	Income tax effect of restated items.

Adjustments and reclassifications to the consolidated statement of operations for the nine months ended January 31, 2002 are summarized below.

	Nine Months Ended January 31, 2002
In thousands, except per share data	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenue:
Product sales	$ 336,489	$3,673	$ (293)(1)	$339,869
Service	36,135	---	---	36,135
	372,624	3,673	(293)	376,004
Costs and Expenses:
Cost of product sales	219,775	3,673	745 (2)	224,193
Cost of service	20,197	---	---	20,197
Selling, general and administrative expenses	96,307	158	(467)(3)	95,998
Research and development expenses	20,664	---	---	20,664
Restructuring charges	5,468	(509)	---	4,959
Write-down of assets	---	351	---	351
	362,411	3,673	278	366,362
Operating income (loss)	10,213	---	(571)	9,642

Other income (expense)	(598)	---	(147)(4)	(745)

Interest expense	(9,709)	---	---	(9,709)
Earnings (loss) before income taxes and cumulative effect of accounting change	(94)	---	(718)	(812)
Provision (benefit) for income taxes	---	---	---	---
Earnings (loss) before cumulative effect of accounting change	(94)	---	(718)	(812)
Cumulative effect of accounting change	(134,251)	---	19,598 (5)	(114,653)
Net earnings (loss)	$ (134,345)	$ ---	$18,880	$(115,465)
	========	=====	=====	========
Earnings (loss) per share of common stock:
Basic:
Earnings (loss) before cumulative effect of accounting change	$ ---	$ ---	$ (.04)	$ (.04)
Cumulative effect of accounting change	(6.09)	---	.90	(5.19)
Net earnings (loss)	$ (6.09)	$ ---	$ .86	$ (5.23)
	=======	=====	=====	=======
Diluted:
Earnings (loss) before cumulative effect of accounting change	$ ---	$ ---	$ (.04)	$ (.04)
Cumulative effect of accounting change	(6.09)	---	.90	(5.19)
Net earnings (loss)	$ (6.09)	$ ---	$ .86	$ (5.23)
	=======	=====	=====	=======

Adjustment Description for Nine Months Ended January 31, 2002
1.	Correction of sales rebates not eliminated in consolidation.
2.	Correction of inventory reserves and other cost of sales related accruals, as well as intercompany transactions.
3.	Adjustments of facility closure expenses and employee related accruals.
4.	Adjustment of foreign currency transaction gains and losses between the foreign currency translation adjustment and other income/expense.
5.

Adjustment of goodwill impairment due to correction of Spandex goodwill foreign currency translation between goodwill and cumulative translation adjustment of $17,568 and correction of accruals and allowances originally recorded as purchase price adjustments for business acquisitions.

With respect to the Consolidated Statement of Cash Flows for the nine-month period ended January 31, 2002, the effect of exchange rate changes on cash in the amount of $(426), which had previously been reflected as an investing activity, has been reclassified to a separate line item.

NOTE 3. Inventories

The classification of inventories was as follows (in thousands):

	January 31, 2003	April 30, 2002
Raw materials & purchased parts	$34,331	$31,514
Work in process	2,738	2,780
Finished goods	23,061	25,057
	$60,130	$59,351
	======	======

NOTE 4. Restructuring Charges

In fiscal 2002, the Company recorded restructuring charges, consisting entirely of employee separation costs, associated with ongoing efforts to reduce costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the SEC on August 27, 2002.

As of April 30, 2002, accruals of approximately $2.2 million for severance costs remained, the majority of which represented severance and other amounts payable to the former Chief Executive Officer. In the nine months ended January 31, 2003, approximately $1.0 million in cash payments were charged against this accrual, reducing the balance to $1.2 million at January 31, 2003. Of this remaining balance, $0.2 million is expected to be paid in the fourth quarter of this fiscal year, $0.8 million is expected to be paid in fiscal 2004, and $0.2 million is expected to be paid in fiscal 2005. As of January 31, 2003, 164 of 165 scheduled headcount reductions were implemented. The remaining scheduled headcount reduction did not occur and the reserve established for this termination was reversed in the third quarter of fiscal 2003.

NOTE 5. Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 on May 1, 2001, ceased amortization of goodwill (its only intangible asset with an indefinite useful life), and performed a goodwill impairment evaluation. The evaluation resulted in the Company recognizing goodwill impairments in both the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segments in fiscal 2002. For additional information concerning the measurement of and circumstances leading to the goodwill impairments, see Note 7 of the Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the SEC on August 27, 2002.

The following table displays the changes in the carrying amount of goodwill by operating segment for the nine months ended January 31, 2003 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2002	$17,460	$12,511	$19,995	$ 49,966
Sale of disposed business	---	---	(2,999)	(2,999)
Foreign currency translation	1,765	106	---	1,871
Balance as of January 31, 2003	$19,225	$12,617	$16,996	$ 48,838
	======	======	======	======

The following table displays identifiable intangible assets as of January 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 10,468	$ 3,935	$ 6,533
Other	3,291	2,945	346
	13,759	6,880	6,879
Unamortized intangible assets:
Goodwill	48,838	---	48,838
Prepaid pension cost	11,557	---	11,557
	60,395	---	60,395
	$ 74,154	$ 6,880	$ 67,274
	======	=====	======

Intangible amortization expense was $0.2 million and $0.9 million for the three and nine months ended January 31, 2003 and was $0.4 million and $1.0 million for the three and nine months ended January 31, 2002, respectively. Intangible amortization expense is estimated to be approximately $1.0 million in fiscal 2003 and approximately $0.6 million annually for fiscal years 2004-2007.

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

As of January 31, 2003, the Company was party to approximately $32.0 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 15 months. The fair value of the contracts outstanding at January 31, 2003 was a $2.5 million net liability.

Interest Rate Risk
In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62.0 million that decreases ratably to $32.0 million over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to LIBOR based interest payments on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract is recognized as interest expense, reflecting that portion at a fixed rate. The fair value of this swap was a $0.3 million net liability as of January 31, 2003.

Year to Date Activity
At January 31, 2003, the fair value of derivatives held by the Company was a $2.8 million net liability. The non-shareholders' changes in equity associated with hedging activity for the nine months ended January 31, 2003 and 2002 were as follows:

	Nine Months Ended January 31,
		(Restated)
(in thousands)	2003	2002
Balance -- May 1, 2002 and 2001	$ (669)	$ ---
Transition adjustment	---	(467)
Cash flow hedging loss, net	(3,108)	(743)
Net loss reclassified to cost of product sales and interest expense	2,029	455
Balance -- January 31, 2003 and 2002	$(1,748)	$ (755)
	======	======

Of the amount recorded in shareholders' equity at January 31, 2003, a $1.0 million loss is expected to be reclassified into earnings in fiscal 2003.

Hedges of the Net Investment in a Foreign Operation
The net amount of gains/(losses) on foreign currency denominated balances designated and effective as economic hedges of a net investment in a foreign entity were $(1.7) million and $0.4 million for the nine months ended January 31, 2003 and 2002, respectively. These gains were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

NOTE 7. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three and nine months ended January 31, 2003 and 2002 are shown in the following tables.

	Three Months Ended January 31,		Nine Months Ended January 31,
		(Restated)		(Restated)
In thousands	2003	2002	2003	2002

Segment revenue:
Sign Making & Specialty Graphics	$ 63,019	$ 59,119	$198,285	$192,100
Apparel & Flexible Materials	37,281	37,477	113,765	121,217
Ophthalmic Lens Processing	21,703	20,090	64,611	59,877
	$122,003	$116,686	$376,661	$373,194
	=======	=======	=======	=======

Segment profit:
Sign Making & Specialty Graphics	$ 3,224	$ 2,284	$ 13,144	$ 12,920
Apparel & Flexible Materials	3,238	1,437	10,944	6,553
Ophthalmic Lens Processing	1,245	838	3,952	2,282
	$ 7,707	$ 4,559	$ 28,040	$ 21,755
	=======	======	=======	=======

A reconciliation of total segment profits to consolidated income (loss) from continuing operations before income taxes follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
		(Restated)		(Restated)
In thousands	2003	2002	2003	2002

Segment profit	$ 7,707	$ 4,559	$ 28,040	$21,755
Corporate expenses, net of other expense	(4,158)	(6,445)	(12,811)	(13,907)
Income (loss) before interest and taxes	3,549	(1,886)	15,229	7,848
Interest expense	(1,977)	(3,102)	(6,354)	(9,709)
Income (loss) from continuing operations before income taxes	$ 1,572	$(4,988)	$ 8,875	$(1,861)
	======	======	======	======

Segment profit for the three and nine months ended January 31, 2002 included restructuring charges of $1.0 million for the Sign Making and Specialty Graphics operating segment; $1.5 million for the Apparel and Flexible Materials operating segment; and $0.3 million for the Ophthalmic Lens Processing operating segment. Net corporate expenses for the three and nine months ended January 31, 2002 included restructuring charges of $2.2 million.

Segment profit for the three and nine months ended January 31, 2003 included reversals of previously established restructuring reserves of $0.2 million and $0.3 million, respectively, for the Apparel and Flexible Materials operating segment.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last annual report on Form 10-K, filed with the SEC on August 27, 2002.

NOTE 8. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
		(Restated)		(Restated)
In thousands	2003	2002	2003	2002
Net earnings (loss)	$ 1,472	$(3,743)	$ 8,205	$(115,465)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,978	(2,182)	12,868	(2,416)
Cash flow hedging (loss) gain, net	(83)	318	(1,079)	(755)
Total comprehensive income (loss)	$ 7,367	$(5,607)	$ 19,994	$(118,636)
	=====	======	======	========

NOTE 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
		(Restated)		(Restated)
In thousands, except per share amounts	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations	$ 1,472	$(3,903)	$ 6,811	$ (1,496)
Discontinued operations:
Income from operations of disposed business, net of tax	---	160	172	684
Gain on sale of disposed business, net of tax	---	---	1,222	---
Cumulative effect of accounting change	---	---	---	(114,653)
Net earnings (loss)	$ 1,472	$(3,743)	$ 8,205	$(115,465)
	======	=======	=======	========
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,154	22,083	22,134	22,063
Effect of dilutive securities:
Stock options	116	---	10	---
Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,270	22,083	22,144	22,063
	======	======	=====	=======
Basic earnings (loss) per share from continuing operations	$ .07	$ (.18)	$ .31	$ (.07)
Discontinued operations	---	.01	.06	.03
Cumulative effect of accounting change	---	---	---	(5.19)
Basic earnings (loss) per share	$ .07	$ (.17)	$ .37	$ (5.23)
	======	======	======	=========
Diluted earnings (loss) per share from continuing operations	$ .07	$ (.18)	$ .31	$ (.07)
Discontinued operations	---	.01	.06	.03
Cumulative effect of accounting change	---	---	---	(5.19)
Diluted earnings (loss) per share	$ .07	$ (.17)	$ .37	$ (5.23)
	======	======	======	=========

NOTE 10. Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the three and nine months ended January 31, 2002 have been reclassified to reflect the effects of the discontinued operations. The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the nine months ended January 31, 2003 and $0.8 million and $0.2 million and $2.8 million and $1.0 million, respectively, for the three and nine months ended January 31, 2002.

NOTE 11. Net Assets Held for Sale

In June and July 2002, the Company completed the sale of two properties previously included in Net Assets Held for Sale for combined net sales proceeds of $2.5 million, which approximated net book value. Proceeds were used to reduce borrowings under the Company's credit agreement.

In September 2002, the Company completed the sale of the final property included in Net Assets Held for Sale for net proceeds of $1.4 million, which approximated net book value. These proceeds were also used to reduce borrowings under the Company's credit facility.

NOTE 12. Commitments and Contingencies

Summarized below are matters previously described in Note 17 of the Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K, filed with the SEC on August 27, 2002. These matters have been updated for material changes in the first nine months of fiscal 2003, as applicable.

Purported Class Action Litigation
On December 18, 2002, the shareholder class actions (Berger, et. al. vs Gerber Scientific, Inc., et. al.) brought in April 2002, and consolidated into a single action in June 2002, were voluntarily dismissed by the plaintiffs, with consent of the defendants, with the U.S. District Court for the District of Connecticut. This dismissal was without prejudice and it is possible these claims could be re-filed in the future.

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

If the acquisitions of these shares are found not to have been exempt from registration, the Company could be liable under Section 12(a)(1) of the Securities Act for rescission or damages to the employees who purchased these shares. Under Section 13 of the Securities Act, a rescission right, which is the effective equivalent of a "put" right, can be maintained to enforce liability under Section 12(a)(1) at any time within one year after the violation on which it is based but not more than three years after the relevant securities were first offered to the public. A rescission right would entitle the employee purchasers of these shares to receive the return of the amounts paid for these shares, together with interest from the date of purchase.

The current members of the Plan's administrative committee, on the advice of counsel, requested the Company to toll (effective July 25, 2002) any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company has acceded to this request and a tolling agreement from the foregoing effective date to January 25, 2003 was entered into. That tolling agreement has subsequently been extended from the foregoing effective date to April 25, 2003. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2.1 million. The prices paid for all of the unregistered shares which were acquired under the Plan aggregated approximately $7.3 million.

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

NOTE 13. Guarantees

Warranty
A limited warranty is provided on the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability, which is included in the "Other accrued liabilities" line item in the Company's Consolidated Balance Sheet:

In thousands
Beginning balance, November 1, 2002 and May 1, 2002, respectively	$ 4,855	$ 5,387
Reductions for payments made	(1,537)	(4,573)
Changes in accruals related to warranties issued in the current period	841	2,778
Changes in accruals related to pre-existing warranties	213	780
Ending balance, January 31, 2003	$ 4,372	$ 4,372
	=======	=======

Lease Financing Arrangements
The Company has agreements with major financial services institutions to provide lease financing to purchasers of the Company's equipment. These leases typically have terms ranging from 3-5 years. The amount of lease receivables financed under these agreements was $59.8 million and the amount that was subject to recourse provisions was approximately $24.6 million at January 31, 2003. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions but has the right to repossess and resell the equipment, the proceeds from which cover a majority of the liability to the financial services institution. As of January 31, 2003, the Company had recorded a $1.8 million liability that reflects the undiscounted accrual of the expected losses under the recourse provisions.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 2003 and for the three- and nine-month periods ended January 31, 2003 and 2002, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated March 10, 2003 appearing on page 22. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of January 31, 2003, the related consolidated statements of operations for the three- and nine-month periods ended January 31, 2003 and 2002, and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, the accompanying consolidated financial statements as of and for the three- and nine-month periods ended January 31, 2002 have been restated.

/s/ KPMG LLP

Hartford, Connecticut
March 10, 2003

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Global economic and political uncertainty and weak demand for the Company's capital equipment products continued to adversely affect each of the Company's three business areas in the third quarter and the first nine months of fiscal 2003. In addition to lower demand for capital equipment products, the soft economic conditions resulted in a sales shift from the Company's proprietary aftermarket supplies to lower priced, lower margin supplies.

The current conditions in the sign making, apparel, and ophthalmic industries are expected to continue to have a negative impact on the Company's consolidated results for the foreseeable future. This has made the necessity and wisdom of the Company's restructuring of its activities, implemented over the course of the last two years, all the more apparent. In fiscal 2003, the Company implemented a shared services initiative to optimize its supply chain and improve the efficiency of its support functions, which should further reduce costs beyond that already achieved through previously implemented restructuring activities. The Company's shared services initiative has focused on the integration of all supply-chain activities, from purchasing, materials and inventory management, manufacturing, to the logistics functions of two of the Company's subsidiaries -- Gerber Scientific Products and Gerber Technology, Inc. It also includes optimizing the Company's real estate utilization and capitalizing on additional opportunities to leverage purchasing and logistics activities in the Gerber Coburn and Spandex PLC subsidiaries.

When completed, the shared services initiative is expected to generate over $10.0 million in efficiency improvements and provide for improved customer satisfaction with product delivery and quality. However, there is no guarantee that this initiative will yield the results management expects. There are several risk factors involved with this initiative that may instead raise product costs, delay product production and service delivery, result in strained relations with the Company's employees, and create inefficiencies in our business. This initiative may also give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business.

The Company recorded restructuring charges of $5.0 million in the third quarter of fiscal 2002 attributable to employee separations in connection with its restructuring activities. The shared services initiative will require further restructuring actions, primarily employee separations, which the Company anticipates will result in further charges in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. The fourth quarter charge is expected to be approximately $1.5 million and is expected to represent approximately $5.0 million of the total expected operating efficiency improvements.

As of January 31, 2003, the Company was also in the process of implementing a number of actions to increase liquidity and enhance cash flow. These actions include refinancing its existing credit agreement (scheduled to expire on August 15, 2003), potential sale of some non-core businesses or assets, and further working capital reductions. The Company fully expects to secure new financing before the expiration date of the current credit facility and has engaged a leading bank to arrange the refinancing. The current credit facility requires the Company to reduce its indebtedness to $80.0 million by April 30, 2003; borrowings under the facility were at $97.7 million as of January 31, 2003. Thus, arranging the refinancing has a high priority.

RESULTS OF OPERATIONS

All prior period comparisons in the Management's Discussion and Analysis section of this quarterly report on Form 10-Q are made "as restated," reflecting the previously disclosed restatement of the Company's historical financial statements following a review of the Company's financial reporting. For more information, see Note 2 to the interim financial statements included in this quarterly report.

Revenues. Consolidated revenues increased $5.3 million (4.6%) to $122.0 million in the third quarter of fiscal 2003 and increased $3.5 million (0.9%) to $376.7 million in the nine-month period of fiscal 2003 compared to the same periods of the prior fiscal year. During the first nine months of fiscal 2003, foreign currencies had a favorable impact on the Company's consolidated results due primarily to the strengthening of the Euro and Pound Sterling in relation to the U.S. dollar. As a result of these favorable exchange rates, the Company's third quarter and first nine-month revenues were higher than in the comparable periods of the prior year. Holding foreign currency rates constant, consolidated revenues were lower. The table below reflects the percentage decrease in revenues for the third quarter and first nine months of fiscal year 2003 compared to the prior year comparable periods for the Company on a consolidated basis and for the two segments whose revenues were materially affected by currency effects.

Revenues	Third Quarter Fiscal 2003 vs. 2002	First Nine Months Fiscal 2003 vs. 2002
Consolidated	-3.0%	-4.5%
Sign Making & Specialty Graphics	-4.1%	-4.3%
Apparel & Flexible Packaging	-6.8%	-10.5%

Foreign currency translation had a minimal impact on the Ophthalmic Lens Processing segment's revenues.

Weak global economic conditions continued to affect demand for the Sign Making and Specialty Graphics segment's capital equipment products in the third quarter and first nine months of fiscal 2003, particularly in North America. In addition, this segment continued to be adversely affected by the market trend of customers increasingly opting for lower priced vinyl and inkjet aftermarket products rather than higher-priced, higher-quality vinyl materials.

The economic conditions also adversely affected demand for the Apparel and Flexible Materials segment's capital equipment products in fiscal 2003. In addition, this segment continues to be affected by the migration of apparel and furniture production from the United States and Europe to lower cost markets, primarily in the Far East, where the adoption of factory automation is nascent. The segment experienced increased business volume outside of the U.S. and Europe, primarily as a result of its increasing presence in Asia, which is allowing the segment to better serve growing Asian markets.

Third quarter and nine-month revenues were higher in the Ophthalmic Lens Processing segment due to incremental lens finishing equipment sales to large retail and discount chain customers. However, core equipment and aftermarket sales of the segment's products continue to be slow. Industry prescription volumes for the first nine months of fiscal 2003 declined from the corresponding period of the prior year.

Aftermarket supplies and service revenues continued to be steady in the third quarter and first nine months of fiscal 2003 and partially offset the impact of the lower capital equipment sales. The proportion of equipment sales, and aftermarket supplies and service revenues, to total revenues in the third quarter and first nine months of fiscal 2003 compared to the comparable periods of the prior fiscal year are reflected in the table below:

	Third Quarter		First Nine Months
% of Total Revenues	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
Equipment	37%	39%	35%	37%
Aftermarket supplies & services	63%	61%	65%	63%

Year-over-year sales increases of aftermarket supplies occurred in both the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments and decreased slightly in the Ophthalmic Lens Processing segment.

Overall, the geographic distribution of the Company's business was similar to a year ago; U.S. and Europe each represented approximately 42.0 percent of business, with the rest of the world accounting for the remainder.

Gross Profit Margins. The overall gross profit margins in the third quarter and first nine months of fiscal 2003 were 34.5 percent and 35.0 percent, respectively, compared with 35.0 percent and 34.7 percent for the comparable periods of the prior year, respectively. Margins on product sales were lower for the third quarter and first nine months of fiscal 2003, while margins on service revenue were lower in the third quarter and higher for the first nine months.

Decreases in the product gross margin occurred largely in the Sign Making and Specialty Graphics segment due to unfavorable factory overhead absorption associated with lower equipment production volumes, product mix favoring lower margin vinyl and aftermarket material products, competitive pricing effects, and losses incurred on the settlement of forward exchange contracts.

In the third quarter, product margins were also lower in the Apparel and Flexible Materials segment due to the lower revenue, a product mix favoring lower margin multi-ply cutting equipment products, competitive pricing effects, and losses incurred on settlement of forward exchange contracts. These unfavorable factors were partially offset by lower factory costs resulting from restructuring initiatives implemented in fiscal 2002.

Gross margin increases occurred in the Ophthalmic Lens Processing segment due to the higher sales volume and lower factory costs.

The decrease in service margins in the fiscal 2003 third quarter resulted from a shift in the allocation of service engineer labor from warranty, installation, and training activities to service contract activities. The higher service margins in the first nine months resulted from lower costs associated with the fiscal 2002 and 2001 restructuring initiatives, principally in the Apparel and Flexible Materials segment.

Selling, General & Administrative Expenses. Selling, general, and administrative (SG&A) expenses were 26.1 percent and 25.5 percent of revenue in the fiscal 2003 third quarter and first nine months, respectively, which is lower than the comparable prior third quarter period percentage of 26.6 percent and the same as the prior year nine month period. The unfavorable effect of foreign currency translation on the current fiscal year's SG&A expenses was more than offset by cost reductions associated with prior year restructuring initiatives. For the first nine months of fiscal 2003, incremental legal and other professional services costs associated with the U.S. Securities and Exchange Commission's investigation of approximately $2.6 million were offset by cost reductions from prior year restructuring initiatives.

Research and development (R&D) expense in the third quarter and first nine months of fiscal 2003 was $6.7 million and $19.5 million, respectively, compared to $6.4 million and $20.6 million in the comparable prior year periods. R&D expense was 5.5 percent and 5.2 percent of revenue in the third quarter and first nine months of fiscal 2003, compared with 5.5 percent in both of the prior year comparable periods. The steady level of R&D spending is the result of the Company's ongoing commitment to new product development so it is well positioned to leverage opportunities created by a sustained economic recovery.

Restructuring Charges. In the third quarter of fiscal 2002, the Company recorded pre-tax restructuring charges of $5.0 million associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were: Apparel and Flexible Materials $1.5 million, Sign Making and Specialty Graphics $1.0 million, Ophthalmic Lens Processing $0.3 million, and general corporate $2.2 million. The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for the Company's operating units. In the current fiscal year, the Company incurred cash outflows related to the fiscal 2002 program of $1.0 million, which was funded by cash generated from operations. As of January 31, 2003, the fiscal 2002 program was completed.

In the fiscal 2003 third quarter and first nine months, the Company reversed previously established restructuring reserves totaling $0.2 million and $0.3 million, respectively, before taxes. The reversal of these reserves was recorded in the Consolidated Statement of Operations as restructuring charges, which is where the reserves were originally recorded. See Note 4 of the "Notes to Consolidated Financial Statements" contained in this quarterly report and the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the SEC on August 27, 2002, for further discussion of the restructuring charges.

Write-Down of Assets. In the third quarter and first nine months of fiscal 2002, the Company recorded losses of $0.3 million and $0.4 million, respectively, to reflect write-downs of an asset classified as "held for sale." The asset was a building relating to the Apparel and Flexible Materials operating segment that was sold in September 2002 for $1.4 million, which approximated net book value.

Other Income (Expense). The third quarter and first nine months of fiscal 2003 included realized and unrealized foreign currency transaction losses of approximately $0.3 million and $1.4 million, respectively, compared to a gain of $0.1 million and a loss of $0.5 million in the prior year comparable periods.

Interest Expense. Interest expense in the third quarter and first nine months of fiscal 2003 of $2.0 million and $6.4 million was $1.1 million and $3.4 million lower, respectively, than the prior year comparable period balances due to both lower average debt balances and lower interest rates. The lower debt balances were the result of using proceeds from sale and leaseback transactions, anticipated asset sales, the sale of a discontinued operation, and operating cash flow to reduce borrowings under the Company's credit facility. The lower interest rate was caused both by reductions in LIBOR over the past year and the favorable impact of the Company's lower leverage ratio, defined in the credit facility agreement terms as debt outstanding divided by earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company's interest rate on borrowings increases or decreases based on changes in its leverage ratio.

Income Tax Expense. The rates for taxes on income from continuing operations in the third quarter and first nine months of fiscal 2003 were 6.4 percent and 23.3 percent, respectively, compared with a benefit of 21.8 percent and 19.6 percent in the prior year comparable periods. The third quarter rate reflects a cumulative adjustment to lower the Company's tax rate to 23.3% for the year as a result of greater benefits related to foreign tax planning strategies and increased earnings generated by international subsidiaries with lower effective tax rates. The higher rate for the first nine months of fiscal 2003 compared to the same period in the prior year was principally the result of an increase in the valuation allowance on certain foreign deferred tax assets in fiscal 2003. The lower effective tax rate for the year compared to the U.S. statutory rate of 35% was the result of tax benefits associated with foreign sales, R&D tax credits, and tax reduction strategies involving the Company's wholly-owned foreign subsidiaries.

Discontinued Operation. On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical) which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the three- and nine-month periods ended January 31, 2002 have been reclassified to reflect the effects of the discontinued operation. The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the nine-month period ended January 31, 2003 and $0.8 million and $0.2 million and $2.8 million and $1.0 million, respectively, for the three- and nine-month periods ended January 31, 2002.

Net earnings (loss). As a result of the above, net earnings in the third quarter and first nine months of fiscal 2003 were $1.5 million ($0.07 per diluted share) and $8.2 million ($.37 per diluted share), respectively, compared to net losses of $3.7 million ($0.17 per diluted share) and $115.5 million ($5.23 per diluted share), respectively, in the prior year comparable periods. The favorable impact of foreign currency provided $0.01 in diluted earnings per share during the third quarter of fiscal 2003 and $0.02 for the nine-month period of fiscal 2003 versus the prior year comparable periods. Excluding the income and a gain from the discontinued operation in the three-and nine-month periods ended January 31, 2003 and 2002 and the cumulative effect of an accounting change for goodwill recorded in the first quarter of the prior fiscal year, diluted earnings per share for the third quarter and first nine months of fiscal 2003 were $0.07 and $0.31, respectively, compared with a diluted losses per share of $0.18 and $0.07 in the prior year comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company's short-term liquidity at January 31, 2003 was adequate for its requirements and the Company expects that available cash and its existing credit facility will be sufficient to meet normal operating requirements over the near term.

At January 31, 2003, the majority of the Company's debt was classified as short-term borrowings since its credit facility expires within one year's time (August 15, 2003). The Company fully expects to secure new financing before the expiration date of the current credit facility and has engaged a leading bank to complete the arrangement. If and when an agreement is finalized, it is the Company's expectation that these short-term borrowings will be reclassified back to long-term debt. The Company expects that the new financing currently being discussed will meet its financing requirements for the next twelve months and beyond.

A risk to the Company is that it will not be able to secure alternative financing by the time the current credit facility becomes due in August 2003. The Company's existing credit facility provides that the Company reduce its commitment to $80.0 million on April 30, 2003; its indebtedness under the credit facility was $97.7 million as of January 31, 2003. The risk that the Company will not be able to repay amounts needed pursuant to this lower commitment level is significant. Should the Company not be successful with its current refinancing plans, additional financing may not be available on favorable terms, or at all, and may be dilutive to then-current shareholders. The Company may also require additional capital for other purposes not presently contemplated. If the Company were unable to obtain sufficient capital, it would be required to further curtail capital equipment purchases and research and development expenditures, further reduce employee headcount, and consider further asset and business sales, which could harm business. The Company believes that existing cash balances, anticipated cash flows, borrowings against its credit facility, and possible sales of non-strategic assets will be sufficient to meet operating requirements through August 15, 2003, subject to the Company's successfully arranging the refinancing of the Company's credit facility.

Financial Condition. The ratio of current assets to current liabilities was 1 to 1 at January 31, 2003 and 1.4 to 1 at April 30, 2002. Net working capital at January 31, 2003 was negative $4.6 million, a decrease of $54.8 million from the beginning of the fiscal year. The decrease in working capital and the ratio of current assets to current liabilities was primarily due to the classification of the Company's credit facility as a current liability, as well as the sales of three properties held for sale as of April 30, 2002. This was partially offset by lower accounts payable balances due primarily to the timing of vendor payments.

Net working capital included $4.0 million of assets held for sale at April 30, 2002. In the first six months of the fiscal 2003, the Company completed the sale of three properties previously included in Net Assets Held for Sale for combined net proceeds of $3.9 million, which approximated net book value.

Cash Flows. For the nine months ended January 31, 2003, operations provided $18.5 million of cash, which was essentially the same as the prior year comparable period. After adjusting for non-cash items such as depreciation and amortization, deferred income taxes, this year's gain on the sale of a discontinued operation, and the effect of the prior year's goodwill, restructuring and asset impairment charges, cash earnings this year were lower than the prior year. This was primarily the result of higher cash payments associated with the U.S. Securities and Exchange Commission's investigation in fiscal 2003. The lower cash earnings were almost completely offset by working capital improvements. Although the Company collected less cash from its customers this year because of the lower volume of business, lower inventory balances and this year's refund of taxes paid in prior years more than offset this effect. The lower inventory balances reflected the Company's progress in executing against its supply chain optimization initiatives.

Cash provided by investing activities was $7.9 million in the first nine months of fiscal 2003, reflecting primarily the proceeds from sales of assets previously held for sale of $3.9 million and from the sale of a discontinued operation of $6.6 million. These proceeds were used to reduce borrowings under the Company's credit facility. This compares to a source of cash totaling $12.2 million in the same period of fiscal 2002 resulting primarily from the sale and leaseback of three facilities including its headquarters in South Windsor, CT. Capital expenditures in the first nine months of fiscal 2003 totaled $1.8 million, a decline of $1.7 million from capital outlays in the year ago period. Maintaining high control over capital spending remains a priority in fiscal 2003 and the Company anticipates to pay approximately $3.0 million for capital expenditures for the full fiscal year. Funding for these capital expenditures is expected to come from cash on hand and cash from operations.

Cash used for financing activities of $27.5 million this year was primarily for net repayments of borrowings under the Company's credit facility. Cash was also used this year to pay for amendments to its existing credit agreement as well as payments associated with the refinancing of that facility.

At January 31, 2003, the Company had credit commitments from banks totaling $118.9 million under an amended multi-currency revolving credit facility. At January 31, 2003, borrowings under that facility amounted to $97.7 million. The Company's total debt at January 31, 2003 was $103.7 million, down $24.3 million from the April 30, 2002 balance of $127.9 million. Net debt (total debt less cash and short-term cash investments) was $86.8 million at January 31, 2003, compared with $111.7 million at April 30, 2002 and the ratio of net debt to total capital reduced to 45.3 percent at January 31, 2003 from 57.0 percent at April 30, 2002.

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

The credit facility also has covenants that limit the Company's ability to pay dividends and make investments while the Company's leverage ratio is greater than 2 to 1 and provisions that limit subsidiary indebtedness. At January 31, 2003, the Company was in compliance with the covenants; however, its leverage ratio was still greater than 2 to 1.

Because the Company's financial performance is impacted by various economic, financial and industry factors, it may not be able to satisfy the covenants in its credit facility. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facility. The Company believes it would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, the Company might be required to provide additional collateral to the lenders or make other financial concessions, including those that may be dilutive to existing shareholders. Furthermore, the Company's operating results and financial condition might be adversely affected if it were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

Pension Obligations. The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company will lower the pension obligation discount rate and the expected return on plan assets of the plans in the fourth quarter when the plans' funded status is finally measured. Upon final measurement using these adjusted economic assumptions, the Company expects to recognize a minimum pension liability through a non-cash after-tax reduction to shareholders' equity in the range of $8.0 to $14.0 million in the fourth quarter. Although the Company does not expect to be required to make cash contributions to the defined benefit plans next fiscal year, pension expense is expected to be higher because of the economic assumption changes.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to the Company's cash obligations or commercial commitments from those disclosed in its annual report on Form 10-K for the fiscal year ended April 30, 2002, as filed with the SEC on August 27, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. The most significant areas involving management judgments and estimates are described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the caption "Critical Accounting Policies" in the Company's Form 10-K filed on August 27, 2002 and below.

Pension Benefits
The Company's employee pension benefit costs and obligations are dependent on the Company's assumptions used by actuaries in calculating such amounts. These assumptions include salary growth, long-term return on plan assets, discount rates, and other factors. The salary growth assumptions reflect the Company's long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management's expectation of the current economic environment. The Company bases the discount rate assumption on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from the Company's assumptions are accumulated and amortized over the future working life of the plan participants. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company's pension benefits costs and obligations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including a rollforward of product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are effective for any guarantees that meet certain criteria under FIN 45 that are issued or modified after December 31, 2002. Adoption of the initial recognition and measurement provisions of FIN 45 did not materially impact the Company's financial position or results of operations. The disclosure requirements were effective for the Company during the third quarter of fiscal 2003, which are included in Note 13 to the Consolidated Financial Statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123" was issued. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for the Company for its fiscal year ending April 30, 2003 and subsequent quarters. Management does not expect the adoption of SFAS No. 148 to have a material impact on the Company's financial position or results of operation.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition, if any.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first nine months of fiscal 2003. For discussion of the Company's exposure to market risk, refer to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2002, filed with the SEC on August 27, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

Requirements

As a result of the recently enacted Sarbanes-Oxley Act (the Act), new requirements have been introduced by the SEC pertaining to management's responsibility for information included in periodic reports filed with the SEC and for controls and procedures related to compiling and reviewing such information. The rules adopted by the SEC to implement the provisions of Section 302 of the Act require the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company, in connection with its periodic reports filed with the SEC, to certify, among other things:

    the accuracy and completeness of the disclosures included in the Company's periodic reports;

    the existence of and evaluation of the effectiveness of the Company's "disclosure controls and procedures"

The Company's CEO and CFO are also required to disclose to the Company's external auditors and audit committee all significant deficiencies in the design or operation of internal controls and any fraud involving management or other employees having a significant role in the Company's internal controls identified as a result of their most recent evaluation of the disclosure controls and procedures.

In addition, the Company's CEO and CFO are required to certify their indication of any changes occurring subsequent to their most recent evaluation of the disclosure controls and procedures which could significantly affect the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Definitions

Disclosure controls and procedures relate to the Company's process of recording, processing, summarizing and reporting financial and non-financial information within specified time periods required by the SEC's rules and forms, for purposes of ensuring that the information is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Disclosure controls and procedures include internal controls over financial reporting, as well as controls designed to ensure compliance with SEC disclosure requirements beyond the financial statements.

Internal controls are procedures designed to provide reasonable assurance that the Company's transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported.

Professional auditing standards define reportable conditions as significant deficiencies that could have a significant adverse effect on the ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition where the internal control does not reduce to a relatively low level of risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Limitations on the Effectiveness of Controls

The Company's management does not expect that its existing disclosure controls and procedures or internal controls will prevent all error or fraud. A control system, regardless of how well thought out and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system will reflect economic constraints; the benefit of controls must be considered relative to the related cost.

Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, have been detected. Inherent limitations include failures in judgment and decision-making, as well as inadvertent error. Controls can also be circumvented by individuals, collusion of two or more people, or management override of controls. The design of any system of controls is also based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its objectives under all possible future conditions.

Scope of Evaluation and Conclusions

The Company's management, including the CEO and CFO, has implemented control procedures which are consistent with the Company's business and internal management and supervisory practices. In response to the requirements of Section 302 of the Sarbanes-Oxley Act discussed above, management designed and executed an evaluation of disclosure controls including identifying areas for further improvement and development either on a concurrent basis or for future periods. The evaluation included a review of the controls' objectives and design, implementation of the controls, and the effect of the controls on the information generated for use in the Company's periodic reports.

As a result of the evaluation described above, the CEO and CFO have concluded that the Company's disclosure controls and procedures are adequate to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis. In addition, no significant deficiencies in the design or operation of the Company's internal controls nor any fraud involving management or other employees having a significant role in executing internal controls were identified.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of filing of this quarterly report on Form 10-Q, there have been no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Section 302 certifications of the CEO and CFO appear immediately following the signature pages of this quarterly report on Form 10-Q. The reader is encouraged to review the certifications in conjunction with this disclosure for a more complete understanding of these matters.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 18, 2002, the shareholder class actions (Berger, et. al. vs Gerber Scientific, Inc., et. al.) brought in April 2002, and consolidated into a single action in June 2002, were voluntarily dismissed by the plaintiffs, with consent of the defendants, with the U.S. District Court for the District of Connecticut. This dismissal was without prejudice and it is possible these claims could be re-filed in the future.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Non-employee Directors Stock Grant Plan

From November 1, 2002 to January 31, 2003, the Company issued or committed to issue shares of its common stock to non-employee members of the Company's Board of Directors as follows:

  On December 31, 2002, committed to issue 6,466 shares pursuant to the Company's Non-Employee Director's Stock Grant Plan (the "Director's Stock Grant Plan").

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

(b)     Reports on Form 8-K

On December 10, 2002, the Company filed a Report on Form 8-K under Item 9, which contained certifications from the Company's Chief Executive Officer and Chief Financial Officer that the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2002 fairly presented, in all material respects, the financial condition and results of operations of the Company.

On December 10, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing the Company's fiscal 2003 second quarter results.

On December 18, 2002, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing that the shareholder class actions against the Company have been dismissed.

On January 7, 2003, the Company filed a Report on Form 8-K under Item 5, which contained a press release announcing that Edward G. Jepsen was elected to the Company's Board of Directors.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: March 14, 2003	By:	/s/ Shawn M. Harrington
Shawn M. Harrington
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

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

Date: March 14, 2003

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

Date: March 14, 2003

/s/ Shawn M. Harrington
Shawn M. Harrington Chief Financial Officer

EXHIBIT INDEX

Exhibit Index Number		Page

(15)*	Letter regarding unaudited interim financial information.

(99)*	Supplemental Segment Information.

*Filed herewith.