Form 10-K
period 2003-04-30
GERBER SCIENTIFIC INC
filed 2003-07-29
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One) Annual Report / X / or
Transition Report / /
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2003	Commission File No. 1-5865

GERBER SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

83 Gerber Road West South Windsor, CT	06074
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (860) 644-1551
=================================================================================

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    X     No         .

At June 30, 2003, 22,179,348 shares of common stock of the registrant were outstanding. On such date the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $131,167,574.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

  2003 Annual Meeting Proxy Statement (Part III)

GERBER SCIENTIFIC, INC.

Index to Annual Report
on Form 10-K
Year Ended April 30, 2003
PART I			PAGE

Item	1.	Business	6
Item	2.	Properties	43
Item	3.	Legal Proceedings	44
Item	4.	Submission of Matters to a Vote of Security Holders	45
		Executive Officers of the Registrant	45

PART II

Item	5.	Market for the Registrant's Common Equity and Related Stockholder Matters	46
Item	6.	Selected Financial Data	49
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	51
Item	7a.	Quantitative and Qualitative Disclosures About Market Risk	71
Item	8.	Financial Statements and Supplementary Data	72
Item	9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure	114

PART III

Item	10.	Directors and Executive Officers of the Registrant	114
Item	11.	Executive Compensation	115
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115
Item	13.	Certain Relationships and Related Transactions	115
Item	14.	Controls and Procedures	115
Item	15.	Principal Accountant Fees and Services	117

PART IV

Item	16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	117
		Signatures	119

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This annual report on Form 10-K for the fiscal year ended April 30, 2003, contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials the Company releases to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements within (or incorporated by reference in) this annual report can be identified by the use of words such as "believe," "expects" or "expected to," "intends," "foresee," "may" or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this annual report relate to, among other things:

    prospective product developments (and the timing of introduction), product development focus, and new business opportunities;
    developments with respect to product development and product introductions by competitors;
    demand for certain of the Company's products and services;
    methods of and costs associated with potential geographic expansion;
    restructuring initiatives;
    efforts to enhance organization responsiveness operating performance;
    regulatory and market developments, and the impact of such developments on future operating results;
    expected levels of growth or the future size (typically stated in revenues) of market segments or geographic markets, or future market conditions;
    growth opportunities for certain of the Company's products or in certain geographic markets;
    the availability of raw materials;
    future earnings and other measurements of financial performance;
    cost saving initiatives, including efforts to reduce working capital and headcount;
    future cash flows and uses of cash; and
    the outcome of contingencies.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1 of this annual report. We cannot assure you that our results of operations or financial condition will not be adversely affected by one or more of these risks.

GERBER SCIENTIFIC, INC.

PART I

ITEM 1. BUSINESS.

As you read this annual report on Form 10-K, please understand that when we refer to the Company we are referring to Gerber Scientific, Inc. and, unless we indicate otherwise, its wholly-owned subsidiaries.

Overview

Gerber Scientific, Inc. was incorporated in Connecticut in 1948. Gerber Scientific, Inc. is a leading provider of innovative, end-to-end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries. The Company conducts its business through three principal operating segments. Each operating segment and the principal subsidiaries within those segments are as follows:

Operating Segment	Principal Business

Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex Ltd.
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn Optical, Inc.

These operating segments, their principal products and services, description of their principal methods of distribution, and other information relevant to an understanding of their businesses follows.

In response to lower demand for our capital equipment and aftermarket products in fiscal 2001 and 2002 (see disclosure under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), we implemented a shared services initiative in October 2002, based partly on the successful restructuring program initiated in our Apparel and Flexible Materials business segment in fiscal year 2001. A separate organization, internally referred to as Gerber Scientific Operations (GSO), was created as part of the shared services initiative. To date, GSO has sought to optimize the supply chain across the entire Company by focusing on:

    inventory reduction;

    strategic purchasing;

    manufacturing and supply-chain optimization;

    real estate consolidation;

    continued implementation of an enterprise resource planning system, provided by SAP AG; and

    freight and logistics rationalization.

We are also seeking to improve third-party supplier delivery performance for both equipment and aftermarkets as part of the shared services initiative.

Through these efforts, we have made substantial progress in reducing the number of our vendors, consolidating shipping providers, moving inventory to shipping locations, reducing warehouse and office space by sharing facilities among our business segments, and rolling out SAP to various sites. These initiatives are expected to reduce costs, improve organizational responsiveness and customer satisfaction, and enhance operating performance.

With the creation of GSO and the pursuit of a company-wide shared services initiative to rationalize and optimize our operations, we have also changed our legal organizational structure as of April 30, 2003, the end of our fiscal year 2003. Specifically, we have merged Gerber Scientific Products, Inc., the U.S. arm of our Sign Making and Specialty Graphics business segment, with Gerber Technology, Inc., our Apparel and Flexible Materials business segment. The combined entity, a wholly-owned subsidiary of the Company, is now named Gerber Scientific International, Inc. Each of the component businesses continue to maintain its separate identity, using its former names - Gerber Scientific Products (GSP) and Gerber Technology (GT), respectively - without the nomenclature that denoted its prior separate corporate/legal organizational status (i.e., "Inc.").

As permitted by applicable U.S. Securities and Exchange Commission (SEC) regulations, information regarding the Company's measurement of segment profit or loss and segment assets, factors used to identify reportable segments, and the financial information required by Item 1 of Form 10-K relating to the reportable segments and geographic areas are included in Part II of this annual report on Form 10-K. See Item 8 and, specifically, Note 16 ("Segment Reporting") of the "Notes to Consolidated Financial Statements."

*************

The Company is organized under the laws of the State of Connecticut. Our principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074. Our telephone number is (860) 644-1551. Our website address is www.gerberscientific.com. On our website within the investors section, you can access, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers filing electronically, including the Company.

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products (GSP) and Spandex Ltd. (Spandex) comprise the Company's Sign Making and Specialty Graphics business segment. GSP develops and supplies computerized sign making and specialty graphics systems. Spandex, which the Company acquired in May 1998, is an international distributor of equipment and materials - sourced from GSP and other vendors - to the sign making and specialty graphics industry.

Gerber Scientific Products

Overview

GSP is a leading provider of integrated computerized design and manufacturing solutions for the sign making and specialty graphics industries, consisting of:

    software to design signs and graphics and to run imaging and cutting equipment;

    digital imaging systems;

    state-of-the-art aftermarket materials designed to maximize equipment performance and output;

    cutting systems (referred to in the industry as plotters or routers); and

    customer training, service, and other support.

GSP's products are characterized by easy-to-use, highly-reliable, highly-durable customized sign production in both process colors and the large palette of pure vibrant spot colors.

GSP's primary target market for its products and services is the small- to medium-size sign printing shops, typically operated by between 1-10 persons with yearly revenues in the range of $100,000 to $1,000,000. GSP's target end-use customers also include graphic arts professionals, printing chains/franchises (e.g., Kinko's, FASTSIGNS and Signs Now), major corporations and government agencies. GSP distributes its products through independent distributors and through Spandex. GSP offers the end-users of its products a combination of hardware and software engineering, materials, spare parts, an unparalleled distribution network and customer service that represents a distinct value proposition.

In the 1980s, GSP's thermal imaging and cutting systems revolutionized the sign making industry, which until then had been dominated by manual sign making systems. GSP's EDGE® thermal imaging system produces highly durable images (ideally suited for outdoor signage), intense or varied spot colors, and a high return on capital investment for sign shop owners who need an entry level system. The EDGE and the EDGE 2 (which was introduced five years ago) are extremely reliable pieces of equipment, as reflected by the degree to which they have historically held their value in the secondary market.

In recent years, thermal imaging has become a mature technology that has seen little technological advancement. In contrast, inkjet imaging systems have experienced significant technological advances. Until a few years ago, inkjet printing systems had been limited to either water-soluble ink-based systems, requiring a specially coated vinyl and over-lamination for protection, or higher priced, super-wide (in terms of printing width), solvent ink-based systems, primarily used by the larger commercial and screen printing shops. Today, with the price of lower-end inkjet systems being in the range of $15,000-$30,000 and with the advances made in inks and substrate materials, inkjet imaging systems are becoming more in demand. The past year has seen an increase of lower-priced solvent and slower drying eco-solvent inkjet systems with typical printing widths of 60 inches. The higher dots per inch (dpi) that inkjets are now capable of allow for the production of high quality and reasonably durable (with over-lamination) signage. In addition, on a per unit basis (critical for the typical low piece count sign shop order), the output is less expensive than thermal imaging. These developments, together with the lesser importance of durability for outdoor signage (reflected by the cycle for sign changes, down from approximately 5 years to 1-3 years), have contributed to a greatly accelerated rate of adoption of inkjet systems by the sign industry.

Notwithstanding the sign industry's transition to inkjet imaging systems, GSP believes that its end-use customers will continue to require both inkjet and thermal systems to serve the wide range of sign applications. GSP's current software strategy is to combine its "open architecture" software with its thermal imaging and inkjet printing systems, which will indirectly facilitate the sign shop owner's decision to own both types of digital imaging systems. GSP is also targeting small- to medium-size sign shops that are still not using any imaging system, which are estimated to be approximately 40 percent of the estimated 22,000 sign shops in the U.S. The retail printing chains and franchises represent another segment of the market for which there are opportunities for GSP's thermal imaging systems. These chains and franchises, which are accounting for an increasing percentage of GSP's revenues (particularly Kinko's), want outdoor durability and easy-to-use systems that do not involve the use of solvent inks.

The differentiator for the thermal imaging products are their production of durable (without the need for lamination) outdoor spot and process colors, which are extremely well-defined on self-adhesive vinyl. This makes thermal images ideal for applications such as pictures on the sides of vehicles and four-color pictures. In addition, the current inkjet systems still require more distributor expertise than thermal imagers due to the greater complexity of calibrating inks and substrate materials. Further, the use of solvent inks makes inkjet systems susceptible to ambient conditions and noxious odors, as well as jet nozzle blockages if used only intermittently.

Products

GSP's platform of fully integrated products allows end-users to seamlessly design and manufacture signs and specialty graphics. GSP's primary strengths are its:

    thermal imaging systems (i.e., the EDGE and EDGE 2), which are the leading imaging systems for small- and medium-size sign shops and the main driver of GSP's brand awareness; and

    its Matched Technology System™, which assures customers that GSP products (software, imaging systems, plotters, routers, and supplies) are all compatible. GSP's matched technology system involves the thorough testing of each of GSP's products for performance, accuracy, reliability, bonding, and durability to ensure seamless integration between GSP's software, imaging systems, plotters, and media products.

Software

GSP's software product offerings are used to design signs and specialty graphics and seamlessly manage every phase of the process from design to printing and cutting. GSP's software products are designed to drive its imaging and plotter products, to enhance imaging products' functionality and output, to improve production efficiency, to interface with other vendor imaging products, and to provide digital color matching when used with GSP's thermal and inkjet imaging products.

Digital Imaging Equipment

Thermal Imaging Systems

As disclosed above, one of GSP's primary strengths in the sign making and specialty graphics market today is its thermal transfer digital imaging systems, the EDGE and the EDGE 2, which are the leading thermal imaging systems for small- to medium-size sign shops. Both create continuous length, durable, professional quality text and graphics, including halftones, multiple colors and process four-color images directly onto sign vinyl. The EDGE delivers print resolution of 300 dpi and prints at 20 inches per minute, per color. The EDGE 2, an upgraded version of the EDGE, prints 300 or 600 dpi on material axis, 300 dpi on head axis, and prints up to 60 inches per minute, per color. GSP's large installed base of thermal imaging systems provides the opportunity to supply its end-use customer base with other equipment (plotters and routers), software, and aftermarket supplies.

In addition to GSP's EDGE products, GSP launched - in July 2002 (in Europe) and October 2002 (in the U.S.) -MAXX™ 2, a wide-format, thermal transfer digital imaging system that delivers print resolution of 300 dpi and can print on vinyls up to 34 inches wide. The MAXX 2 is a more technologically advanced version of the original MAXX, providing higher quality images and more reliable performance. It offers a robust, durable imaging solution without the use of hazardous solvents or over-laminates. Since its introduction, the MAXX 2 has been well-received by customers.  However, the MAXX 2 is a niche product designed for a limited number of applications.

Inkjet Imaging Systems

GSP has responded to the transition to inkjet imaging systems by selling, on an original equipment manufacturer (OEM) basis, an inkjet imaging system referred to as the Gerber Jetster™ under the terms of a distribution agreement with a leading manufacturer of inkjet imaging systems. The Jetster is designed to provide industry professionals with an extensive range of applications, accommodating media widths of 46 and 62 inches. The Jetster uses six colors, enabling the creation of a broad spectrum of colors and excellent spot simulation. The Jetster offers resolutions ranging from 180 dpi to 1440 dpi. It uses eco-solvent ink cartridges and does not require lamination for most applications to achieve customer desired point durability.

Plotters

GSP's plotters are used to cut the sign or graphic form from the vinyl substrate. GSP sells high speed plotters with automatic material loading and edge detection features (ODYSSEY™ XP), tabletop and sprocket fed plotters that can only be used with the EDGE and EDGE 2 (enVision™ plotters), and other plotters, one of which is sold on an OEM basis.

Routers

Routers are used to make 3-D cuts from materials such as wood or plastic. GSP's product offering includes both large and small formats to meet customer needs.

Aftermarket Supplies

GSP offers a wide range of aftermarket materials such as color foil cartridges and adhesive-backed vinyls, banner materials, and inkjet systems' inks.

GSP has a market leading position in thermal imaging foil cartridges. GSP's thermal imaging foils provide a wide variety of pure vibrant spot and process colors known for high durability and reliable performance. In April 2003, GSP introduced into all of its foil offerings the GerberGauge™ Foil, an innovative and proprietary measurement system for thermal transfer color foils designed to indicate the current levels of remaining foil inside the color cartridge.

GSP's foils are designed to produce durable, high-quality process color images on its thermal imaging products as well as to provide a wide range of colors that match popular vinyls, inks, and paint as one alternative to process color images. GSP has also designed foils that are compatible with specialty sign applications.

In vinyls, GSP has a modest total market share, consisting almost entirely of the higher quality cast vinyl products sourced from 3M.

In fiscal year 2003, GSP launched a new range of digital materials to support inkjet media and inks. These high-quality inkjet materials are being marketed under the ImagePerfect™ brand name.

Electronic Channel Lettering

GSP recently announced its first entry into the electrical signage market, which represents an estimated 50 percent of the sign market, with the launch of the Gerber NorthStar™ high efficiency lighting system in May 2003. The NorthStar, which was developed in collaboration with Teledyne Lighting and Display Products, a division of Teledyne Technologies, Inc., is a channel letter illumination system utilizing LED (light emitting diode) technology. The LED segment is estimated to represent only approximately 6 percent of the electric sign market today, but is expected to grow rapidly as the performance of LED systems improves. The NorthStar is designed to provide sign shops and their customers with a reliable, rugged, energy-efficient and safe indoor/outdoor alternative to neon. The NorthStar provides optimum letter brightness and longevity, with up to an 80 percent reduction in operating costs, lower maintenance costs, wider operating temperature range, high reliability, improved safety, and reduced electric shock potential. GSP intends to develop a series of products to enhance the simplicity and reduce the cost of manufacturing channel letters using LED's.

Strategy

GSP will look to enhance its market position by providing integrated and innovative products that optimize and facilitate the sign and specialty graphic design and manufacturing process and seamlessly follow through with superior service. The cornerstones of this strategy include acceleration of product development efforts to provide a complete product solution to the end-use customer, increased operational and distribution responsiveness and efficiency, and an expanded geographic sales reach.

Product Development

Enhance Core Thermal Imaging Franchise

GSP's initial wide-format thermal imaging system, the MAXX, was launched in 2000 but withdrawn from the market in 2001 due to unpredictable and unacceptably low production yields. GSP undertook a thorough technical review of the product in 2001 and 2002. This resulted in new component specifications (particularly printheads) and the development of production processes for improved manufacturability which were incorporated into the MAXX 2. The MAXX 2 completes GSP's thermal imaging product range, allowing GSP to focus a greater amount of resources on other product development efforts.

GSP continues in the development of advanced thermal imaging systems.

Increase the Range and Value of Aftermarket Supplies

Given the high-volume, highly consumable nature of thermal imaging foils, GSP intends to accelerate investment in new foils and promote the strengths of existing products. GSP has traditionally been a leader in the high-end cast vinyl market. Over the last few years, there has been a significant closing of the quality gap between high-performance cast vinyl material and lower-cost calendered vinyl. Going forward, GSP intends to focus on offering a more competitive vinyl range consisting of cast, calendered, digital (formulated for inkjet imaging systems), and specialty vinyl.

Increase Customer Satisfaction

GSP has made a renewed effort to improve operational performance and customer service. This has been evidenced by improvements in delivery of defect-free products and services, on-time delivery and response times to customer inquiries. The development of an online corrective action system for tracking and resolution of quality defects and complaints is also contributing to a greater level of customer service and responsiveness.

Lower the Cost Platform

GSP's drive to lean manufacturing improvements, designed to eliminate waste in the production processes and lead to a substantial reduction in manufacturing space and enhanced manufacturing quality performance and defect reduction, continued in fiscal year 2003. In the third quarter of fiscal year 2003, GSP began to benefit from the Company's shared services initiative through GSO and on May 1, 2003, GSP's manufacturing operations were combined with GT's as planned.

In coordination with GSO, GSP is in the process of implementing a number of cost-reduction initiatives with respect to its sourcing, conversion (i.e., the process of cutting the jumbo rolls of cast and calendered vinyls sourced from third-party suppliers), and distribution of aftermarket materials.

With the integration of manufacturing operations across the Company's business segments, the risk of delays in the introduction of new products and heightened quality control issues may, at least in the short-term, be heightened. The GSO management team will endeavor to facilitate the product development efforts of each of the Company's three business segments, while seeking to enhance production capacity utilization, work flow process, and cost effectiveness.

Expand GSP's Geographic Reach

At present, GSP sales are primarily to North America and Europe, which represented 89 percent and 9 percent of GSP's revenues in fiscal year 2003, respectively. High product prices and cost of output have been and remain issues outside of these geographic markets. However, as the Asian and Latin American markets increase their signage usage levels, there is an opportunity to further penetrate these markets if GSP can develop and introduce products at the right price points. If GSP decides to move ahead with an expansion of its geographic reach, GSP expects that it can be achieved through Spandex establishing a local presence.

Distribution

GSP distributes all of its products, supplies, and services through 66 independent U.S., distributors, 20 independent international distributors, and Spandex. GSP's U.S. distributors cover 165 locations in the U.S. in 45 states and represent 35 percent of all distribution outlets for small- and medium-size sign shops. GSP's top 15 U.S. distributors generated 79 percent of fiscal year 2003 total U.S. revenues.  GSP has long-standing relationships (10 - 20 years) with over 60 percent of these distributors. These relationships demonstrate a strong commitment to GSP's existing and future product lines. However, because of the transition to inkjet imaging systems and lower-cost calendered vinyls, GSP's products have represented a declining percentage of key distributors' sales in recent years. The agreements with GSP's U.S. distributors are subject to renewal on an annual basis.

Raw Materials

GSP sources critical materials from three primary suppliers. Cast vinyl is sourced from 3M, with whom GSP has a long-standing relationship. Thermal transfer foils are supplied by Kurz, a leading German provider of hot and cold roll foils for a wide range of industries. The thermal transfer printheads used in GSP's imaging systems are supplied by Kyocera, a Japanese company and worldwide leader in the manufacture of thermal heads for fax and bar code applications. No other supplier is significant.

Competition

There is no competitor in GSP's industry offering the comprehensive range of products and services offered by GSP. Nonetheless, GSP faces strong competition in almost all sub-segments of its business, particularly with respect to the sale of aftermarket materials.

Backlog

The backlog of orders considered firm within the Sign Making and Specialty Graphics business segment (which includes GSP and Spandex) at April 30, 2003 and 2002 was $249,000 and $1,089,000, respectively. Substantially all of the backlog at April 30, 2003, is scheduled for delivery in fiscal year 2004.

Intellectual Property Rights

GSP owns and has applications for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While GSP considers such patents and patent applications as a group to be important to its operations, it does not consider that any patent or group of patents related to a specific product or system to be of such importance that the loss or expiration of any one or more patents would have a materially adverse effect on its overall business.

Seasonality

GSP's sales of equipment and aftermarket materials are impacted by seasonality in the sign industry, which historically slows in cold weather months.

Employees

As of April 30, 2003, GSP had 321 full-time employees including 166 in manufacturing and service, 57 in marketing and sales, 66 in research and development, and 32 in corporate operations and administration. GSP is not subject to any collective bargaining agreements. GSP believes its relationship with its employees is good. GSP's success depends to a significant extent on the performance of its management and other key personnel.

Spandex Ltd.

Overview

Spandex, based in Bristol, England, is the largest international distributor of equipment and aftermarket materials (sourced from GSP and other vendors) and value-added services to the sign making and specialty graphics industry. In fact, Spandex is the only international distributor of a comprehensive suite of design and manufacturing equipment and supplies; other distributors tend to specialize in either one or the other. Spandex's distribution network extends to 15 countries within Europe, as well as Canada, Australia, and New Zealand. It serves over 31,000 customers.

Spandex has come to be perceived by its customers as the premier provider of high-quality products supported by outstanding and responsive customer service. However, the end-use market has been evolving - largely as a function of the transition toward inkjet imaging systems and lower-cost aftermarket consumables. Accordingly, Spandex must lower its cost structure to enhance its profitability, yet maintain the high level of customer service and responsiveness for which it is known.

During fiscal 2003, Spandex increased sourcing of equipment products from other manufacturers, which are sold on an original equipment manufacturer (OEM) basis. This was the result of the European market being ahead of the U.S. market in the transition to inkjet printers and digital materials and the lesser importance placed on sign durability in the European market.

Strategy

Lower the Cost Platform

Spandex perceives that fundamental changes in the sign making and specialty graphics industry require it to lower its cost platform. In recent years, the softening of the European economy has tempered demand for capital equipment and associated aftermarket consumables. As disclosed above, there has been a steady transition to lower-priced aftermarket supplies. In light of these market conditions, Spandex's current focus is on achieving efficiencies in internal operations rather than seeking to achieve significant revenue growth.

Spandex is in the process of implementing the SAP enterprise resource planning system to optimize its supply chain, consolidate warehouses, optimize inventory, modernize operations and logistics, centralize purchasing, and leverage the company-wide shared services opportunities. The backbone of this strategy is the rollout of SAP at all of its locations and its full integration into the company-wide system. Implementation of SAP should streamline operating costs and allow for a further consolidation of warehouses beyond that already effected, such as the recently completed movement of all warehouse stock in France to Germany. The warehouse consolidation effort is part of a larger strategy to shift from a country-based to company-oriented warehouse system. Spandex is also working with GSO to coordinate Spandex's purchases of equipment and aftermarket supplies from major suppliers.

At the beginning of fiscal year 2003, Spandex had eighteen locations in Europe, seven facilities in Australia, two in New Zealand, and nine in Canada. During the past fiscal year, Spandex closed a number of low-return operations and consolidated some offices with the Company's Apparel and Flexible Materials business segment.

The above-described actions are intended to enhance Spandex's customer service and organizational responsiveness, which remains its highest priority. However, there are risks associated with these measures. The SAP implementation will involve a major investment of time by key personnel, which may contribute to a loss of sufficient focus on marketplace developments and customer service levels.

Introduce New Products

Spandex is aggressively pursuing strategic OEM agreements with influential equipment manufacturers to continue to provide the latest technology to its customers (which traditionally have been early adopters), to increase its product offerings and to increase its penetration of new and existing market segments. Product failures or less-than-promised performance from OEM sourced products represents a significant risk to Spandex's reputation and operating results.

Spandex believes that there will be a greater need for consultative selling as the increased pace of technology makes it difficult for end-users to keep abreast of the latest products and as the competitive landscape changes. Spandex is in the process of implementing internal processes (referred to as "Colour to the Core") to ensure that all staff who interact with customers receive appropriate and effective knowledge-based training to ensure new and existing products and services are sold and supported effectively. Spandex can add value through its product knowledge, particularly through calibration expertise - that is, ensuring a proper matching of equipment, software, and aftermarket materials, which is a larger issue with inkjet imaging systems.

Capture Additional Aftermarket Materials Market Share

In conjunction with the appetite its customers have for new equipment, Spandex is aggressively pursuing a strategy to grow its market share of the associated aftermarket consumables stream, including digital materials. In fiscal year 2003, 84 percent of Spandex's revenues were derived from the sale of aftermarket materials and value-added services. As of the beginning of fiscal year 2004, Spandex intends to augment its new line of digital materials with self-adhesive vinyls of Ultramark, a wholly-owned manufacturer of calendered vinyl materials.

Distribution Relationships

Spandex acts as a distributor, in some instances on an exclusive basis in certain territories, for a number of different equipment and aftermarket consumables suppliers. These suppliers place a high value on the reach of Spandex's distribution network and its "go to market" ability.

Many of these suppliers also employ direct sales forces which can lead to intense competitive situations. Spandex strives to maintain open lines of communication with its major suppliers, providing input to enable the delivery of best value to the end-use customer.

Competition

As the only provider of a comprehensive suite of equipment, materials, and services, Spandex's direct competition has historically been minimal. With vinyl materials having become more of a commodity product, and as price and delivery times are considered key purchase criteria, the competitive landscape has changed.  Spandex competes head-on with very large commodity distributors, including Buhrmann (of Holland), Igepa (of Germany) and Antalis (of France).

Employees

As of April 30, 2003, Spandex had 640 full-time employees (plus 60 part-time/temporary staff), including 304 in sales and marketing, 297 in manufacturing and service, and 99 in corporate operations and administration. Spandex is not subject to any collective bargaining agreements with its employees and believes that its relationship with employees is good. Spandex's success depends to a significant degree on the performance of its management and other key personnel.

APPAREL AND FLEXIBLE MATERIALS

Overview

Gerber Technology (GT), the Company's Apparel and Flexible Materials business segment, is a leading global developer of advanced computer-aided design (CAD) and computer-aided manufacturing (CAM) systems used in the design and production of apparel, furniture, transportation interiors, and technical textiles and composites. GT offers a comprehensive suite of products that can be used in an integrated platform throughout the entire design and manufacturing process, including:

    product data management (PDM) software, used to facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials' designers, raw materials suppliers, the makers of the materials, and retailers;

    conceptual design, CAD pattern-making and marking/nesting software;

    pattern design digitizers and plotters, used to draw designs on industrial width paper, to be placed on fabric or other materials in preparation for cutting;

    CAM material spreading and single- and multi-ply cutting systems;

    spare parts; and

    comprehensive support and maintenance services for its software and equipment.

The table below indicates the percentage of GT's fiscal year 2003 orders for new equipment and software derived from each of the principal industry segments which make use of GT's products:

Segment	% of FY 2003 Orders
Apparel	75%
Furniture	7%
Transportation interiors	7%
Technical textiles and composites	11%

GT has over 14,000 customers worldwide, including the market leaders in each of the four key industry segments it serves. GT's ten largest customers average less than 10 percent of sales in a given year; no single customer accounts for greater than 2 percent of GT's revenues.

In the last decade, the most significant development of relevance to GT's business has been the migration of flexible materials making/manufacturing operations from the U.S. to lower labor cost areas, such as China, India, Vietnam, Sri Lanka, Bangladesh, Mexico, Guatemala, and El Salvador. Western Europe has also experienced a dramatic shift of its apparel production to Eastern Europe, Asian, and Middle Eastern markets. Although technological developments have dramatically reduced design times and other aspects of the apparel and flexible materials production process, there have been no revolutionary improvements in sewing systems to join fabrics. As a result, the manufacture of garments, a labor intensive process, has shifted to lower labor cost locations. According to industry analysts, U.S. manufacturers now produce less than 30 percent of apparel sold in the U.S. In 2002, the U.S. imported over $68 billion in apparel products; U.S. production was roughly $28 billion, including production intended for export. The expectation is that over the next few years the remaining flexible materials manufacturers in the U.S. will limit their production to items requiring specialized fabric or shorter runs for just-in-time delivery to accommodate niche markets.

To date, there has been a slower rate of automation in the lower labor cost countries to which apparel and flexible materials production has migrated. There have been a number of reasons for this, the most important of which is the relatively large initial investment required. Another cost-related factor is the interruption of the production process necessitated by taking factory workers off-line to learn how to use automated systems. In addition, there has been a lack of integrated systems in these markets that address all aspects of apparel and flexible materials production.

The slower rate of automation has had a negative effect on GT's operating results over the past several years. This has been exacerbated by the weak economic conditions in developed markets, particularly the U.S., Europe, and Japan. At the same time, these markets have been characterized by discount retailers taking market share from traditional distribution channels, such as department stores and the specialty retailers, resulting in pricing and margin pressure on apparel manufacturers.

However, there are a number of developments that are expected to contribute positively to the adoption of automation in the next several years, including:

    the accession of China into the World Trade Organization (WTO);

    the agreement by members of the WTO to eliminate trade quota restrictions on textile and apparel imports as of January 1, 2005;

    the increasing degree to which apparel retailers are insisting on working with offshore contractors that have computerized pattern-making capabilities;

    a burgeoning "full package" phenomenon in the garment industry (i.e., offshore garment manufacturers handling more front-end design work); and

    the increase in domestic apparel consumption and production in emerging market countries.

These developments are expected to hasten manufacturing outsourcing, lead to consolidation among garment makers, and increase the demand for automated equipment as manufacturers seek to capture the savings in the cost of production (estimated at between 10-15 percent, including savings in fabric of 5-7 percent) to survive in an increasingly cost-competitive global market. GT is well-positioned to address these industry trends.

Products

GT's products assist in and accelerate the coordination of product development, design, costing, manufacturing and merchandising, and reduce staffing needs and time-to-market.

Software

Product Data Management Software

Product data management (referred to in the industry as "PDM") software systems enable the communication of product details (such as measurement specifications and construction details) among suppliers, contractors and retailers; timely transmission of product information and raw materials; and the documentation of the product development process, production and quality requirements, manufacturing sources, prices and lead times. In light of the greater extent to which design and manufacturing processes are occurring at geographically separate locations (as well as the periodic disruption of international travel as a result of international conflicts, the SARS virus, etc.), PDM software offers what are expected to be increasingly important advantages: a reduction in the margin of contractor error and in delivery delays, increased product quality, and, perhaps most importantly, getting products to market more quickly - of critical importance in the apparel industry with its relatively short fashion cycles.

Conceptual Design Software

GT's conceptual design software allows a designer to design and create apparel and other flexible materials products on a computer screen.

Fashion Studio, a leading conceptual design software system provides significant enhancements over the Artworks Studio products it replaces. Fashion Studio became part of GERBERsuite™ (GT's comprehensive, integrated suite of hardware and software products) in March 2003. Fashion Studio enables the designer to sketch or scan styles, and conceptualize potential designs using an array of electronic tools and color palettes. The software also enables the design of custom fabrics, with the designer seeing progress on a real-time basis. Prints can also be scanned into a computer and reworked easily. Fashion Studio allows users to create catalogues and perform other merchandising functions.

CAD Pattern-Making and Marking/Nesting Software

GT's pattern-making and marking/nesting software automates the design, pattern-making, pattern-grading (sizing), and marker-making functions. Pattern makers can use GT's AccuMark™ pattern design and grading software to draft and digitize new patterns and replicate existing garments. In addition, the software enables the automatic generation of markers that maximize the efficiency of material utilization, prior to the cutting process. AccuMark V8, GT's latest release of this software introduced in May 2003, enhances productivity, simplifies data conversion operations, and improves data reliability across networks. AccuMark V8 includes a new problem report and enhancement utility, making it easier for the user to suggest improvements, ask technical questions, or report software issues directly via the Internet. Currently more than 10,000 of GT's customers utilize the AccuMark software, with a total of 23,000 licenses across multiple industries. The degree of CAD system penetration is key in GT's industry, as historically over 95 percent of customers who buy a CAD system eventually buy material cutters from the same manufacturer.

Plotters

Once a design is complete, GT's plotters are used to draw designs on industrial width paper, to be placed on fabric or other materials in preparation for cutting. GT currently markets the Infinity™ family of thermal inkjet printers, designed in coordination with Hewlett-Packard, and a range of pen plotter systems.

CAM Material Spreading and Cutting Systems

GT's spreading and cutting products are designed to reduce previously labor intensive functions, material wasting, and assembly error.

GT's GERBERspreaders™ deliver tension-free spreading of materials at speeds of up to 100 meters per minute (110 yards per minute). Its GERBERsaver™ Flaw Management System is available as an option to help maximize material utilization during the spreading process.

GT's cutting systems enhance cutting room efficiency by accurately cutting parts out of single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass, and advanced composites, quickly, efficiently, and with more precision than the traditional methods of hand or die cutting. Its single-ply GERBERcutters®, which are generally used in industrial applications, can quickly and accurately cut a wide variety of materials. Its medium- and high-ply GERBERcutters are designed to cut up to 7.2 centimeters (3 inches) of compressed fabric height. All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for maximum quality and output and "Zoned Vacuum Intelligence" to hold material firmly in place to improve cut quality and reduce overall power consumption. GT also markets its Taurus™ Leather Cutter, automated computer numerically controlled (CNC) cutting equipment with color hide scanning, flaw capture, and multiple nesting packages.

Strategy

Virtually all of GT's business strategy, including its product development focus and efforts to increase internal operating efficiencies, has been and will continue to be influenced by the trend represented by the migration of flexible materials making and manufacturing operations to lower labor cost areas. GT views the emerging market countries in Asia, Latin America, and Eastern Europe as key growth drivers of its business. The manufacturing that has moved overseas still tends to be manual in nature. Moreover, as these countries become wealthier, their populations are expected to consume more apparel and automotive products.

Invest in Key Growth Markets

GT will continue to invest in areas of growing garment production such as China, India, Turkey, Eastern Europe, and Mexico. GT's management believes these markets will be the primary source of incremental revenue for the foreseeable future. Despite the growth in manufacturing outsourcing to emerging market countries and the continued increase in domestic apparel consumption and production, there has been a significant lag in the adoption of automation in these markets. This represents an opportunity for GT, particularly as competition intensifies within and among the lower labor cost garment manufacturing countries. Even in low labor cost areas, the ease with which garment manufacturing operations can be relocated from country to country contributes to the inevitability of automation, with its savings in fabric, elimination of production bottlenecks, and improvement in quality, to compete in a quota-free, global market.

China is the world's largest apparel producing nation and the fastest growing market. Estimates of current production approach $100 billion, with the expectation that this will exceed $150 billion by 2010. There are roughly 30,000 sizeable garment makers in China. In February 2003, GT announced the opening of a sales and service office in Ningbo, China. The opening of this office brings the total number of GT locations in China to 15 (including four independent agents), the most of any producer of CAD/CAM apparel manufacturing products. Ningbo is a key city for apparel manufacturing, where GT currently serves many prominent customers.  GT has more than 1,250 customers operating nearly 5,000 systems and workstations in Greater China.

GT has identified India, where it has approximately 300 customers, as another important growth market. The government of India recently removed all quantitative restraints on the export of apparel and textiles, and announced additional concessions to help these industries compete globally. A $6 billion industry today, India's garment exports are expected to grow to $25 billion by 2010. For the past 12 years, GT has had a presence in India through its agent, India Industrial Garment Machines Pvt Ltd., which has nine sales and service offices around the county. In January 2003, GT opened a regional headquarters in Bangalore, India, to provide sales, consulting, and technical support operations in Sri Lanka, Bangladesh, Pakistan, the United Arab Emirates, Kenya, Mauritius, Madagascar, and South Africa. Apparel exports from South West Asia, the Middle East, and sub-Saharan Africa currently exceed $20 billion. This figure is expected to double over the next few years, fueled by the elimination of quotas on textile and apparel imports as of January 1, 2005.

In Mexico, GT increased its total number of offices to seven (including five independent agents) in the past fiscal year. It also expanded its customer service operations in Central America with the opening of a full-service center in Honduras. GT provides approximately 60 percent of all CAD/CAM systems installed in Mexico and more than 60 percent of the systems in Central America.

GT's management perceives that the opportunities in the emerging market countries are not limited to the developments in their apparel industries. The manufacture of transportation interiors is becoming more significant in these markets, as automobile companies, in particular, establish local manufacturing operations to address domestic growth opportunities. Upholstered fabric and leather furniture are indicating a trend to cut-and-sewn kits being produced in these markets for export to the developed countries for final assembly. Composites and technical textiles also show growth in emerging markets as companies license foreign manufacturers to comply with local content requirements. Smaller companies in these market segments in the developed countries are increasingly able to afford automation.

Optimize the Product Portfolio

GT continues to focus on providing leading edge technology as an integral part of providing automation solutions to its customers. While the majority of products offered within GERBERsuite have been designed and developed by GT, integration, marketing, and distribution alliances with other world-class suppliers allow the delivery of what, for GT, are niche products that complement GT's core offerings and enhance its provision of complete end-to-end solutions to GT's customers.

In line with GT's strategy of investing in key growth markets, GT is developing a number of products for specific regional markets, complementing those of a more globally-oriented nature. Early in the past fiscal year, GT launched several new products, including Accumark AE (a new edition of GT's AccuMark software designed and launched specifically for the Chinese and Indian markets and now available worldwide) and GT 1000 (a new GERBERcutter for the Japanese made-to-measure tailored apparel market). GT's strategy is to pursue development of simpler, more intuitive products with lower price points targeted for the emerging market countries. This is critical given the observed growth of low-end competitive products in China, India, and Eastern Europe, particularly CAD systems. At present, these low-end products tend to be local in their distribution, but are expected to have a wider geographic distribution in the foreseeable future.

With the acceleration in the pace of introduction of new products and upgrades in GT's industry, GT is turning to Internet-based and other solutions to enhance the provisions of customer training for its new products.

Enhance Internal Operating Efficiency

GT has essentially completed the restructuring and re-engineering of its business, which began in fiscal year 2001. To date, GT has focused on streamlining its operations along functional lines to deliver better value to customers. As part of this process, GT has consolidated its manufacturing operations, centralized backroom functions, consolidated its sales management team and repositioned its sales resources worldwide (to grow its presence in emerging markets), and created a global product management function.

In fiscal year 2001, GT combined its pre- and post-sale customer support requirements into a single business unit responsible for top and bottom line growth. This served as the foundation for GT's comprehensive customer support initiative, referred to as "Customer First," implemented in fiscal year 2002. This initiative now includes, as of fiscal year 2003, GERBERnet™. GERBERnet is a new customer service portal which provides Internet-based tools to improve productivity. GERBERnet includes software updates and downloads, online parts ordering, a technical information library, and previously-owned equipment auction site.

In fiscal year 2003, GT made significant operational improvements by integrating manufacturing, customer service and information technology operations into GSO, as part of the company-wide shared services initiative.

Distribution

GT's products are sold through its worldwide direct distribution and service network (which accounted for roughly 80 percent of fiscal year 2003 revenues) and through offices, independent agents, and distributors in over 115 countries. GT's management is aware that employing a direct sales model in certain regions would likely increase its overall direct revenue, but believes that GT's long-standing agent and distributor network, staffed with knowledgeable individuals who speak the local language and understand the particular challenges and opportunities of their markets, represents an asset, from the perspective of GT and its customers.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts, and equipment from numerous suppliers. Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing. In some cases, GT uses only one source of supply for certain materials, but to date GT has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect GT's business. GT's management believes that, if required, it could develop alternative sources of supply for the materials it uses. In the near term, GT's management does not foresee that the unavailability of materials, components, or supplies from any particular supplier would have any material adverse effect on its overall business.

Competition

GT is the leading worldwide supplier to the apparel and flexible materials industries of computer-controlled material cutting systems, PDM and pattern-making software, and grading and nesting software.  There is competition in each of these markets and certain competing companies from Europe and Japan are significant suppliers in their respective regions. However, only one European company approaches GT's range of products and breadth of distribution network such as to be able to compete on a truly worldwide basis and support key global accounts as they migrate production and sourcing around the world.

Backlog

The backlog of orders considered firm within the Apparel and Flexible Materials business segment at April 30, 2003 and 2002 was $26,205,000 and $27,284,000, respectively. Substantially all of the backlog at April 30, 2003 (the majority of which stems from service contracts) is scheduled for delivery in fiscal year 2004.

Intellectual Property Rights

GT owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While GT considers such patents and patent applications as a group to be important to its operations, it does not consider that any patent or group of patents related to a specific product or system to be of such importance that the loss or expiration of any one or more patents would have a materially adverse effect on its overall business.

Government Regulation

GT is not directly subject to government regulation that is material to its business. However, its business has been and will continue to be affected by trade laws and regulations pertaining to the apparel and textile industries.

As noted above, members of the World Trade Organization (WTO) have agreed to eliminate quota restrictions on textile and apparel imports as of January 1, 2005. However, a special textile safeguard was included as part of China's accession to the WTO which allows other WTO members to re-impose quotas on Chinese imports through 2008. The U.S. Department of Commerce recently published procedures the U.S. will use to implement this safeguard. These procedures differ from other major U.S. trade remedies in that they will allow component producers (i.e., textile companies) to file petitions requesting quota restrictions on a finished product (such as apparel). Other major trade remedies allow only the producer of a "like product" to petition for relief. Therefore, it is likely that the textile companies will petition for import relief even if new quota restrictions are not supported by the apparel producers, which have been increasingly moving their operations offshore. The major trade association representing textile companies, the American Textiles Manufacturers Institute, has indicated that it will seek quotas on a number of apparel and luggage products for which quotas have already been phased out.

U.S. textile and apparel companies have focused in recent years on structuring the quota and tariff benefits of regional trade arrangements (such as the North American Free Trade Agreement and the Caribbean Basin Initiative) to favor production using U.S. components. For much of the past decade, these arrangements resulted in Mexico and the Caribbean nations being the top apparel suppliers to the U.S. market, despite lower labor costs in Asia. However, as the quota restrictions are eliminated, Asian countries (and China in particular) can be expected to take away market share from the Western Hemisphere. In the short term, this has resulted in an increased number of trade cases against Chinese imports. In the longer term, a level of support may be built within the WTO for negotiation of some sort of quota regime to replace the current regime. It is not possible to predict what effect, if any, these regulatory developments may have on GT's business.

Employees

GT operates through 15 wholly-owned subsidiaries and more than 70 long-standing independent representatives, agents, and distributors. As of April 30, 2003, GT had approximately 800 full-time employees. With the exception of its Ikast, Denmark facility, GT is not subject to any collective bargaining agreements and believes that its relationship with employees is good. GT's success depends to a considerable degree on the performance of its management and other key personnel.

OPHTHALMIC LENS PROCESSING

Overview

Gerber Coburn Optical, Inc. (GC), the Company's Ophthalmic Lens Processing operating segment, is a global market leader in its roughly $600 million industry. GC's equipment, software, consumables, systems, and accessories are utilized in all aspects of processing both single- and multi-vision prescription eyewear. GC's product offerings include the components required to process an entire prescription, including computerized prescription entry, lens blocking and surfacing, lens fining and polishing, lens cleaning and scratch-resistant coating, lens edging, and lens inspection equipment. The individual systems can be used with other manufacturers' equipment or can be combined in a complete system managed by GC's processing software. GC also provides maintenance services for a substantial portion of the systems it sells and derives additional revenues from the sale and distribution of spare parts and aftermarket consumables such as surfacing and fining pads, tinting chemicals, scratch-resistant coatings, and miscellaneous tools. GC sources consumables from third-party suppliers and performs certain value-added operations prior to sale.

The worldwide market for eyewear and eye care goods is estimated to be more than $50 billion currently, with the U.S. representing the largest market at more than $20 billion. The percentage of eyeglass-wearers differs markedly in the various geographic areas. In the U.S., it is roughly 60 percent; in Europe (including Central and Eastern Europe), 37 percent; and in other areas of the world, 17 percent. Historically, outside of North America, Europe, and Japan there has been little demand for GC's products due to the absence of sufficient eye care infrastructure, including eye care practitioners prescribing complex lenses. Lenses that need only one correction, for nearsightedness or farsightedness, typically do not need to be processed on equipment such as that offered by GC, with the exception of GC's edging equipment. However, as worldwide eye care infrastructure improves, these other geographic markets represent a growing base of consumers who are expected to increasingly purchase more sophisticated eyewear.

GC's customer base consists of:

  wholesale optical lens production laboratories;

  retail eyewear chains and central processing laboratories; and

  independent eye care practitioners - ophthalmologists, optometrists, and opticians (the 3 Os) who perform their own in-office lens processing.

The composition of GC's customer base varies in the different geographic markets. The European and Japanese markets are similar to the U.S. in that there is a combination of optical retailers (although not as prevalent as in the U.S.), wholesale laboratories, and independent eye doctors. However, the central processing laboratories in these markets are primarily large laboratories owned by the lens manufacturers. In recent years, the U.S. ophthalmic lens industry has been characterized by acquisition and consolidation of independent wholesale laboratories. Leading lens manufacturers such as Essilor International, Hoya, and SOLA International, seeking to enhance their distribution systems to eye care professionals, have been acquiring previously independent wholesale laboratories. GC's historic strength has been with the 3 Os and the smaller independent wholesale laboratories.

According to Essilor International, the worldwide ophthalmic lens market has a long-term growth rate of about 4 percent per year, comprised of both volume growth and product-mix growth. The volume growth is being fueled by the aging of the population, unfulfilled needs (particularly outside the U.S. and Western Europe) and rising living standards. The over-45 population is expected to represent 31 percent of the total population by the year 2025. At 45, presbyopia (a visual condition characterized by loss of elasticity of the lens of the eye causing defective accommodation and inability to focus sharply for near vision) is inevitable. Indeed, nearly 95 percent of people over the age of 45 require some form of corrective eyewear. The product-mix growth reflects an increased consumer interest in premium lenses, such as polycarbonate (shatter resistant) lenses and high-index materials for making thinner, even lighter and more transparent lenses, with greater ultraviolet (UV) protection, shock and anti-scratch resistance, and progressive lenses (i.e., no line bifocals).

To date, advances in corrective laser surgery have not dampened the demand for eyeglasses. The number of LASIK (Laser in-situ keratomileusis) procedures is reported to have soared in the 1990's (peaking in 2000 at 1.4 million), but contracted by 8 percent in the 2001-2002 period due to consumer fear and evidence of side effects. The number of vision correction surgery patients in 2001 represented 0.8 percent of the 169 million people with refractive vision conditions in the U.S. Wavefront technology, a powerful diagnostic technology, offers the promise of giving eye care professionals a new window into the imperfections of the human eye, enabling the customization of laser treatments to yield unparalleled results. However, GC's management does not believe LASIK surgery presently poses a threat to its business for several reasons:

(1) Most people who have had the surgery have been contact lens wearers.

(2) LASIK corrects either far or near-sightedness, but not both. As disclosed above, GC's products are designed for lenses with sophisticated compound curves. Its products are generally not needed for single vision corrective lenses, which currently represent approximately 75 percent of the total corrective lens market.

(3) LASIK cannot reduce the impact of aging on the eye, such as the occurrence of presbyopia.

An estimated 90 percent of the current world market for corrective lenses is a replacement market, with an average 3-year frequency cycle. However, this cycle is very much dependent on overall economic conditions. When general economic conditions are weak, eyeglass wearers tend to postpone visits to their eye care professionals. This can adversely affect prescription volumes for spectacle lens eyewear and, in turn, sales of GC's capital equipment products and aftermarket consumables.

Products

GC's products reduce the time and steps needed to process complex lens prescriptions. The benefits of GC's comprehensive solutions include:

    a reduction of production steps;

    lower manufacturing costs per square foot;

    a reduction in staffing needs;

    minimal optical knowledge required by laboratory staff;

    a clean work environment;

    a reduction in lens and equipment breakage;

    improved lens quality;

    a reduction in staff training cycles;

    a reduction in operating errors; and

    elimination of toxic metals and coolants.

Software

GC's software is the backbone of GC's comprehensive solutions, especially for small laboratories. From simple remote tracing with GC's Innovations™ Lite software to a more comprehensive software package such as its Innovations Lab software, GC can provide any level of software necessary to run an optical laboratory. GC provides on-site software installation, training, and support.

Equipment

Prescription lenses are generally processed in two ways. One method entails the use of a "stock lens," with the patient's prescription already existing on the lens, that is finish "blocked." Blocking is a process that orients the lens curve to match the prescription. A block, a tool that is used to hold the lens during processing, is then attached to the lens. This blocked lens is then "finished" or edged to match the shape of the frames. The shape of the frame has been "traced" in a tracer which digitizes the measurements and then communicates them to an edger.

The other method starts with a semi-finished stock lens. The lens is surface blocked and has a curve "generated" on the backside to match the desired prescription. This curve is cut into the lens by a generator. A generator is a computer numerically controlled (CNC) machine that uses logarithms to calculate the tool path required to generate the curve. This process can create single vision or multi-focal lenses. The lens generating process creates a lens that is not optically clear. This "cut" lens is put through a fining and polishing process. The fining and polishing process uses abrasive pads and polish to smooth cutting marks out of the lens. The lens is then de-blocked and ready for coating or finishing.

GC's equipment offerings consist of surfacing equipment (i.e., blockers and generators), finers and polishers, finishing equipment (i.e., tracers and edgers), cleaning and coating equipment, and lens inspection equipment.

Surfacing Equipment

GC offers a range of surfacing equipment which uses computer control to create precise curves on the lenses. GC's lens surface generator offerings include products for high-, mid-, and low-volume manufacturing environments as well as a generator for glass and other lens materials. GC also offers blocking products designed for high throughput manufacturing environments. In addition, GC sells its Gemini™ lens processing system, comprised of two primary components, the Hexapod and the Clarifyer.  Gemini eliminates hard laps and polish from the lens surfacing process and produces a more exact patient prescription.

Finers and Polishers

The fining process involves the use of abrasive pads to smooth cutting marks out of the lens; polishing involves the use of a liquid slurry to polish the lens to an optically clear finish. Through the use of microprocessor programming, GC's systems automatically select the best processing times and pressures for all lens materials including CR39, polycarbonate, high-index, and glass. The degree of precision is supported by a mechanical design providing optimized fining and polishing orbits, and durability for a long production life. GC's current product offerings address the needs of customers in each of its market segments.

Coating Equipment

GC's environmentally-friendly, scratch-resistant coating process eliminates waste and reduces operator exposure to coating materials.

Finishing equipment

GC sources most of its lens finishing technology from Essilor International. GC's finishing products are designed to meet the needs of ophthalmic laboratories of all sizes and production levels. GC offers a wide range of finishing equipment.

Lens Inspection Equipment

Lens inspection equipment is used to test the quality and accuracy of the lenses produce.

Full Service Laboratory Equipment

GC also sells a complete ophthalmic lens processing system, Premier Lab™. Premier Lab is a compact, full service laboratory for processing CR39, high-index, and polycarbonate lenses. A Premier Lab includes a frame tracer, a blocking system, a surface generator, a finer/polisher, a coating system, and a finishing system.

Strategy

GC's current business strategy reflects an awareness of the need to continuously update its product offerings to keep up with technological advances that further streamline ophthalmic lens processing (e.g., advanced surfacing technologies such as cut-and-coat and cut-and-edge, new forms of lens casting and laminating) and ensure that its products are aligned with evolving market needs. This is absolutely critical to GC in maintaining its brand name and reputation for delivering innovative, high-quality products in a timely manner. GC also plans to continue to develop strategic alliances. In addition, certain elements of its business strategy and planning are prompted by key industry trends and developments briefly described in the "Overview" above. The principal components of GC's strategy are as follows:

Strengthen/Broaden Product Offerings

GC has identified market opportunities in a number of areas (including larger optical laboratories which have become increasingly important as a result of industry consolidation) and is moving quickly to capitalize on these through a combination of internal product development, strategic alliances, and distribution arrangements with third party suppliers and manufacturers to supplement GC's offerings.

GC's internal product development process is a multi-phase process involving consultation with lens manufacturers, end-users, and the engagement of outside consultants. Information from this process and market intelligence is used for purposes of better assessing market opportunities and product risks and to project the cost of production feasibility studies. It is not uncommon for certain new product development initiatives to be discontinued at various stages of the product development process. In addition, there is the ever-present risk of the introduction of new products by competitors that cause existing products or products under development to be less attractive in the market.

Although GC's historic focus has been on the smaller optical laboratories and the 3 Os, GC is moving aggressively to make further inroads with the large laboratory and high volume leading lens companies in light of the consolidation that is occurring in the industry and the increase in market share captured by the larger retail chains. Critical to GC's success in this area will be enhancing its product line with new products geared towards these segments of the market. GC's current product development efforts targeted toward the large laboratories and high volume production facilities include a full range of products for surfacing and coating lenses.

GC's greater focus on the larger laboratories comes at a time when the major lens manufacturers are implementing centralized purchasing initiatives and dealing with fewer third-party equipment and aftermarket materials suppliers in an effort to ensure quality control and consistency. For GC, this represents both a challenge and an opportunity. GC has focused on a leading lens company as a key to increasing its market share in the larger wholesale laboratory market segment. This relationship is intended to enable GC to become a major supplier and to leverage GC's current relationship as a distributor for this leading lens company.

GC is also renewing its commitment to the 3 Os and smaller laboratories by supplementing and strengthening its core product lines to incorporate or introduce the latest technological innovations into products to be sold at attractive price points.

Expand Geographically into Emerging Markets

The emerging market countries in Eastern Europe, Asia, and Latin America represent an important opportunity for GC. These markets are only beginning to develop the infrastructure to perform sophisticated eye exams of a mature middle class market. As such, doctors typically dispense single vision glasses that utilize a glass lens rather than the more advanced multi-focal polycarbonate and high-index plastic lenses. As these markets develop, GC believes that doctors will begin to prescribe complex prescriptions that will require processing and that eyeglass wearers will demand more sophisticated amenities such as polycarbonate lenses and anti-reflective coatings, as well as multi-focal lenses that require surfacing.

GC is currently working on developing lower cost products for emerging markets. Because GC's equipment employs sophisticated software that automates and integrates the lens processing process, it can be operated by laboratory staff having relatively minimal optical knowledge compared to the training required to operate the less sophisticated equipment traditionally used. GC believes that if it can successfully develop less costly products, it will be well-positioned to make significant inroads into growing and increasingly sophisticated emerging markets in Eastern Europe, Asia, and Latin America.

Grow GC's Consumables and Finishing Businesses

GC offers a wide range of lens processing supplies for every aspect of lens manufacturing (estimated by GC as an $100 million business worldwide), including surfacing pads, fining pads, cutters, and blocks. Given GC's large installed base of products (over 7,000 customers in roughly 75 countries), GC believes there is a significant opportunity to grow its aftermarket consumables business through expanded product offerings.

GC is also seeking to capture greater market share with its emerging finishing business through expanded product offerings and increased geographic reach. The estimated $260 million finishing sector is the largest segment of the $600 million ophthalmic lens processing industry. The Espirit edger was added to the line in fiscal year 2003 and GC has acquired worldwide rights from Essilor for distribution of this product.

Enhance Internal Operating Efficiency

GC is leveraging its freight, logistics, and supply chain by participating in the company-wide shared services initiative. GC is also in the process of implementing the Company's SAP enterprise resource planning system, targeting completion of this process by November 2003. These efforts will help GC in its goal of reducing its cost structure. These efforts should result in working capital and headcount reductions.

Improve Quality Control Process and Customer Loyalty

GC has implemented a quality control initiative, with the primary objectives being to achieve higher levels of customer satisfaction and more clearly establish GC as the market leader in both the design and delivery of high quality lens processing systems. GC recognizes that the two factors of quality and on-time delivery are critical to customer satisfaction. In an effort to continuously make product improvements, GC increased the volume of post-installation calls to customers during the past fiscal year and relayed the feedback to its manufacturing plants. GC's management was also instrumental in the development of a company-wide focus on the "3 Cs" - caring, competence, and commitment - as part of it's and the Company's efforts to enhance the level of customer service. For GC, caring means anticipating customer needs, whether or not known by the customer. Competence means that GC's sales and other representatives who have direct customer contact know GC's products and can provide existing and prospective customers with insight into product selection and use. Commitment means completing what is started, delivering the best value and otherwise doing the things necessary to earn customers' loyalty. GC's management is passionate about ensuring that not a single customer has a bad experience with GC's products.

Distribution

GC primarily distributes products directly and through independent agents in South America. GC participates in industry tradeshows in the U.S. and Europe, which are a significant source of new sales.

Competition

GC is the largest worldwide supplier of ophthalmic lens processing systems. GC believes that the combination of its technological leadership and strategic alliances and distribution arrangements has enabled it to become the largest supplier of computerized surface blocking and lens generating systems to the smaller laboratory segment. Loh and Schneider are believed to be the largest suppliers to the larger laboratory segment. GC also has a number two market share in fining and polishing equipment, coating equipment, and aftermarket materials, with different competitors having leading market shares in each of these sub-segments of the market.

Backlog

The backlog of orders considered firm within the Ophthalmic Lens Processing business segment at April 30, 2003 and 2002 was $3,258,000 and $4,276,000, respectively. Substantially all of the backlog at April 30, 2003, is scheduled for delivery in fiscal year 2004.

Intellectual Property Rights

GC owns and has applications pending for a large number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. In fiscal year 2003, GC patented a highly innovative new approach to lens blocking, which has applications in both surfacing and finishing applications. While GC considers such patents and patent applications to collectively be important to its operations, it does not consider that any patent or group of them related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

Employees

As of April 30, 2003, GC had 337 full-time employees, including 206 in manufacturing, 54 in marketing and sales, 37 in research and development, and 40 in corporate operations and administration. GC is not subject to any collective bargaining agreements and believes that its relationship with employees is good. GC's success depends to a significant extent upon the performance of its management and other key personnel.

RISK FACTORS

Company-Wide Risks

  If we are unable to continue to develop and commercialize new technologies and products, we may experience a decrease in demand for our products or our products could become obsolete.

Each of our business segments operate in highly competitive industries that are subject to significant and rapid technological change. Our management believes that the Company's ability to develop or acquire new technologies is crucial to our success. Each of our business segments is continually engaged in product development and improvement programs to maintain and improve their competitive positions. We cannot guarantee that we will be successful in enhancing existing products or developing or acquiring new products and technologies that will receive desired or expected levels of market acceptance. In addition, new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be adversely affected.

New product introductions in future periods may also impact the sales of existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customers' demands.

  The effort to lower the cost platform of each of our business segments heightens the risks of delays in product introductions, product defects, and loss of market focus.

Our efforts to lower the cost platform of each of our business segments may, at least in the short-term, create a greater risk of delays in product development and introduction. One of the primary challenges for the GSO organization will be responding to the needs of our businesses - and their distinct product development efforts, as influenced by changing market developments - in a manner that is essentially invisible to each of the segments' customers.

For Gerber Scientific Products (GSP), delays in product development and introduction could be quite damaging to its business. GSP is currently endeavoring to respond, with a fairly high level of urgency, to the continuing transition of sign shops to lower-cost inkjet imaging systems, calendered vinyls, and digital media systems. GSP is also currently seeking to shorten its product development cycle to match that of a number of its principal competitors. Delays in product introductions during the 12-18 months that we anticipate it may take to achieve GSO's objectives may lead to GSP's loss of one or more key U.S. distributors and a loss of market share that may be difficult to recapture.

For Spandex, warehouse consolidation initiatives represent a significant risk. Warehouse consolidations reduce Spandex's number of operations in order to obtain operating efficiencies. Loss of market focus, product availability, or shipping delays caused by fewer warehouses, particularly during the transition period, could negatively impact revenues. Additionally, the implementation of SAP will involve a major investment of time by key personnel. This may result in a loss of market focus which could, in turn, lead to a drop-off in revenues. As a distributor, speed of delivery to end-use customers is critical.  Loss in Spandex's organizational responsiveness could result in damaged relationships with suppliers and end-use customers, along with declining operating results.

For Gerber Technology (GT), delays in the development of low cost products designed for markets to which apparel and furniture production is migrating, particularly China, India, and Eastern Europe, may make it difficult to penetrate these markets profitably. Local competitors have developed products for these markets and a delay in GT's ability to respond by introducing products of its own may result in a loss of market share or affect GT's ability to penetrate these markets in accordance with its strategy.

For Gerber Coburn (GC), delays in product development could disrupt the segment's current plans to capture increased business from the higher-volume wholesale optical lens production laboratories and make it more difficult to respond on a timely basis to competitors' product introductions. In terms of quality control issues, GC is currently considering the outsourcing of certain of its machine shop operations. GC would endeavor to utilize the resources and experience of the GSO organization to mitigate the risks associated with outsourcing operations, including a possible disruption in the flow of parts.

  Our product development efforts generally have longer-term timetables, on occasion necessitating entering into original equipment manufacturer (OEM) arrangements to augment our product lines.

We are continually in the process of developing new and enhanced products in an effort to develop incremental sales and improve gross margins. The apparel and flexible materials, sign making and specialty graphics, and ophthalmic lens processing industries are highly competitive and are subject to significant and rapid technological change. There are periods of time when revenue growth depends on outsourcing arrangements with original equipment manufacturers (OEM) to augment product lines. Occasionally, we take on responsibility for additional manufacturing and supply chain management when we distribute products on an OEM basis. If OEMs decide to perform these functions internally or use other providers for these services, our revenue growth may be limited. Further, the gross margins associated with sales of OEM products tend to be lower than those associated with internally developed products.

  Our businesses could suffer as a result of a manufacturer's or supplier's inability to supply us with parts or aftermarket consumables on time and to our specifications.

Certain components of our hardware products, as well as certain aftermarket consumables, are manufactured to our specifications by both domestic and international manufacturers or suppliers. The inability of a manufacturer or supplier to ship orders of such components and supplies in a timely manner or to meet our quality standards could cause us to miss delivery date requirements of our customers for those items, which could result in the cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have an adverse effect on our operating results and financial condition.

  Fluctuations in currency exchange rates may cause our financial results to decline.

Our export sales have generally been made in U.S. dollars, except for certain products and territories (principally Western Europe), where our sales are in local currencies. The table below reflects the proportion of our revenues generated by the international operations of each of our principal business segments in fiscal 2003 and 2002:

Business Segment	% of Revenues International Operations Fiscal Year 2003	% of Revenues International Operations Fiscal Year 2002
Sign Making and Specialty Graphics	74.3%	71.5%
Apparel and Flexible Materials	68.1%	74.2%
Ophthalmic Lens Processing	28.8%	29.0%

An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We have a program to hedge our currency exposure associated with anticipated foreign currency cash flows. There can be no assurance that such hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

  We are subject to risks as a result of international operations.

Operations outside the U.S. represent a significant portion of our businesses, as reflected in the tabular breakdown of fiscal year 2003 and 2002 revenues in the immediately preceding risk factor. We expect revenue from international markets will continue to represent a significant portion of our total revenues. It is costly to maintain international facilities and operations, promote our brand names internationally, and develop localized systems and support centers. Some of the risks that we face as a result of our international presence include:

    general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

    imposition of or increases in currency exchange controls;

    potential inflation in the applicable foreign economies;

    imposition of or increases in import duties and other tariffs on our products; and

    imposition of or increases in foreign taxation of our earnings and withholding on payments received by us from our subsidiaries.

Part of our strategy over the last few years has been to expand our worldwide market share and decrease costs through strengthening our international distribution network and, to some extent, sourcing materials locally. We continue to consider the location of production facilities closer to end-use customers in international markets. This strategy may heighten the potential impact of certain of the above-cited risks.

  Our businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in our industries, and other external forces.

Our businesses and operations are affected by:

    changes in general economic conditions and specific conditions in our industries (which can result in the deferral or reduction of purchases by end-use customers);

    changes in the level of global corporate spending on our technologies related to such economic conditions;

    the effects of terrorist activity and international conflicts, which have led (and could in the future lead) to business interruptions and difficulty in forecasting;

    the size, timing, and cancellation of significant orders (which can be non-recurring);

    product configuration and mix;

    market acceptance of new products and product enhancements;

    announcements, introductions, and transitions of new products by us or our competitors;

    deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

    changes in pricing in response to competitive pricing actions;

    supply constraints;

    the level of expenditures on research and development and sales and marketing programs;

    our ability to achieve targeted cost reductions; and

    excess facilities.

At various times in recent years, including fiscal years 2001-2003, markets for one or more of our main products have been characterized by falling prices, unstable exchange rates, weaker global demand, rising inventory, and shifting production bases. In this type of environment, our ability to maintain historic levels of profitability may depend to a great degree on our ability to reduce costs (including the costs of sourced materials) and manage the supply chain, increase productivity levels, reposition ourselves within higher value-added market segments, and establish a production presence in geographic areas outside the U.S.

Management believes that diversification of our businesses across multiple industries and geographically has helped, and should continue to help, limit the effect of adverse market conditions in any one industry or the economy of any one country or region on our consolidated results. Nonetheless, there can be no assurance that the effect of adverse conditions in one or more industries or regions will be limited or offset in the future.

  Our results are subject to fluctuations in costs of purchased finished goods, components, and aftermarket consumables.

We depend on finished equipment, component parts, and other materials from our suppliers to manufacture and distribute the systems we sell. Each of our business segments also relies on suppliers for process consumables and other materials it sells directly to its distribution networks. Fluctuations in the prices of such equipment, components, and materials, whether caused by market demand, shortages, currency exchange rates, or other factors, could adversely affect our cost basis for the production, delivery and/or maintenance of its products and, in turn, have an adverse effect on our operating results and financial condition.

  Our current and future strategic alliances may not produce the sales or profit expectations projected by management.

Each of our business segments is currently engaged in and/or seeking strategic partnerships and business alliances with various entities in related industries. These alliances may not yield the sales or profits projected by management or recoup the costs and resources expended to develop them.  Further, if we fail to maintain these strategic alliances or if alliance members engage in activity detrimental to us (such as competing directly with us in our target markets), our reputation, market share, and operating results may suffer.

  The terms of our primary credit facilities include financial and operating covenants with which we need to maintain compliance.

We entered into new primary credit facilities in May 2003, consisting of a $45 million asset-based, multi-currency revolving credit facility and two $32.5 million term loans. These credit facilities contain financial and operating covenants. These covenants include, among others, restrictions on our ability to:

    declare or pay dividends or any other distributions to our shareholders;

    redeem or repurchase capital stock;

    incur certain additional debt;

    grant liens on our assets;

    make certain payments and investments;

    sell or otherwise dispose of assets;

    acquire or be acquired by other entities;

    modify our organizational documents; and

    change our lines of business.

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share and our operating results may suffer. This could have a material adverse effect on the market value and marketability of our common stock.

We must also meet certain financial ratios and tests under these credit facilities. If we do not comply with the obligations under the credit facilities, this may trigger an event of default which, if not waived or cured, could result in borrowed amounts becoming due and payable. In addition, our indebtedness and obligations under the credit facilities are secured by substantially all of the assets of the Company and its principal subsidiaries. An event of default would permit the lenders to proceed directly against those assets. While we are currently in compliance with these financial covenants, operating results below that internally forecasted may impact our future compliance with the covenants and could adversely affect our business.

  We face intense competition in each of our principal business segments.

Although we are a pioneer and/or a leading player in each of our principal business segments, competition has grown in recent years in each market segment in which we operate. Unless our business units can effectively implement their respective strategies to lower the cost platform, enhance the rate of product development, stimulate revenue growth, expand the geographic reach of operations, and leverage their brand name and distribution networks, we may experience a decline in operating results and a deterioration of our financial condition.

  The SEC's Enforcement Division continues to conduct an investigation of the Company, the outcome of which is uncertain.

In September 2000, the Division of Enforcement of the Securities and Exchange Commission initiated an investigation relating to possible insider trading activity with respect to the Company's securities. In October 2001, the SEC expanded its investigation to encompass the Company's inventory and reserve accounting practices and related disclosures. The Enforcement staff has since asked for information and documents relating to various accounting and other matters (including matters that have been addressed through the restatement of our prior annual financial statements for fiscal years 2001 and 2002). In addition, the staff has taken the testimony of current and former officers and employees of the Company. The Company believes that it has cooperated fully with the staff during the course of this investigation. If the SEC's investigation results in any formal adverse findings, the Company's financial condition, results of operations, and business could be adversely affected. The Company has incurred, and expects to continue to incur, significant legal and other costs in connection with this investigation. As the investigation is ongoing, we cannot predict the length nor the potential outcome of the investigation, nor the potential impact on the Company.

  Compliance with evolving corporate governance rules and listing standards may cause our general and administrative costs to increase.

In order to comply with the Sarbanes-Oxley Act of 2002, rules of the Securities and Exchange Commission to implement many of the Act's provisions, as well as proposed changes to the New York Stock Exchange listing standards, we may be required to augment our internal control over financial reporting, hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase.

  If actual results or events differ materially from those contemplated by our management in making estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected.

The preparation of our consolidated financial statements and related disclosure in conformity with generally accepted accounting principles in the U.S. requires our management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 of the "Notes to Consolidated Financial Statements" describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances. Actual future results may differ materially from these estimates. Please see the discussion of our critical accounting policies under Item 7 of this Form 10-K.

  Future changes in financial accounting standards may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported operating results and may affect our reporting of transactions completed before the change is effective. Changes requiring that we record compensation expense in the statement of earnings for employee stock options using the fair value method could have a negative effect on our reported results. New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future. Changes to existing rules or current practices may adversely affect our reported financial results.

  Our certificate of incorporation contains provisions that may discourage a third party from seeking to acquire the Company.

Our certificate of incorporation contains provisions that may discourage an unsolicited attempt to take over the Company, including:

    the authorization of the Board of Directors to issue one or more series of preferred stock with powers, preferences, and voting and other rights determined by the Board;

    a staggered or classified Board, and the related requirement for a supermajority vote (i.e., 80 percent of the outstanding shares of capital stock entitled to vote) to amend, repeal, or adopt any provision inconsistent with the terms of the certificate of incorporation and bylaws providing for a staggered Board; and

    a requirement for a supermajority vote (i.e., 80 percent of the votes entitled to be cast by the holders of all the then outstanding shares of Voting Stock (as defined), and two-thirds of the votes entitled to be cast by the holders of all the then outstanding shares of Voting Stock other than the shares held by a shareholder holding 10 percent or more of the outstanding shares of Voting Stock (an "Interested Shareholder")) in connection with a "Business Combination" initiated by or involving the Interested Shareholder that is not approved by a majority of the "Continuing Directors" of the Board.

Provisions similar to those listed above are viewed by certain shareholder activists as defenses against a hostile takeover attempt that assist management in entrenching itself at the expense of shareholders, who may be denied opportunities to receive a premium for their shares as part of an unsolicited acquisition transaction.

Risks Relating to the Sign Making and Specialty Graphics Business

  Gerber Scientific Products (GSP) needs to enhance and diversify its product lines and accelerate the pace of new product development, or risk a loss of market share and declining operating results.

GSP needs to continuously enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective. At present, GSP is seeking to respond to sign shops' transition to lower-cost inkjet imaging systems, calendered vinyls, and digital media systems. GSP's current equipment-related product development efforts reflect an appreciation that lower-cost thermal and inkjet imaging systems being manufactured in Asia are beginning to appear in the U.S. In addition, there is the ever-present risk that product development may be outpaced by advances in inks, substrate materials, or printhead technology that could alter what end-use customers deem to be the "right" equipment and, in turn, adversely affect the level of market acceptance of GSP's future equipment offerings.

  If GSP's efforts to increase the range and value of its aftermarket consumables are not successful, its operating results will be adversely affected.

&#Two important components of GSP's business strategy to increase the range and value of its aftermarket consumables are (1) accelerate investment in new thermal foil cartridges and promote the strengths of existing products, and (2) offer a more competitive line of vinyls. There can be no assurance that GSP will be successful in implementing either component.

GSP experienced a decline in year-over-year foil sales in fiscal 2003, primarily the result of the sign making industry's continuing transition to inkjet imaging systems. With respect to vinyl materials, the closing of the quality gap between lower-cost calendered vinyls and the high-performance and higher-cost cast vinyls suggests that the level of demand for cast vinyls may not likely return to levels experienced in previous years. With the narrow margins for these products, it is not certain that GSP will be able to interject itself into the distribution chain.

The sale of aftermarket consumables represents a significant percentage of GSP's revenues and an even greater proportion of its profits. Accordingly, it is vital that GSP take action to ensure the continued market relevance of foils and source a line of low-cost calendered vinyls. If GSP is unsuccessful, it will likely experience a decline in operating results.

  The non-renewal by any of GSP's key U.S. distributors of its annual distribution agreement could adversely affect GSP's operating results.

Because of the significant percentage of GSP's revenues represented by its top 15 U.S. distributors, the non-renewal by any of these distributors of its annual distribution agreement could adversely affect GSP's operating results. The transition to inkjet imaging systems and lower-cost calendered vinyls has resulted in a decline in the proportion of their sales represented by GSP products in recent years, heightening the risk of non-renewal by one or more of these key distributors.

  If Spandex does not choose the right products to distribute to its end-use customers and properly test products before distributing them, its market position and operating results may suffer.

Spandex, as a distributor, must stay in touch with its end-use customers and their evolving product (equipment and, even more importantly, aftermarket consumables) needs. Spandex's "franchise" is its network of end-use customers. In order to maintain Spandex's relationships with its customers, it must be in a position to distribute the products being demanded, and must ensure that the products are properly tested and that its sale personnel and technicians are properly trained as to the capabilities and calibration of new equipment with consumables. In light of the increased pace of technological advances, end-use customers have become increasingly dependent on Spandex to perform these functions and have this expertise. In endeavoring to meet these objectives, Spandex must carefully manage its relationships with its equipment and aftermarket consumables suppliers, making sure that they, too, are satisfied with Spandex's performance and services. A failure to keep either constituency satisfied could have a negative effect on Spandex's market position and operating results.

Risks Relating to the Apparel and Flexible Materials Business

  Gerber Technology's (GT) markets are inherently tied to regional and global economic conditions and levels of capital investment and, as such, are volatile and difficult to predict.

The apparel, textile, furniture, and transportation industries are highly dependent on external economic factors, particularly in the U.S., Europe, and Japan. In addition, the retail apparel industry is inventory-driven. As a result, GT's business is difficult to accurately forecast, with sales volumes on occasion reflecting significant variations in as short a period as one month to the next.

  GT may in the future face increased competition from manufacturers of low-end products which, if unable to respond, could lead to loss of market share, declining prices, and margins.

GT's management has noted the growth in usage of low-end products, particularly CAD systems, in key markets such as China, India, and Eastern Europe. At present, these low-end products tend to be local in their distribution (thus, minimizing shipping costs, import duties, and the cost of obtaining an import license), but there is a risk that these products will achieve more of a regional distribution (e.g., throughout Asia). GT's management has also observed the introduction of spreaders and plotters in certain developing countries. The expectation is that this equipment will have a greater impact in local domestic markets than with global customers in the industries GT serves. Nonetheless, given the importance of emerging market countries as the perceived growth driver of its business, GT's management is considering the long-term implications of the inroads being made by these products. A failure to respond, which may require further steps to lower GT's costs of production, may result in loss of market share and otherwise adversely affect operating results.

  Sales of certain GT products may be adversely affected by the trend toward "full- package" production in the garment industry.

In a number of offshore markets GT serves, GT's management has noted a qualitative shift in the apparel sector toward "full-package" production, as opposed to the more limited, lower value added role of assembling materials often sourced from the U.S. - for reasons related to the terms of various bilateral trade agreements entered into by the U.S. with specific countries or regional trade agreements. Garment manufacturers in countries such as Mexico, Central America, and India are now being asked to an increasing degree to assume responsibility for coordinating all the activities involved in apparel production, such as sourcing the raw materials, cutting the fabric, assembling the garments, and laundering and finishing the garment production. Full-package production is a more integrated form of manufacturing that may lead to closer regional ties among apparel exporters and textile manufacturers and other component suppliers. Full-package production is more profitable than the assembly-only model which is inherently rooted in the low prevailing wage levels in the countries to which garment production has shifted. This may contribute to an acceleration of the rate of automation in these countries, but may adversely affect the level of sales of certain GT products in traditional markets.

  The impact of the phasing out of trade quotas as of January 1, 2005 - for the apparel and textile industries, and for GT - is not fully known.

There has been a great deal of speculation as to the likely effects of the elimination of trade quota restrictions on textile and apparel imports as of January 1, 2005. U.S. government officials have expressed concern about the potential for a dramatic consolidation in apparel and textile sourcing that could hurt many countries whose exports of textiles and apparel account for a very high percentage of their export earnings or their GDP. The U.S. State Department has issued a report that indicates that U.S. textile and apparel importers and retailers currently purchase goods from as many as 40 to 60 countries, but will quickly cut that sourcing in half by late 2005 or early 2006. China is perceived to represent the biggest threat to developing countries which have tied economic development to that of low-wage, low-skilled production. According to a representative of the American Textile Manufacturers Institute, China has the world's largest cotton crop, textile and man-made fibers industries, and an unlimited supply of low-priced labor. This official expects that China will control apparel and textile trade following the phasing-out of the trade quotas. Others have indicated that it is too early to predict trading patterns in 2005.

While GT's management is endeavoring to position its business to respond to the changes that may be brought about by the lifting of the trade quotas, the nature and impact of those changes - as well as any regulatory developments that may occur between now and January 1, 2005 - cannot be fully known or assessed. GT has embarked on a strategy of investing in key growth markets, particularly China, while certain of GT's competitors are reducing their presence in, for example, India, the Middle East, and the sub-Saharan Africa region, citing difficulties in conducting business. No assurance can be provided as to whether GT's strategy will prove optimal in light of the changing market conditions.

Risks Relating to the Ophthalmic Lens Processing Business

  Gerber Coburn's (GC) quarterly and annual operating results are subject to variation resulting from significant, but sometimes non-recurring, orders from key customers.

While GC has an installed customer base of over 7,000 customers, its quarterly and annual operating results can vary depending on the timing and level of larger orders for its equipment and aftermarket consumables by, for example, a major retail chain expanding its geographic footprint by opening up a number of new outlets. These orders may be of a periodic or non-recurring nature, the timing of which may be driven by market forces for which the customer is seeking to respond, not all of which can be anticipated. The variability of GC's periodic operating results may be heightened as a result of the consolidation occurring within the optical lens industry.

  GC is seeking to increase its focus on the larger wholesale optical laboratories through leveraging its relationship as a distributor for a leading lens manufacturer.

In light of the consolidation occurring in the ophthalmic lens industry, the increase in market share captured by the larger retail chains and the implementation of centralized purchasing initiatives by the leading lens manufacturers, GC is seeking to enhance its sales to the larger independent optical laboratories and the production facilities of the leading lens manufacturers. GC hopes to leverage its distributor relationship with a leading lens manufacturer to become a major supplier to the lens manufacturer's controlled laboratories. If GC can enhance its product line with new products that appeal to these wholesale laboratories, GC should then be in a position to make further inroads with the larger independent optical laboratories and the production facilities of other lens manufacturers. There are risks to this strategy including GC potentially becoming dependent on the relationship with the leading lens manufacturer, a disruption of the manufacturer's plans to enhance its own lens distribution system and create greater access to markets for its own products, and the risk of competing against industry players with far greater financial resources than that of GC or the Company.

**********

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Company's future reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time.

ITEM 2. PROPERTIES.

As of April 30, 2003, the Company's principal operations are conducted in the following facilities:

Type of Facility	Location	Square Footage

Manufacturing/office (L) (1,3)	South Windsor, CT	249,904
Manufacturing/office (O) (2)	Tolland, CT	224,000
Manufacturing/office (L) (1)	Manchester, CT	118,000
Manufacturing/office (O) (3)	Muskogee, OK	152,225
Manufacturing/office (O) (1)	Lancaster, England	78,600
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (O) (1)	Achern, Germany	56,000
Manufacturing/office (L) (4)	Marblehead, MA	20,000
Warehouse/sales and service office (L) (1)	Bristol, England	110,477
Warehouses/sales and service offices (O)	Various	26,438
Warehouses/sales and service offices (L)	Various	546,076
-----------------------------------------
(O) Company-owned
(L) Leased

(1) Sign Making & Specialty Graphics
(2) Apparel & Flexible Materials
(3) Ophthalmic Lens Processing
(4) Unoccupied

In the second quarter of fiscal 2003, the Company completed the sale of the final property (Richardson, TX) previously included in Net Assets Held for Sale for net proceeds of $1,431,000, which approximated net book value. These proceeds were used to reduce borrowings under the Company's then primary credit facility.

In the first quarter of fiscal 2003, the Company completed the sale of two properties (South Windsor, CT and a parcel of land in Manchester, CT) previously included in Net Assets Held for Sale for combined net sales proceeds of $2,506,000, which approximated net book value. Proceeds were used to reduce borrowings under the Company's then primary credit facility.

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

In the third quarter of fiscal 2001, the Company sold and leased back the Bristol, UK facility of its Spandex Ltd. subsidiary. The Company realized gross receipts of $12,600,000 on the sale and entered into a 15-year leaseback of the facility with average annual rental payments of approximately $1,200,000. The gain on sale of the facility of $3,500,000 was deferred and is being amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

Management believes that our facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet our immediate requirements.

The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $7,186,000 in the fiscal year ended April 30, 2003.

The Company owns certain machinery and equipment used in its operations and leases the remainder. In the fiscal year ended April 30, 2003, the aggregate rental under such leases was $2,578,000. The Company fully utilizes such machinery and equipment.

ITEM 3. LEGAL PROCEEDINGS.

In mid-April 2002, the first of eight putative class action lawsuits were filed against the Company and several of our current and former officers in the U.S. District Court for the District of Connecticut. The lawsuits alleged, among other things, that the Company and the individual defendants knowingly issued false and misleading financial statements and financial information in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act").

The first of these lawsuits was filed shortly after we announced that we expected to take a $12 million pre-tax charge in the fourth quarter of fiscal year 2002, and that the Company was conducting an internal review of its financial reporting for the period of January 1, 1998 through April 30, 2002, a review prompted by a Securities and Exchange Commission investigation of trading in the Company's stock and, subsequently, of the Company's inventory and reserve accounting practices and related disclosures. This announcement also indicated that once the internal review was completed, we would likely restate our financial results for the appropriate periods. At the end of August 2002, we announced that the review of our financial reporting, under the direction of the Audit and Finance Committee of our Board, had been completed and that our annual report on Form 10-K for the fiscal year ended April 30, 2002 filed with the SEC included a restatement of prior annual financial statements for fiscal years 2001 and 2002.

In mid-December 2002, the lawsuits, which had been consolidated into a single action by order of the court in mid-July 2002, were voluntarily dismissed by the plaintiffs, with the consent of the defendants, in a filing with the U.S. District Court for the District of Connecticut. The dismissal provided that no payments were to be made by any of the parties to the litigation. Further, the dismissal did not constitute any admission by any party with respect to the allegations asserted in the lawsuits. The dismissal was without prejudice and it is possible these claims could be re-filed in the future.

In addition, we currently have lawsuits, as well as claims and government proceedings, pending against us. Our management believes that the ultimate resolution of these other lawsuits, claims, and proceedings will not have a material effect on our consolidated financial condition, results of operations, liquidity, or competitive position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2003.

Executive Officers of the Registrant

The following table presents the name and age of each of our executive officers, their present positions with the Company and date of initial appointment to such positions, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company. All officers serve at the pleasure of our Board of Directors.

Name and Age	Present Position and Date of Initial Appointment	Other Positions Held During Last Five Years
Marc T. Giles (47)	President and Chief Executive Officer (November 29, 2001)	President and Chief Executive Officer, Gerber Technology; Senior Vice President, Gerber Scientific, Inc.; Division Manager, Food Systems & Handling, FMC Corporation
Shawn M. Harrington (49)	Executive Vice President (September 30, 2002); Chief Financial Officer and Principal Accounting Officer (November 29, 2001)	Senior Vice President, Gerber Scientific, Inc.; Chief Executive Officer, Gerber Coburn Optical, Inc.; President, Gerber Coburn Optical, Inc.
Bernard J. Demko (45)	Senior Vice President (December 7, 2001); Chief Operating Officer, Gerber Scientific, Inc. (September 30, 2002)	Chief Operating Officer, Gerber Technology; Executive Vice President, Gerber Technology; Vice President and Corporate Controller, Gerber Scientific, Inc.
Doris W. Skoch (60)	Senior Vice President (September 30, 2002); President, Spandex Ltd. (September 30, 2002)	Group Managing Director, Spandex Ltd.; Executive Vice President and Chief Operating Officer, Gerber Scientific Products; Vice President of Finance, Gerber Coburn Optical, Inc.
Elaine A. Pullen (49)	Senior Vice President (August 30, 2001); President, Gerber Scientific Products (August 9, 2001)	President, Trident (ITW); Chief Executive Officer and President, Trident International, Inc.
James S. Arthurs (60)	Senior Vice President (September 30, 2002); President, Gerber Technology (September 30, 2002)	Executive Vice President, Gerber Technology; Senior Vice President Global Sales, Gerber Technology; Vice President International, Gerber Technology
John R. Hancock (56)	Senior Vice President (December 7, 2001); President, Gerber Coburn Optical, Inc. (December 7, 2001)	Senior Vice President Sales and Marketing, Gerber Coburn Optical, Inc.
Richard F. Treacy, Jr. (58)	Senior Vice President, General Counsel (September 9, 1994); Secretary (September 1, 2002)	Secretary

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." The following table provides information about the high and low sale prices of the Company's common stock on the New York Stock Exchange for each quarter during the last two fiscal years.

Trading History of the Company's Common Stock
Fiscal 2003	Low	High
First Quarter	$1.40	$4.98
Second Quarter	$1.53	$4.00
Third Quarter	$3.25	$6.30
Fourth Quarter	$5.50	$8.60

Fiscal 2002
First Quarter	$6.60	$11.15
Second Quarter	$7.50	$12.26
Third Quarter	$8.31	$11.00
Fourth Quarter	$4.40	$ 9.69

Holders

As of June 30, 2003, the Company had 1,130 record holders of our common stock. This number does not include the number of persons whose shares of common stock are held in nominee or in "street name" accounts through brokers. As of such date, 22,179,348 shares of common stock were issued and outstanding. An additional 3,515,192 shares of common stock were subject to outstanding options and rights.

Dividends

In response to sustained weak economic conditions in each of the Company's three core businesses in fiscal years 2001 and 2000, we announced in February 2001 that our Board of Directors had voted to suspend the Company's quarterly dividend payment of $.08 per share after the February 28, 2001 payment. At the time, we advised that our main priority was to improve our balance sheet, primarily by optimizing debt reduction. The suspension of the dividend payment provided us with additional cash flow of approximately $7.0 million in fiscal 2002 and fiscal 2003. The challenging business environment in North America and in other of our markets continues to put pressure on revenues and earnings, such that we anticipate continuing to retain earnings to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, operating results, capital requirements, and whatever other factors that the Board may deem relevant, as well as the terms of the Company's primary credit facility, which restricts our ability to pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

47

Recent Sales of Unregistered Securities

Non-Employee Directors Stock Grant Plan

On March 31, 2002, we committed to issue 7,599 shares of our common stock under the Company's Non-Employee Director's Stock Grant Plan (the "Director's Plan").

These grants were made as partial compensation for the recipients' services as directors in accordance with the terms of the Director's Plan. The issuances of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as transactions by an issuer not involving any public offering.

Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Plan

From on or about January 1, 1998 to July 15, 2002, 1,111,063 shares of our common stock were purchased in the open market by the independent trustee of the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust (the "Plan") for the benefit and at the direction of employee participants in the Plan. Of this number, only 350,000 shares were registered under the Securities Act. Accordingly, 761,063 shares acquired by Plan participants from on or about March 1, 2000 to July 15, 2002 were not registered. These unregistered shares were acquired by Plan participants at prices ranging from $2.31 to $21.06 per share for an aggregate purchase price of $7,389,230.

Although the Company understands that the staff of the Securities and Exchange Commission takes the position that the shares acquired by employee benefit plans with features like the Plan are required to be registered, the Company believes that these shares should be exempt from registration by virtue of Section 4(1) of Securities Act as being transactions by persons other than issuers, underwriters, or dealers. In July 2003, the Company appointed an independent fiduciary under the Plan to deal with all matters on behalf of the Plan related to the facts described herein and in Note 17 of the "Notes to Consolidated Financial Statements." See the disclosure under the caption, "Existing and Potential Claims Against the Company Alleging Violations of the Securities Laws" in Item 7 of this annual report on Form 10-K for more information.

ITEM 6. SELECTED FINANCIAL DATA.

	For fiscal years ended April 30,

In thousands except per share amounts	2003	2002	2001	2000	1999

Sales and service revenue	$512,369	$498,870	$554,400	$612,212	$591,426

Earnings (loss) from continuing operations before cumulative effect of accounting change1-3, 5	8,265	(5,937)	(24,002)	24,940	25,589

Per common share
Basic	.38	(.27)	(1.09)	1.13	1.13
Diluted	.37	(.27)	(1.09)	1.11	1.11

Net earnings (loss) 1-5	9,659	(119,615)	(23,229)	25,646	26,281

Per common share
Basic	.44	(5.42)	(1.06)	1.16	1.16
Diluted	.43	(5.42)	(1.06)	1.15	1.14

Cash dividends per common share	---	---	.32	.32	.32

Total assets	306,691	311,593	478,408	561,648	534,988

Long-term debt (includes current maturities)	85,807	127,929	169,914	194,892	173,338

Shareholders' equity	94,463	84,387	203,479	245,416	236,588

Weighted-average common shares outstanding
Basic	22,139	22,072	22,017	22,140	22,590
Diluted	22,225	22,072	22,017	22,390	23,011

The selected financial data has been reclassified to exclude revenue and income from discontinued operations related to the sale on July 1, 2002 of Stereo Optical Company, Inc. from sales and service revenue and earnings (loss) from continuing operations before cumulative effect of accounting change. See Note 21 of the "Notes to Consolidated Financial Statements".

1  Net earnings for the year ended April 30, 2000 included an after-tax charge of $4,100,000 ($.18 per diluted share) for excess costs on initial production of certain new products in the Company's Sign Making and Specialty Graphics operating segment.

2  Net loss for the year ended April 30, 2001 included after-tax restructuring and other special charges of $20,897,000 ($.95 per diluted share) relating to reductions in workforce, provisions for losses on sales of facilities, inventory write-downs, impairments of long-lived assets, and other charges. See further discussion of these charges in Note 13, "Restructuring and Other Charges," of the "Notes to Consolidated Financial Statements."

3  Net loss for the year ended April 30, 2002 included after-tax restructuring charges, net of reversals, and other special charges of $11,755,000 ($.53 per diluted share) associated with ongoing efforts to reduce costs in the continually weak economic and business environment the Company experienced in its capital equipment markets and for asset write-downs and other charges in the Company's Sign Making and Specialty Graphics operating segment. See further discussion of these charges in Note 13, "Restructuring and Other Charges," and Note 20, "Quarterly Results (Unaudited)," of the "Notes to Consolidated Financial Statements."

4  Net loss for the year ended April 30, 2002 included the cumulative effect of an accounting change of $114,653,000 ($5.20 per diluted share) associated with the Company's implementation of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This amount represented the impairment of goodwill in the Sign Making and Specialty Graphics segment ($92,953,000) and the Ophthalmic Lens Processing segment ($21,700,000) as of May 1, 2001. See further discussion of these charges in Note 6, "Goodwill and Other Intangible Assets," of the "Notes to Consolidated Financial Statements."

5  Net earnings for the year ended April 30, 2003 included after-tax restructuring charges, net of reversals, and other special charges of $1,605,000 ($0.07 per diluted share) associated both with the implementation of the shared services and facility consolidations initiative and promissory note impairment charges. See further discussion of these charges in Note 12, "Other Income (Expense)" and Note 13, "Restructuring and Other Charges," of the "Notes to Consolidated Financial Statements."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION.

OVERVIEW

Global economic conditions and weak demand for our capital equipment products adversely affected each of our three operating segments in fiscal 2003 and are expected to affect our operating results in fiscal 2004. Despite these conditions, sales of aftermarket supplies, which consist primarily of consumable and spare parts and service revenues, continued to be steady in fiscal 2003 and partially offset the impact of the lower capital equipment sales. Equipment and aftermarket supplies and service revenues as a percentage of total revenues in fiscal 2003 compared to the prior fiscal year are reflected in the table below:

Percent of Total Revenues	Fiscal 2003	Fiscal 2002
Equipment	35%	37%
Aftermarket supplies & services	65%	63%

In light of the challenging market conditions and in accordance with our turnaround plan, management is focused on continuous high-quality new product development, global expansion, and cost-cutting measures. The Company's legacy has historically been new product development and we expect this will continue as we endeavor to fulfill the rapidly advancing technological capital equipment market needs of our customers.

We intend to continue to reach out to potential new markets and reinforce our presence in our existing markets.

We continued our focus on cost-cutting measures during fiscal 2003 to improve future operating results and effectively manage the business. We implemented our shared services initiative, starting with Gerber Technology (GT) and Gerber Scientific Products (GSP), to optimize our supply chain and improve the efficiency of our support operations. This initiative encompasses strategic purchasing, inventory management, freight and logistics costs, as well as factory integration, enterprise resources planning (ERP) system consolidations, and facility consolidations. We also began implementing European warehouse consolidations in fiscal 2003 in our Sign Making and Specialty Graphics operating segment. These activities are expected to result in efficiency improvements, economies of scale, and provide for improved customer satisfaction with product delivery and quality. We intend to implement further cost reductions by including Gerber Coburn (GC) in the shared services initiative and implementing additional warehouse consolidations. These initiatives will result in further restructuring charges related to employee separations and relocations, facility consolidations, and contract terminations. When completed, these combined activities are expected to result in approximately $10 million in annual cost reductions.

There is no guarantee that the above described components of our turnaround plan will yield the results management expects. There are risks involved with new product development, continued global expansion, and cost-cutting measures. These measures may raise product costs, delay product production and service delivery, result in strained relations with our employees or customers, or create inefficiencies in the business. Further, they could give rise to unforeseen costs, which could wholly or partially offset any expected expense reductions or other financial benefits.

We continue not to anticipate meaningful improvement in the current economic outlook and demand for our capital equipment products, particularly in the markets served by our Apparel and Flexible Materials and Sign Making and Specialty Graphics business segments. Additionally, fiscal 2003 benefited from incremental capital equipment sales to ophthalmic lens processing customers that are not likely to be repeated in fiscal 2004. Given these expectations, our cost reduction initiatives are of critical importance.

RESULTS OF OPERATIONS

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues. Consolidated revenues increased $13.5 million (2.7 percent) to $512.4 million in fiscal 2003 compared to fiscal 2002. During fiscal 2003, foreign currency translation had a favorable impact on our consolidated results due primarily to the strengthening of the Euro and Pound Sterling in relation to the U.S. dollar. Holding foreign currency constant at last year's rates, consolidated revenues were $19.3 million (3.9 percent) lower than in the prior fiscal year. The table below reflects the percentage decrease in revenues for fiscal year 2003 (holding exchange rates consistent at the 2002 levels) compared to the prior year for the Company on a consolidated basis and for the two segments whose revenues were materially affected by currency effects.

Revenues	Fiscal 2003 vs. 2002
Consolidated	(3.9%)
Sign Making & Specialty Graphics	(4.5%)
Apparel & Flexible Materials	(7.8%)

Foreign currency translation had a minimal impact on the Ophthalmic Lens Processing segment's revenues.

Overall, the geographic distribution of the Company's business was similar to a year ago; North America and Europe each represented approximately 42 percent of our consolidated revenues, with the rest of the world accounting for the remainder.

Weak global economic conditions continued to negatively affect demand for the Sign Making and Specialty Graphics segment's products in fiscal 2003. Market conditions resulted in shrinking advertising budgets, which put pressure on the segment's sign and screen printing shops, graphic arts professionals, and other customers. This contributed to the relatively weak demand for the segment's capital equipment products, particularly in North America, where the overall U.S. sign market had flat sales versus a predicted growth of 3 percent. The downward trend in the segment's sales of legacy plotters and routers continued in fiscal 2003 and is expected to continue in fiscal year 2004.

The Sign Making and Specialty Graphics segment's equipment sales were also affected by the accelerated rate of the transition from thermal imaging to inkjet imaging systems in fiscal 2003.  This was the result of economic pressure on end-use output costs and the greater flexibility of inkjet imaging systems. Notwithstanding this continuing trend, segment management believes that end-use customers will continue to require both inkjet and thermal systems to serve the wide range of sign applications.

In recent years, aftermarket supplies have represented the source of approximately 80 percent of the Sign Making and Specialty Graphics segment's revenues. In fiscal year 2003, this segment experienced a reduction in revenues from the sale of thermal imaging foils compared to the prior year, which was attributable to the transition from thermal imaging to inkjet imaging systems and the weak economic conditions. This segment also experienced a decline in revenues from the sale of cast vinyl materials in fiscal year 2003. Over the last few years, the quality of calendered vinyl materials has improved, although price levels have not increased. With the reduction in the quality gap between such materials and higher performance cast vinyl materials, demand for cast vinyls may not return to prior levels.

The weak economic conditions also adversely affected demand for the Apparel and Flexible Materials segment's capital equipment products in fiscal 2003. This led to weak worldwide spending on capital equipment due to lower U.S. apparel demand, which resulted in reduced export sales from garment making countries.

In fiscal 2003, the Apparel and Flexible Materials segment continued to be affected by the migration of apparel and furniture production from the United States and Europe to lower cost markets, primarily in the Far East and Eastern Europe, where the adoption of factory automation is nascent. However, the Apparel and Flexible Materials segment experienced increased business volume outside of the U.S. and Europe in fiscal 2003, primarily the result of its increasing presence in Asia, which is allowing the segment to better serve growing Asian markets.

The Apparel and Flexible Materials segment's aftermarket revenues, consisting of customer service, training and consulting, and parts sales, increased in absolute terms and as a percentage of total segment revenues in fiscal 2003 compared to the prior year.

Revenues were higher in the Ophthalmic Lens Processing segment due primarily to incremental lens finishing equipment sales to large retail and discount eyewear chains. This offset the effect of lower industry prescription volumes for spectacle lens eyewear, particularly at the wholesale lab level and, to a lesser extent, independent eye care practitioners. This negatively affected both sales of the segment's capital equipment products, primarily surfacing equipment, and aftermarket products.

The Ophthalmic Lens Processing segment intends to continue to focus on addressing the business needs of the large, high-volume labs. As the market continues to shift to more sophisticated lens materials, which favor this segment's product offerings, plans to enhance its presence in the growing Asian markets will continue.

Gross Profit Margins. The overall gross profit margin in fiscal 2003 was 34.7 percent compared with 33.6 percent for the prior year. Margins on both product sales and service revenue were higher. However, excluding a $7 million write-down of inventory in the Sign Making and Specialty Graphics segment that occurred in the fourth quarter of fiscal 2002, the prior year gross margin was 35 percent, meaning that our overall gross margin actually decreased slightly in fiscal 2003.

Decreases in the product gross margin occurred largely in the Sign Making and Specialty Graphics segment due to the lower revenue noted above, an unfavorable sales mix (specifically, a shift from higher margin thermal digital imaging systems to lower-priced, lower-margin inkjet imaging systems that are distributed on an OEM basis), price discounting, losses on settlements of forward exchange contracts, and unfavorable factory overhead absorption due to the lower business volume.

The Sign Making and Specialty Graphics segment intends to develop lower cost, innovative equipment and to lower its product cost structure to reverse the declining trend in its revenue and margins. Lowering its product cost structure will entail research and development advances, continued involvement in the shared services initiative, continued implementation of the SAP enterprise resource planning system throughout our subsidiaries, and continued warehouse facility consolidations.

Product margins were also lower in the Apparel and Flexible Materials segment. This was due primarily to pricing pressure, a shift in the product mix toward multi-ply cutting equipment (vs. higher margin single-ply cutting equipment), losses on the settlement of forward exchange contracts, and a shift in the geographic mix of sales to international markets where the segment often sells through its external distribution channel. These unfavorable factors were partially offset by lower factory costs resulting from restructuring initiatives implemented in fiscal 2002.

Gross margin increases occurred in the Ophthalmic Lens Processing segment, which was due primarily to the higher revenue. This was partially offset by an unfavorable product mix favoring lower margin lens finishing equipment products, which are distributed on an OEM basis, and the unfavorable absorption of factory overhead costs due to lower volume of manufactured equipment. This segment plans to lower its cost structure through research and development advances, participating in the shared services initiative, and implementing the SAP enterprise resource planning system.

The higher service margins in fiscal 2003 resulted from lower costs associated with the fiscal 2002 and 2001 restructuring initiatives, principally in the Apparel and Flexible Materials segment.

Selling, General, & Administrative Expenses. Selling, general, and administrative expenses were 25.2 percent of revenue in fiscal 2003, which is lower than the prior year percentage of 26.2 percent. Cost reductions from prior year restructuring initiatives offset incremental legal and other professional services costs of approximately $2.2 million in fiscal 2003 associated with the ongoing investigation by the SEC's Division of Enforcement.

Research and development (R&D) expense in fiscal 2003 was $25.8 million compared to $27.4 million in the prior year. R&D expense was 5 percent of revenue in fiscal 2003, compared with 5.5 percent in the prior year. The relatively steady level of R&D spending reflects our continuing commitment to new product development.

Restructuring Charges. In the fourth quarter of fiscal 2003, we recorded pre-tax restructuring charges of $1.9 million associated with the implementation of the shared services initiative between Gerber Technology and Gerber Scientific Products, and the consolidation of Spandex warehouses in France and Germany. Of this amount, $1.5 million related to employee severance charges for the elimination of redundant positions and $0.4 million related to the net present value of expected future lease costs at the cease-use date of a dormant facility. Charges associated with the operating segments were: Apparel and Flexible Materials, $1.2 million and Sign Making and Specialty Graphics, $0.7 million. The fiscal 2003 restructuring is expected to result in approximately $5 million in operating efficiency improvements in fiscal 2004, primarily through decreases in cost of sales and selling, general, and administrative expenses. Both of these restructuring plans were completed by April 30, 2003.

In the third quarter of fiscal 2002, we recorded pre-tax restructuring charges of $5 million associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were: Apparel and Flexible Materials, $1.5 million; Sign Making and Specialty Graphics, $1 million; Ophthalmic Lens Processing, $0.3 million; and corporate headquarters, $2.2 million. The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for our operating units.

The table below details the restructuring accruals by fiscal year from April 30, 2002 to April 30, 2003:

In thousands	April 30, 2002	Accrual	Utilization	Reversal	April 30, 2003
Fiscal 2003	$ ---	$ 1,946	$ (277)	$ ---	$ 1,669
Fiscal 2002	2,225	---	(1,185)	(23)	1,017
Fiscal 2001	750	---	(491)	(259)	---
	$ 2,975	$ 1,946	$(1,953)	$(282)	$ 2,686
	=====	=====	=====	====	=====

Accruals in fiscal year 2003 were for severance costs related to employee separations and facility consolidation costs. The remaining fiscal 2002 restructuring plan accrual as of April 30, 2003 represents severance and other amounts payable to our former Chief Executive Officer.

In fiscal 2003, we incurred cash outflows related to the fiscal 2003, 2002, and 2001 plans of $0.3 million, $1.2 million, and $0.2 million, respectively, which were funded by cash generated from operations. The remaining fiscal 2001 plan utilization of $0.3 million consisted of non-cash charges. We anticipate future cash payments of $2.2 million, $0.4 million, and $0.1 million during fiscal 2004, 2005, and 2006, respectively.

The reversals of previously established restructuring reserves of $0.3 million and $0.9 million in fiscal 2003 and 2002, respectively, were recorded in the Consolidated Statements of Operations as "Restructuring charges," which is where the accruals were originally recorded. See Note 13 of the "Notes to Consolidated Financial Statements" contained in this annual report on Form 10-K for further discussion of the restructuring charges.

Write-Down of Assets. During fiscal 2003, we recorded an asset impairment charge of $0.2 million relating to the relocation of certain manufacturing operations to Tolland, CT from Marblehead, MA. These impairments resulted from the disposal of all building and leasehold improvements at the Marblehead facility. In fiscal 2002, we recorded losses of $0.9 million to reflect write-downs of buildings classified as "Net assets held for sale." Fiscal 2002 write-downs represented a $0.4 million pre-tax loss relating to the Apparel and Flexible Materials operating segment and a $0.5 million pre-tax loss relating to an unoccupied building not associated with an operating segment.

Other Income (Expense). Fiscal 2003 included realized and unrealized foreign currency transaction losses of approximately $0.9 million compared to losses of $0.5 million in the prior year comparable period. Also, in fiscal 2003 and 2002, we recognized $0.4 million and $1.7 million in impairment losses, respectively, on a promissory note as it became probable that we were not going to be able to collect the amounts due according to the contractual terms of the note. See Note 12 of the "Notes to Consolidated Financial Statements" contained in this annual report on Form 10-K for further discussion of this impairment charge.

Interest Expense. Interest expense in fiscal 2003 of $8.2 million was $4.5 million lower than the prior year due to both lower average debt balances and lower interest rates. The lower average debt balances were the result of cash provided by operations, sale and leaseback transactions in fiscal 2002, the sale of a discontinued operation, and other asset sales, all of which reduced borrowings under the Company's then primary credit facility. The lower interest rate reflected the reduction in LIBOR over the past year and the favorable impact of our lower leverage ratio. This translated into a lower interest rate under the terms of that credit facility, which was paid off in full in May 2003.

Income Tax Expense. The rate for taxes on income from continuing operations in fiscal 2003 was 27.7 percent compared with a benefit of 44.1 percent in the prior year. Compared to the U.S. statutory rate of 35 percent, the lower fiscal 2003 effective tax rate was the result of tax benefits associated with foreign sales, R&D tax credits, and tax planning strategies involving our wholly-owned foreign subsidiaries.

Discontinued Operation. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments, the majority of which has been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by our adoption of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the fiscal year ended April 30, 2002 has been reclassified to reflect the effects of the discontinued operation. The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.05 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the year ended April 30, 2003 and $3.9 million and $1.4 million, respectively, for the year ended April 30, 2002.

Cumulative Effect of Accounting Change. In fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As discussed in Note 6 of the "Notes to Consolidated Financial Statements," adoption of this accounting principle resulted in a write-off of $114.7 million in fiscal 2002.

Net earnings (loss). As a result of the above, net earnings in fiscal 2003 were $9.7 million ($0.43 per diluted share) compared to a net loss of $119.6 million ($5.42 per diluted share) in the prior year.

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues. Consolidated revenues decreased $55.5 million (10 percent) in fiscal 2002 compared with fiscal 2001. The decrease reflected both lower product sales and service revenue and reflected weaker foreign currency translation rates, which lowered revenue approximately $7.8 million primarily in the Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. Revenues in the Sign Making and Specialty Graphics segment in fiscal 2002 were $257.4 million, compared to $275.7 million in the prior fiscal year. In the Apparel and Flexible Materials segment, fiscal 2002 revenues were $158.1 million, compared to $188.3 million in the prior fiscal year. In the Ophthalmic Lens Processing segment, revenues were $83.4 million, compared to $90.4 million in the prior fiscal year.

Capital spending in the sign making, apparel, and ophthalmic industries diminished. Aftermarket supplies revenues were lower than the prior year, but the economic weakness continued to have a more profound impact on equipment sales. As was the case in fiscal 2001, this impact was most notable in the Apparel and Flexible Materials operating segment. This segment's business was (and continues to be) affected by a migration of apparel production from North American and European markets to lower labor cost markets. The adoption of factory automation in these lower cost markets lagged the migration impact. The lower equipment sales in the Sign Making and Specialty Graphics segment was due largely to weakening market conditions in European markets, particularly the United Kingdom and Germany.

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

Weaker foreign currency translation rates lowered revenue approximately $7.8 million in fiscal 2002, which affected primarily the Sign Making and Specialty Graphics ($5.4 million) and Apparel and Flexible Materials ($2 million) operating segments.

The downturn of the U.S. economy, which began late in the third quarter of fiscal 2001, continued throughout fiscal 2002. This was exacerbated by non-U.S. economic performance following the U.S. lead early in 2002. As a result, the Company's order entry and backlog levels approached historic lows, and each of our operating segments reported lower revenue and order entry levels for the full year.

In response to the declining revenues, management continued to take steps to reduce our cost structure. Those initiatives resulted in pre-tax charges of $5 million related to actions to reduce overall headcount by approximately 165 employees in the third quarter. These charges were coincident with a decision to pursue a corporate shared services model for our operating units.

On a geographic basis, fiscal 2002 sales to U.S. customers were $20.2 million lower; to European customers, $11.6 million lower; and to all other customers, $23.7 million lower than in the prior year. The U.S. sales decline occurred almost entirely in the Apparel and Flexible Materials operating segment. This decline was mitigated by a stabilization of demand later in fiscal 2002 for both the Apparel and Flexible Materials and Ophthalmic Lens Processing segments' products. U.S. sales in the Ophthalmic Lens Processing segment were higher than in the prior fiscal year, primarily due to equipment shipments to large U.S. discount chains later in fiscal 2002.

Sales declines outside of U.S. markets occurred in each operating segment and were the result of worsening global economic conditions. The largest declines were in non-European international markets. These markets (particularly China, Japan, Australia, and Turkey) were negatively affected by the follow-on effect of the North American capital equipment market weakness, currency crises in South American and Asian markets, and increased competition.

Gross Profit Margins. The overall gross profit margin in fiscal 2002 was 33.6 percent, which was higher than the prior year margin of 32.5 percent. Margins on product sales were lower but were higher on service revenue. The decrease in the product gross profit margin was the result of lower product sales, competitive pricing effects, and unfavorable business mix. From a business mix perspective, lower equipment sales continued to impact profitability and caused lower margin aftermarket supplies revenue to represent a higher proportion of total product sales. Equipment sales (hardware and software) were 36.9 percent of total sales in fiscal 2002 compared with 41.2 percent in the prior fiscal year. Additionally, the Company lowered certain equipment product prices in the Sign Making and Specialty Graphics segment's European business in an effort to maintain market position. These negative margin effects were more than entirely offset by aggressive cost reductions and productivity improvements. See the discussion below under "Restructuring and Other Charges" and Note 13 of the "Notes to Consolidated Financial Statements." Service gross margins in fiscal 2002 also benefited. The Company expects to further improve its gross margin with implementation of productivity and shared service initiatives.

Weaker foreign currency translation rates lowered the overall gross margin approximately $1.3 million in fiscal 2002.

Selling, General, & Administrative Expenses. Selling, general, and administrative expenses were 26.2 percent of revenue in fiscal 2002, down from 26.9 percent in fiscal 2001. Cost reductions were responsible for most of this improvement, offset by higher warranty and other costs related to GSP's MAXX™ thermal imaging system, fourth quarter charges associated with an internal review at Spandex, and higher corporate charges.

Research and Development Expenses. Our R&D expenses for fiscal 2002 were $27.4 million compared to $29.2 million in fiscal 2001. R&D expenses were 5.5 percent and 5.3 percent of revenue in fiscal 2002 and 2001, respectively.

Fourth Quarter Charges. In the fourth quarter of fiscal 2002, we recorded pre-tax charges of $12.6 million in the Sign Making and Specialty Graphics operating segment. Production delays and technical difficulties associated with digital imaging products represented $7.6 million of the charges and reflected inventory write-downs caused by market introductions of competing products at selling prices lower than our carrying cost. The charges also reflected obligations associated with upgrades for units already sold and the return of some units. Of the aggregate charge of $7.6 million, approximately $7 million was included in cost of sales as an inventory write-down, primarily due to changing market conditions and production delays associated with GSP's MAXX thermal digital imaging system, and $0.6 million in selling, general, and administrative expenses. The remaining $5 million of charges related to asset write-downs, contractual obligations, and employee costs associated with the Spandex business (included in our Sign Making and Specialty Graphics operating segment).

Goodwill Amortization and Impairment. On May 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill, which reduced amortization expense. As described in Note 6 of the "Notes to Consolidated Financial Statements," adoption of the accounting principle resulted in a write-off of approximately $114.7 million in 2002.

Restructuring and Other Charges. As described in Note 13 of the "Notes to Consolidated Financial Statements," we recorded pre-tax restructuring charges of $5 million in fiscal 2002 associated with ongoing efforts to reduce costs. These charges were recorded in each of our operating segments, including corporate headquarters. The corporate level charges and certain operating segment charges were coincident with our decision to pursue a corporate shared services model for our operating units. This change was designed to increase ownership of corporate staff functions at business units and, through shared services initiatives, realize cost savings through supply chain consolidation and other benefits.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. The charge was funded by cash generated from operations and borrowings under our then primary credit facility. As of April 30, 2003, this restructuring program was completed.

Interest Expense. Interest expense in fiscal 2002 of $12.6 million was $0.6 million lower than fiscal 2001, primarily due to lower average debt levels. Substantially all borrowings were against our then primary credit facility. The interest rate on these borrowings was based on LIBOR for the relevant currency and term plus a margin based on the relationship of our consolidated total debt to EBITDA over the trailing four quarters. Increases in the interest rate margin and fees associated with amendments to this credit facility were significant offsets to reductions in LIBOR during the year and the impact of our improved EBITDA. These increases almost completely offset the benefits of the lower debt levels on interest expense for the year.

Discontinued Operations. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments, the majority of which has been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. The Consolidated Statements of Operations for the fiscal years ended April 30, 2002 and 2001 were reclassified to reflect the effects of a discontinued operation. This accounting recognition was required by our adoption of SFAS No. 144. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $3.9 million and $1.4 million, respectively, in fiscal 2002 and $3.8 million and $1.3 million, respectively, in fiscal 2001.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. Our short-term liquidity at April 30, 2003 was adequate for our requirements and we expect that available cash and our existing credit facilities will be sufficient to meet normal operating requirements over the foreseeable future. However, there is no assurance that we will not need to raise additional equity or debt financing within the foreseeable future. Further, the impact on our cash flow could be significant if we are unable at any time to meet required covenants in the agreements memorializing our new credit facilities, which were entered into on May 9, 2003. This might be caused by a continued deterioration in worldwide economic conditions that would further affect demand for our products; additional charges that may be required because of weak economic conditions, market changes, and delayed product introductions; and our ability to complete our ongoing efforts to improve operational efficiencies. Accordingly, additional financing may not be available on favorable terms, or at all, and may be dilutive to then-current shareholders.

Our debt was primarily classified as long-term at April 30, 2003 due to the refinancing that occurred on May 9, 2003, except for $14.8 million that was refinanced with revolver borrowings under the new senior facility. This amount was classified as short-term, in accordance with accounting principles generally accepted in the United States of America, because the new revolving credit facility agreement contains both a lock-box arrangement and certain subjective acceleration clauses.

Financial Condition. The ratio of our current assets to current liabilities was 1.6 to 1 at April 30, 2003 and 1.4 to 1 at April 30, 2002. Net working capital at April 30, 2003 was $63.8 million, an increase of $13.6 million from the beginning of the fiscal year. The increase in working capital and the ratio of current assets to current liabilities was primarily due to the classification as a noncurrent liability of the portion of indebtedness under our former multi-currency revolving credit facility that was refinanced with four-year term loan borrowings on May 9, 2003. This was offset by the sales of three properties held for sale as of April 30, 2002, reductions in the current portion of deferred income taxes that became deductible for income tax purposes during the year, and lower working capital resulting from our efforts to generate cash and reduce debt. In particular, inventory balances were significantly reduced, which reflected our progress in executing against our supply chain optimization initiatives and implementation of lean manufacturing techniques.

Net working capital included $4 million of assets held for sale at April 30, 2002. In the first six months of fiscal 2003, we completed the sale of three properties previously included in our Consolidated Balance Sheets as "Net assets held for sale" for combined net proceeds of $3.9 million, which approximated net book value.

Cash Flows. For the year ended April 30, 2003, operations provided $42 million of cash, compared with $26.6 million in the prior year. After adjusting for non-cash items such as depreciation and amortization; deferred income taxes; a gain in fiscal 2003 on the sale of a discontinued operation; and the effect of the prior year goodwill, restructuring, and asset impairment charges; cash earnings in fiscal 2003 were higher than the prior year. However, the majority of the increase in cash flow from operations was due to working capital improvements. Although we collected less cash from our customers in fiscal 2003 because of the lower volume of business, lower inventory balances, and the refund of taxes paid in prior years more than offset this effect. The lower inventory balances reflected progress in executing against our supply chain optimization initiatives and implementation of lean manufacturing techniques.

Cash provided by investing activities was $6 million in fiscal 2003, reflecting primarily the proceeds from sales of assets previously held for sale of $3.9 million and from the sale of a discontinued operation of $6.6 million. These proceeds were used to reduce borrowings under our former multi-currency revolving credit facility. This compares to a source of cash totaling $10.7 million in fiscal 2002 resulting primarily from the sale and leaseback of three facilities, including our headquarters in South Windsor, CT. Capital expenditures in fiscal 2003 totaled $3.4 million, a decline of $1.2 million from capital outlays in the year ago period. We anticipate paying approximately $7 million for capital expenditures in fiscal 2004 due in part to anticipated expenditures associated with further implementation of our enterprise resource planning system in accordance with our shared services and warehouse consolidation initiatives.  Funding for these capital expenditures is expected to come from our new senior revolving credit facility.

Cash used for financing activities of $45.8 million in fiscal 2003 was primarily for net repayments of borrowings under our former multi-currency revolving credit facility. Cash was also used in fiscal 2003 as consideration for amendments to the agreement memorializing the terms of this credit facility, as well as initial payments associated with the refinancing of that facility.

At April 30, 2003, we had credit commitments from banks totaling $80 million under our former multi-currency revolving credit facility. At April 30, 2003, borrowings under that facility amounted to $79.8 million. Our total debt at April 30, 2003 was $85.8 million, down $42.1 million from the April 30, 2002 balance of $127.9 million. Net debt (total debt less cash and short-term cash investments) was $65.1 million at April 30, 2003, compared with $111.7 million at April 30, 2002 and the ratio of net debt to total capital (net debt plus equity) reduced to 40.8 percent at April 30, 2003 from 57 percent at April 30, 2002 due primarily to net principal repayments of $43.8 million during fiscal 2003. Net debt and the ratio of net debt to total capital are used by management to assess our liquidity.

Credit Facilities. Our former credit facility at April 30, 2003 required us to maintain certain financial covenants. At April 30, 2003, we were in compliance with the covenants. Shortly after the fiscal 2003 year-end, this credit facility was repaid in full.

On May 9, 2003, we entered into a four-year $110 million senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans"), led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. (the Revolver and Term Loans being collectively referred to as the "Credit Facilities"). The terms of the agreements memorializing the Credit Facilities enabled us to meet our primary objectives by refinancing our debt without shareholder dilution and prepayment penalties after the first year and to provide us with the liquidity and flexibility needed to support our ongoing turnaround efforts.

The lenders under these arrangements have been granted security interests in selected assets of the Company and its subsidiaries including certain real estate and leasehold interests in the U.S. and elsewhere; inventory and accounts receivable in the U.S., Canada, U.K., Germany, and the Netherlands; intangible assets; intellectual property; and other assets.

The Company is required to maintain certain financial covenants as defined in the Revolver agreement including certain fixed charge coverage ratios, total liabilities to tangible capital base ratios, and consolidated EBITDA (as defined) as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations.

Additionally, the Company is required to maintain certain financial covenants as defined in the Term Loans agreement including maintenance of certain leverage ratios, fixed charge coverage ratios, and consolidated EBITDA (as defined) levels, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, transactions with affiliates, and other customary covenants and representations. The Term Loans do not have scheduled principal repayments until the maturity (i.e., at the end of four years).

Although we believe we will be in compliance with the financial covenants under our Credit Facilities, we may not be able to satisfy these covenants because our financial performance may be impacted by various economic, financial, and industry factors. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the Credit Facilities. We believe we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions, including those that may be dilutive to existing shareholders. Furthermore, our operating results and financial condition might be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

At April 30, 2003 and 2002, our long-term debt also included tax-exempt industrial revenue bonds amounting to $6 million. The weighted-average interest rate on this debt was 1.3 percent at April 30, 2003 and 1.5 percent at April 30, 2002.

Pension Obligations. The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, we lowered the pension obligation discount rate and the expected return on plan assets of the plans in fiscal 2003 to 6.25 percent and 8.5 percent, respectively, as compared to 7.25 percent and 9 percent in fiscal 2002. Upon final measurement using these adjusted economic assumptions, we recognized a minimum pension liability through a non-cash after-tax reduction to shareholders' equity of $13.7 million in the fourth quarter of fiscal 2003. Although we do not expect to be required to make cash contributions to the defined benefit plans in the 2004 fiscal year, pension expense is expected to be higher because of the economic assumption changes discussed above.

Contractual Cash Obligations and Commitments

At April 30, 2003, we had the following contractual cash obligations and commercial commitments:

In thousands	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter

Long-term debt	$85,807	$14,807	$ ---	$65,000	$ 6,000
Operating leases	62,483	7,791	11,895	9,021	33,776
Inventory purchase obligations	453	453	---	---	---
Total	$148,743	$23,051	$11,895	$74,021	$39,776
	======	======	=====	=====	======

EXISTING AND POTENTIAL CLAIMS AGAINST THE COMPANY ALLEGING
VIOLATIONS OF THE SECURITIES LAWS; SEC ENFORCEMENT INVESTIGATION

Purported Class Action Litigation

In mid-April 2002, the first of eight putative class action lawsuits were filed against the Company and several of our current and former officers in the U.S. District Court for the District of Connecticut. The lawsuits alleged, among other things, that the Company and the individual defendants knowingly issued false and misleading financial statements and financial information in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act").

The first of these lawsuits was filed shortly after we announced that we expected to take a $12 million pre-tax charge in the fourth quarter of fiscal year 2002, and that the Company was conducting an internal review of its financial reporting for the period of January 1, 1998 through April 30, 2002, a review prompted by a Securities and Exchange Commission investigation of trading in the Company's stock and, subsequently, of the Company's inventory and reserve accounting practices and related disclosures. This announcement also indicated that once the internal review was completed, we would likely restate our financial results for the appropriate periods. At the end of August 2002, we announced that the review of our financial reporting, under the direction of the Audit and Finance Committee of our Board, had been completed and that our annual report on Form 10-K for the fiscal year ended April 30, 2002 filed with the SEC included a restatement of prior annual financial statements for fiscal years 2001 and 2002.

In mid-December 2002, the lawsuits, which had been consolidated into a single action by order of the court in mid-July 2002, were voluntarily dismissed by the plaintiffs, with the consent of the defendants, in a filing with the U.S. District Court for the District of Connecticut. The dismissal provided that no payments were to be made by any of the parties to the litigation. Further, the dismissal did not constitute any admission by any party with respect to the allegations asserted in the lawsuits. The dismissal was without prejudice and it is possible these claims could be re-filed in the future.

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

The current members of the Plan's administrative committee, on the advice of counsel, requested the Company to toll (effective July 25, 2002), any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company acceded to this request, and entered into a tolling agreement, which has been extended, most recently to September 25, 2003, to allow the independent fiduciary described below adequate time to study the issue. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2.1 million. The prices paid for all of the unregistered shares that were acquired under the Plan aggregated approximately $7.3 million.

In addition to any claims that may be asserted under the Securities Act, claims may also be asserted under the Employee Retirement Income Security Act of 1974 for recovery of losses incurred with respect to the purchase of the unregistered shares.

The Company does not currently intend to offer rescission to the purchasers of these shares and intends to defend against any claim for either rescission or damages. However, the possibility of such a claim gives rise to a contingent liability that, if realized, could adversely affect the financial condition of the Company. Given the current status of this unasserted claim, the Company cannot reasonably estimate a loss. In July 2003, the Company appointed an independent fiduciary under the Plan to deal with all matters on behalf of the Plan related to the facts described herein and in Note 17 of the "Notes to Consolidated Financial Statements."

SEC Enforcement Investigation

In September 2000, the Division of Enforcement of the Securities and Exchange Commission initiated an investigation relating to possible insider trading activity with respect to the Company's securities. In October 2001, the SEC expanded its investigation to encompass the Company's inventory and reserve accounting practices and related disclosures. The Enforcement staff has since asked for information and documents relating to various accounting and other matters (including matters that have been addressed through the restatement of our prior annual financial statements for fiscal years 2001 and 2002). In addition, the staff has taken the testimony of current and former officers and employees of the Company. The Company believes that it has cooperated fully with the staff during the course of this investigation. If the SEC's investigation results in any formal adverse findings, the Company's financial condition, results of operations, and business could be adversely affected. The Company has incurred, and expects to continue to incur, significant legal and other costs in connection with this investigation. As the investigation is ongoing, we cannot predict the length nor the potential outcome of the investigation, nor the potential impact on the Company.

LEASE FINANCING ARRANGEMENTS

We have agreements with major financial services institutions to provide lease financing to purchasers of our equipment. These leases typically have terms ranging from 3-5 years. The amount of lease receivables financed under these agreements was $56.2 million and the amount that was subject to recourse provisions was approximately $23.4 million at April 30, 2003. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions but has the right to repossess and resell the equipment, the proceeds from which cover a majority of the liability to the financial services institutions. As of April 30, 2003, we have recorded a $1.6 million liability that reflects the undiscounted accrual of the expected losses under the recourse provisions.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 of the "Notes to Consolidated Financial Statements" included in this annual report on Form 10-K. Some of those accounting policies require management to make estimates and assumptions that affect amounts reported. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management's estimates.

Allowance for doubtful accounts: We continually monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from customers' inability to make required payments. We consider various factors including accounts receivable agings, customer credit-worthiness, and historical bad debts when we evaluate the adequacy of our allowances for doubtful accounts. Additional allowances may be required if the financial condition of our customers deteriorates and results in their inability to make payments. As of April 30, 2003 and 2002, our allowance for doubtful accounts was 7.5 percent and 7.9 percent of gross accounts receivable of $96.9 million and $91.8 million, respectively. Doubtful accounts written off in fiscal years 2003, 2002, and 2001 were $2.5 million, $2.3 million, and $2.5 million, respectively.

Inventory: Inventory is generally stated at the lower of standard cost or market value. Standard cost approximates cost as variances are applied to inventory as appropriate. Inventory at our Apparel and Flexible Materials segment's overseas non-manufacturing companies is valued on a weighted-average basis, which approximates a first-in, first-out basis. We review market value of inventory on an ongoing basis with consideration given to deterioration, obsolescence, excess quantities, and other factors. During fiscal 2002, we wrote down to management's estimate of market value inventories of digital imaging products relating to our Sign Making and Specialty Graphics operating segment. This was caused by the introduction of competing products at prices less than the carrying cost of our products. The write-downs totaled $7 million. If actual market conditions for those products or any of our inventories are less favorable than those projected by management, additional write-downs or adjustments to recognize additional cost of sales may be required. There were no significant write-downs of inventory required in fiscal 2003. As of April 30, 2003, our net inventory balance was $52 million.

Impairment of long-lived assets and goodwill: We review the value of our long-lived assets, including goodwill, for impairment annually, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. During fiscal 2002, we recognized goodwill impairments amounting to $114.7 million. Of this total, $93 million related to the Sign Making and Specialty Graphics segment and $21.7 million related to the Ophthalmic Lens Processing segment. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units is based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and contemplate other valuation techniques.

During fiscal 2003, we were not required to recognize any additional goodwill impairments.  When testing for impairment of goodwill, we discount estimates of future cash flows using an estimate of the reporting units' weighted-average cost of capital adjusted to include an appropriate risk premium. A 1 percent increase in the discount rates used would not have resulted in any further goodwill impairments.

However, if the fair value of the Spandex or Gerber Coburn reporting units decreased by 10 percent in fiscal 2003, we would have recorded additional goodwill impairment charges of approximately $1 million and $2.5 million, respectively. A 10 percent decrease in the fair value of our remaining reporting units would not have resulted in any additional goodwill impairments.

As of April 30, 2003, we had $48.9 million of goodwill and $6.8 million of net amortizable intangible assets remaining on the balance sheet, which management believes is realizable based on the estimated cash flows of the associated businesses. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be re-evaluated in the case of continued market deterioration, which could result in further impairment of those assets.

Restructuring charges: Over the last few years, we have undertaken significant restructuring initiatives, which required development of formalized plans for separating employees, discontinuing product lines, and consolidating certain facilities. These plans required management to use estimates related to properties held for sale, which resulted in write-downs of those properties. Additionally, we recorded estimated expenses for severance and outplacement costs, lease cancellations, inventory write-downs, long-term asset impairments, and other related costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. As of January 1, 2003 and subsequent, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" are used to account for costs related to exiting an activity or to a restructuring. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. Prior to January 1, 2003, the accounting for restructuring costs and asset impairments required us to record provisions and charges when management committed to a formal plan under Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (Including Certain Costs Incurred in a Restructuring). As management continues to evaluate the reasonableness of the remaining liabilities under the restructuring initiatives, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Warranty: A limited warranty is provided on our products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional cost of sales may be required. A rollforward of the fiscal 2003 accrued warranty liability from May 1, 2002 is included in Note 15 of the "Notes to Consolidated Financial Statements."

Pension plans: The amounts recognized in the consolidated financial statements for the qualified and non-qualified defined benefit pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including the expected return on plan assets; discount rates at which the liabilities could be settled at April 30, 2003; and the rate of increase in future compensation levels. These assumptions are updated annually and are disclosed in Note 11 of the "Notes to Consolidated Financial Statements." In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The expected long-term rate of return on assets is developed with assistance from a third-party actuarial firm. Our historical experience with pension fund asset performance is also considered. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2003 was 8.5 percent, a decrease from 9 percent for fiscal 2002. Holding all other assumptions constant and increasing or decreasing the expected long-term rate of return of the plan assets by 0.5 percentage points would increase or decrease fiscal 2004 income before income taxes by approximately $0.3 million.

The discount rate utilized for determining future pension obligations of the pension plans is based on the expected rate of high-quality, long-term corporate bonds. The resulting discount rate decreased from 7.25 percent at April 30, 2002 to 6.25 percent at April 30, 2003. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease fiscal 2004 income before income taxes by approximately $0.4 million.

For fiscal 2003, the assumption for the long-term rate of increase in compensation levels for the pension plans remained unchanged at 4 percent. Holding all other assumptions constant and increasing or decreasing the long-term rate of increase in compensation levels by 0.5 percentage points would increase or decrease fiscal 2004 income before income taxes by approximately $0.4 million.

Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company's pension plans.

Net deferred tax assets: We record net deferred tax assets in amounts we expect to realize based on projected future taxable earnings. Assumptions and estimates are required to assess the appropriateness of the valuation of deferred tax assets such as our ability to generate future taxable earnings. If we determined that it was more likely than not that we would not be able to realize our deferred tax assets in the future, an adjustment to decrease earnings would be made in the period of such determination. As of April 30, 2003, we recorded a valuation allowance of $17.2 million against our deferred tax assets.

In assessing the need for a valuation allowance, we estimate future taxable income considering tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates, and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would increase the valuation allowance resulting in a reduction to net earnings in the period that such determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets that had already been subject to a valuation allowance, we would decrease the recorded valuation allowance resulting in an increase to net earnings in the period that such determination was made.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or with exit or restructuring activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. We applied SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002. See Note 13 of the "Notes to Consolidated Financial Statements" contained in this annual report on Form 10-K.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including a rollforward of product warranty liabilities. The initial recognition and measurement provisions of FIN 45 were effective for any guarantees that met certain criteria under FIN 45 that were issued or modified after December 31, 2002. Adoption of the initial recognition and measurement provisions of FIN 45 did not materially impact our financial position or results of operations. The disclosure requirements are included in Note 15 of the "Notes to Consolidated Financial Statements" contained in this annual report on Form 10-K.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123" was issued. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not materially impact our financial position or results of operations, as we continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock options. The disclosure requirements are included in Notes 1 and 10 of the "Notes to Consolidated Financial Statements" contained in this annual report on Form 10-K.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition, if any.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies SFAS No. 133 including the expansion and clarification of scope exceptions, clarifications to the character-based definitions of a derivative instrument, an embedded derivative, and net settlement contracts, and requires additional disclosure in the statements of cash flows associated with a derivative having a significant financing element. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for measuring and classifying certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of SFAS No. 150 must be classified as a liability (or asset). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on August 1, 2003 for the Company. We do not believe that the adoption of SFAS No. 150 will materially impact our financial position or results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK.

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates. To mitigate these risks, we utilize derivative financial instruments, including swaps and forward contracts, among other strategies. Derivative instruments utilized by the Company in its hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes.

Foreign Currency Exposures. As of April 30, 2003, the Company was party to approximately $28.0 million in forward exchange contracts, the majority of which are to purchase U.S. dollars with Euros and Great Britain pounds sterling. The counterparties to the forward exchange contracts were major international commercial banks. We continually monitor our open forward exchange contract position and do not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements.

These forward exchange contracts are recorded at fair value on our balance sheet. As of April 30, 2003, the fair value of contracts outstanding was a $2.3 million net liability. If forward exchange rates were 5 percent stronger or weaker versus the U.S. dollar as of April 30, 2003, the fair value of these forward exchange contracts would be a $3.9 million and $0.9 million net liability, respectively.

Interest Rate Exposures. The Company is subject to market risk from exposure to changes in interest rates since it finances its operations through variable interest rate debt. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2004, although there can be no assurances that interest rates will not significantly change. We estimate that a 10 percent change in the interest rates on our variable rate debt would increase or decrease interest expense in fiscal 2004 by approximately $0.8 million.

See Notes 9 and 19 of the "Notes to Consolidated Financial Statements" as of and for the year ended April 30, 2003, included in this annual report on Form 10-K for additional information about market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Operations

	For years ended April 30,
In thousands except per share amounts	2003	2002	2001
Revenue:
Product sales	$ 457,217	$ 451,018	$505,831
Service	55,152	47,852	48,569
	512,369	498,870	554,400
Costs and Expenses:
Cost of product sales	305,377	304,618	340,332
Cost of service	29,202	26,756	33,761
Selling, general, and administrative expenses	129,164	130,697	148,994
Research and development expenses	25,756	27,415	29,194
Goodwill amortization (Note 6)	---	---	8,182
Restructuring charges (Note 13)	1,664	4,115	9,265
Write-down of assets (Notes 13 and 14)	175	861	6,016
	491,338	494,462	575,744

Operating income (loss)	21,031	4,408	(21,344)

Other income (expense)	(1,412)	(2,385)	771
Interest expense	(8,190)	(12,640)	(13,265)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	11,429	(10,617)	(33,838)
Provision (benefit) for income taxes	3,164	(4,680)	(9,836)
Earnings (loss) from continuing operations before cumulative effect of accounting change	8,265	(5,937)	(24,002)

Discontinued operations (Note 21):

Income from operations of disposed business, net of taxes of $92 in 2003, $380 in 2002 and $536 in 2001	172	975	773
Gain on sale of disposed business, net of taxes of $2,244 in 2003	1,222	---	---
Earnings (loss) before cumulative effect of accounting change	9,659	(4,962)	(23,229)

Cumulative effect of accounting change (Note 6)	---	(114,653)	---

Net Earnings (Loss)	$ 9,659	$(119,615)	$(23,229)
	=======	========	=======

Earnings (Loss) Per Share of Common Stock:
Basic
Earnings (loss) from continuing operations before cumulative effect of accounting change	$ .38	$ ( .27)	$ (1.09)
Discontinued operations	.06	.05	.03
Cumulative effect of accounting change	---	(5.20)	---
Net earnings (loss)	$ .44	$ (5.42)	$ (1.06)
	=======	========	=======
Diluted
Earnings (loss) from continuing operations before cumulative effect of accounting change	$ .37	$ ( .27)	$ (1.09)
Discontinued operations	.06	.05	.03
Cumulative effect of accounting change	---	(5.20)	---
Net earnings (loss)	$ .43	$ (5.42)	$ (1.06)
	=======	========	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

72-73

Consolidated Balance Sheets

	April 30,
In thousands except per share amounts	2003	2002
Assets
Current Assets:
Cash and short-term cash investments	$ 20,697	$ 16,220
Accounts receivable, net of allowance for doubtful accounts of $7,277 in 2003 and $7,229 in 2002	89,657	84,539
Inventories	51,982	59,351
Deferred income taxes	5,300	11,951
Prepaid expenses and other current assets	8,327	8,680
Net assets held for sale (Note 14)	---	3,968
	175,963	184,709
Property, Plant, and Equipment	122,674	116,125
Less accumulated depreciation	75,309	64,761
	47,365	51,364
Intangible Assets:
Goodwill (Note 6)	48,912	49,966
Prepaid pension cost	8,483	11,557
Patents and other intangible assets, net of accumulated amortization (Note 6)	6,777	6,918
	64,172	68,441
Deferred Income Taxes	14,855	2,959
Other Assets	4,336	4,120
	$306,691	$311,593
	=======	=======
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term line of credit	$ ---	$ 228
Current maturities of long-term debt	14,807	41,929
Accounts payable	45,024	41,756
Accrued compensation and benefits	23,167	19,136
Other accrued liabilities	18,202	21,859
Deferred revenue	10,000	8,723
Advances on sales contracts	945	897
	112,145	134,528
Noncurrent Liabilities:
Other liabilities	29,083	6,678
Long-term debt	71,000	86,000
	100,083	92,678

Contingencies and Commitments (Note 17)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1 par value; authorized 65,000,000 shares; issued 22,908,180 and 22,879,425 shares, respectively	22,908	22,879
Paid-in capital	43,703	44,090
Retained earnings	67,912	58,253
Treasury stock, at cost (745,184 shares in 2003 and 773,546 shares in 2002)	(15,323)	(15,906)
Unamortized value of restricted stock grants	(211)	(411)
Accumulated other comprehensive income (loss)	(24,526)	(24,518)
	94,463	84,387
	$306,691	$311,593
	========	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

74-75

Consolidated Statements of Changes in Shareholders' Equity

In thousands except per share amounts	Common Stock, $1 Par Value	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restric. Stock Grants	Accum. Other Comp. Inc./ (Loss)	Total
April 30, 2000	$22,780	$43,615	$208,133	$(16,397)	$(557)	$(12,158)	$245,416
Net loss	--	--	(23,229)	--	--	--	(23,229)
Foreign currency translation adjustment	--	--	--	--	--	(12,318)	(12,318)

Comprehensive loss							(35,547)
Dividends ($.32 per share)	--	--	(7,036)	--	--	--	(7,036)
Common stock issued for directors' fees	14	108	--	--	--	--	122
Treasury stock issued for directors' fees	--	(152)	--	259	--	--	107
Other common stock issuances	5	61	--	--	--	--	66
Restricted stock grants and cancellations, net of amortization	30	203	--	--	118	--	351

April 30, 2001	22,829	43,835	177,868	(16,138)	(439)	(24,476)	203,479
Net loss	--	--	(119,615)	--	--	--	(119,615)
Foreign currency translation adjustment	--	--	--	--	--	1,445	1,445
Cash flow hedging loss, net of taxes of $414	--	--	--	--	--	(669)	(669)
Minimum pension liability, net of taxes of $507	--	--	--	--	--	(818)	(818)

Comprehensive loss							(119,657)
Common stock issued for directors' fees	10	91	--	--	--	--	101
Treasury stock issued for directors' fees	--	(127)	--	232	--	--	105
Exercise of stock options	15	91	--	--	--	--	106
Other common stock activity	(5)	(44)	--	--	--	--	(49)
Restricted stock grants and cancellations, net of amortization	30	244	--	--	28	--	302

April 30, 2002	22,879	44,090	58,253	(15,906)	(411)	(24,518)	84,387
Net earnings	--	--	9,659	--	--	--	9,659
Foreign currency translation adjustment	--	--	--	--	--	14,429	14,429
Cash flow hedging loss, net of taxes of $465	--	--	--	--	--	(751)	(751)
Minimum pension liability, net of taxes of $8,477	--	--	--	--	--	(13,686)	(13,686)

Comprehensive income							9,651
Common stock issued for directors' fees	9	21	--	--	--	--	30
Treasury stock issued for directors' fees	--	(454)	--	583	--	--	129
Other common stock activity	11	26	--	--	--	--	37
Restricted stock grants and cancellations, net of amortization	9	20	--	--	200	--	229

April 30, 2003	$22,908	$43,703	$ 67,912	$(15,323)	$ (211)	$(24,526)	$ 94,463
	======	======	=======	======	======	======	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

76-77

Consolidated Statements of Cash Flows

	For years ended April 30,
In thousands	2003	2002	2001

Cash Provided by Operating Activities:
Net earnings (loss)	$9,659	$(119,615)	$ (23,229)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	---	114,653	---
Depreciation and amortization	12,694	15,191	26,468
Gain on sale of disposed business, net of taxes	(1,222)	---	---
Restructuring and other charges	1,664	16,755	24,981
Write-down of assets	175	861	6,016
Deferred income taxes	1,216	(5,158)	(13,845)
Other non-cash items	2,477	2,324	561
Changes in operating accounts:
Receivables	2,177	13,820	22,479
Inventories	10,817	3,242	5,104
Prepaid expenses	2,759	(2,993)	7,110
Accounts payable and accrued expenses	(440)	(12,439)	(18,915)
Provided by Operating Activities	41,976	26,641	36,730

Investing Activities:
Additions to property, plant, and equipment	(3,369)	(4,526)	(14,757)
Proceeds from sale of assets	3,937	17,183	13,721
Proceeds from sale of disposed business	6,595	---	---
Intangible and other assets	(1,167)	(1,954)	(1,982)
Provided by (Used for) Investing Activities	5,996	10,703	(3,018)

Financing Activities:
Additions of long-term debt	13,807	41,500	47,000
Repayments of long-term debt	(57,595)	(83,618)	(71,978)
Net short-term financing	(254)	228	---
Debt issue costs	(1,796)	(563)	(751)
Exercise of stock options	---	106	---
Other common stock activity	37	(49)	113
Dividends on common stock	---	---	(7,036)
(Used for) Financing Activities	(45,801)	(42,396)	(32,652)

Effect of exchange rate changes on cash	2,306	406	(3,148)
Increase (Decrease) in Cash and Short- Term Cash Investments	4,477	(4,646)	(2,088)

Cash and Short-Term Cash Investments, Beginning of Year	16,220	20,866	22,954
Cash and Short-Term Cash Investments, End of Year	$ 20,697	$ 16,220	$ 20,866
	=======	=======	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

78-79

Report of Management	Gerber Scientific, Inc.

To the Shareholders of Gerber Scientific, Inc.:

The consolidated financial statements of Gerber Scientific, Inc. included in this annual report have been prepared by the Company's management, who are responsible for the integrity and objectivity of the data presented. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and include amounts based on management's best estimates and judgments. Financial information elsewhere in this annual report is consistent with the consolidated financial statements.

Management maintains a system of internal accounting controls and procedures, supported by a program of internal auditing. This system is intended to provide reasonable assurance, in relation to reasonable cost, that transactions are executed in accordance with management's authorization and are recorded properly and accurately, that accountability for assets is maintained, and that the financial records are reliable for preparing consolidated financial statements.

The consolidated financial statements have been audited by KPMG LLP, independent auditors, in accordance with auditing standards generally accepted in the United States of America. Their role is to assess the accounting principles used and the estimates made by management and to form an independent opinion as to the fairness with which the consolidated financial statements present the financial condition of the Company, the results of its operations, and its cash flows in accordance with accounting principles generally accepted in the United States of America. They obtain and maintain an understanding of the Company's accounting policies and controls and conduct such tests and related procedures as they consider necessary to arrive at an opinion on the fairness of the consolidated financial statements.

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

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

May 28, 2003

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

Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and does not have significant concentrations of credit risk. The Company continually monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the customers' inability to make required payments. Various factors including accounts receivable agings, customer credit worthiness, and historical bad debts are considered by the Company when it evaluates the adequacy of its allowance for doubtful accounts.

Inventories

Inventories are generally stated at the lower of standard cost, which approximates first-in, first-out or FIFO, or market value. Standard cost approximates cost as variances are applied to inventory as appropriate. Inventory at the Company's Apparel and Flexible Materials non-manufacturing companies overseas is valued on a weighted-average basis.

Property, Plant, Equipment, and Depreciation

Property, plant, and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in other income.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are 45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

The Company capitalizes certain costs of enterprise resource planning (ERP) software obtained and developed for internal use. The amount capitalized as of April 30, 2003 and 2002 was $16,010,000 and $15,300,000, respectively. Capitalized software costs are amortized over 5 to 10 years. Accumulated depreciation of capitalized software was $6,001,000 and $4,100,000 as of April 30, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 on May 1, 2001, and concurrently ceased amortization of its goodwill, which is its only intangible asset with an indefinite useful life. The amount of goodwill impairment, if any, is measured annually by comparing its implied fair value with its carrying amount and writing down its carrying amount to its implied fair value. See Note 6.

Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their useful lives. In addition, these assets continue to be reviewed for possible impairment annually or whenever events or changes in circumstances indicate carrying value may not be recoverable. If the carrying amount of an intangible asset with a finite useful life exceeds the sum of its undiscounted future cash flows, the intangible asset's carrying value is written down to its fair value.

Prior to implementation of SFAS No. 142, goodwill was amortized over 20 to 25 years on a straight-line basis. Impairment of goodwill, if any, was assessed periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired business would recover the recorded net goodwill balances over the remaining amortization period.

Revenue Recognition

Product sales are recognized upon shipment, which is when all four criteria listed in Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," are met. These four criteria are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. For some shipments, the Company defers a portion of revenue on product sales for warranty and installation obligations, and, as appropriate, recognizes the revenue either over the contractual period, when the customer acceptance is obtained, or as services are performed.

Service revenue is recognized ratably over the contractual period or as services are performed.

Software revenue is recognized when earned in compliance with American Institute of Certified Public Accountants' Statements of Position 97-2 and 98-4, "Software Revenue Recognition."

Maintenance and subscription revenue is recognized ratably over the contract period.

Royalties are accounted for as Other Income as received.

Shipping and Handling Fees and Costs

In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in product sales. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales.

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

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share."

Stock Option Plans

As more fully described in Note 10, the Company has stock option plans authorizing grants to officers and employees. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. No stock-based compensation cost related to stock options is reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the quoted market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123):

In thousands except per share amounts	2003	2002	2001

Net earnings (loss), as reported	$ 9,659	$(119,615)	$(23,229)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax	(2,621)	(2,848)	(2,700)
Pro forma net earnings (loss)	$ 7,038	$(122,463)	$(25,929)
	======	========	=======

Net earnings (loss) per share
Basic, as reported	$ .44	$ (5.42)	$ (1.06)
Basic, pro forma	.32	(5.55)	(1.18)

Diluted, as reported	$ .43	$ (5.42)	$ (1.06)
Diluted, pro forma	.32	(5.55)	(1.18)

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates. Important estimates include asset valuation allowances (including those related to receivables, inventory, deferred income taxes, and long-lived assets), accrued liabilities, and deferred revenue.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the fiscal 2003 presentation.

Note 2. Cash and Short-Term Cash Investments

Cash and short-term cash investments include:

	Year Ended April 30,
In thousands	2003	2002
Cash	$20,610	$15,799
Money market funds	87	383
Time deposits	---	38
	$20,697	$16,220
	======	======

The Company's short-term cash investments are in high-quality financial instruments. Due to the relatively short maturity, cost at April 30, 2003 was a reasonable estimate of fair value.

Note 3. Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and does not have significant concentrations of credit risk. The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires bank letters of credit to support customer obligations. Lease receivables are collateralized by the leased equipment.

A rollforward of the allowance for doubtful accounts for the three years ended April 30, 2003 is as follows (in thousands):

Balance at May 1, 2000	$6,263
Provision charged to expense	3,250
Doubtful accounts written off	(2,477)
Recoveries of amounts previously charged off	9
Balance at April 30, 2001	7,045
Provision charged to expense	2,503
Doubtful accounts written off	(2,320)
Recoveries of amounts previously charged off	1
Balance at April 30, 2002	7,229
Provision charged to expense	2,550
Doubtful accounts written off	(2,502)
Recoveries of amounts previously charged off	---
Balance at April 30, 2003	$7,277
=====

Note 4. Inventories

Inventories include:

	Year Ended April 30,
In thousands	2003	2002
Raw materials and purchased parts	$28,796	$31,514
Work in process	1,859	2,780
Finished goods	21,327	25,057
	$51,982	$59,351
	======	======

Note 5. Property, Plant, and Equipment

The components of property, plant, and equipment at the end of each year were:

In thousands	2003	2002
Land	$ 1,071	$ 989
Buildings	27,705	26,491
Machinery, tools, and equipment	93,592	88,246
Construction in progress	306	399
	$122,674	$116,125
	=======	=======

Note 6. Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 on May 1, 2001, ceased amortization of goodwill (its only intangible asset with an indefinite useful life), and performed a transitional goodwill impairment evaluation. The Company identified assets and liabilities associated with its business units (including goodwill) as of May 1, 2001. The fair value of each unit was estimated using a combination of earnings multiple and discounted cash flow valuation techniques. As a result of this evaluation, it was determined that goodwill associated with the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segments was impaired as of May 1, 2001 in the amounts of $21,700,000 and $92,953,000, respectively. Effective May 1, 2001, an impairment loss of $114,653,000 was recognized as the cumulative effect of a change in accounting principle.

The amount of the impairment loss for each business unit was estimated by comparing the implied fair value of the business unit's goodwill to its carrying value. Implied fair value of goodwill was determined by allocating the estimated fair value of each business unit's assets and liabilities in a manner similar to a purchase price allocation.

In the case of the Ophthalmic Lens Processing segment, the Company conducted a strategic review of this segment in the fourth quarter of fiscal 2001. Circumstances leading to the goodwill impairment included softness in end sales of prescription optical lenses, consolidation in retail and wholesale segments of the ophthalmic industry, and global economic weakness for the segment's capital equipment products. These negative industry and economic trends had lowered the business' operating profits and cash flows over the previous two fiscal years and then-current earnings expectations did not reflect improvement.

Goodwill impairment for the European business units of the Sign Making and Specialty Graphics segment reflected increased competition in aftermarket supplies and weaker demand for sign making capital equipment consistent with worsening global economic trends. Lower than expected operating profits and cash flows resulted and were evidence that growth expectations assumed when these business units were acquired might not materialize.

During fiscal year 2003, the Company was not required to recognize any additional goodwill impairments in accordance with SFAS No. 142.

Operating results for fiscal year 2001 before the effect of goodwill related accounting changes compared with fiscal years 2003 and 2002 were:

In thousands except per share amounts	2003	2002	2001

Reported earnings (loss) before cumulative effect of accounting change	$ 9,659	$ (4,962)	$(23,229)
Add back: Goodwill amortization	---	---	8,182
Adjusted earnings (loss) before cumulative effect of accounting change	9,659	(4,962)	(15,047)
Cumulative effect of accounting change	---	(114,653)	---
Adjusted net earnings (loss)	$ 9,659	$(119,615)	$(15,047)
	======	========	=======
Basic earnings (loss) per share:
Reported earnings (loss) before cumulative effect of accounting change	$ .44	$ (.22)	$ (1.06)
Goodwill amortization	---	---	.38
Adjusted earnings (loss) before cumulative effect of accounting change	..44	(.22)	(.68)
Cumulative effect of accounting change	---	(5.20)	---
Adjusted net earnings (loss)	$ .44	$ (5.42)	$ (.68)
	======	=======	======
Diluted earnings (loss) per share:
Reported earnings (loss) before cumulative effect of accounting change	$ .43	$ (.22)	$ (1.06)
Goodwill amortization	---	---	.38
Adjusted earnings (loss) before cumulative effect of accounting change	..43	(.22)	(.68)
Cumulative effect of accounting change	---	(5.20)	---
Adjusted net earnings (loss)	$ .43	$ (5.42)	$ (.68)
	======	=======	======

Goodwill and intangible assets include (in thousands):

	As of April 30, 2003		As of April 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 10,300	$ 3,886	$9,923	$3,567
Other	1,073	710	3,119	2,557
	11,373	4,596	13,042	6,124
Intangible assets not amortized:
Goodwill	48,912	---	49,966	---
Prepaid pension cost	8,483	---	11,557	---
	57,395	---	61,523	---
	$68,768	$4,596	$74,565	$6,124
	======	=====	======	=====

Intangible amortization expense was $1,070,000 for the fiscal year ended April 30, 2003 and is estimated to be approximately $800,000 in fiscal year 2004 and approximately $600,000 annually for fiscal years 2005-2008. Intangible asset amortization expense for the fiscal years ended April 30, 2002 and 2001 was $1,533,000 and $10,104,000, respectively, which included goodwill amortization of $8,182,000 in fiscal 2001.

Changes in the carrying amount of goodwill for the fiscal years ended April 30, 2003 and 2002 were (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2001	$109,425	$12,498	$41,697	$163,620
Impairment losses - SFAS No. 142 implementation	(92,953)	--	(21,700)	(114,653)
Purchase accounting adjustments	568	---	---	568
Effects of currency translation	420	13	(2)	431
Balance as of April 30, 2002	17,460	12,511	19,995	49,966
Sale of disposed business	---	---	(2,999)	(2,999)
Effects of currency translation	1,816	129	---	1,945
Balance as of April 30, 2003	$ 19,276	$12,640	$16,996	$ 48,912
	=======	======	======	=======

Note 7. Short-term Lines of Credit

The Company had short-term bank lines of credit with several banks of approximately $9,701,000 at April 30, 2003 based on year-end foreign exchange rates. As of April 30, 2003, there were no outstanding balances under these credit lines.

Note 8. Income Taxes

Components of the provision (benefit) for income taxes attributable to continuing operations were:

	Fiscal Year
In thousands	2003	2002	2001

Currently payable:
Federal	$ 116	$(1,859)	$ 193
State and local	589	278	104
Foreign	2,306	3,198	1,993
	3,011	1,617	2,290
Deferred	153	(6,297)	(12,126)
	$3,164	$(4,680)	$ (9,836)
	======	======	=======

Net income tax payments (refunds) totaled $168,000, $2,698,000, and $(3,005,000) in the years ended April 30, 2003, 2002, and 2001, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

	2003	2002	2001

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	6.0	3.6	0.9
Foreign tax rate differences	(8.1)	4.1	(1.2)
Export tax incentives	(5.7)	7.2	1.1
Research and development tax credits	(2.9)	3.7	1.0
Goodwill amortization	---	---	(8.4)
Adjustment of prior years' taxes	1.7	(9.4)	1.5
Other, net	1.7	(0.1)	(0.8)
Effective income tax rate	27.7%	44.1%	29.1%
	======	======	=====

As of April 30, 2003 and 2002, the Company had valuation allowances of $17,200,000 and $11,800,000 to reduce its deferred tax assets to the amount that will more likely than not be realized. The Company expects future operations will generate sufficient earnings to realize its net deferred tax assets. The net changes in the valuation allowance for the years ended April 30, 2003, 2002, and 2001 relate to certain state and foreign tax carryforwards that the Company does not believe are more likely than not to be realized, and have been included in state and foreign income tax expense. Deferred tax assets and liabilities as of April 30, 2003 and 2002 are:

	2003		2002
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Depreciation	$ 900	$ ---	$ ---	$ 500
Patents	---	2,500	---	2,400
Employee benefit plans	10,400	3,100	3,400	4,000
Asset valuations	9,800	2,500	13,700	2,800
Provisions for estimated expenses	5,800	7,400	6,300	7,100
Foreign exchange gains and losses	---	1,000	---	---
Tax carryforwards	26,400	---	19,400	---
Other	800	200	1,000	300
	54,100	16,700	43,800	17,100
Valuation allowance	(17,200)	---	(11,800)	---
	$36,900	$16,700	$32,000	$17,100
	======	======	======	======

Consolidated earnings (loss) before income taxes included foreign pre-tax earnings (loss) of $1,300,000, $1,572,000, and $(3,981,000) for fiscal 2003, 2002, and 2001, respectively. At April 30, 2003, unremitted earnings of foreign subsidiaries were approximately $19,000,000. U.S. income taxes have not been provided on those unremitted earnings because they are considered indefinitely reinvested in those operations. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable. For income tax reporting purposes, the Company has net operating loss and credit carryforwards in U.S. and foreign jurisdictions of approximately $160,000,000 and $10,000,000, respectively, at April 30, 2003. These have various expiration dates beginning in fiscal year 2004.

Note 9. Long-Term Debt

Long-term debt includes:

	April 30,
In thousands	2003	2002
Multi-currency revolving credit facility	$ 79,807	$121,929
Industrial revenue bonds	6,000	6,000
Subtotal	85,807	127,929
Less: current maturities	(14,807)	(41,929)
Long-term debt	$ 71,000	$ 86,000
	=======	=======

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates; the carrying amount at April 30, 2003 approximates its fair value.

Interest payments totaled $8,858,000, $12,183,000, and $13,145,000 in the years ended April 30, 2003, 2002, and 2001, respectively.

Multi-Currency Revolving Credit Facility

In May 1998, the Company obtained a five-year $235,000,000 multi-currency revolving credit facility from a group of major U.S. and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility was variable and was based on either LIBOR (London Interbank Offered Rate) or prime plus an applicable margin. This margin was based on the relationship of the Company's consolidated total debt to EBITDA, defined as earnings before interest, taxes, depreciation, and amortization (leverage ratio). Borrowings under the credit facility were secured by the accounts receivable and inventories of the Company and its domestic subsidiaries, and the capital stock of certain of the Company's foreign subsidiaries. The Company was also required to maintain certain financial covenants, set forth in the agreement memorializing the terms of the credit facility, that required the Company to maintain certain levels of net worth, certain leverage ratios, a minimum fixed charge coverage amount, a minimum revenue amount, and capital expenditures limits. The agreement also had various covenants that limited the Company's ability to pay dividends and make investments and provisions that limited subsidiary indebtedness.

In January 2002, the agreement was amended to change the leverage, fixed charge coverage, and net worth financial covenants. Compliance with these covenants at April 30, 2002 was waived in accordance with anticipated charges relating to inventory and other write-downs in the Company's Sign Making and Specialty Graphics operating segment. In addition, financial covenants restricting the levels of capital expenditures and cash and investment balances, and a minimum revenue level, were added. This amendment also included increases to the applicable LIBOR margin. Effective January 31, 2002, the Company reduced the amount of the banks' commitment under the agreement to $150,000,000, and at April 30, 2002 to $140,000,000. The Company had voluntarily reduced the amount of the banks' commitment from $195,000,000 to $178,000,000 on August 31, 2001, reflecting the use of the proceeds from the sale and leaseback of certain facilities.

The agreement was further amended on July 26, 2002. This amendment included an extension of the agreement's termination date to August 15, 2003, changed certain financial covenants, and included further increases to the applicable LIBOR margin. Also effective with this amendment, the Company further reduced the amount of the banks' commitment under the agreement to $134,400,000 on July 26, 2002, to $119,400,000 on January 31, 2003, and to $80,000,000 on April 30, 2003. A fee of 0.50 percent based on the outstanding banks' commitments was paid on December 31, 2002 since the borrowings under the agreement were not paid in full on or before that date.

At April 30, 2003, borrowings outstanding under the credit facility were $79,807,000. The agreement, as amended, provided for an annual facility fee that ranged from 0.2 percent to 1 percent of the banks' aggregate commitments, which amounted to $80,000,000 at April 30, 2003.

The weighted-average interest rate of the borrowings under this facility as of April 30, 2003 was 5.3 percent. The Company was in compliance with all covenants as of that date.

In May 2003, subsequent to close of the Company's fiscal 2003 year, this facility was fully repaid using the proceeds from the Senior Credit Facility discussed below.

Senior Credit Facility

On May 9, 2003, subsequent to the close of its fiscal 2003 year, the Company entered into a four-year $110,000,000 senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45,000,000 asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32,500,000 (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans") (the Revolver and Term Loans being collectively referred to as the "Credit Facilities") led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P.

The lenders under these arrangements have been granted security interests in selected assets of the Company and its subsidiaries including certain real estate and leasehold interests in the U.S. and elsewhere; inventory and accounts receivable in the U.S., Canada, U.K., Germany, and the Netherlands; intangible assets; intellectual property; and other assets.

The initial borrowings under the Credit Facilities have been or will be used:

    to repay all borrowings under and terminate the Company's multi-currency revolving credit facility of approximately $80,000,000;

    to pay fees and expenses; and

    for general working capital purposes.

Revolver

Under the Revolver, there are no required principal payments prior to maturity, though the amount of the revolving credit commitment is subject to reduction. Commitment reductions or termination, at the Company's option, under the Revolver are permitted at any time without fee, except in the case of commitment reductions or termination before May 9, 2004, for which a fee in the amount of 1 percent is required.

Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which will be, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate will be Fleet National Bank's base rate. The initial applicable margin for borrowings under the Revolver is 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, defined as earnings before interest, taxes, depreciation, and amortization.

Under the Revolver, the Company is required to pay a commitment fee on the difference between the total committed amount of the facility and the amount borrowed by the Company. The initial commitment fee is 0.50 percent per year. The commitment fee is subject to adjustment based on the relationship of the Company's total funded debt to EBITDA.

The Company is required to maintain certain financial covenants set forth in the agreement including certain fixed charge coverage ratios, total liabilities to tangible capital base ratios, and consolidated EBITDA, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations.

The Revolver agreement requires the Company to maintain a lock-box arrangement with Fleet National Bank whereby amounts received into the lock-boxes are applied to reduce the Revolver debt outstanding. The Revolver agreement also contains certain subjective acceleration clauses in the event of a material adverse event. EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" requires the Company to classify outstanding borrowings under the Revolver as short-term obligations due to the existence of both a lock-box arrangement and subjective acceleration clauses.

Term Loans

 Voluntary prepayments of principal under the Term Loans are permitted at any time without penalty or premium. Subject to certain exceptions, mandatory principal prepayments under the Term Loans are required with cash proceeds of debt issuances, asset sales, casualty events, and excess cash flow.

Obligations under the Term Loans bear interest at a floating rate of 6 percent over prime rate for Term A Loan borrowings and 7.5 percent over prime rate for Term B Loan borrowings. The prime rate will be JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.25 percent or higher than 7.25 percent. The Term Loans also accrue interest that can either be added to the loan principal or paid in cash ("PIK") of 2 percent per year. In addition, an annual fee amounting to 1.75 percent of the average monthly balance of the Term Loans is required to be paid on each anniversary of the loan closing date. The PIK interest rate and the anniversary fee are subject to 1 percent and 0.50 percent reductions, respectively, when certain EBITDA levels are achieved.

The Company is required to maintain certain financial covenants as set forth in the agreement including certain leverage ratios, fixed charge coverage ratios, and consolidated EBITDA levels, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations.

$65,000,000 of the Company's outstanding debt under the multi-currency revolving credit facility, which was refinanced subsequent to April 30, 2003 with the Term Loans, was classified as long-term in the Consolidated Balance Sheet at April 30, 2003, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced."

Industrial Revenue Bonds

The Company has outstanding $6,000,000 of Variable Rate Demand Industrial Development Bonds (VRDBs). The interest rate is adjusted weekly to maintain market value at par. During 2003 and 2002, the average interest rate was 1.3 percent and 1.9 percent, respectively, and at April 30, 2003, the interest rate was 1.3 percent. The VRDBs are collateralized by certain property, plant, and equipment and are payable in 2014.

The demand feature of the VRDBs is supported by a letter of credit from a major U.S. commercial bank. The letter of credit has a provision for automatic extension of an 18-month term and carries a fee of 2.25 percent of the face amount. Advances under the letter of credit would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in the project property. Covenants in the Industrial Revenue Bond agreement were conformed to those in the now fully repaid multi-currency revolving credit facility described above.

Note 10. Preferred Stock, Common Stock, Restricted Stock, Stock Option Plans, and
               Incentive Bonus Plans

Preferred Stock

The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights, if any, the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2003, no preferred stock had been issued.

Common Stock

Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1,023,800 shares. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2003, the Company could purchase up to an additional 1,976,200 shares under the November 1998 Board of Directors' resolution.

The Company's Non-Employee Director's Stock Grant Plan (the "Plan"), approved by the Company's Board of Directors, provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $25,000 per year, increased from $15,000 per year effective January 1, 2003. The shares are issued from treasury stock. The Company is seeking shareholder approval of the Plan, as amended, at its 2003 annual shareholders' meeting.

9; Restricted Stock

The Company's 1992 Employee Stock Plan (the "1992 Plan"), as amended, which expired on August 19, 2002, permitted restricted stock awards. Restricted stock grants vest one-third each year for the three-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock awarded, net of cancellations, was $229,000, $302,000, and $304,000 in fiscal 2003, 2002, and 2001, respectively. Restricted stock award activity was as follows:

	2003	2002	2001
Restricted stock awarded (shares)	8,719	34,000	39,154
Weighted-average market value on date of grant	$ 3.50	$ 9.75	$ 9.06

Stock Option Plans

1992 Employee Stock Plan. The 1992 Plan, which expired on August 19, 2002, also provided for the grant of incentive stock options and non-qualified options to officers and key employees for a ten-year term, exercisable at the common stock market price on the date of grant.

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

1992 Non-Employee Director Stock Option Plan. The 1992 Non-Employee Director Stock Option Plan (the "1992 Director Plan"), which expired on August 19, 2002, provided for non-qualified stock option grants to eligible members of the Board of Directors who were not also employees of the Company. Options were granted with a ten-year term at the market price of the common stock on the date of grant and were immediately exercisable.

In June 1998, shareholders approved amendments to the 1992 Director Plan that increased the automatic award each May 1 of options from 1,000 to 3,000, and increased the maximum number of shares of common stock available for grant as stock options from 75,000 to 175,000 shares.

A summary of stock option activity under the stock option plans for the three-years ended April 30, 2003 is set forth below:

	2003		2002		2001
	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price
Outstanding- beginning of year	3,713,193	$14.58	3,779,148	$15.92	2,701,467	$18.81
Granted	735,500	3.78	735,100	9.03	1,542,600	11.15
Exercised	--	--	(15,002)	7.06	--	--
Forfeited	(533,001)	14.00	(786,053)	15.95	(464,919)	16.92
Outstanding-end of year	3,915,692	$12.63	3,713,193	$14.58	3,779,148	$15.92
	=======	=====	=======	=====	========	=====
Exercisable at end of year	2,620,254	$15.62	2,307,366	$17.12	1,864,342	$18.31
	=======	=====	=======	=====	========	=====
Reserved for future grants	---		1,058,805		1,017,065
	=======		=======		========

Exercise prices for options outstanding as of April 30, 2003 ranged from $3.35 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 2003 is 5.9 years. In the event of a "change in control," as defined in the 1992 Plan, all outstanding stock options granted under the 1992 Plan become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 2003:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 3.35 - $ 5.03	653,000	9.1 years	$ 3.38	21,000	$ 4.30
$ 5.04 - $ 7.54	452,734	7.5 years	7.09	276,566	7.08
$ 7.55 - $ 11.31	551,000	8.6 years	9.31	227,572	9.32
$11.32 - $ 16.96	1,569,052	3.7 years	15.06	1,405,210	15.29
$16.97 - $ 25.44	644,966	4.8 years	21.77	644,966	21.77
$25.45 - $ 28.25	44,940	4.0 years	27.51	44,940	27.51
	3,915,692	5.9 years	$12.63	2,620,254	$15.62
	=======	=======	=====	=======	=====

In accordance with SFAS No. 123, the fair value of each stock option grant has been estimated on the dates of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	4.1%	4.5%	4.9%
Expected life of option	4.70 years	4.80 years	4.60 years
Expected volatility	63%	53%	44%
Expected dividend yield	--%	--%	--%

A table illustrating the effect on net earnings (loss) per share as if the Black-Scholes fair value method had been applied to all stock options is presented in Note 1.

Weighted-average fair values at date of grant for options granted during fiscal 2003, 2002, and 2001 were $2.02, $4.47, and $4.86, respectively.

Incentive Bonus Plans

The Management Development and Compensation Committee of the Board of Directors (the "MDCC") approved (i) the Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan (the "Bonus Plan"), and (ii) cash profit incentive bonus plans for each of the years ended April 30, 2003, 2002, and 2001. The Bonus Plan covers the Company's executive officers and other officers designated by the MDCC; the cash profit incentive plans cover substantially all employees in the United States. All of the plans provide for annual cash incentives upon the achievement of performance goals, which are specified in the plans, for the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans totaled $9,175,000, $6,272,000, and $540,000 for the years ended April 30, 2003, 2002, and 2001, respectively.

Note 11. Employee Benefit Plans

Pension Plans

The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Pension Plan"), covering substantially all employees in the United States. Qualified Pension Plan benefits are based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and non-cash), including compensation related to stock option plans and certain other benefits and payments.

The Company's general policy is to fund the Qualified Pension Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. The Company did not make any contributions to the Qualified Pension Plan in fiscal 2003, 2002, or 2001.

Qualified Plan assets primarily were invested in mutual and collective trust funds that included common stocks, fixed income securities, and money market instruments. Qualified Pension Plan assets included 103,000 shares of the Company's common stock at April 30, 2003 and 2002.

The Company also maintains a non-qualified supplemental pension plan for employees in the United States (the "Non-Qualified Pension Plan"). It provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations. Benefits funding is provided through a trust. The trust is irrevocable and its assets can be used only to pay benefits, with certain exceptions. The trust assets were invested in mutual funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments.

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.

The following table summarizes the funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheet at April 30, 2003 and 2002:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2003	2002	2003	2002
Change in benefit obligation:
Beginning balance	$71,856	$68,109	$7,939	$7,898
Service cost	2,731	2,736	85	188
Interest cost	5,020	4,864	484	546
Curtailments	---	(2,360)	---	(48)
Actuarial (gain)/loss	10,836	1,792	5	(434)
Plan amendments	290	---	(290)	328
Benefits paid	(3,526)	(3,285)	(621)	(539)
Ending balance	87,207	71,856	7,602	7,939

Change in plan assets:
Beginning balance	65,478	69,450	6,323	6,859
Actual return on plan assets	(9,098)	(687)	(713)	3
Benefits paid from plan assets	(3,526)	(3,285)	(621)	(539)
Ending balance	52,854	65,478	4,989	6,323

Funded status	(34,353)	(6,378)	(2,613)	(1,616)
Unrecognized net actuarial (gain)/loss	33,776	8,116	3,129	1,888
Unrecognized net transition liability	---	74	---	---
Unrecognized prior service cost	7,892	8,625	591	1,120
Prepaid pension cost	$7,315	$10,437	$1,107	$1,392
	======	======	=====	=====

Related balance sheet amounts as of April 30, 2003 and 2002 consist of:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2003	2002	2003	2002
Prepaid benefit cost	$ ---	$10,437	$ ---	$ ---
Intangible asset	7,892	---	591	1,120
Accrued benefit liability	(21,226)	---	(2,323)	(1,053)
Accumulated other comprehensive income	20,649	---	2,839	1,325
	$ 7,315	$10,437	$1,107	$1,392
	======	======	=====	=====

The combined accrued benefit liability for the Qualified and Non-Qualified Pension Plans of $23,549,000 and $1,053,000, respectively, is included in "Other liabilities" on the Consolidated Balance Sheets at April 30, 2003 and 2002.

The accumulated benefit obligation and the fair value of the plan assets for the Qualified Plan as of April 30, 2003 were $74,080,000 and $52,854,000, respectively.

The accumulated benefit obligation and the fair value of plan assets for the Non-Qualified Pension Plan as of April 30, 2003 were $7,312,000 and $4,989,000, respectively.

Weighted-average assumptions were:

	Qualified Pension Plan			Non-Qualified Pension Plan
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	7.25%	7.50%	6.25%	7.25%	7.50%
Expected return on plan assets	8.50	9.00	9.00	8.50	9.00	9.00
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

Components of net periodic cost for the years ended April 30, 2003, 2002, and 2001 were:

	Qualified Pension Plan			Non-Qualified Pension Plan
In thousands	2003	2002	2001	2003	2002	2001
Service cost	$2,731	$2,736	$2,990	$ 85	$ 188	$273
Interest cost	5,020	4,864	4,728	484	546	561
Expected return on plan assets	(5,726)	(6,002)	(7,340)	(559)	(599)	(490)
Amortization of prior service cost	1,023	1,055	1,236	239	657	379
Amortization of transition obligation	74	77	91	---	---	---
Amortization of actuarial gain	---	41	(738)	36	40	36
Curtailments	---	1,108	(124)	---	222	(50)
Net periodic benefit cost	$3,122	$3,879	$ 843	$285	$1,054	$709
	=====	=====	=====	====	=====	====

In fiscal 2002, the Company recognized curtailment losses of $1,330,000 related to employee separations as part of the fourth quarter fiscal 2001 and third quarter fiscal 2002 restructuring actions. These losses represented acceleration of unrecognized prior service costs and losses, partially offset by a reduction in projected benefit obligation.

During the first quarter of fiscal 2001, the Company amended the Qualified Pension Plan to make an early retirement window available to eligible employees who terminated on or before December 31, 2001. Any participant whose sum of his or her attained age and vested service with the Company equaled or exceeded seventy was eligible. The Company recognized a $174,000 curtailment gain in fiscal 2001 due to the loss of expected future service.

401(k) Plan

Under the Company's 401(k) Maximum Advantage Program, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. The Company's expense for matching contributions under this Plan was $909,000, $977,000, and $1,231,000 for the years ended April 30, 2003, 2002, and 2001, respectively.

Note 12. Other Income (Expense)

Components of other income (expense) were:

In thousands	2003	2002	2001

Interest income from investments	$ 343	$ 434	$ 1,034
Royalty income	387	533	586
Foreign exchange gains/(losses)	(928)	(476)	5
Bank service fees	(1,130)	(775)	(566)
Promissory note impairment	(402)	(1,700)	---
Other, net	318	(401)	(288)
	$(1,412)	$(2,385)	$ 771
	======	======	======

The Company's total investment in an impaired promissory note at April 30, 2003 and 2002 was $1,054,000 and $1,456,000, respectively. This note was recorded in "Prepaid expenses and other current assets" as of April 30, 2003 and "Other assets" as of April 30, 2002. In the fourth quarters of fiscal 2003 and 2002, impairment losses of $402,000 and $1,700,000, respectively, were recognized as the Company believed it was not probable that it would be able to collect the amounts due according to the contractual term of the note. As a practical expedient to determining the present value of expected future cash flows discounted at the note's effective rate, the impairment was based on the fair value of the note's collateral in fiscal 2002. In fiscal 2003, the Company determined that foreclosure was probable and measured the note based upon the fair value of the collateral less estimated costs to sell, on a discounted basis, resulting in an impairment charge. Interest income of $49,600 and $97,000 was recognized (amount also contractually due) on this note in 2003 and 2002, respectively, and the average balance of the note during fiscal 2003 and 2002 was $1,422,000 and $3,018,000, respectively. In June 2003, the Company settled the note in full for net proceeds of $994,000, which approximated net book value.

Note 13. Restructuring and Other Charges

FY 2003 Actions. During fiscal 2003, the Company implemented its shared services initiative between Gerber Technology and Gerber Scientific Products and consolidated Spandex warehouses in France and Germany. The shared services initiative is expected to generate operating efficiencies through the elimination of redundant workforce, facility consolidations, strategic purchasing, inventory management, and freight and logistics benefits. The European warehouse consolidation is expected to generate operating efficiencies through the elimination of redundant workforce and reduction of certain overhead costs resulting in decreased cost of sales and selling, general, and administrative expenses.

Both of these initiatives resulted in headcount reductions and related costs. The shared services initiative also resulted in costs related to an unoccupied facility under an operating lease due to relocating certain operations of the Marblehead, MA facility to Tolland, CT. These costs included the net present value of expected total future lease payments and asset impairment charges, primarily related to abandoned building and leasehold improvements.

Shared services initiative restructuring charges totaled $1,452,000 and European warehouse consolidation charges totaled $494,000. Charges associated with operating segments were Apparel and Flexible Materials segment $1,207,000 and Sign Making and Specialty Graphics segment $739,000. Of these amounts, severance related costs were $1,513,000 and facility related costs were $433,000. The asset impairment charges of $175,000 were non-cash, recorded as write-down of assets on the Consolidated Statement of Operations, and were incurred in the Apparel and Flexible Materials segment.

Both the shared services and warehouse consolidation plans were completed by April 30, 2003. At that date, approximately $1,669,000 of the severance and related costs and facility consolidation charge accruals remained. Payments will continue into the first half of fiscal 2004 for severance and related costs and until January 2006 for the operating lease agreement. Of the remaining balance at April 30, 2003, $1,443,000 is expected to be paid in fiscal 2004, $140,000 in fiscal 2005, and $86,000 in fiscal 2006.

The following table displays a rollforward of the accrual established during fiscal 2003 by segment (in thousands):

	Employee Severance Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Fiscal 2003 charge	$ 739	$ ---	$ 739
Utilization	(73)	---	(73)
Ending balance at April 30, 2003	666	---	666

Apparel and Flexible Materials
Fiscal 2003 charge	774	433	1,207
Utilization	(172)	(32)	(204)
Ending balance at April 30, 2003	602	401	1,003

	$ 1,268	$ 401	$ 1,669
	=======	======	======

FY 2002 Actions. The Company recorded pre-tax restructuring charges of $5,015,000 associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were: Apparel and Flexible Materials $1,467,000, Sign Making and Specialty Graphics $1,050,000, Ophthalmic Lens Processing $298,000, and general corporate $2,200,000. The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for the Company's operating units. This change was designed to increase ownership of corporate staff functions at the business unit level and, through shared services initiatives, realize cost savings through supply chain consolidation and leverage in the areas of production, procurement, customer service, and aftermarket distribution.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. The entire pre-tax charge was funded by cash generated from operations. As of April 30, 2003, 164 positions were eliminated. The remaining scheduled headcount reduction did not occur and the reserve established for this termination was reversed in the third quarter of fiscal 2003. As of April 30, 2003, approximately $1,017,000 of the severance and related costs accrued remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. Of this remaining balance, $767,000 is expected to be paid in fiscal 2004 and $250,000 is expected to be paid in fiscal 2005.

FY 2001 Actions. In fiscal 2001, the Company implemented plans to reduce worldwide employment by 418 employees, discontinue product lines, and consolidate facilities as part of its overall strategic initiative to reduce costs. These plans were the result of extremely difficult U.S. economic conditions, the continued weak Euro, and problems experienced in the rollout of new products. Of the aggregate pre-tax charge of $30,997,000, $1,091,000 was a write-off of receivables; $11,336,000 in cost of sales; $3,289,000 in selling, general, and administrative expenses; $9,265,000 as restructuring charges; and $6,016,000 in write-down of assets in the Consolidated Statements of Operations. The aggregate charge of $30,997,000 was comprised of $8,162,000 in employee separation costs, $2,400,000 in exit costs, $11,336,000 in inventory write-downs, $6,016,000 in asset impairments, and $3,083,000 in other related costs. The following table displays these costs by segment (in millions):

Segment	Employee Separations	Exit Costs	Asset Impairments	Inventory Write- downs	Other Charges	Total

Sign Making & Specialty Graphics	$1.9	$1.5	$0.5	$ 5.0	$1.7	$10.6
Apparel & Flexible Materials	5.8	0.9	2.0	4.6	1.1	14.4
Ophthalmic Lens Processing	0.2	---	0.3	1.7	0.3	2.5
General Corporate	0.3	---	3.2	---	---	3.5
Totals	$8.2	$2.4	$6.0	$11.3	$3.1	$31.0
	===	===	===	====	===	====

The following table displays rollforwards of the accruals established during fiscal 2001 (in millions):

	Employee Separations
	Number of Employees	Reserve	Exit Costs	Asset Impairments	Inventory Write- downs	Other Charges	Total

Fiscal 2001 charges	418	$8.2	$ 2.4	$ 6.0	$11.3	$3.1	$31.0
Utilization	(418)	(8.2)	(2.4)	(6.0)	(11.3)	(3.1)	31.0
Ending balance at April 30, 2003	---	$ ---	$ ---	$ ---	$ ---	$---	$ ---
	====	====	====	====	====	====	====

The aggregate utilization of $31,000,000 reflected approximately $8,600,000 in cash payments and $22,400,000 in write-offs.

Employee separation charges were the costs of involuntary severance benefits for the 418 identified employees subject to severance under the plans.

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

The difficult economic conditions in the United States and related weakness in the global economic environment, as well as the shift of the Company's apparel business to offshore locales, had subjected the Company to additional inventory valuation risk. Accordingly, the Company wrote down its inventory to estimated fair value based on revised estimates for excess and obsolete inventory and used equipment. Inventory also was written down in accordance with the Company's plans to discontinue certain product lines. The total write-down of $11,336,000 was recorded as a charge to cost of sales in fiscal 2001.

As a result of then-current and projected business conditions, the Company wrote down to fair values operating assets that became impaired based on estimated selling prices less costs to sell.  Impaired asset write-downs were reflected as contra-assets in the Consolidated Balance Sheet at April 30, 2001 that reduced the carrying value of related assets by $6,016,000. The affected assets were primarily buildings that were written down to levels that provided for anticipated losses on sale. Other assets written down related to discontinuation of product lines, patents, and fixed assets.  Each of the Company's operating segments was impacted. Other charges of $3,083,000 were primarily excess costs relating to new product introductions and provisions for potentially uncollectible receivables.

In fiscal 2003 and 2002, the Company reversed previously established restructuring reserves totaling $282,000 and $900,000 before taxes, respectively. The reversal of these reserves was recorded in the Consolidated Statements of Operations as restructuring charges, which is where the accruals were originally recorded.

Note 14. Net Assets Held for Sale

Net assets held for sale at April 30, 2002 were land, buildings, and related leasehold improvements that the Company planned to sell. SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of" required assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, the Company considered recent appraisals and offers related to those buildings. As a result, the Company recorded fiscal 2002 pre-tax losses of $392,000 relating to the Apparel and Flexible Materials operating segment and of $469,000 relating to an unoccupied building not associated with an operating segment. In accordance with the provisions of SFAS No. 121, the Company did not depreciate assets included in "Net Assets Held for Sale."

In fiscal 2003, the Company completed the sale of three properties previously recorded in "Net Assets Held for Sale" for combined net proceeds of $3,937,000, which approximated net book value.

Note 15. Guarantees

Warranty. A limited warranty is provided on the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional expense may be required.

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability for the year ended April 30, 2003, which is included in the "Other accrued liabilities" and "Deferred revenue" line items in the Company's Consolidated Balance Sheet:

In thousands
Beginning balance, May 1, 2002	$ 5,387
Reductions for payments made	(5,922)
Changes in accruals related to warranties issued in the current period	4,833
Changes in accruals related to pre-existing warranties	74
Ending balance, April 30, 2003	$ 4,372
======

Lease Financing Arrangements. The Company has agreements with major financial services institutions to provide lease financing to purchasers of the Company's equipment. These leases typically have terms ranging from 3-5 years. At April 30, 2003, the amount of lease receivables financed under these agreements was $56,163,000 and the amount that was subject to recourse provisions was approximately $23,431,000. The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions but has the right to repossess and resell the equipment, the proceeds from which cover a majority of the liability to the financial services institution. As of April 30, 2003, the Company had recorded a liability of $1,615,000 that reflected the undiscounted accrual of the expected losses under the recourse provisions.

Guarantees of Debt. At April 30, 2003, the subsidiaries of the Company were guarantors of the Company's multi-currency revolving credit facility, which subsequent to the fiscal year end was repaid with the proceeds of the Credit Facilities (see Note 9). The guarantors would have been required to fulfill the Company's obligations over the life of that credit facility, if the Company had failed to pay any portion of the outstanding debt when due.  Outstanding debt under the credit facility at April 30, 2003 was $79,807,000.

Note 16. Segment Reporting

Operating segments are determined based on management's evaluation of the business units. The Sign Making and Specialty Graphics segment manufactures computer-controlled production systems, software, and aftermarket supplies sold to a diversified international customer base in the sign making and specialty graphics industries. The Apparel and Flexible Materials segment manufactures computer-controlled production systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites. Its international customer base is in the apparel, aerospace, automotive, furniture, and other industries. The Ophthalmic Lens Processing segment manufactures computer-controlled production systems and aftermarket supplies sold to a diversified international customer base in the ophthalmic industry.

No individual customer accounted for more than 10 percent of consolidated revenue in fiscal years 2003, 2002, or 2001.

Financial data for the past three fiscal years for the Company's operating segments are shown in the following tables. The accounting policies of the segments are substantially identical to those described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated.

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
(As of and for the year ended April 30, 2003)
Revenue	$269,408	$154,140	$88,821	$512,369
Segment profit [7]	16,632	13,351	5,702	35,685
Segment assets [2]	134,222	62,260	47,187	243,669
Capital expenditures [3]	1,236	577	657	2,470
Depreciation and amortization [3]	4,197	4,596	1,607	10,400

(As of and for the year ended April 30, 2002)
Revenue	$257,355	$158,134	$83,381	$498,870
Segment profit [1,6]	6,114	10,544	3,968	20,626
Segment assets [2]	128,938	66,394	54,650	249,982
Capital expenditures [3]	2,220	1,198	568	3,986
Depreciation and amortization [3]	4,739	5,521	1,780	12,040

(As of and for the year ended April 30, 2001)
Revenue	$275,739	$188,292	$90,369	$554,400
Segment profit (loss)[4,5]	3,498	(12,319)	1,458	(7,363)
Segment assets [2]	238,312	83,361	83,374	405,047
Capital expenditures [3]	2,712	4,146	1,810	8,668
Depreciation and amortization [3,5]	10,589	8,376	4,061	23,026

1 Includes restructuring and other charges of $13,620,000 included in the Sign Making and Specialty Graphics operating segment, $810,000 included in the Apparel and Flexible Materials operating segment, and $276,000 included in the Ophthalmic Lens Processing operating segment (See Notes 13 and 20).

2 Assets exclude $63,022,000, $61,611,000, and $73,361,000 of corporate amounts in 2003, 2002, and 2001, respectively.

3 Capital expenditures and depreciation and amortization exclude $899,000 and $2,294,000, $540,000 and $3,151,000, and $6,089,000 and $3,442,000 of corporate amounts in 2003, 2002, and 2001, respectively.

4 Includes restructuring and other charges of $10,594,000 included in the Sign Making and Specialty Graphics operating segment, $14,437,000 included in the Apparel and Flexible Materials operating segment, and $2,470,000 included in the Ophthalmic Lens Processing operating segment (See Note 13).

5 Segment profit (loss) and depreciation and amortization for fiscal 2001 included goodwill amortization of $5,197,000 for the Sign Making and Specialty Graphics operating segment; $1,035,000 for the Apparel and Flexible Materials operating segment; and $1,950,000 for the Ophthalmic Lens Processing operating segment. There was no goodwill amortization in fiscal 2003 or 2002.

6 Segment profit (loss) for fiscal 2002 excluded goodwill impairment charges of $21,700,000 and $92,953,000 for the Ophthalmic Lens Processing and Sign Making and Specialty Graphics operating segments, respectively.

7 Includes restructuring and other charges of $1,141,000 in the Sign Making and Specialty Graphics operating segment and $1,100,000 in the Apparel and Flexible Materials operating segment (See Note 13).

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements was as follows:

In thousands	2003	2002	2001

Segment profit (loss)	$35,685	$ 20,626	$ (7,363)
Corporate expenses, net of other income [1]	(16,066)	(18,603)	(13,210)
Earnings (loss) from continuing operations before interest and taxes	19,619	2,023	(20,573)
Interest expense	(8,190)	(12,640)	(13,265)
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	$11,429	$(10,617)	$(33,838)
	======	=======	=======

1 Amounts include restructuring and other special charges of $2,049,000 and $3,496,000 in fiscal 2002 and 2001, respectively.

Revenue and net property, plant, and equipment by country where located were as follows:

In thousands	United States	Continental Europe	United Kingdom	All Other	Total
(As of and for the year ended April 30, 2003)
Revenue [1]	$181,489	$156,988	$50,044	$123,848	$512,369
Property, plant, and equipment, net	25,828	8,963	10,430	2,144	47,365

(As of and for the year ended April 30, 2002)
Revenue [1]	$172,193	$158,132	$45,308	$123,237	$498,870
Property, plant, and equipment, net	31,096	8,008	10,119	2,141	51,364

(As of and for the year ended April 30, 2001)
Revenue [1]	$192,402	$161,310	$53,704	$146,984	$554,400
Property, plant, and equipment, net	38,325	8,940	9,925	2,360	59,550

1 Revenues are attributed to specific countries based on the shipment destination.

Note 17. Contingencies and Commitments

Leases

The Company occupies space and uses machinery and equipment under operating lease arrangements. The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $9,764,000, $8,973,000, and $6,400,000 for the years ended April 30, 2003, 2002, and 2001, respectively. Minimum annual rental commitments at April 30, 2003 under long-term non-cancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2004	$ 7,340	$451	$ 7,791
2005	6,209	251	6,460
2006	5,303	132	5,435
2007	4,582	50	4,632
2008	4,382	7	4,389
After 2008	33,776	---	33,776
	$61,592	$891	$62,483
	======	====	=====

In fiscal 2002, the Company sold and leased back three Connecticut properties, including its headquarters in South Windsor, CT. The Company realized net proceeds of $17,183,000 on the sale and entered into a 17-year leaseback of these facilities for annual rental payments of $2,118,000 with annual adjustments for inflation. The deferred gain was $2,480,000 and is being amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

In fiscal 2001, the Company sold and leased back the Bristol, UK facility of its Spandex Ltd. subsidiary. Gross sale receipts were $12,600,000. There was a 15-year leaseback with average annual rental payments of approximately $1,200,000. Gain on the sale of $3,500,000 was deferred and is being amortized over the lease term as a reduction of the rental payments. The lease is accounted for as an operating lease.

SEC Enforcement Investigation

In September 2000, the Division of Enforcement of the Securities and Exchange Commission initiated an investigation relating to possible insider trading activity with respect to the Company's securities. In October 2001, the SEC expanded its investigation to encompass the Company's inventory and reserve accounting practices and related disclosures. The Enforcement staff has since asked for information and documents relating to various accounting and other matters (including matters that have been addressed through the restatement of our prior annual financial statements for fiscal years 2001 and 2002). In addition, the staff has taken the testimony of current and former officers and employees of the Company. The Company believes that it has cooperated fully with the staff during the course of this investigation. If the SEC's investigation results in any formal adverse findings, the Company's financial condition, results of operations, and business could be adversely affected. The Company has incurred, and expects to continue to incur, significant legal and other costs in connection with this investigation. As the investigation is ongoing, the Company cannot predict the length nor the potential outcome of the investigation, nor the potential impact on the Company.

Purported Class Action Litigation

In mid-April 2002, the first of eight putative class action lawsuits were filed against the Company and several of our current and former officers in the U.S. District Court for the District of Connecticut. The lawsuits alleged, among other things, that the Company and the individual defendants knowingly issued false and misleading financial statements and financial information in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act").

The first of these lawsuits was filed shortly after the Company announced that the Company expected to take a $12 million pre-tax charge in the fourth quarter of fiscal year 2002, and that the Company was conducting an internal review of its financial reporting for the period of January 1, 1998 through April 30, 2002, a review prompted by a Securities and Exchange Commission investigation of trading in the Company's stock and, subsequently, of the Company's inventory and reserve accounting practices and related disclosures. This announcement also indicated that once the internal review was completed, the Company would likely restate the Company's financial results for the appropriate periods. At the end of August 2002, the Company announced that the review of the Company's financial reporting, under the direction of the Audit and Finance Committee of the Board, had been completed and that the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002 filed with the SEC included a restatement of prior annual financial statements for fiscal years 2001 and 2002.

In mid-December 2002, the lawsuits, which had been consolidated into a single action by order of the court in mid-July 2002, were voluntarily dismissed by the plaintiffs, with the consent of the defendants, in a filing with the U.S. District Court for the District of Connecticut. The dismissal provided that no payments were to be made by any of the parties to the litigation. Further, the dismissal did not constitute any admission by any party with respect to the allegations asserted in the lawsuits. The dismissal was without prejudice and it is possible these claims could be re-filed in the future.

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

The current members of the Plan's administrative committee, on the advice of counsel, requested the Company to toll (effective July 25, 2002), any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company acceded to this request and entered into a tolling agreement, which has been extended, most recently to September 25, 2003, to allow the independent fiduciary described below adequate time to study the issue. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2,100,000. The prices paid for all of the unregistered shares which were acquired under the Plan aggregated approximately $7,300,000. In July 2003, the Company appointed an independent fiduciary under the Plan to deal with all matters on behalf of the Plan related to the facts described above.

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

Other

We currently have lawsuits, as well as claims and government proceedings, pending against us. Our management believes that the ultimate resolution of these other lawsuits, claims, and proceedings will not have a material effect on our consolidated financial condition, results of operations, liquidity, or competitive position.

Note 18. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per common share:

In thousands except per share amounts	2003	2002	2001
Numerator: Earnings (loss) from continuing operations before cumulative effect of accounting change	$ 8,265	$ (5,937)	$ (24,002)
Discontinued operations	1,394	975	773
Cumulative effect of accounting change	---	(114,653)	---
Net earnings (loss)	$ 9,659	$ (119,615)	$ (23,229)
	========	=========	========
Denominators:
Denominator for basic earnings per share - weighted-average shares outstanding	22,139	22,072	22,017
Effect of dilutive securities: Stock options	86	--	--

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	22,225	22,072	22,017
	========	=========	========
Basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$ .38	$ (.27)	$ (1.09)
Discontinued operations	.06	.05	.03
Cumulative effect of accounting change	---	(5.20)	---
Basic earnings (loss) per share	$ .44	$ (5.42)	$ (1.06)
	========	=========	========
Diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$ .37	$ (.27)	$ (1.09)
Discontinued operations	.06	.05	.03
Cumulative effect of accounting change	---	(5.20)	---
Diluted earnings (loss) per share	$ .43	$ (5.42)	$ (1.06)
	========	=========	========

For the years ended April 30, 2002 and 2001, common stock equivalents were antidilutive and not included in the calculation.

Note 19. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these risks, the Company uses derivative instruments, which include forward exchange contracts and an interest rate swap, which expired on April 8, 2003. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties.

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

As of April 30, 2003, the Company was party to approximately $28,011,000 in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding twelve months. The fair value of the contracts outstanding at April 30, 2003 was a $2,299,000 net liability.

Interest Rate Risk

In April 1999, the Company entered into a four-year interest rate swap contract with an initial notional amount of $62,000,000 that decreased ratably to $32,000,000 over the term. The Company designated this swap as a hedge of its exposure to variability in future cash flows attributable to LIBOR-based interest payments on the U.S. dollar denominated portion of its multi-currency revolving credit facility. The interest differential paid or received under this contract was recognized as interest expense, reflecting that portion at a fixed rate. The swap expired on April 8, 2003.

Year-to-Date Activity

At April 30, 2003, the fair value of derivatives was a $2,299,000 net liability. The non-shareholders' changes in equity associated with hedging activity for the years ended April 30, 2003 and 2002 were:

In thousands	2003	2002
Balance -- May 1, 2002 and 2001	$ (669)	$ ---
Transition adjustment	---	(467)
Cash flow hedging loss	(3,782)	(881)
Net loss reclassified to cost of product sales and interest expense	3,031	679
Balance -- April 30, 2003 and 2002	$(1,420)	$(669)
	=====	=====

A $1,420,000 loss is expected to be reclassified into earnings in fiscal 2004.

Hedges of the Net Investment in a Foreign Operation

The net amount of losses on foreign currency denominated balances designated and effective as economic hedges of a net investment in a foreign entity were $1,666,000 and $133,000 for the years ended April 30, 2003 and 2002, respectively. These losses were recorded in the cumulative translation adjustment, which is included in accumulated other comprehensive income (loss).

Note 20. Quarterly Results (Unaudited)

Quarterly results of operations, dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past two fiscal years are set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales and service revenue	$125,878	$128,780	$122,003	$135,708
Gross profit	43,872	45,836	42,071	46,011
Net earnings (loss)[5]	3,616	3,117	1,472	1,454
Net earnings (loss) per common share[5]
Basic[5]	.16	.14	.07	.07
Diluted[5]	.16	.14	.07	.06
Dividends paid per share	---	---	---	---
Stock price- High	4.98	4.00	6.30	8.60
- Low	1.40	1.53	3.25	5.50

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Sales and service revenue	$124,890	$131,618	$116,686	$125,676
Gross profit	42,841	45,956	40,878	37,821
Earnings (loss) before cumulative effect of accounting change[1,2]	870	2,061	(3,743)	(4,150)
Earnings (loss) per common share before cumulative effect of accounting change[1,2,3]
Basic[3]	.04	.09	(.17)	(.19)
Diluted[3]	.04	.09	(.17)	(.19)
Net earnings (loss)[1,2,4]	(113,783)	2,061	(3,743)	(4,150)
Net earnings (loss) per common share[1,2,3,4]
Basic[3]	(5.16)	.09	(.17)	(.19)
Diluted[3]	(5.14)	.09	(.17)	(.19)
Dividends paid per share	---	---	---	---
Stock price- High	11.15	12.26	11.00	9.69
- Low	6.60	7.50	8.31	4.40

1  Earnings (loss) before cumulative effect of accounting change and net loss for the third quarter of 2002 included restructuring and other charges of $5,015,000 ($3,915,000 after taxes or $.18 per diluted share). See Note 13.

2  Earnings (loss) before cumulative effect of accounting change and net loss for the fourth quarter of 2002 included restructuring and other charges of $11,796,000 ($7,896,000 after taxes or $.36 per diluted share). See Note 13 and "2002 Fourth Quarter Results" below.

3  Quarterly earnings per share were computed separately for each period; the sum of quarterly earnings per share amounts may differ from the total for the year.

4  Net loss and net loss per common share for the first quarter of 2002 included a cumulative effect of accounting change of $114,653,000 ($5.20 per share). See Note 6.

5  Net earnings for the fourth quarter of 2003 included restructuring and other charges of $2,523,000 ($1,779,000 after taxes, or $.08 per diluted share). See Notes 12 and 13.

2002 Fourth Quarter Results

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

Note 21. Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7,500,000 in cash less an amount held in escrow for purchase price adjustments, the majority of which has been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. Accordingly, the Consolidated Statements of Operations for the years ended April 30, 2002 and 2001 have been reclassified to reflect the effects of the discontinued operations. The gain on disposition was $3,466,000 before income taxes and $1,222,000 after taxes, or $.05 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $669,000 and $264,000, respectively, for the year ended April 30, 2003, $3,854,000 and $1,355,000, respectively, for the year ended April 30, 2002 and $3,764,000 and $1,309,000, respectively, for the year ended April 30, 2001.

Note 22. Subsequent Events

On May 9, 2003, the Company refinanced its multi-currency revolving credit facility with a four-year $110,000,000 senior credit facility arranged by Fleet Securities, Inc. The new financing consists of a $45,000,000 asset-backed, multi-currency revolving credit facility led by Fleet Capital Corporation and two term loan facilities, each in the amount of $32,500,000, led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. The new financing replaced the multi-currency revolving credit facility that was scheduled to expire on August 15, 2003. See Note 9.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K relating to identification of directors and required by Item 405 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for the Company's 2003 annual meeting of shareholders (the "Proxy Statement"), which is expected to be filed with the SEC within 120 days of the Company's April 30, 2003 fiscal year-end.

Identification of executive officers is set forth under the caption "Executive Officers of the Registrant" included in Part I of the annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is incorporated herein by reference to the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

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

    the accuracy and completeness of the disclosures included in the Company's periodic reports; and

    the existence of and evaluation of the effectiveness of the Company's "disclosure controls and procedures."

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

In addition, the Company's CEO and CFO are required to disclose whether or not there were any significant changes occurring subsequent to their most recent evaluation of the disclosure controls and procedures which could significantly affect the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Definitions

Disclosure controls and procedures relate to the Company's process of recording, processing, summarizing, and reporting financial and non-financial information within specified time periods required by the SEC's rules and forms, for purposes of ensuring that the information is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Disclosure controls and procedures include internal controls over financial reporting, as well as controls designed to ensure compliance with SEC disclosure requirements beyond the financial statements.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of filing of this annual report on Form 10-K, there have been no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Section 302 certifications of the CEO and CFO have been filed as exhibits to this annual report on Form 10-K. The reader is encouraged to review the certifications in conjunction with this disclosure for a more complete understanding of these matters.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 15 is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K.

(a)     The following documents are filed as part of this annual report:

1.	Financial Statements:	Page
	Consolidated Statements of Operations for the years ended April 30, 2003, 2002, and 2001	72
	Consolidated Balance Sheets at April 30, 2003 and 2002	74
	Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 2003, 2002, and 2001	76
	Consolidated Statements of Cash Flows for the years ended April 30, 2003, 2002, and 2001	78
	Independent Auditors' Report	81
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	82

2.	Financial Statement Schedules:
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits See the Exhibit Index on Page 121 of this annual report.
(b)

Three Form 8-K's were filed in the fourth quarter of fiscal year 2003. The first 8-K, dated March 12, 2003, contained a press release announcing the Company's financial results for the quarter and nine months ended January 31, 2003. The second 8-K, dated March 14, 2003 contained certifications pursuant to 18 U.S.C. Section 1350 with respect to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003. The third 8-K, dated April 30, 2003, contained a press release announcing that the Company reduced its indebtedness due under its credit facility to under $80 million.

(c)	See Item 16(a) 3. above.
(d)	See Item 16(a) 2. above.

18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: July 28, 2003	By:	/s/ Shawn M. Harrington
Shawn M. Harrington Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
July 28, 2003	/s/ Marc T. Giles	Chief Executive Officer, President
	(Marc T. Giles)	(Principal Executive Officer)

July 28, 2003	/s/ George M. Gentile	Director, Chairman
(George M. Gentile)

July 28, 2003	/s/ W. Jerome Vereen	Director
(W. Jerome Vereen)

July 28, 2003	/s/ A. Robert Towbin	Director
(A. Robert Towbin)

July 28, 2003	/s/ David J. Gerber	Director
(David J. Gerber)

July 28, 2003	/s/ Edward E. Hood, Jr.	Director
(Edward E. Hood, Jr.)

July 28, 2003	/s/ David J. Logan	Director
(David J. Logan)

July 28, 2003	/s/ Donald P. Aiken	Director
(Donald P. Aiken)

July 28, 2003	/s/ Carole F. St. Mark	Director
(Carole F. St. Mark)

July 28, 2003	/s/ Edward G. Jepsen	Director
(Edward G. Jepsen)

July 28, 2003	/s/ Shawn M. Harrington	Chief Financial Officer,
	(Shawn M. Harrington)	Executive Vice President (Principal Accounting and Financial Officer)

119-120

EXHIBIT INDEX
Exhibit Index Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).
3.2	Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).
4.1

Agreement pursuant to Regulation S-K, Item 601(b)(4)(iii)(A) to provide to the Commission, upon request, copies of certain other instruments with respect to long-term debt where the amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1

Form of Financing Agreement dated as of May 9, 2003, by and among Gerber Scientific, Inc., certain of its subsidiaries, and Ableco Finance LLC, a Delaware limited liability company, as agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2003).

10.2

Form of Credit and Security Agreement dated as of May 9, 2003 among Gerber Scientific, Inc., Gerber Scientific International, Inc., and Gerber Coburn Optical, Inc., as joint and several borrowers, the guarantors named therein, the lenders party thereto from time to time, and Fleet Capital Corporation, as Administrative Agent, Collateral Agent and Fronting Lender, and Fleet National Bank, as Issuing Bank with Fleet Securities, Inc., as Lead Arranger (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2003).

10.3*	Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended.
10.4*	Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).
10.5*

Gerber Scientific, Inc. Agreement for Deferment of Director Fees, as amended (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.6*

Letter Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and George M. Gentile (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.7*

Special Grant Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and George M. Gentile (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.8*

Consulting Agreement, commencing July 10, 2002, between Gerber Scientific, Inc. and David J. Logan (incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended April 30, 2002).

10.9*

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and Marc T. Giles (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.10*

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Shawn M. Harrington (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

10.11*

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Bernard J. Demko (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

10.12*

Letter Agreement, dated as of August 1, 2001, and Modification to such agreement, dated as of August 30, 2001, between Gerber Scientific, Inc. and Elaine A. Pullen (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001).

10.13*	Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Doris W. Skoch.
10.14*	Letter Agreement, dated as of May 23, 2002, between Gerber Scientific, Inc. and Doris W. Skoch.
10.15*	Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs.
10.16*

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.17*

Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents including Shawn M. Harrington, Marc T. Giles, F. David Jones, Gary K. Bennett, and Richard F. Treacy, Jr. and between Gerber Scientific, Inc. and Bernard J. Demko, Executive Vice President and Chief Operating Officer of Gerber Technology. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.18*	Severance Policy for Senior Officers of Gerber Scientific, Inc. as Amended and Restated Effective October 1, 2002.
10.19*	Letter Agreement, dated as of June 18, 2003, between Gerber Scientific, Inc. and Richard F. Treacy, Jr.
10.20*	Consultant Agreement, dated as of June 18, 2003, between Gerber Scientific, Inc. and Richard F. Treacy, Jr.
10.21*	Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan, as amended.
10.22

Agreement and Lease between Spandex Ltd. and IM Properties Finance Limited for the sale and leaseback of property in Bristol, UK (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001).

10.23

Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001).

10.24

Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
99.1	Supplemental Segment Information.
99.2	Certification of CEO Pursuant to 18 U.S.C. Section 1350.
99.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350.
99.4	Rule 13a-14(a)/15d-14(a) Certification of CEO.
99.5	Rule 13a-14(a)/15d-14(a) Certification of CFO.

* Management contract or compensatory plan or arrangement.

121-124