Form 10-Q
period 2003-07-31
GERBER SCIENTIFIC INC
filed 2003-09-11
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE) QUARTERLY REPORT /X/ OR TRANSITION REPORT / / PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2003	Commission File No. 1-5865

Gerber Scientific, Inc.
(Exact name of Registrant as
specified in its charter)

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut	06074
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code	(860)644-1551

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
Yes /X/. No / /.

At July 31, 2003, 22,188,356 shares of common stock of the Registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended July 31, 2003

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended July 31, 2003 and 2002	2-3

	Consolidated Balance Sheets at July 31, 2003 and April 30, 2003	4-5

	Consolidated Statements of Cash Flows for the three months ended July 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

	Independent Accountants' Review Report	19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	32

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds	33

Item 6.	Exhibits and Reports on Form 8-K	34

Signature		35

Exhibit Index		34

PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended July 31,

In thousands, except per share data	2003	2002
Revenue:
Product sales	$114,689	$112,227
Service sales	14,268	13,651
	128,957	125,878
Costs and Expenses:
Cost of products sold	77,635	74,814
Cost of services sold	7,494	7,192
Selling, general, and administrative	33,033	31,713
Research and development	6,191	6,276
Restructuring charges (Note 3)	---	(100)
	124,353	119,895
Operating income	4,604	5,983

Other income (expense)	(1,016)	(866)
Interest expense	(3,103)	(2,231)

Earnings from continuing operations before income taxes	485	2,886
Provision for income taxes	122	664
Earnings from continuing operations	363	2,222
Discontinued operations (Note 9):
Income from operations of disposed business, net of taxes of $92 in fiscal 2003	---	172
Gain on sale of disposed business, net of taxes of $2,244 in fiscal 2003	---	1,222
Net earnings	$ 363	$ 3,616
	======	======

Earnings per share of common stock:
Basic:
Earnings from continuing operations	$ .02	$ .10
Discontinued operations	---	.06
Net earnings	$ .02	$ .16
	======	======
Diluted:
Earnings from continuing operations	$ .02	$ .10
Discontinued operations	---	.06
Net earnings	$ .02	$ .16
	======	======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,173	22,110
Diluted	22,473	22,110

See accompanying notes to consolidated financial statements.

2-3

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)
In thousands, except share data	July 31, 2003	April 30, 2003
Assets:
Current Assets:
Cash and short-term cash investments	$ 10,777	$ 20,697
Accounts receivable, net of allowance for doubtful accounts of $7,421 and $7,277, respectively	86,864	89,657
Inventories	53,153	51,982
Deferred income taxes	5,199	5,300
Prepaid expenses and other current assets	9,564	8,327
	165,557	175,963
Property, Plant and Equipment	120,768	122,674
Less accumulated depreciation	75,319	75,309
	45,449	47,365
Intangible Assets:
Goodwill	49,160	48,912
Prepaid pension cost	8,483	8,483
Patents and other intangible assets, net of accumulated amortization	6,773	6,777
	64,416	64,172
Deferred Income Taxes	14,965	14,855
Other Assets	9,222	4,336
	$299,609	$306,691
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Current maturities of long-term debt	$ 19,497	$ 14,807
Accounts payable	38,919	45,024
Accrued compensation and benefits	13,537	23,167
Other accrued liabilities	20,411	18,202
Deferred revenue	10,658	10,000
Advances on sales contracts	1,193	945
	104,215	112,145

Noncurrent Liabilities:
Accrued pension benefit liability	23,549	23,549
Other liabilities	5,451	5,534
Long-term debt	70,176	71,000
	99,176	100,083
Contingencies and Commitments (Note 10)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,926,033 and 22,908,180 shares, respectively	22,926	22,908
Paid-in capital	43,696	43,703
Retained earnings	68,275	67,912
Treasury stock, at cost (737,677 and 745,184 shares, respectively)	(15,169)	(15,323)
Unamortized value of restricted stock grants	(195)	(211)
Accumulated other comprehensive loss	(23,315)	(24,526)
	96,218	94,463
	$299,609	$306,691
	=======	=======

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Three Months Ended July 31,

In thousands	2003	2002
Cash Provided by (Used for):
Operating Activities:
Net earnings	$ 363	$ 3,616
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	2,978	3,390
Restructuring charges	---	(100)
Gain on sale of disposed business, net of taxes	---	(1,222)
Deferred income taxes	(214)	(152)
Other non-cash items	917	226
Changes in operating accounts:
Receivables	1,975	348
Inventories	(1,136)	(2,738)
Prepaid expenses	(1,250)	3,871
Accounts payable and accrued liabilities	(12,281)	(2,656)
Provided by (Used for) Operating Activities:	(8,648)	4,583
Investing Activities:
Additions to property, plant, and equipment	(512)	(419)
Intangible and other assets	(274)	(204)
Proceeds from sales of assets	---	2,506
Proceeds from sale of disposed business	---	6,595
Proceeds from settlement of promissory note	994	---
Provided by Investing Activities:	208	8,478
Financing Activities:
Additions of long-term debt	107,704	3,000
Repayments of long-term debt	(103,838)	(10,222)
Debt issue costs	(5,604)	(376)
Exercise of stock options	34	---
Other common stock activity	51	(8)
Net short-term financing	---	353
(Used for) Financing Activities:	(1,653)	(7,253)

Effect of exchange rate changes on cash	173	597

Increase (Decrease) in Cash and Short-Term Cash Investments	(9,920)	6,405
Cash and Short-Term Cash Investments, Beginning of Period	20,697	16,220
Cash and Short-Term Cash Investments, End of Period	$ 10,777	$22,625
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC on July 29, 2003. The balance sheet at April 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2.   Inventories

The classification of inventories was as follows (in thousands):

	July 31, 2003	April 30, 2003
Raw materials & purchased parts	$29,464	$28,796
Work in process	1,826	1,859
Finished goods	21,863	21,327
	$53,153	$51,982
	======	======

NOTE 3.   Restructuring

In fiscal 2003 and fiscal 2002, the Company recorded restructuring charges, consisting of employee separation and facility consolidation costs, associated with ongoing efforts to reduce costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2003 filed with the SEC on July 29, 2003.

FY2003 Restructuring Update

The following table displays a roll forward of the accrual established in fiscal 2003 by segment (in thousands):

	Employee Severance Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Balance at April 30, 2003	$ 666	$ ---	$ 666
Utilization	(227)	---	(227)
Ending balance at July 31, 2003	439	---	439

Apparel and Flexible Materials
Balance at April 30, 2003	602	401	1,003
Utilization	(401)	(45)	(446)
Ending balance at July 31, 2003	201	356	557

	$ 640	$ 356	$ 996
	======	======	======

Of the remaining balance at July 31, 2003, $0.8 million is expected to be paid in fiscal 2004, $0.1 million in fiscal 2005, and $0.1 million in fiscal 2006.

FY 2002 Restructuring Update

As of April 30, 2003, accruals of approximately $1.0 million for severance costs remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. In the three months ended July 31, 2003, approximately $0.5 million in cash payments were charged against this accrual, reducing the balance to $0.5 million at July 31, 2003. Of this remaining balance, $0.2 million is expected to be paid in fiscal 2004 and $0.3 million is expected to be paid in fiscal 2005.

NOTE 4.   Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of July 31, 2003		As of April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 10,514	$ 4,108	$ 10,300	$ 3,886
Other	1,118	751	1,073	710
	11,632	4,859	11,373	4,596
Unamortized intangible assets:
Goodwill	49,160	---	48,912	---
Prepaid pension cost	8,483	---	8,483	---
	57,643	---	57,395	---
	$ 69,275	$ 4,859	$ 68,768	$ 4,596
	======	=====	======	=====

Intangible amortization expense was $0.3 million and $0.4 million for the three months ended July 31, 2003 and 2002, respectively, and is estimated to be approximately $0.8 million in fiscal 2004, approximately $0.6 million for fiscal year 2005, and approximately $0.5 million annually for fiscal years 2006-2009.

The following table displays the changes in the carrying amount of goodwill by operating segment for the quarter ended July 31, 2003 (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2003	$ 19,276	$ 12,640	$ 16,996	$ 48,912
Effects of currency translation	243	5	---	248
Balance as of July 31, 2003	$ 19,519	$ 12,645	$ 16,996	$ 49,160
	======	======	======	======

NOTE 5.   Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates. To manage these risks, the Company uses forward exchange contracts. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts were major international commercial banks. The Company continually monitors its open forward exchange contract position and does not anticipate non-performance by the counterparties.

Foreign Currency Risk

The Company's global presence and international sales and purchases expose it to fluctuations in foreign currency exchange rates. Foreign currency exposures are identified and managed at the operating unit level. The Company has foreign currency forward contracts that are designated and effective as a hedge of the cash flow variability arising from forecasted foreign-currency denominated sales and purchases. Accordingly, changes in the fair value of these contracts must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into earnings in the period in which the hedged transaction impacts earnings. There were no gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the three months ended July 31, 2003.

As of July 31, 2003, the Company was party to approximately $24.6 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 12 months. The fair value of the contracts outstanding at July 31, 2003 was a $1.8 million net liability.

Year to Date Activity

The changes in shareholders' equity associated with hedging activity for the three months ended July 31, 2003 and 2002 were as follows:

	Three Months Ended July 31,
In thousands	2003	2002
Balance -- May 1, 2003 and 2002	$ (1,420)	$ (669)
Cash flow hedging loss	(328)	(1,609)
Net loss reclassified to income statement	660	534
Balance -- July 31, 2003 and 2002	$ (1,088)	$ (1,744)
	======	======

Of the amount recorded in shareholders' equity at July 31, 2003, a $1.1 million loss is expected to be reclassified into earnings in fiscal 2004.

NOTE 6.   Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three months ended July 31, 2003 and 2002 are shown in the following tables.

	Three Months Ended July 31,
In thousands	2003	2002

Segment revenue:
Sign Making & Specialty Graphics	$ 72,841	$ 66,394
Apparel & Flexible Materials	37,607	38,678
Ophthalmic Lens Processing	18,509	20,806
	$128,957	$125,878
	======	======
Segment profit (loss):
Sign Making & Specialty Graphics	$ 5,069	$ 4,489
Apparel & Flexible Materials	2,973	3,994
Ophthalmic Lens Processing	(41)	1,081
	$ 8,001	$ 9,564
	======	======
A reconciliation of total segment profit to consolidated income from continuing operations before income taxes follows:
	Three Months Ended July 31,
In thousands	2003	2002

Segment profit	$ 8,001	$ 9,564
Corporate expenses, net of other income	(4,413)	(4,447)
Earnings before interest and taxes	3,588	5,117
Interest expense	(3,103)	(2,231)
Earnings from continuing operations before income taxes	$ 485	$ 2,886
	======	======

Segment profit for the three months ended July 31, 2002 included reversals of previously established restructuring reserves of $0.1 million for the Apparel and Flexible Material operating segment.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last Annual Report on Form 10-K filed on July 29, 2003.

NOTE 7.   Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended July 31,
In thousands	2003	2002
Net earnings	$ 363	$ 3,616
Other comprehensive income (loss):
Foreign currency translation adjustments	879	5,961
Cash flow hedging gain (loss), net	332	(1,075)
Total comprehensive income	$ 1,574	$ 8,502
	=====	=====

NOTE 8.   Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended July 31,
In thousands, except per share amounts	2003	2002
Numerator:
Earnings from continuing operations	$ 363	$ 2,222
Discontinued operations:
Income from operations of disposed business, net of tax	---	172
Gain on sale of disposed business, net of tax	---	1,222
Net earnings	$ 363	$ 3,616
	======	=====
Denominators:
Denominator for basic earnings per share -- weighted-average shares outstanding	22,173	22,110
Effect of dilutive securities:
Stock options	300	---
Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,473	22,110
	======	======
Basic earnings per share from continuing operations	$ .02	$ .10
Discontinued operations	---	.06
Basic earnings per share	$ .02	$ .16
	======	=====
Diluted earnings per share from continuing operations	$ .02	$ .10
Discontinued operations	---	.06
Diluted earnings per share	$ .02	$ .16
	======	=====

For the three month periods ended July 31, 2003 and 2002, 2.4 million and 4.4 million, respectively, of common stock equivalents were antidilutive and not included in the above calculation.

NOTE 9.   Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments, the majority of which has been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the three-month period ended July 31, 2002.

NOTE 10.   Commitments and Contingencies

There were no significant changes to the commitments and contingencies during fiscal 2004. Summarized below, however, are the matters previously disclosed in Note 17 of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K filed on July 29, 2003.

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

NOTE 11.   Guarantees

In December 2002, the Company adopted Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including a roll forward of product warranty liabilities. The initial recognition and measurement provisions of FIN 45 were effective for any guarantees that met certain criteria under FIN 45 that were issued or modified after December 31, 2002. Adoption of the initial recognition and measurement provisions of FIN 45 did not materially impact our financial position or results of operations. The Company adopted the disclosure requirements of FIN 45 as of January 31, 2003.

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2003.

The changes in the carrying amount of product warranties for the three months ended July 31, 2003, are as follows:

In thousands
Beginning balance, May 1, 2003	$ 4,372
Reductions for payments made	(1,374)
Changes in accruals related to warranties issued in the current period	1,277
Ending balance, July 31, 2003	$ 4,275
=====

NOTE 12.   Stock Option Plans

The Company has stock option plans authorizing grants to officers and employees. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. No stock-based compensation cost related to stock options is reflected in net earnings because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123):

	Three Months Ended July 31,
In thousands, except per share amounts	2003	2002

Net earnings, as reported	$ 363	$ 3,616
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(335)	(761)
Pro forma net earnings	$ 28	$ 2,855
	====	=====
Net earnings per share
Basic, as reported	$ .02	$ .16
Basic, pro forma	.00	.13

Diluted, as reported	$ .02	$ .16
Diluted, pro forma	.00	.13

NOTE 13.   Long-Term Debt

On May 9, 2003, the Company entered into a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45.0 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans") (the Revolver and Term Loans being collectively referred to as the "Credit Facilities") led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P.

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

The initial borrowings under the Credit Facilities have been or will be used:

    to repay all borrowings under and terminate the Company's multi-currency revolving credit facility of approximately $80.0 million;

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

Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Fleet National Bank's base rate. The initial applicable margin for borrowings under the Revolver is 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, defined as earnings before interest, taxes, depreciation, and amortization.

Under the Revolver, the Company is required to pay a commitment fee on the difference between the total committed amount of the facility and the amount borrowed by the Company. The initial commitment fee is 0.50 percent per year. The commitment fee is subject to adjustment based on the relationship of the Company's total funded debt to EBITDA.

The Company is required to maintain certain financial covenants set forth in the agreement including certain fixed charge coverage ratios, total liabilities to tangible capital base ratios, and consolidated EBITDA, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations. At July 31, 2003 the Company was in compliance with these covenants.

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

Obligations under the Term Loans bear interest at a floating rate of 6 percent over prime rate for Term A Loan borrowings and 7.5 percent over prime rate for Term B Loan borrowings. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.25 percent or higher than 7.25 percent. The Term Loans also accrue interest that can either be added to the loan principal ("PIK") or paid in cash of 2 percent per year. In addition, an annual fee amounting to 1.75 percent of the average monthly balance of the Term Loans is required to be paid on each anniversary of the loan closing date. The PIK interest rate and the anniversary fee are subject to 1 percent and 0.50 percent reductions, respectively, when certain EBITDA levels are achieved.

The Company is required to maintain certain financial covenants as set forth in the agreement including certain leverage ratios, fixed charge coverage ratios, and consolidated EBITDA levels, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations. At July 31, 2003 the Company was in compliance with these covenants.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at July 31, 2003 and for the three-month periods ended July 31, 2003 and 2002, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated August 27, 2003 appearing on Page 19. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of July 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended July 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
August 27, 2003

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Demand for our capital equipment products continued to be soft in the first quarter of fiscal 2004. Adjusting for the favorable effects of foreign currency translation, each of our operating segments reported lower revenues than the prior year comparable period. Weak global economic conditions affected retail level consumer spending on products manufactured by our equipment and caused our customers to curtail capital spending. Sales of our aftermarket products were higher in the first quarter of fiscal 2004 compared to the same period last year, which partially offset the effect of the lower capital equipment demand and provided stability during this difficult business environment.

Equipment and aftermarket supplies and service revenues as a percentage of total revenues during the first quarter of fiscal 2004 compared to the same period of 2003 are reflected in the table below:

	Three months ended
	July 31, 2003	July 31, 2002

Equipment revenue	30%	34%
Aftermarket supplies & service revenue	70%	66%

Our gross margin was lower in the first quarter of fiscal 2004 compared to the same period last year due primarily to the lower volume of business, higher levels of price discounting, and a higher proportion of lower margin product sales this year compared to last year. Cost savings resulting from reductions implemented in last year's third quarter somewhat offset these factors.

We also incurred higher pension and interest expense in the first quarter of fiscal 2004 compared to the same period last year, which further reduced earnings. Lower incentive compensation expense and legal and professional expense associated with the Securities and Exchange Commission's ("SEC's") continuing investigation were significant offsets.

In the first quarter of fiscal 2004, we refinanced our multi-currency revolving credit facility with a four-year $110.0 million senior credit facility consisting of a $45.0 million asset-based revolving credit facility and two term loan facilities, each in the amount of $32.5 million. We previously disclosed the terms of the senior credit facility.

Our focus continues to be the execution of our stated turnaround plan. This includes continuing the implementation of the shared services initiative, improving the operations of the Sign Making and Specialty Graphics segment's European distribution business, and new product innovation to improve operating results.

The Ophthalmic Lens Processing segment's operations will be merged into the shared services initiative during fiscal 2004. Through this initiative, certain operations of the Apparel and Flexible Materials segment's and the Sign Making and Specialty Graphics segment's U.S. businesses have already been combined. The shared services initiative encompasses strategic purchasing, inventory management, freight and logistics costs, as well as factory integration, ERP system consolidations, and facility consolidations.

We will also continue to consolidate warehouses and implement the Company's enterprise resources planning system (ERP) throughout the Sign Making and Specialty Graphics segment's European businesses during fiscal 2004. To date, this segment's France and Germany warehouses have been combined and the ERP system was implemented in four countries.

The fiscal 2004 shared services and warehouse consolidation programs will result in additional restructuring charges. We cannot yet estimate the effect of these charges on our operating results, as the programs are still being refined.

There is no guarantee that the above described components of our turnaround plan will yield the results management expects. There are risks involved with implementing the shared services initiative, consolidating warehouses, and developing new products. These measures may raise product costs, delay product production and service delivery, result in strained relations with our employees or customers, or create inefficiencies in the business. Further, they could give rise to unforeseen costs which could wholly, or partially, offset any expected expense reductions or other financial benefits.

We do not anticipate meaningful improvement in the current economic outlook and demand for our capital equipment products throughout fiscal 2004. Given this expectation, our cost reduction initiatives are of critical importance.

RESULTS OF OPERATIONS

Revenues. Consolidated revenues were $129.0 million in the first quarter of fiscal 2004, an increase of $3.1 million (2.4 percent), when compared to the same period of fiscal 2003. Foreign currency translation contributed approximately $10.1 million of the revenue increase in the quarter ended July 31, 2003 due primarily to the strengthening of the Euro and Pound Sterling in relation to the U.S. dollar. Adjusting for the foreign currency translation effect, capital equipment revenue declines occurred in each of our operating segments. This was partially offset by steady levels of aftermarket supplies and service revenue in each of our operating segments.

On a geographic basis, our volume of business in the first quarter of fiscal 2004 compared to the same period last year was higher in European and Rest of World regions and substantially offset by declines in the U.S. The decrease in U.S. revenues was primarily the result of lower capital equipment shipments in the Ophthalmic Lens Processing and Apparel and Flexible Materials segments. The Ophthalmic Lens Processing segment decline was caused by the absence of incremental equipment shipments to U.S. retail and discount eyewear chains that occurred in the first quarter of fiscal 2003, which were not expected to be repeated in fiscal 2004. Apparel and furniture production migration to emerging markets caused the U.S. region decline in the Apparel and Flexible Materials segment, which also caused the majority of overall revenue growth in Rest of World regions. The European region benefited from the favorable foreign currency translation. However, weak European market and industry conditions were significant offsets, particularly in the Apparel and Flexible Materials operating segment.

Gross Profit Margins. Gross margin as a percentage of sales decreased 0.9 percentage points in the first quarter to 34.0 percent compared to the same period last year. Gross margins on product sales decreased in the first quarter of 2004 and on service revenue were roughly the same compared to the same period last year. Decreases in the product gross profit margin were the result of pricing pressures, the effects of lower sales volume, and an unfavorable sales mix favoring lower margin aftermarket and equipment products over higher margin software products. Additionally, a higher proportion of Apparel and Flexible Materials segment sales were made through third-party agents, as opposed to the segment's internal sales force, which also lowered margins.

Selling, General, & Administrative Expenses. Selling, general and administrative (S,G&A) expenses increased $1.3 million (4.2 percent) in the first quarter of fiscal 2004 when compared to the same period of 2003. As a percentage of sales, S,G&A expenses were 25.6 percent in the first quarter of fiscal 2004 compared to 25.2 percent of revenue for the same period of 2003. The first quarter increase was primarily due to higher pension and other retirement costs and the impact of foreign currency translation in the Sign Making and Specialty Graphics and Apparel and Flexible Materials segments. These increases were partially offset by lower fiscal 2004 first quarter legal and professional expenses related to the ongoing SEC investigation and lower incentive compensation expense.

Research and Development. Research and development (R&D) expenses of $6.2 million were essentially the same in the first quarter of fiscal 2004 compared to the same period of 2003. As a percentage of sales, R&D expenses were 4.8 percent in the first quarter of fiscal 2004 compared to 5.0 percent for the same period of 2003. The steady level of R&D spending reflects our continuing commitment to new product development.

Other Income (Expense). The first quarter of fiscal 2004 included losses of approximately $0.4 million caused by translating foreign currency denominated transactions compared to losses of $0.9 million for the same period of 2003. Also included in the first quarter of fiscal 2004 was a loss of approximately $0.3 million caused by the write-off of deferred debt issuance costs related to the previous multi-currency credit facility that was in place through May 9, 2003.

Interest Expense. Interest expense increased $0.9 million (39.1 percent) in the first quarter of fiscal 2004 to $3.1 million when compared to the same period of 2003. The increase was the result of higher interest rates associated with the senior credit facilities entered into on May 9, 2003, which was partially offset by lower weighted average debt balances during the first quarter of fiscal 2004.

Income Tax Expense. The effective rate for taxes on income from continuing operations in the first quarter of fiscal 2004 was 25.2 percent compared to 23.0 percent for the same period last year. The difference between this year's tax rate and the U.S. statutory rate of 35.0 percent was primarily attributed to benefits related to tax planning strategies involving our businesses outside the U.S.

Discontinued Operations. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. The majority of the cash proceeds have been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by our adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the three-month period ended July 31, 2002.

Net earnings. As a result of the above, net earnings in the first quarter of fiscal 2004 were $0.4 million, or $.02 per diluted share, compared to $3.6 million, or $.16 per diluted share, for the same period of 2003.

Restructuring Charges. During fiscal 2003, we recorded pre-tax restructuring charges of $1.4 million associated with the implementation of our shared services initiative between Gerber Technology and Gerber Scientific Products. Additionally, charges of $0.5 million were recorded as restructuring costs to consolidate Spandex warehouses in France and Germany. Charges associated with operating segments were: Apparel and Flexible Materials, $1.2 million and Sign Making and Specialty Graphics, $0.7 million. During fiscal 2004, we incurred cash outflows relating to the fiscal 2003 actions of $0.7 million, which were funded by cash generated from operations. As of July 31, 2003, the fiscal 2003 program was completed; however, cash payments will continue through fiscal 2006.

During fiscal 2002, we recorded pre-tax restructuring charges of $5.0 million associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were: Apparel and Flexible Materials, $1.5 million; Sign Making and Specialty Graphics, $1.0 million, Ophthalmic Lens Processing, $0.3 million, and general corporate, $2.2 million. The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for our operating units. In the current fiscal year, we incurred cash outflows related to the fiscal 2002 program of $0.5 million, which were funded by cash generated from operations. As of July 31, 2003, the fiscal 2002 program was complete; however, cash payments will continue into fiscal 2005.

In the fiscal 2003 first quarter, we reversed previously established restructuring reserves totaling $0.1 million before taxes. The reversal of these reserves was recorded in the Consolidated Statement of Operations as restructuring charges, which is where the reserves were originally recorded. See Note 3 of the "Notes to Consolidated Financial Statements" contained in this Quarterly Report and our fiscal 2003 Form 10-K filed on July 29, 2003 for further discussion of the restructuring charges recorded in previous fiscal years.

Segment Review

Sign Making and Specialty Graphics segment revenues increased $6.4 million (9.7 percent) in the first quarter of fiscal 2004 compared to the same period last year. The favorable impact of foreign currency translation contributed approximately $7.8 million to the revenue increase reflecting the strengthening of the Euro and Pound Sterling in relation to the U.S. dollar. Holding foreign currency translation constant with last year's first quarter rates, revenue decreases occurred in each geographic region except for in the U.S., where revenue was slightly higher than in the prior year. In addition to lower demand for segment capital equipment products, particularly in Europe, revenues were lower in France due to management focus on the consolidation of that country's warehouse. Despite this short-term effect, this warehouse consolidation, as well as future consolidations, is expected to improve segment profit throughout fiscal 2004 and beyond.

The Sign Making and Specialty Graphics segment profit increased $0.6 million in the first quarter of fiscal 2004 compared to the same period last year. The increase reflected higher year-over-year sales of aftermarket products, cost savings resulting from last year's third quarter restructuring, lower current year incentive compensation expense, and the favorable impact of foreign currency translation, which contributed approximately $0.7 million of the segment profit growth. The lower operating results in France previously discussed and higher pension expense somewhat offset these increases.

Apparel and Flexible Materials segment revenues decreased $1.1 million (2.8 percent) in the first quarter of fiscal 2004 compared to the same period last year reflecting a decrease in U.S. regions and increases in European and Rest of World regions. The favorable impact of foreign currency translation contributed approximately $1.9 million to the revenue increase reflecting primarily the strengthening of the Euro in relation to the U.S. dollar. Holding foreign currency translation at last year's first quarter rates, revenue increased only in Rest of World markets. Segment revenue was affected by low apparel and automotive customer spending at the retail level, customer consolidation, and the continued production migration from North American and Western European markets to emerging Eastern European and Far East markets. This segment did benefit from higher revenue in certain of these emerging markets, albeit at lower gross margins as these sales are often made through third party distribution. Aftermarket revenues were higher in the first quarter of fiscal 2004 compared to the same period last year, which helped offset lower capital equipment and software sales.

The Apparel and Flexible Materials segment profit decreased $1.0 million in the first quarter of fiscal 2004 compared to the same period last year. The decrease reflected pricing pressures, the effects of the lower revenues, year-over-year sales mix favoring lower margin equipment products over higher margin software products, and higher pension expense. Competitive price discounting was required in the first quarter of fiscal 2004 in countries where apparel and automotive production is migrating, particularly in countries such as Pakistan, India, and Turkey.  Additionally, gross margins are typically lower in these countries because sales are often made through independent distributors and agents as opposed to the segment's internal sales force. Cost savings resulting from last year's third quarter restructuring, lower current year incentive compensation expense, and the favorable impact of foreign currency translation, which contributed to approximately $0.5 million to segment profit, partially offset the revenue decreases.

Ophthalmic Lens Processing segment revenues decreased $2.3 million (11.0 percent) in the first quarter of fiscal 2004 compared to the same period last year reflecting decreases in U.S. and European regions and a slight increase in Rest of World regions. Foreign currency translation had an insignificant impact on segment operating results in both periods. Segment revenues were affected by continued low levels of eyewear prescription volumes, lower than historical capital spending by retail and discount eyewear chains, customer consolidations, and the absence of approximately $1.9 million of automated lens processing equipment sales to large U.S. retail and discount eyewear chains in the first quarter of fiscal 2004 that occurred in last year's first quarter.  Aftermarket supplies revenues were approximately the same in both of the first quarter fiscal periods and provided some offset to the lower capital equipment revenues.

The Ophthalmic Lens Processing segment profit decreased $1.1 million in the first quarter of fiscal 2004 compared to the same period last year. The decrease reflected the lower volume of business and the resulting cost of employee separations. Lower incentive compensation expense and strict discretionary spending in the first quarter of 2004 partially offset these decreases.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. Our short-term liquidity at July 31, 2003 was adequate for our requirements and we expect that available cash and our existing credit facilities will be sufficient to meet normal operating requirements over the next twelve months. However, there is no assurance that we will not need to raise additional equity or debt financing within this time frame. Further, the impact on our cash flow could be significant if we were unable to meet required covenants in our credit facilities. This might be caused by further deterioration in global economic conditions that would affect demand for our products; additional charges that may be required because of weak economic conditions, market changes, and delayed product introductions; and our ability to complete our ongoing efforts to improve operational efficiencies. Accordingly, additional financing may not be available on favorable terms, or at all, and may be dilutive to then-current shareholders.

Dollars in thousands	July 31, 2003	April 30, 2003

Cash and cash equivalents	$ 10,777	$ 20,697
Total debt	89,673	85,807
Net debt (total debt less cash)	78,896	65,110
Shareholders' equity	96,218	94,463
Total capitalization (net debt plus equity)	175,114	159,573
Net debt to total capitalization	45.1%	40.8%

Cash Flows. Cash used by operating activities increased $13.2 million in the first quarter of 2004 compared to the same period in 2003 due primarily to the lower operating earnings and a reduction in accounts payable and accrued liabilities. Lower accounts payable and accrued liabilities were primarily the result of higher incentive compensation payments (based on last year's operating results) and lower current year incentive compensation accruals (based on this year's operating results), but also related to timing of payments.

Cash provided by investing activities decreased $8.3 million in the first quarter of 2004 compared to the same period in 2003 due primarily to the absence of proceeds from assets sales of $2.5 million and the sale of a discontinued operation of $6.6 million recorded in the first quarter of 2003. Capital expenditures in the first quarter of fiscal 2004 were $0.5 million and are anticipated to be approximately $7.0 million for the full fiscal year. Funding for these capital expenditures is expected to come from our senior revolving credit facility.

Cash used for financing activities decreased $5.6 million in the first quarter of 2004 compared to the same period in 2003 due primarily to higher current year credit facility borrowings, which was substantially offset by payments of debt issuance costs related to our new credit facilities.

Financial Condition. The ratio of current assets to current liabilities was 1.6 to 1 at July 31, 2003 and at April 30, 2003. Net working capital at July 31, 2003 was $61.3 million, a decrease of $2.5 million from the beginning of the fiscal year. The decrease in working capital was primarily due to lower cash balances caused by lower operating income, which was partially offset by the reduction in accounts payable and accrued expenses during the first quarter of fiscal 2004.

Credit Facilities. On May 9, 2003, we entered into a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45.0 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans"), led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. (the Revolver and Term Loans being collectively referred to as the "Credit Facilities"). The terms of the agreements memorializing the Credit Facilities enabled us to meet our primary objectives by refinancing our debt without shareholder dilution and prepayment penalties after the first year and to provide us with the liquidity and flexibility needed to support our ongoing turnaround efforts.

The lenders under these arrangements have been granted security interests in selected assets of the Company and its subsidiaries including certain real estate and leasehold interests in the U.S. and elsewhere; inventory and accounts receivable in the U.S., Canada, U.K., Germany, and the Netherlands; intangible assets; intellectual property; and other assets.

We are required to maintain certain financial covenants as defined in the Revolver agreement including certain fixed charge coverage ratios, total liabilities to tangible capital base ratios, and consolidated EBITDA (as defined) as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations.

Additionally, we are required to maintain certain financial covenants as defined in the Term Loan agreements including maintenance of certain leverage ratios, fixed charge coverage ratios, and consolidated EBITDA (as defined) levels, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, transactions with affiliates, and other customary covenants and representations. The Term Loans do not have scheduled principal repayments until the maturity (i.e., at the end of four years).

We were in compliance with the financial covenants under our Credit Facilities at July 31, 2003.  However, we may not be able to satisfy these covenants in the future because our financial performance may be impacted by various economic, financial, and industry factors. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the Credit Facilities. We believe we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions, including those that may be dilutive to existing shareholders. Furthermore, our operating results and financial condition might be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to our cash obligations or commercial commitments from those disclosed in its Form 10-K filed on July 29, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. We described the critical accounting policies that require management's most difficult, subjective, or complex judgments in its Form 10-K filed on July 29, 2003. This disclosure continues to be relevant to the current year.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials we release to the public. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements within this quarterly report can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report relate to, among other things:

    prospective product developments (and the timing of introduction), product development focus, and new business opportunities;
    developments with respect to product development and product introductions by competitors;
    demand for certain of our products and services;
    methods of and costs associated with potential geographic expansion;
    restructuring initiatives;
    efforts to enhance operating performance;
    regulatory and market developments, and the impact of such developments on future operating results;
    expected levels of growth or the future size (typically stated in revenues) of market segments or geographic markets, or future market conditions;
    growth opportunities for certain of our products or in certain geographic markets;
    the availability of raw materials;
    future earnings and other measurements of financial performance;
    cost saving initiatives, including efforts to reduce working capital and headcount;
    future cash flows and uses of cash; and
    the outcome of contingencies.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in this quarterly report on Form 10-Q. We cannot assure you that its results of operations or financial condition will not be adversely affected by one or more of these factors.

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Form 10-K for fiscal 2003 filed on July 29, 2003 includes important information as to risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first three months of fiscal 2004.

For discussion of the Company's exposure to market risk, refer to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2003, filed with the SEC on July 29, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act require the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company, in connection with the Company's periodic reports filed with the SEC, to certify, among other things:

  the accuracy and completeness of the disclosures included in the Company's periodic reports; and

  the existence of and evaluation of the effectiveness of the Company's "disclosure controls and procedures."

Disclosure controls and procedures refer to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report was carried out by the Company under the supervision and with the participation of the Company's management, including the CEO and CFO.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objective of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

A separate organization of the Company, internally referred to as Gerber Scientific Operations (GSO), was created as a part of the shared services initiative. During the first quarter of fiscal 2004, certain disclosure controls surrounding the Company's process of recording, processing, summarizing and reporting financial and non-financial information have changed to enable the Company to combine certain accounting functions of its Gerber Technology and Gerber Scientific Products subsidiaries. The Company is evaluating the revised accounting procedures as they evolve to ensure that disclosure controls remain in place. The Company believes that the appropriate internal controls were in place subsequent to the formation of GSO, and will continue to evaluate the controls in place throughout fiscal 2004 and as changes are implemented to existing accounting procedures.

PART II -- OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Non-employee Directors Stock Grant and Stock Plans

The Company issued or committed to issue shares of its common stock to non-employee members of the Company's Board of Directors as follows:

  On June 30, 2003, we committed to issue 7,508 shares of our common stock under the Company's Non-Employee Director's Stock Grant Plan (the "Director's Plan").

These grants were made as partial compensation for the recipients' services as directors in accordance with the terms of the Director's Plan. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as transactions by an issuer not involving any public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

See the Exhibit Index following the Signature of this quarterly report.

(b)    Reports on Form 8-K

Two Form 8-K's were filed in the first quarter of fiscal year 2004. The first 8-K, dated May 12, 2003, contained a press release announcing that, on May 9, 2003, the Company closed on a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. The second 8-K, dated May 29, 2003, contained a press release announcing its fiscal 2003 year and fourth quarter results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: September 11, 2003	By:	/s/ Shawn M. Harrington
Shawn M. Harrington
Executive Vice President

EXHIBIT INDEX

Exhibit Index Number

10.1	2000-2004 Executive Annual Incentive Bonus Plan, as submitted to shareholders for approval.

10.2	Ableco Finance LLC First Amendment to Financing Agreement

10.3	Fleet Capital Corporation First Amendment Agreement

15	Letter regarding unaudited interim financial information.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

99	Supplemental Segment Information.