Form 10-Q
period 2003-10-31
GERBER SCIENTIFIC INC
filed 2003-12-11
CIK 41133

__________________________________________________________ SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

__________________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2003

OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-5865

___________________________

Gerber Scientific, Inc.
(Exact name of registrant as specified in its charter)

_____________________________

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Gerber Road West, South Windsor, Connecticut (Address of principal executive offices)	06074 (Zip Code)

Registrant's telephone number, including area code:	(860) 644-1551

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

Yes /X/. No / /.

At October 31, 2003, 22,202,786 shares of common stock of the registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended October 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended October 31,

In thousands, except per share data	2003	2002
Revenue:
Product sales	$ 115,747	$ 114,869
Service sales	14,538	13,911
	130,285	128,780
Costs and Expenses:
Cost of products sold	77,701	75,799
Cost of services sold	7,820	7,145
Selling, general and administrative	32,714	32,417
Research and development	6,435	6,516
Restructuring charges (Note 3)	486	---
	125,156	121,877
Operating income	5,129	6,903

Other income (expense)	(1,137)	(340)
Interest expense	(3,212)	(2,146)

Earnings before income taxes	780	4,417
Provision (benefit) for income taxes	(1,982)	1,300
Net earnings	$ 2,762	$ 3,117
	=======	=======

Earnings per share of common stock:
Basic	$ .12	$ .14
Diluted	$ .12	$ .14

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,193	22,137
Diluted	22,455	22,137

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Six Months Ended October 31,
In thousands, except per share data	2003	2002
Revenue:
Product sales	$ 230,436	$ 227,096
Service sales	28,806	27,562
	259,242	254,658
Costs and Expenses:
Cost of products sold	155,336	150,613
Cost of services sold	15,314	14,337
Selling, general and administrative	65,747	64,130
Research and development	12,626	12,792
Restructuring charges (Note 3)	486	(100)
	249,509	241,772
Operating income	9,733	12,886

Other income (expense)	(2,153)	(1,206)
Interest expense	(6,315)	(4,377)

Earnings from continuing operations before income taxes	1,265	7,303
Provision (benefit) for income taxes	(1,860)	1,964
Earnings from continuing operations	3,125	5,339
Discontinued operations (Note 9):
Income from operations of disposed business, net of taxes of $92 in fiscal 2003	---	172
Gain on sale of disposed business, net of taxes of $2,244 in fiscal 2003	---	1,222
Net earnings	$ 3,125	$ 6,733
	=======	=======
Earnings per share of common stock:
Basic:
Earnings from continuing operations	$ .14	$ .24
Discontinued operations	---	.06
Net earnings	$ .14	$ .30
	=======	=======
Diluted:
Earnings from continuing operations	$ .14	$ .24
Discontinued operations	---	.06
Net earnings	$ .14	$ .30
	=======	=======

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,183	22,123
Diluted	22,464	22,123

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)
In thousands, except share data	October 31, 2003	April 30, 2003
Assets:
Current Assets:
Cash and cash equivalents	$ 9,680	$ 20,697
Accounts receivable, net of allowance for doubtful accounts of $8,251 and $7,277, respectively	89,938	89,657
Inventories	52,736	51,982
Deferred income taxes	3,855	5,300
Prepaid expenses and other current assets	10,330	8,327
	166,539	175,963
Property, Plant and Equipment	122,368	122,674
Less accumulated depreciation	77,614	75,309
	44,754	47,365
Intangible Assets:
Goodwill	50,231	48,912
Prepaid pension cost	8,483	8,483
Patents and other intangible assets, net of accumulated amortization	6,718	6,777
	65,432	64,172
Deferred Income Taxes	17,779	14,855
Other Assets	8,913	4,336
	$ 303,417	$ 306,691
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Current maturities of long-term debt	$ 10,941	$ 14,807
Accounts payable	39,917	45,024
Accrued compensation and benefits	13,766	23,167
Other accrued liabilities	22,646	18,202
Deferred revenue	11,153	10,000
Advances on sales contracts	1,045	945
	99,468	112,145

Noncurrent Liabilities:
Accrued pension benefit liability	23,549	23,549
Other liabilities	5,517	5,534
Long-term debt	69,704	71,000
	98,770	100,083

Contingencies and Commitments (Note 10)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,933,421 and 22,908,180 shares, respectively	22,933	22,908
Paid-in capital	43,624	43,703
Retained earnings	71,037	67,912
Treasury stock, at cost (730,635 and 745,184 shares, respectively)	(15,024)	(15,323)
Unamortized value of restricted stock grants	(151)	(211)
Accumulated other comprehensive loss	(17,240)	(24,526)
	105,179	94,463
	$303,417	$306,691
	=======	=======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,

In thousands	2003	2002
Cash Provided by (Used for):
Operating Activities:
Net earnings	$ 3,125	$ 6,733
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	5,926	6,751
Restructuring charges	486	(100)
Gain on sale of disposed business, net of taxes	---	(1,222)
Deferred income taxes	(1,855)	289
Other non-cash items	1,370	550
Changes in operating accounts:
Receivables	1,101	1,360
Inventories	677	(380)
Prepaid expenses	(1,520)	2,903
Accounts payable and accrued expenses	(9,671)	(4,198)
Provided by (Used for) Operating Activities:	(361)	12,686
Investing Activities:
Additions to property, plant and equipment	(1,654)	(900)
Intangible and other assets	(567)	(480)
Proceeds from sales of assets	---	3,937
Proceeds from sale of disposed business	---	6,595
Proceeds from settlement of promissory note	994	---
Provided by (Used for) Investing Activities:	(1,227)	9,152
Financing Activities:
Borrowings under term loans	65,000	3,000
Repayments of borrowings under term loans	(81,103)	(16,673)
Net change in revolver	10,941	---
Net short-term financing	---	(205)
Debt issue costs	(5,604)	(376)
Exercise of stock options	71	---
Other common stock activity	44	53
(Used for) Financing Activities:	(10,651)	(14,201)

Effect of exchange rate changes on cash	1,222	889

Increase (Decrease) in Cash and Cash Equivalents	(11,017)	8,526
Cash and Cash Equivalents, Beginning of Period	20,697	16,220
Cash and Cash Equivalents, End of Period	$ 9,680	$ 24,746
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC on July 29, 2003. The balance sheet at April 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

	October 31, 2003	April 30, 2003
Raw materials and purchased parts	$31,187	$28,796
Work in process	1,395	1,859
Finished goods	20,154	21,327
	$52,736	$51,982
	======	======

NOTE 3. Restructuring Charges

In fiscal 2004, 2003 and 2002, the Company recorded restructuring charges, consisting of employee separation and facility consolidation costs, associated with ongoing efforts to reduce costs. For further information on the fiscal 2003 and 2002 charges, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2003, filed with the SEC on July 29, 2003.

In fiscal 2004, the Company recorded restructuring charges of $0.5 million. The Sign Making and Specialty Graphics segment incurred $0.2 million of these charges and the Ophthalmic Lens Processing segment incurred $0.3 million of these charges.

The Sign Making and Specialty Graphics segment charges consisted of employee separation costs related to an insignificant product line that was exited. The Ophthalmic Lens Processing segment's charges consisted of employee separation costs associated with the transition of segment operations to the shared services program and costs associated with a facility consolidation. Both segments' employee separations will be completed during the third quarter of fiscal 2004. There will be an insignificant amount of future costs related to these activities.

The following table displays a roll forward of the accruals established during the second quarter of fiscal 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Fiscal 2004 charge	$ 172	$ ---	$ 172
Utilization	(155)	---	(155)
Ending balance at October 31, 2003	17	---	17

Ophthalmic Lens Processing
Fiscal 2004 charge	179	135	314
Utilization	(19)	---	(19)
Ending balance at October 31, 2003	160	135	295

	$ 177	$ 135	$ 312
	======	======	======

Of the remaining balance at October 31, 2003, $0.2 million is expected to be paid in fiscal 2004, and $0.1 million in fiscal 2005.

Fiscal Year 2003 Restructuring Update

The following table displays a roll forward of the accruals established in fiscal 2003 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Balance at April 30, 2003	$ 666	$ ---	$ 666
Utilization	(666)	---	(666)
Ending balance at October 31, 2003	---	---	---

Apparel and Flexible Materials
Balance at April 30, 2003	602	401	1,003
Utilization	(599)	(90)	(689)
Ending balance at October 31, 2003	3	311	314

	$ 3	$ 311	$ 314
	======	======	======

Of the remaining balance at October 31, 2003, $0.1 million is expected to be paid in fiscal 2004, $0.1 million in fiscal 2005, and $0.1 million in fiscal 2006.

Fiscal Year 2002 Restructuring Update

As of April 30, 2003, accruals of approximately $1.0 million for severance costs remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. In the three and six months ended October 31, 2003, approximately $0.1 million and $0.7 million, respectively, in cash payments were charged against this accrual, reducing the balance to $0.3 million at October 31, 2003. Of this remaining balance, $0.1 million is expected to be paid in fiscal 2004 and $0.2 million in fiscal 2005.

NOTE 4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of October 31, 2003		As of April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Patents	$ 9,969	$ 3,711	$ 10,300	$ 3,886
Other	1,112	652	1,073	710
	11,081	4,363	11,373	4,596
Unamortized intangible assets:
Goodwill	50,231	---	48,912	---
Prepaid pension cost	8,483	---	8,483	---
	58,714	---	57,395	---
	$ 69,795	$ 4,363	$ 68,768	$ 4,596
	======	=====	======	=====

Intangible amortization expense was $0.2 million and $0.5 million for the three and six months ended October 31, 2003, respectively, and $0.3 million and $0.6 million for the three and six months ended October 31, 2002, respectively. Intangible amortization expense is estimated to be approximately $0.8 million for fiscal 2004 and approximately $0.7 million for fiscal 2005, and approximately $0.6 million annually for fiscal years 2006 through 2009.

The following table displays the changes in the carrying amount of goodwill by operating segment for the six months ended October 31, 2003 (in thousands):

	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2003	$19,276	$12,640	$16,996	$48,912
Effects of currency translation	1,271	48	---	1,319
Balance as of October 31, 2003	$20,547	$12,688	$16,996	$50,231
	======	======	======	======

During the first six months of fiscal 2004, the Company reviewed its goodwill for impairment in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. Based on this review, the Company was not required to record any additional goodwill impairments.

NOTE 5. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates due to its global presence and international sales and purchase activities. These foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company uses forward exchange contracts. These contracts are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts are major international commercial banks. The Company does not anticipate non-performance by the counterparties.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  In this documentation, the Company identifies the forecasted transactions that have been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; or when management determines that designation of the derivative as a hedge instrument is not appropriate.

The Company's forward exchange contracts are designated as a hedge of the cash flow variability arising from forecasted foreign-currency denominated purchases. Accordingly, changes in the cash flows of these contracts must be highly correlated with changes in the cash flows of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into earnings in the period in which the hedged transaction settles. To the extent that the derivatives are not effective as hedges, gains and losses on these derivatives are recorded immediately into current earnings in other income (expense).

As of October 31, 2003, the Company was party to approximately $22.0 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 12 months. The fair value of the contracts outstanding at October 31, 2003 was a $1.5 million net liability.

For the six months ended October 31, 2003, the Company recognized in earnings realized losses of $0.1 million related to the ineffectiveness of settled cash flow hedges. Also, as of October 31, 2003, the Company reclassified into earnings an unrealized loss of $0.2 million as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur.

Year to Date Activity

The changes in shareholders' equity associated with hedging activity for the six months ended October 31, 2003 and 2002 were as follows:

	Six Months Ended October 31,

(In thousands)	2003	2002
Balance -- May 1, 2003 and 2002	$ (1,420)	$ (669)
Cash flow hedging loss	(608)	(2,160)
Net loss reclassified to income statement	1,215	1,164
Balance -- October 31, 2003 and 2002	$ (813)	$ (1,665)
	======	======

Of the amount recorded in shareholders' equity at October 31, 2003, a $0.8 million loss is expected to be reclassified into earnings over the next twelve months.

NOTE 6. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three- and six-month periods ended October 31, 2003 and 2002 are shown in the following tables.

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002

Segment revenue:
Sign Making and Specialty Graphics	$ 71,472	$ 68,872	$144,313	$135,266
Apparel and Flexible Materials	38,378	37,806	75,985	76,484
Ophthalmic Lens Processing	20,435	22,102	38,944	42,908
	$130,285	$128,780	$259,242	$254,658
	=======	=======	=======	=======

Segment profit:
Sign Making and Specialty Graphics	$ 4,509	$ 5,431	$ 9,578	$ 9,920
Apparel and Flexible Materials	4,178	3,712	7,151	7,706
Ophthalmic Lens Processing	392	1,626	351	2,707
	$ 9,079	$ 10,769	$ 17,080	$ 20,333
	=======	=======	=======	=======

A reconciliation of total segment profit to consolidated income from continuing operations before income taxes follows:
	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002

Segment profit	$ 9,079	$10,769	$17,080	$20,333
Corporate expenses, net of other income/(expense)	(5,087)	(4,206)	(9,500)	(8,653)
Earnings from continuing operations before interest and taxes	3,992	6,563	7,580	11,680
Interest expense	(3,212)	(2,146)	(6,315)	(4,377)
Earnings from continuing operations before income taxes	$ 780	$ 4,417	$ 1,265	$ 7,303
	======	======	======	======

Segment profit for the three and six months ended October 31, 2003 included restructuring charges of $0.2 million incurred in the Sign Making and Specialty Graphics operating segment and $0.3 million incurred in the Ophthalmic Lens Processing operating segment.

Segment profit for the six months ended October 31, 2002 included reversals of previously established restructuring reserves of $0.1 million for the Apparel and Flexible Material operating segment.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last annual report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC on July 29, 2003.

NOTE 7. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002
Net earnings	$ 2,762	$ 3,117	$ 3,125	$ 6,733
Other comprehensive income:
Foreign currency translation adjustments	5,800	929	6,679	6,890
Cash flow hedging gain (loss), net	275	79	607	(996)
Total comprehensive income	$ 8,837	$ 4,125	$10,411	$12,627
	======	======	======	======

NOTE 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	2003	2002	2003	2002
Numerator:
Earnings from continuing operations	$ 2,762	$ 3,117	$ 3,125	$ 5,339
Discontinued operations:
Income from operations of disposed business, net of tax	---	---	---	172
Gain on sale of disposed business, net of tax	---	---	---	1,222
Net earnings	$ 2,762	$ 3,117	$ 3,125	$ 6,733
	=====	=====	=====	=====
Denominators:
Denominator for basic earnings per share--weighted-average shares outstanding	22,193	22,137	22,183	22,123
Effect of dilutive securities:
Stock options	262	---	281	---
Denominator for diluted earnings per share--adjusted weighted-average shares outstanding	22,455	22,137	22,464	22,123
	=====	=====	=====	=====
Basic earnings per share from continuing operations	$ .12	$ .14	$ .14	$ .24
Discontinued operations	---	---	---	.06
Basic earnings per share	$ .12	$ .14	$ .14	$ .30
	=====	=====	=====	=====
Diluted earnings per share from continuing operations	$ .12	$ .14	$ .14	$ .24
Discontinued operations	---	---	---	.06
Diluted earnings per share	$ .12	$ .14	$ .14	$ .30
	=====	=====	=====	=====

For both the three- and six-month periods ended October 31, 2003, 2.4 million common stock equivalents were antidilutive and not included in the above calculation. For both the three- and six-month periods ended October 31, 2002, 4.4 million common stock equivalents were antidilutive and not included in the above calculation.

NOTE 9. Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments, the majority of which has been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the six-month period ended October 31, 2002.

NOTE 10. Commitments and Contingencies

SEC Enforcement Investigation

In September 2000, the Division of Enforcement of the Securities and Exchange Commission initiated an investigation relating to possible insider trading activity with respect to the Company's securities. In October 2001, the SEC expanded its investigation to encompass the Company's inventory and reserve accounting practices and related disclosures. The Enforcement staff has since asked for information and documents relating to various accounting and other matters (including matters that have been addressed through the restatement of the Company's prior annual financial statements for fiscal years 2000 and 2001). In addition, the staff has taken the testimony of current and former officers and employees of the Company. The Company believes that it has cooperated fully with the staff during the course of this investigation. If the SEC's investigation results in any formal adverse findings, the Company's financial condition, results of operations, and business could be adversely affected. The Company has incurred, and may continue to incur, significant legal and other costs in connection with this investigation. As the investigation is ongoing, the Company cannot predict the length nor the potential outcome of the investigation, nor the potential impact on the Company.

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

The current members of the Plan's administrative committee, on the advice of counsel, requested the Company to toll (effective July 25, 2002), any statutes of limitations with respect to claims which might be made by or on behalf of Plan participants alleging that the Company should have registered these shares. The Company acceded to this request and entered into a tolling agreement, which has been extended, most recently to December 31, 2003, to allow the independent fiduciary described below adequate time to study the issue. The prices paid for shares acquired during the one year prior to July 25, 2002 aggregated approximately $2.1 million.  The prices paid for all of the unregistered shares which were acquired under the Plan aggregated approximately $7.3 million. In July 2003, the Company appointed an independent fiduciary under the Plan to deal with all matters on behalf of the Plan related to the facts described above.

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

Product Liability Litigation

The Company is the defendant in a legal claim alleging that one of its machines caused a fire on the claimant's premises. The Company believes that it has substantial legal defense; however, there is no assurance that the Company will be successful in asserting defense against this claim.  As of October 31, 2003, the potential exposure for an unfavorable outcome is estimated to range from $0 - $0.5 million. The consolidated financial statements do not include an accrual for this contingency because the Company does not believe that an unfavorable settlement is probable.

Other

The Company currently has others lawsuits, as well as claims and government proceedings, pending. Management believes that the ultimate resolution of these other lawsuits, claims, and proceedings will not have a material effect on the Company's consolidated financial condition, results of operations, liquidity, or competitive position.

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

The changes in the carrying amount of product warranties for the six months ended October 31, 2003, are as follows:

In thousands
Beginning balance, May 1, 2003	$ 4,372
Reductions for payments made	(2,581)
Changes in accruals related to warranties issued in the current period	2,473
Ending balance, October 31, 2003	$ 4,264
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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123):

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	2003	2002	2003	2002
Net earnings, as reported	$ 2,762	$ 3,117	$ 3,125	$ 6,733
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(320)	(620)	(655)	(1,381)
Pro forma net earnings	$ 2,442	$ 2,497	$ 2,470	$ 5,352
	=====	======	=====	======
Earnings per share
Basic, as reported	$ .12	$ .14	$ .14	$ .30
Basic, pro forma	.11	.11	.11	.24

Diluted, as reported	$ .12	$ .14	$ .14	$ .30
Diluted, pro forma	.11	.11	.11	.24

NOTE 13.   Credit Facility

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

Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Fleet National Bank's base rate. The initial applicable margin for borrowings under the Revolver is 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities.

Under the Revolver, the Company is required to pay a commitment fee on the difference between the total committed amount of the facility and the amount borrowed by the Company. The initial commitment fee is 0.50 percent per year. The commitment fee is subject to adjustment based on the relationship of the Company's total funded debt to EBITDA.

The Company is required to maintain certain financial covenants set forth in the agreement including certain fixed charge coverage ratios, total liabilities to tangible capital base ratios, and consolidated EBITDA, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations. At October 31, 2003 the Company was in compliance with these covenants.

The Revolver agreement requires the Company to maintain a lock-box arrangement with Fleet National Bank whereby amounts received into the lock-boxes are applied to reduce the Revolver debt outstanding. The Revolver agreement also contains certain subjective acceleration clauses in the event of a material adverse event. EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires the Company to classify outstanding borrowings under the Revolver as short-term obligations due to the existence of both a lock-box arrangement and subjective acceleration clauses.

Term Loans

Voluntary prepayments of principal under the Term Loans are permitted at any time without penalty or premium and with the consent of the Revolver lender. Subject to certain exceptions, mandatory principal prepayments under the Term Loans are required with cash proceeds of debt issuances, asset sales, casualty events, and excess cash flow.

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

The Company is required to maintain certain financial covenants as set forth in the agreement including certain leverage ratios, fixed charge coverage ratios, and consolidated EBITDA levels, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations. At October 31, 2003, the Company was in compliance with these covenants.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at October 31, 2003 and for the three- and six-month periods ended October 31, 2003 and 2002, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated November 24, 2003 appearing on page 20. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of October 31, 2003, the related consolidated statements of operations for the three- and six-month periods ended October 31, 2003 and 2002, and the related consolidated statements of cash flows for the six-month periods ended October 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
November 24, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gerber's operating results for the second quarter and first six months of fiscal 2004 reflected continued weak global economic conditions and competitive pressures. Adjusting for the favorable effect of foreign currency translation, each of our segments reported lower revenues in this year's second quarter and first six months than in the prior year comparable periods. Our capital equipment product revenues were lower due to the weak economic conditions, competition from inkjet imaging products, and prior year sales to large ophthalmic market customers that were not duplicated in the current periods. Sales of aftermarket products continued to be steady.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Equipment revenue	31%	34%	31%	34%
Aftermarket supplies and service revenue	69%	66%	69%	66%

Gerber's operating income levels for the second quarter and first six months of fiscal 2004 were lower than in the comparable prior year periods because of competitive pricing, lower business volume, a higher proportion of lower margin products in our total sales, higher pension and insurance expenses, and restructuring charges. These factors more than offset benefits we realized in the first six months of fiscal 2004 from our cost reduction initiatives, lower bonus expense, and lower legal and professional expenses. Higher interest expense and losses incurred from the translation of accounts payable balances denominated in foreign currency also reduced operating income compared to the prior corresponding periods. The favorable resolution of a prior year foreign tax issue in the second quarter of fiscal 2004 partially offset the negative effects of the foregoing factors.

Despite the lower operating income, we generated $8.3 million of operating cash flow in the second quarter of fiscal 2004 and repaid $9.0 million of our debt.

Our focus for future periods continues to be the execution of our stated turnaround plan. The principal elements of the plan are to reduce debt, improve Spandex's operations, implement shared services, and reinvigorate innovation. In support of this plan, we implemented our information technology system, SAP, throughout our Ophthalmic Lens Processing segment on November 1, 2003. This enables us to complete the transition of that business to our shared services program. We also implemented SAP in Spandex's Italian distribution business on November 1, 2003.

We believe we are ahead of our plan in achieving the $10.0 million annualized cost reduction target we established one year ago when we launched our shared services initiative. We expect that ultimately we will exceed our cost reduction target from this initiative. However, we recognize that these cost savings have been offset by declines in our revenue and profitability as discussed above.

We cannot provide assurance that the foregoing components of our turnaround plan will yield the results management expects. There are risks involved in implementing the shared services initiative, consolidating warehouses, and developing new products. These measures may raise product costs, delay product production and service delivery, result in strained relations with our employees or customers, or create inefficiencies in the business. Further, they could give rise to unforeseen costs that could wholly, or partially, offset any expected expense reductions or other financial benefits of our plan.

We do not anticipate meaningful improvement in the current economic outlook and demand for our capital equipment products through the balance of fiscal 2004. Given this expectation, our cost reduction initiatives are of critical importance.

RESULTS OF OPERATIONS

Revenues. Consolidated fiscal 2004 revenues were $130.3 million and $259.2 million in the second quarter and first six months, respectively, which represented an increase of $1.5 million and $4.6 million over the prior year comparable periods. Foreign currency translation had the effect of increasing revenues by approximately $8.2 million and $18.3 million in the second quarter and first six months of fiscal 2004, respectively, compared to the comparable periods in fiscal 2003. Adjusting for the effect of foreign currency translation, revenue declines occurred in each of our operating segments as a result of lower capital equipment shipments. Steady levels of aftermarket supplies revenue partially offset these revenue declines in each of the segments.

On a geographic basis, our business volume in the second quarter of fiscal 2004 was higher in all regions, consisting of the United States, European, and Rest of World regions, than in the second quarter of fiscal 2003, and in the first six months of fiscal 2004 was higher in all regions but the U.S. region. Most of the increases occurred in the European region as the result of foreign currency translation. U.S. business volume increased in the second quarter primarily due to higher Apparel and Flexible Materials segment capital equipment shipments. Although encouraged by this apparent change from the previous trend of decreasing U.S. business for this segment, we attribute the increased activity to pent-up demand caused by weakness in the U.S. economy, which seems to be in recovery. U.S. Ophthalmic Lens Processing segment business volume was lower in both of the current year periods because of the absence in fiscal 2004 of equipment shipments to retail and discount eyewear chains that occurred in fiscal 2003.

Gross Profit Margins. Gross profit margin as a percentage of revenue in the second quarter and first six months of fiscal 2004 was 34.4 percent and 34.2 percent, respectively, compared to 35.6 percent and 35.2 percent, respectively, in the prior year comparable periods. The margin decreases were primarily attributable to competitive pricing, lower sales volume, a sales mix favoring lower margin products, and higher pension expense.

Selling, General & Administrative Expenses. Selling, general and administrative, or S,G&A, expenses as a percentage of revenue were 25.1 percent and 25.4 percent in the second quarter and first six months of fiscal 2004 compared to 25.2 percent in both prior year comparable periods.

Adjusting for the effect of foreign currency translation, S,G&A expenses decreased $1.5 million and $2.4 million in the fiscal 2004 second quarter and first six months, respectively, from the prior year comparable periods. The decreases were primarily attributable to cost reductions from shared services, lower legal and professional expenses, and lower incentive compensation expense. Higher current year pension expense and insurance expenses partially offset the effect of these decreases.

Research and Development. Research and development, or R&D, expenses as a percentage of revenue were 4.9 percent in the second quarter and first six months of fiscal 2004 compared to 5.1 percent and 5.0 percent in the prior year comparable periods.

R&D expenses in the fiscal 2004 second quarter and first six months of $6.4 million and $12.6 million, respectively, were essentially the same as in the prior year comparable periods. The steady level of R&D spending despite the current business climate reflects our continuing commitment to new product development.

Restructuring Charges.

Fiscal 2004 Charges. In fiscal 2004, we recorded restructuring charges of $0.5 million. These charges consisted of employee separations and facility consolidation associated with the transition of the Ophthalmic Lens Processing segment's operations to the shared services program and costs to exit an insignificant product line within the Sign Making and Specialty Graphics segment.

The transition of the Ophthalmic Lens Processing segment to our shared services program was completed on November 1, 2003 as part of the our ongoing cost reduction strategy. We expect to realize $0.5 million of cost savings from this plan in the remainder of fiscal 2004 and $1.2 million in fiscal 2005, primarily through decreases in S,G&A expenses. Pre-tax severance charges of $0.2 million were recorded in the second quarter of fiscal 2004 and represent the majority of the expected severance charges related to this action. The employee separations will be completed during the third quarter of fiscal 2004. Additionally, a facility consolidation occurred in the Netherlands during the second quarter of fiscal 2004. Pre-tax facility consolidation costs of $0.1 million primarily reflect the net present value of expected future lease costs at the date we ceased use of a dormant facility.

The Sign Making and Specialty Graphics segment exited a product line during the second quarter of fiscal 2004 to enhance profitability. We expect to realize cost savings from this action of $0.2 million in fiscal 2004 and $0.5 million in fiscal 2005, primarily through decreases in cost of sales and S,G&A expenses. Pre-tax severance charges of $0.2 million were recorded in the second quarter of fiscal 2004 for termination of the employees that supported the product line. The employee separations will be completed during the third quarter of fiscal 2004. During fiscal 2004, we incurred cash outflows related to this plan of $0.2 million, which were funded by cash generated from operations.

Fiscal 2003 Charges. During fiscal 2003, we recorded pre-tax restructuring charges of $1.4 million associated with the implementation of our shared services program between Gerber Technology and Gerber Scientific Products. Additionally, we recorded charges of $0.5 million as restructuring costs to consolidate Sign Making and Specialty Graphics segment warehouses in France and Germany. Charges associated with operating segments were $1.2 million for Apparel and Flexible Materials and $0.7 million for Sign Making and Specialty Graphics. During fiscal 2004, we incurred cash outflows relating to the fiscal 2003 actions of $1.4 million, which were funded by cash generated from operations. As of April 30, 2003, the fiscal 2003 program was completed, although cash payments will continue through fiscal 2006.

In the fiscal 2003 first quarter, we reversed previously established restructuring reserves totaling $0.1 million before income taxes. The reversal of these reserves was recorded in the Consolidated Statement of Operations as restructuring charges, which is where the reserves were originally recorded. See Note 3 to the consolidated financial statements appearing elsewhere in this report and our annual report on Form 10-K filed with the SEC on July 29, 2003 for further discussion of the restructuring charges recorded in previous fiscal years.

Fiscal 2002 Charges. During fiscal 2002, we recorded pre-tax restructuring charges of $5.0 million associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were $1.5 million for Apparel and Flexible Materials, $1.0 million for Sign Making and Specialty Graphics, $0.3 million for Ophthalmic Lens Processing, and $2.2 million for general corporate. The corporate level charges, as well as those of certain operating segments, were incurred as a result of our strategy to pursue a corporate shared services model for our operating units. In fiscal 2004, we incurred cash outflows related to the fiscal 2002 program of $0.7 million, which were funded by cash generated from operations. As of April 30, 2002, the fiscal 2002 program was complete, although cash payments will continue into fiscal 2005.

Other Income (Expense). Other expense of $1.1 million and $2.2 million in the second quarter and first six months of fiscal 2004, respectively, was higher than in the prior year comparable periods primarily because of higher foreign currency transaction losses in the current periods, reflecting weakness of the U.S. dollar. These losses were $1.1 million and $1.5 million in the second quarter and first six months of fiscal 2004, respectively, compared to $0.2 million and $1.1 million in the prior year comparable periods. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another. Also included in the fiscal 2004 first quarter was a loss of approximately $0.3 million resulting from the write-off of deferred debt issuance costs related to the previous credit facility that was in place through May 9, 2003.

Interest Expense. Interest expense increased $1.1 million and $1.9 million in the fiscal 2004 second quarter and first six months, respectively, compared to the prior year periods. The increases were the result of higher interest rates associated with the senior credit facilities entered into on May 9, 2003. The effect of higher rates was partially offset by lower weighted average debt balances in the fiscal 2004 periods.

Income Tax Expense. In the second quarter of fiscal 2004, we recorded a $2.2 million tax benefit, which was the result of the favorable resolution of a prior year foreign tax issue. Adjusting for this benefit, our consolidated tax rate from continuing operations would have been 26.4 percent and 25.9 percent for the fiscal 2004 second quarter and first six months compared to a statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to foreign tax planning strategies.

Discontinued Operations. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc., which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. The majority of the cash proceeds have been collected by us. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by our adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the six-month period ended October 31, 2002.

Net earnings. As a result of the foregoing operating results, net earnings in the fiscal 2004 second quarter and first six months were $2.8 million ($0.12 per diluted share) and $3.1 million ($0.14 per diluted share), respectively, compared to net earnings of $3.1 million ($0.14 per diluted share) and $6.7 million ($0.30 per diluted share), respectively, in the prior year comparable periods. Excluding the income and a gain from discontinued operations in the six-month period ended October 31, 2002, diluted earnings per share for the first six months of fiscal 2003 was $0.24.

Segment Review

Sign Making and Specialty Graphics

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002
Revenue	$71,472	$68,872	$144,313	$135,266
Cost of sales	50,506	48,434	101,803	96,189
Gross margin	20,966	20,438	42,510	39,077
Operating expenses	15,826	14,795	31,829	28,643
Restructuring charges	172	---	172	---
Other income/(expense)	(459)	(212)	(931)	(514)
Segment profit	$ 4,509	$ 5,431	$ 9,578	$ 9,920
	======	======	=======	=======
Gross margin %	29.3%	29.7%	29.5%	28.9%
	======	======	=======	=======

Segment revenue for the second quarter and first six months of fiscal 2004 increased $2.6 million (3.8 percent) and $9.0 million (6.7 percent), respectively, over the corresponding periods in fiscal 2003.  Foreign currency translation had the effect of increasing segment revenue by approximately $6.4 million and $14.2 million in the fiscal 2004 second quarter and first six months, respectively, compared to the prior year comparable periods. Holding foreign currency translation rates constant, the lower segment revenues occurred largely in Europe and resulted from weak economic conditions, competition from inkjet imaging products, and business disruption caused by our re-engineering efforts, particularly in France. Segment revenues in the United States were also affected by competitive pricing pressure from inkjet imaging products.

The transition of sign and specialty graphics production to lower cost imaging systems (including inkjet systems), calendared vinyl materials, and digital media systems is expected to continue. The segment's future performance will depend on its success in addressing the effects of competitive products and technological developments. The re-engineering of the segment's distribution business (Spandex) includes the implementation of our information technology system, or SAP, and warehouse consolidation. Through October 31, 2003, we have implemented SAP in five Spandex locations and have consolidated two warehouses. In some cases, our operating focus has been diverted to these activities, resulting in business disruption. Although management seeks to minimize this disruption as it continues to re-engineer Spandex, there is no assurance that the segment's business will not continue to be adversely affected.

The current year segment profit decreases were generally attributable to the effects of lower sales volume, competitive pricing, higher pension expense, and higher foreign currency transaction losses. These decreases were partially offset by cost reductions associated with our shared services and restructuring initiatives and lower bonus expense.

We exited a product line in this segment during the fiscal 2004 second quarter to enhance profitability. We expect to realize cost savings from this action of $0.2 million in fiscal 2004 and $0.5 million in fiscal 2005, primarily through decreases in cost of sales and S,G&A expenses. Pre-tax severance charges of $0.2 million were recorded in the fiscal 2004 second quarter for the termination of the employees that supported the product line.

Apparel and Flexible Materials

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002
Revenue	$38,378	$37,806	$75,985	$76,484
Cost of sales	20,916	19,736	41,753	40,057
Gross margin	17,462	18,070	34,232	36,427
Operating expenses	13,088	14,251	26,765	28,191
Restructuring charges	---	---	---	(100)
Other income/(expense)	(196)	(107)	(316)	(630)
Segment profit	$ 4,178	$ 3,712	$ 7,151	$ 7,706
	======	======	======	======
Gross margin %	45.5%	47.8%	45.1%	47.6%
	======	======	======	======

Segment revenues for the second quarter and first six months of fiscal 2004 were comparable to the segment revenues in the corresponding periods in fiscal 2003. Foreign currency translation had the effect of increasing segment revenue by approximately $1.5 million and $3.5 million in the fiscal 2004 second quarter and first six months, respectively, compared to the prior corresponding periods. Holding foreign currency translation rates constant, revenue increased in the U.S. region and declined in the European and Rest of World regions. The increase in U.S. business volume in the second quarter of fiscal 2004 was primarily the result of higher multi-ply cutting equipment business. Although encouraged by this apparent change from the previous trend of decreasing business in the U.S. for this segment, we attribute this increase to the pent-up demand caused by the prolonged weakness in the U.S. economy. European revenue continued to be lower than in the prior year comparable periods due to weak economic conditions and the continued apparel production migration to emerging overseas markets. The production migration is accompanied by an automation lag in many of these emerging markets, which, along with economic uncertainty, caused segment revenue shortfalls in the Rest of World region from fiscal 2003 levels. Recent apparel trade quota developments may have the effect of extending this factory automation lag.

Gross margin as a percentage of revenue decreased significantly from the corresponding periods in fiscal 2003. The decrease were primarily attributable to competitive pricing; lower sales volume; unfavorable sales mix favoring lower margin multi-ply cutting equipment products versus higher margin software, service, and single-ply cutting equipment products; and higher pension expense.

Segment profit increased in the fiscal 2004 second quarter over the prior corresponding quarter despite the lower gross margin. The increase was primarily attributable to significant cost reductions associated with our shared services program and lower current year bonus expense. Higher pension expense partially offset the effects of these reductions. These factors also affected segment profit in the first six months of fiscal 2004 compared to the fiscal 2003 six-month period, except that competitive pricing had a greater effect on the current year's first quarter results.

Ophthalmic Lens Processing

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002
Revenue	$20,435	$22,102	$38,944	$42,908
Cost of sales	14,099	14,774	27,094	28,704
Gross margin	6,336	7,328	11,850	14,204
Operating expenses	5,541	5,657	11,044	11,373
Restructuring charges	314	---	314	---
Other income/(expense)	(89)	(45)	(141)	(124)
Segment profit	$ 392	$ 1,626	$ 351	$ 2,707
	======	======	======	======
Gross margin %	31.0%	33.2%	30.4%	33.1%
	======	======	======	======

Segment revenue for the second quarter and first six months of fiscal 2004 decreased $1.7 million (7.5 percent) and $4.0 million (9.2 percent), respectively, from the corresponding periods in fiscal 2003. Foreign currency translation had an insignificant effect on segment operating results in each period. The results of the second quarter and first six months of fiscal 2003 included $2.9 million and $4.8 million, respectively, of automated lens processing equipment sales to large U.S. retail and discount chains that were not repeated, and were not anticipated to be repeated, in fiscal 2004. This fluctuation indicates the segment's dependence on the capital spending of a relatively small number of large retail and discount chain customers.  Excluding these incremental sales, equipment revenue increased over the prior year comparable periods because of increased capital equipment sales to wholesale optical laboratories. Aftermarket consumables sales remained steady. Geographically, most of the revenue declines were in the United States and were caused by last year's incremental sales.

The decreased segment profit in the fiscal 2004 periods was primarily attributable to the lower sales volume and, to a lesser extent, higher materials cost. Restructuring and other charges associated with the November 1, 2003 transition of segment operations to our shared services and information technology system platforms also contributed to the second quarter decrease. The effects of these factors were offset in part by lower bonus expense and by cost reductions associated with the lower sales volume.

As part of our ongoing cost reduction strategy, we completed the transition of segment operations to our shared services program on November 1, 2003. Pre-tax severance charges of $0.2 million were recorded in the second quarter and represent the majority of the expected severance expense related to this action. As part of this plan, this segment's facility in the Netherlands and the related operations were relocated to one of our existing locations. Pre-tax facility consolidation costs of $0.1 million were recorded in the second quarter of fiscal 2004 primarily related to the net present value of expected future lease costs at the date we ceased to use a dormant facility. We expect to realize cost savings from this program of $0.5 million in the remainder of fiscal 2004 and $1.2 million in fiscal 2005, primarily through decreases in S,G&A expenses.

Corporate and Other Expenses

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2003	2002	2003	2002
Operating expenses	$ 4,694	$ 4,230	$ 8,735	$ 8,715
Other income/(expense)	(393)	24	(765)	62
Corporate expenses, net	$ 5,087	$ 4,206	$ 9,500	$ 8,653
	======	======	======	======

Corporate expenses incurred in the second quarter and first six months of fiscal 2004 were higher than in the prior year comparable periods primarily because of higher pension expense. Corporate expenses for the second quarter of fiscal 2004 also included higher expense under our self-insurance programs. These effects were partially offset by lower legal and professional expenses and lower incentive compensation expense.

Other income/(expense) was unfavorable to the prior year in this year's second quarter and first six months because of foreign exchange transaction losses incurred and the write-off in the first quarter of fiscal 2004 of deferred debt issuance costs related to the previous credit facility that was in place through May 9, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Significant factors affecting the management of our liquidity include cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. Our short-term liquidity at October 31, 2003 was adequate for our current cash requirements and we expect that cash on hand, operating cash flow, and borrowings available or expected to be available under our existing credit facilities will be sufficient to meet our anticipated operating cash requirements over the next twelve months. We cannot provide assurance, however, that we will not need to obtain additional financing within this period. We may need new financing if the demand for our products is adversely affected by weak economic conditions, market changes, and delayed product introductions, or if we are unable to complete our ongoing efforts to improve operational efficiencies. Any additional financing we seek may not be available on favorable terms, or at all, and may be dilutive to our shareholders.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	October 31, 2003	April 30, 2003

Cash and cash equivalents	$ 9,680	$ 20,697
Total debt	80,645	85,807
Net debt (total debt less cash and cash equivalents)	70,965	65,110
Shareholders' equity	105,179	94,463
Total capital (net debt plus shareholders' equity)	176,144	159,573
Net debt to total capital	40.3%	40.8%

Cash Flows. Cash used for operating activities was $0.4 million in the first six months of fiscal 2004 compared to cash generated from operating activities of $12.7 million in the fiscal 2003 six-month period. The decrease was the result of lower operating earnings, a tax refund received in fiscal 2003 of approximately $4.0 million, and a reduction in accounts payable and accrued liabilities. Lower accounts payable and accrued liabilities were primarily the result of higher incentive compensation payments (based on fiscal 2003 results) and timing of payments.

Cash used for investing activities was $1.2 million in the first six months of fiscal 2004 compared to cash generated from investing activities of $9.2 million in the fiscal 2003 six-month period. The decrease was the result of the absence in the fiscal 2004 six-month period of proceeds from prior year asset sales of $3.9 million and the sale of a discontinued operation of $6.6 million. This was partially offset by current year proceeds from the sale of a promissory note of $1.0 million. Capital expenditures in the first six months of fiscal 2004 were $1.7 million and are expected to be approximately $5.0 million for the full fiscal year. Funding for these capital expenditures is expected to come from our senior revolving credit facility.

Cash used for financing activities was $10.7 million in the first six months of fiscal 2004 compared to $14.2 million in fiscal 2003. The decrease was the result of lower current year credit facility repayments, which was partially offset by higher payments of debt issuance costs.

Financial Condition. Our ratio of current assets to current liabilities was 1.7 to 1 at October 31, 2003 compared to 1.6 to 1 at April 30, 2003. Net working capital at October 31, 2003 was $67.1 million, which represented an increase of $3.3 million from the beginning of the fiscal year. The increase in working capital was primarily attributable to the reduction in current maturities of long-term debt and accounts payable and accrued expense balances during the first six months of fiscal 2004. These effects were partially offset by the decrease in cash balances.

Credit Facilities. On May 9, 2003, we entered into a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45.0 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (collectively, the "Term Loans"), led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. (the Revolver and Term Loans being collectively referred to as the "Credit Facilities"). The Credit Facilities enabled us to meet our primary objectives by refinancing our debt without shareholder dilution and prepayment penalties after the first year and have provided us with the liquidity and flexibility needed to support our ongoing turnaround efforts. For information about the terms of the Credit Facilities, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

The Credit Facilities require us to satisfy certain financial covenants, including fixed charge coverage ratios, total liabilities to tangible capital base ratios, total funded debt to EBITDA (as defined in the Credit Facilities) leverage ratios, and minimum consolidated EBITDA levels, and impose limitations on our capital expenditures.  Our compliance with these ratios is measured at the end of each of our fiscal quarters.

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of October 31, 2003:

Covenant	Requirement	Actual at October 31, 2003

Minimum EBITDA (rolling four quarters)	$ 29.0 million	$30.0 million
Minimum Fixed Charge Coverage Ratio	1.50 to 1.0	2.72 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	5.30 to 1.0	4.40 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	3.10 to 1.0	2.77 to 1.0

We were in compliance with the financial covenants above under our Credit Facilities at October 31, 2003. Our ability to continue to comply with these covenants will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings anticipated to result from our initiatives described above. Our future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facilities, allowing the lenders to accelerate the repayment of any outstanding borrowings. In the event of any prospective failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders. To obtain such amendments or waivers, we might be required to make financial concessions to the lenders including those that may be dilutive to our existing shareholders.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to our cash obligations or commercial commitments from those disclosed in our annual report on Form 10-K, filed with the SEC on July 29, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. We described the critical accounting policies that require management's most difficult, subjective, or complex judgments in our annual report on Form 10-K, filed with the SEC on July 29, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 for variable interest entities created or acquired after January 31, 2003 did not have an impact on our financial position or results of operations. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period ending after December 15, 2003 in accordance with FASB Staff Position FIN 46-6. We do not believe that the adoption of FIN 46 will have an impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies SFAS No. 133, including the expansion and clarification of scope exceptions, clarifications to the character-based definitions of a derivative instrument, an embedded derivative, and net settlement contracts, and requires additional disclosure in the statements of cash flows associated with a derivative having a significant financing element. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for measuring and classifying certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of SFAS No. 150 must be classified as a liability (or asset). The adoption of SFAS No. 150 did not have an impact on our consolidated financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials we release to the public. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions we currently believe to be valid. Forward-looking statements within this quarterly report can be identified by the use of words such as "believe," "expects" or "expected to," "intends," "foresee," "may" or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report relate to, among other things:

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

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the SEC from time to time. Our annual report on Form 10-K for fiscal 2003, which we filed with the SEC on July 29, 2003, includes important information about risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first six months of fiscal 2004. For a discussion of the Company's exposure to market risk, refer to Note 5 to the consolidated financial statements of the Company appearing elsewhere in this report and to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2003, filed with the SEC on July 29, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act of 2002 require the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, in connection with the Company's periodic reports filed with the SEC, to evaluate the Company's "disclosure controls and procedures" and to disclose their conclusions based on this evaluation.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report was carried out by the Company under the supervision and with the participation of the Company's management, including the CEO and CFO.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to Gerber Scientific, Inc., including its consolidated subsidiaries, required to be included in this report and other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the second fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On September 30, 2003, the Company committed to issue 7,042 shares of common stock to non-employee members of its Board of Directors under its Non-Employee Director's Stock Grant Plan (the "Director's Plan"). These grants were made as partial compensation for the recipients' services as directors in accordance with the terms of the Director's Plan. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On September 18, 2003, the Company held its annual meeting of shareholders.

(c) The following sets forth information regarding each matter voted upon at the annual meeting.  There were 22,083,735 shares of common stock outstanding as of the record date for, and entitled to vote at, the annual meeting. The holders of 84.7% of the shares of common stock entitled to vote at this meeting were present either in person or by proxy.

Proposal 1. The shareholders elected directors to hold office until the annual meeting to be held in the years in the table below with the following votes:

	Serve Until	For	Withheld
Marc T. Giles	2006	15,765,801	2,939,095
William Jerome Vereen	2006	15,506,523	3,198,373
John R. Lord	2006	16,317,473	2,387,423
Randall D. Ledford	2005	16,327,224	2,377,672
Edward G. Jepsen	2004	15,843,637	2,861,259

The terms of office of the other directors, consisting of A. Robert Towbin, David J. Logan, Carole F. St. Mark, George M. Gentile, David J. Gerber, and Donald P. Aiken, continued after the meeting.

Proposal 2. The shareholders voted to approve the Gerber Scientific, Inc. 2003 Employee Stock Option Plan. The votes on this were as follows:

Shares For:	12,931,751
Shares Against:	4,520,513
Shares Abstained:	1,252,629

Proposal 3. The shareholders voted to approve the Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan. The votes on this matter were as follows:

Shares For:	13,830,781
Shares Against:	3,611,715
Shares Abstained:	1,262,397

Proposal 4. The shareholders voted on a proposal presented by a shareholder requesting the Board of Directors to take necessary steps to declassify the Board. The votes on this proposal were as follows:

Shares For:	10,718,570
Shares Against:	4,795,878
Shares Abstained:	106,486

ITEM 5. OTHER INFORMATION

As previously announced on November 25, 2003, upon recommendation of the Nominating and Governance Committee, the Board of Directors unanimously voted to recommend to shareholders for a vote at the Company's 2004 annual meeting of shareholders, charter and bylaw amendments to eliminate the Board's classified structure. If this recommendation should be adopted by at least 80% of the outstanding shares entitled to vote at the Company's 2004 annual meeting, all directors would stand for election or re-election each year beginning at the Company's 2005 annual meeting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

See the Exhibit Index following the Signature page of this quarterly report.

(b)     Reports on Form 8-K

On August 28, 2003, the Company filed a Report on Form 8-K in which it furnished, under Item 12 of the Form, a press release reporting the Company's operating results for its first quarter of fiscal 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gerber Scientific, Inc.
(Registrant)

Date: December 11, 2003	By:	/s/ Shawn M. Harrington
Shawn M. Harrington
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Index Number

10.1

Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Appendix B to the Company's Proxy Statement filed on August 8, 2003, as amended on August 18, 2003, in connection with the Annual Meeting of Shareholders held September 18, 2003).

10.2

Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan (incorporated herein by reference to Appendix C to the Company's Proxy Statement filed on August 8, 2003, as amended on August 18, 2003, in connection with the Annual Meeting of Shareholders held September 18, 2003).

10.3	Letter Agreement dated as of September 22, 2003 between the Company and William V. Grickis, Jr.
15	Letter regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.
99	Supplemental segment information.