Form 10-Q
period 2004-01-31
GERBER SCIENTIFIC INC
filed 2004-03-15
CIK 41133

__________________________________________________________ SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

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

Yes /X/. No / /.

At February 29, 2004, 22,212,593 shares of common stock of the registrant were outstanding.

GERBER SCIENTIFIC, INC.
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended January 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,

In thousands, except per share data	2004	2003
Revenue:
Product sales	$ 104,518	$ 108,679
Service sales	16,372	13,324
	120,890	122,003
Costs and Expenses:
Cost of products sold	70,631	72,581
Cost of services sold	9,606	7,351
Selling, general and administrative	30,547	31,864
Research and development	6,021	6,707
Restructuring charges (Note 3)	1,996	(182)
	118,801	118,321
Operating income	2,089	3,682

Other expense	(1,355)	(133)
Interest expense	(3,013)	(1,977)

Earnings (loss) before income taxes	(2,279)	1,572
Provision (benefit) for income taxes	(1,134)	100
Net earnings (loss)	$ (1,145)	$ 1,472
	=======	=======

Earnings (loss) per share of common stock:
Basic	$ (.05)	$ .07
Diluted	(.05)	.07

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,205	22,154
Diluted	22,205	22,270

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Nine Months Ended January 31,
In thousands, except per share data	2004	2003
Revenue:
Product sales	$ 334,954	$ 335,775
Service sales	45,178	40,886
	380,132	376,661
Costs and Expenses:
Cost of products sold	225,967	223,194
Cost of services sold	24,920	21,688
Selling, general and administrative	96,294	95,994
Research and development	18,647	19,499
Restructuring charges (Note 3)	2,482	(282)
	368,310	360,093
Operating income	11,822	16,568

Other expense	(3,508)	(1,339)
Interest expense	(9,328)	(6,354)

Earnings (loss) from continuing operations before income taxes	(1,014)	8,875
Provision (benefit) for income taxes	(2,994)	2,064
Earnings from continuing operations	1,980	6,811
Discontinued operations (Note 9):
Income from operations of disposed business, net of taxes of $92 in fiscal 2003	---	172
Gain on sale of disposed business, net of taxes of $2,244 in fiscal 2003	---	1,222
Net earnings	$ 1,980	$ 8,205
	=======	=======
Earnings per share of common stock:
Basic:
Earnings from continuing operations	$ .09	$ .31
Discontinued operations	---	.06
Net earnings	$ .09	$ .37
	=======	=======
Diluted:
Earnings from continuing operations	$ .09	$ .31
Discontinued operations	---	.06
Net earnings	$ .09	$ .37
	=======	=======
Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,190	22,134
Diluted	22,378	22,144

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)
In thousands, except share data	January 31, 2004	April 30, 2003
Assets:
Current Assets:
Cash and cash equivalents	$ 7,224	$ 20,697
Accounts receivable, net of allowance for doubtful accounts of $8,392 and $7,277, respectively	87,920	89,657
Inventories	54,703	51,982
Deferred income taxes	3,740	5,300
Prepaid expenses and other current assets	8,319	8,327
	161,906	175,963
Property, Plant and Equipment	127,134	122,674
Less accumulated depreciation	82,039	75,309
	45,095	47,365
Intangible Assets:
Goodwill	51,847	48,912
Prepaid pension cost	5,226	8,483
Patents and other intangible assets, net of accumulated amortization	6,241	6,777
	63,314	64,172
Deferred Income Taxes	19,301	14,855
Other Assets	8,434	4,336
	$ 298,050	$ 306,691
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Current maturities of long-term debt	$ 7,611	$ 14,807
Accounts payable	38,905	45,024
Accrued compensation and benefits	14,208	23,167
Other accrued liabilities	20,604	18,202
Deferred revenue	12,388	10,000
Advances on sales contracts	2,242	945
	95,958	112,145

Noncurrent Liabilities:
Accrued pension benefit liability	17,750	23,549
Other liabilities	5,666	5,534
Long-term debt	62,210	71,000
	85,626	100,083

Contingencies and Commitments (Note 10)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,935,638 and 22,908,180 shares, respectively	22,936	22,908
Paid-in capital	43,519	43,703
Retained earnings	69,892	67,912
Treasury stock, at cost (723,045 and 745,184 shares, respectively)	(14,868)	(15,323)
Unamortized value of restricted stock grants	(114)	(211)
Accumulated other comprehensive loss	(4,899)	(24,526)
	116,466	94,463
	$ 298,050	$ 306,691
	=======	=======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,

In thousands	2004	2003
Cash Provided by (Used for):
Operating Activities:
Net earnings	$ 1,980	$ 8,205
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,803	9,814
Restructuring charges	2,482	(282)
Gain on sale of disposed business, net of taxes	---	(1,222)
Deferred income taxes	(6,129)	(477)
Other non-cash items	2,111	933
Changes in operating accounts:
Receivables	6,899	5,571
Inventories	1,027	2,873
Prepaid expenses	1,029	2,484
Accounts payable and accrued expenses	(9,644)	(9,427)
Provided by Operating Activities:	8,558	18,472
Investing Activities:
Additions to property, plant and equipment	(3,056)	(1,827)
Intangible and other assets	(864)	(818)
Proceeds from sales of assets	---	3,937
Proceeds from sale of disposed business	---	6,595
Proceeds from settlement of promissory note	994	---
Provided by (Used for) Investing Activities:	(2,926)	7,887
Financing Activities:
Borrowings under term loans	65,000	3,000
Repayments of borrowings under term loans	(88,596)	(28,999)
Net change in revolver	7,611	---
Net short-term financing	---	(254)
Debt issue costs	(5,604)	(1,246)
Exercise of stock options	114	---
Other common stock activity	(5)	38
(Used for) Financing Activities:	(21,480)	(27,461)

Effect of exchange rate changes on cash	2,375	1,765

Increase (Decrease) in Cash and Cash Equivalents	(13,473)	663
Cash and Cash Equivalents, Beginning of Period	20,697	16,220
Cash and Cash Equivalents, End of Period	$ 7,224	$ 16,883
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC on July 29, 2003. The balance sheet at April 30, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to the prior period amounts to conform with the current year presentation.

NOTE 2. Inventories

The classification of inventories was as follows (in thousands):

	January 31, 2004	April 30, 2003
Raw materials and aftermarket parts	$ 42,340	$ 40,914
Work in process	1,211	1,859
Finished goods	11,152	9,209
	$ 54,703	$ 51,982
	======	======

NOTE 3. Restructuring Charges

In fiscal 2004, 2003 and 2002, the Company recorded restructuring charges consisting of employee separation and facility consolidation costs associated with ongoing efforts to reduce costs. For further information on the fiscal 2003 and 2002 charges, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2003, filed with the SEC on July 29, 2003.

In fiscal 2004, the Company recorded restructuring charges of $2.5 million. The Sign Making and Specialty Graphics segment incurred $2.1 million of these charges and the Ophthalmic Lens Processing segment incurred $0.4 million.

The Sign Making and Specialty Graphics segment charges consisted of a third quarter charge associated with a facility consolidation and a second quarter charge for employee separation costs related to an insignificant product line that was exited. The Ophthalmic Lens Processing segment's charges consisted of employee separation costs associated with the transition of segment operations to the shared services program and costs associated with a facility consolidation. Both segments' employee separations were completed during the third quarter of fiscal 2004.

The following table displays a roll forward of the accruals established during fiscal 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Fiscal 2004 charge	$ 179	$ 1,959	$ 2,138
Utilization	(179)	(51)	(230)
Ending balance at January 31, 2004	---	1,908	1,908

Ophthalmic Lens Processing
Fiscal 2004 charge	210	145	355
Utilization	(144)	(7)	(151)
Ending balance at January 31, 2004	66	138	204

	$ 66	$ 2,046	$ 2,112
	======	======	======

Of the remaining balance at January 31, 2004, $0.3 million is expected to be paid in fiscal 2004, $0.4 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million both in fiscal 2007 and 2008, and $1.0 million thereafter.

Fiscal Year 2003 Restructuring Update

The following table displays a roll forward of the accruals established in fiscal 2003 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Balance at April 30, 2003	$ 666	$ ---	$ 666
Utilization	(666)	---	(666)
Ending balance at January 31, 2004	---	---	---

Apparel and Flexible Materials
Balance at April 30, 2003	602	401	1,003
Utilization	(602)	(136)	(738)
Ending balance at January 31, 2004	---	265	265

	$ ---	$ 265	$ 265
	======	======	======

Of the remaining balance at January 31, 2004, $0.1 million is expected to be paid in fiscal 2004, $0.1 million in fiscal 2005, and $0.1 million in fiscal 2006.

Fiscal Year 2002 Restructuring Update

As of April 30, 2003, accruals of approximately $1.0 million for severance costs remained, all of which represented severance and other amounts payable to a former Chief Executive Officer. In the three and nine months ended January 31, 2004, cash payments of approximately $0.1 million and $0.8 million, respectively, were charged against this accrual. The balance of $0.2 million at January 31, 2004 is expected to be paid in fiscal 2005.

NOTE 4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of January 31, 2004		As of April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 9,743	$ 3,761	$ 10,300	$ 3,886
Other	939	680	1,073	710
	10,682	4,441	11,373	4,596
Unamortized intangible assets:
Goodwill	51,847	---	48,912	---
Prepaid pension cost	5,226	---	8,483	---
	57,073	---	57,395	---
	$ 67,755	$ 4,441	$ 68,768	$ 4,596
	======	======	======	=====

Intangible amortization expense was $0.2 million and $0.7 million for the three and nine months ended January 31, 2004, respectively, and was $0.2 million and $0.9 million for the three and nine months ended January 31, 2003, respectively. Intangible amortization expense is estimated to be approximately $0.9 million for fiscal 2004 and approximately $0.7 million for fiscal 2005 and approximately $0.6 million annually for fiscal 2006 through 2009.

The following table displays the changes in the carrying amount of goodwill by operating segment for the nine months ended January 31, 2004 (in thousands):

	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2003	$ 19,276	$ 12,640	$ 16,996	$ 48,912
Effects of foreign currency translation	2,594	341	---	2,935
Balance as of January 31, 2004	$ 21,870	$ 12,981	$ 16,996	$ 51,847
	======	======	======	======

During the nine months ended January 31, 2004, the Company reviewed its goodwill for impairment. Based on this review, the Company was not required to record any goodwill impairment.

NOTE 5. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates because of its global presence and international sales and purchase activities. These foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company uses forward exchange contracts. These contracts are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts are major international commercial banks. The Company does not anticipate non-performance by the counterparties.

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

As of January 31, 2004, the Company was party to approximately $14.5 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 9 months. The fair value of the contracts outstanding at January 31, 2004 was a $1.8 million liability.

For the nine months ended January 31, 2004, the Company recognized in earnings realized losses of $0.2 million related to the ineffectiveness of settled hedges. Also, as of January 31, 2004, the Company reclassified into earnings an unrealized loss of $0.2 million as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur.

Year to Date Activity

The changes in shareholders' equity associated with hedging activity for the nine months ended January 31, 2004 and 2003 were as follows:

	Nine Months Ended January 31,

(in thousands)	2004	2003
Balance -- May 1, 2003 and 2002	$ (1,420)	$ (669)
Cash flow hedging loss	(1,585)	(3,108)
Net loss reclassified to income statement	1,990	2,029
Balance -- January 31, 2004 and 2003	$ (1,015)	$ (1,748)
	======	======

All of the amount recorded in shareholders' equity at January 31, 2004 is expected to be reclassified into earnings over the next twelve months.

NOTE 6. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three and nine months ended January 31, 2004 and 2003 are shown in the following tables.

	Three Months Ended January 31,		Nine Months Ended January 31,

In thousands	2004	2003	2004	2003

Segment revenue:
Sign Making and Specialty Graphics	$ 61,291	$ 63,019	$ 205,604	$ 198,285
Apparel and Flexible Materials	40,829	37,281	116,814	113,765
Ophthalmic Lens Processing	18,770	21,703	57,714	64,611
	$120,890	$122,003	$ 380,132	$ 376,661
	======	======	======	======

Segment profit (loss):
Sign Making and Specialty Graphics	$ (2,306)	$ 3,224	$ 7,272	$ 13,144
Apparel and Flexible Materials	5,832	3,238	12,983	10,944
Ophthalmic Lens Processing	364	1,245	715	3,952
	$ 3,890	$ 7,707	$ 20,970	$ 28,040
	======	======	======	======

A reconciliation of total segment profit to consolidated income (loss) from continuing operations before income taxes follows:
	Three Months Ended January 31,		Nine Months Ended January 31,

In thousands	2004	2003	2004	2003

Segment profit	$ 3,890	$ 7,707	$ 20,970	$ 28,040
Corporate expenses, net of other income/ (expense)	(3,156)	(4,158)	(12,656)	(12,811)
Earnings from continuing operations before interest and taxes	734	3,549	8,314	15,229
Interest expense	(3,013)	(1,977)	(9,328)	(6,354)
Earnings (loss) from continuing operations before income taxes	$ (2,279)	$ 1,572	$ (1,014)	$ 8,875
	======	======	======	======

Segment profit for the three months ended January 31, 2004 included restructuring charges of $2.0 million, which were primarily incurred by the Sign Making and Specialty Graphics operating segment. Segment profit for the nine months ended January 31, 2004 included restructuring charges of $2.5 million. Of this amount, $2.1 million was incurred by the Sign Making and Specialty Graphics operating segment and the majority of the remainder of $0.4 million was incurred by the Ophthalmic Lens Processing operating segment.

Segment profit for the three and nine months ended January 31, 2003 included reversals of previously established restructuring reserves of $0.2 million and $0.3 million, respectively, relating to the Apparel and Flexible Materials operating segment.

There were no material changes in segment assets, the measure of segment profit, or differences in the basis of segmentation since the Company's last annual report on Form 10-K, filed with the SEC on July 29, 2003.

NOTE 7. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,

In thousands	2004	2003	2004	2003
Net earnings (loss)	$ (1,145)	$ 1,472	$ 1,980	$ 8,205
Other comprehensive income:
Foreign currency translation adjustments	7,709	5,978	14,389	12,868
Minimum pension liability, net	4,833	---	4,833	---
Cash flow hedging gain (loss), net	(201)	(83)	405	(1,079)
Total comprehensive income	$ 11,196	$ 7,367	$ 21,607	$ 19,994
	======	=====	======	======

NOTE 8. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,

In thousands, except per share amounts	2004	2003	2004	2003
Numerator:
Earnings (loss) from continuing operations	$ (1,145)	$ 1,472	$ 1,980	$ 6,811
Discontinued operations:
Income from operations of disposed business, net of tax	---	---	---	172
Gain on sale of disposed business, net of tax	---	---	---	1,222
Net earnings (loss)	$ (1,145)	$ 1,472	$ 1,980	$ 8,205
	=====	=====	=====	=====
Denominators:
Denominator for basic earnings (loss) per share--weighted-average shares outstanding	22,205	22,154	22,190	22,134
Effect of dilutive securities:
Stock options	---	116	188	10
Denominator for diluted earnings (loss) per share--adjusted weighted-average shares outstanding	22,205	22,270	22,378	22,144
	=====	=====	=====	=====
Basic earnings (loss) per share from continuing operations	$ (.05)	$ .07	$ .09	$ .31
Discontinued operations	---	---	---	.06
Basic earnings (loss) per share	$ (.05)	$ .07	$ .09	$ .37
	=====	=====	=====	=====
Diluted earnings (loss) per share from continuing operations	$ (.05)	$ .07	$ .09	$ .31
Discontinued operations	---	---	---	.06
Diluted earnings (loss) per share	$ (.05)	$ .07	$ .09	$ .37
	=====	=====	=====	=====

For the three and nine months ended January 31, 2004, 3.3 million and 2.7 million stock options, respectively, were excluded from the calculation of diluted earnings (loss) per share because their impact would have been antidilutive. Of these amounts, 2.3 million and 2.4 million stock options, respectively, were excluded because the exercise price of the stock options exceeded the average market price of the Company's common stock and the remainder were excluded because the Company reported a loss from continuing operations in the three months ended January 31, 2004.

For the three and nine months ended January 31, 2003, 3.3 million and 3.4 million stock options, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock and, therefore, would have been antidilutive.

NOTE 9. Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. (Stereo Optical), which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments, the majority of which has been collected. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the nine months ended January 31, 2003.

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

Claims Which May Be Asserted Under the Company's 401(k) Plan

In prior periods, the Company disclosed that it may have had a contingent liability for potential rescissory and other damages under the Securities Act of 1933 (the "Securities Act") and the Employee Retirement Income Security Act of 1974 ("ERISA") payable to the Company's employees participating in the Gerber Scientific, Inc. and participating Subsidiaries 401(k) Maximum Advantage Program and Trust (the "Plan"). This contingent liability was attributable to the purchase of shares of the Company's common stock under the Plan in excess of the number of shares registered by the Company with the Securities and Exchange Commission. In the fourth quarter of fiscal 2004, the Company concluded, based on the advice of legal counsel, that it does not have a contingent liability under either the Securities Act or ERISA.

Product Liability Litigation

The Company is the defendant in a legal claim alleging that one of its machines caused a fire on the claimant's premises. The Company believes that it has substantial legal defense; however, there is no assurance that the Company will be successful in asserting defense against this claim.  As of January 31, 2004, the potential exposure for an unfavorable outcome is estimated to range from $0 to $0.5 million. The consolidated financial statements do not include an accrual for this contingency because the Company does not believe that an unfavorable settlement is probable.

Other

The Company currently has other lawsuits, as well as claims and government proceedings, pending. Management believes that the ultimate resolution of these other lawsuits, claims, and proceedings will not have a material effect on the Company's consolidated financial condition, results of operations, liquidity, or competitive position.

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

The changes in the carrying amount of product warranties for the nine months ended January 31, 2004, are as follows:

In thousands
Beginning balance, May 1, 2003	$ 4,372
Reductions for payments made	(4,125)
Changes in accruals related to warranties issued in the current period	4,529
Ending balance, January 31, 2004	$ 4,776
=====

NOTE 12.   Stock Option Plans

The Company has stock option plans authorizing grants to employees and officers. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. No stock-based compensation cost related to stock options is reflected in net earnings (loss) because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands, except per share amounts	2004	2003	2004	2003
Net earnings (loss), as reported	$(1,145)	$ 1,472	$ 1,980	$ 8,205
Less: Total stock-based employee com- pensation expense determined under Black-Scholes option pricing model, net of tax effects	(233)	(620)	(888)	(2,001)
Pro forma net earnings (loss)	$(1,378)	$ 852	$ 1,092	$ 6,204
	=====	=====	=====	=====
Earnings (loss) per share
Basic, as reported	$ (.05)	$ .07	$ .09	$ .37
Basic, pro forma	(.06)	.04	.05	.28

Diluted, as reported	$ (.05)	$ .07	$ .09	$ .37
Diluted, pro forma	(.06)	.04	.05	.28

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

Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Fleet National Bank's base rate. The initial applicable margin for borrowings under the Revolver was 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities.

Under the Revolver, the Company is required to pay a commitment fee on the difference between the total committed amount of the facility and the amount borrowed by the Company. The initial commitment fee is 0.50 percent per year. The commitment fee is subject to adjustment based on the relationship of the Company's total funded debt to EBITDA.

The Company is required to maintain certain financial covenants set forth in the agreement including certain fixed charge coverage ratios, total liabilities to tangible capital base ratios, and consolidated EBITDA, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations. At January 31, 2004 the Company was in compliance with these covenants.

The Revolver agreement requires the Company to maintain a lock-box arrangement with Fleet National Bank whereby amounts received into the lock-boxes are applied to reduce the Revolver debt outstanding. The Revolver agreement also contains certain subjective acceleration clauses in the event of a material adverse event. EITF No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires the Company to classify outstanding borrowings under the Revolver as short-term obligations because of the existence of both a lock-box arrangement and subjective acceleration clauses.

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

The Company is required to maintain certain financial covenants as set forth in the agreement including certain leverage ratios, fixed charge coverage ratios, and consolidated EBITDA levels, as well as limitations on capital expenditures. The agreement also includes limitations on additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, transactions with affiliates, legal entity changes, and other customary covenants and representations. At January 31, 2004, the Company was in compliance with these covenants.

The weighted average interest rates of the Credit Facilities for the three- and nine-month periods ended January 31, 2004 were 14.3 percent and 13.6 percent, respectively.

NOTE 14. Pension Plans

The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan, covering substantially all employees in the United States. The Company also maintains a non-qualified supplemental pension plan for employees in the United States that provides for pension benefits earned under the Company's primary pension plan formula, payment of which is limited by income tax regulations.

During the three months ended January 31, 2004, the Company effected an amendment that impacts both plans' benefit calculations and limits participation to employees who join the Company prior to May 1, 2004. The amendment triggered a measurement of pension costs at December 31, 2003 using current measurements of both plan assets and obligations. The recent improvement in the performance of the U.S. financial markets improved the funded status of the plans and the effect of the amendment reduced the plans' obligations. The impact of the measurement was included in the consolidated financial statements for the three months ended January 31, 2004, in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The weighted-average assumptions used for the April 30, 2003 measurement remained unchanged for the December 31, 2003 measurement.

Related balance sheet amounts were as follows (in thousands):

	January 31, 2004	April 30, 2003
Prepaid benefit cost/intangible asset	$ 5,226	$ 8,483
Accrued benefit liability	(17,750)	(23,549)
Accumulated other comprehensive income	15,662	23,488
Prepaid pension cost	$ 3,138	$ 8,422
	======	======

NOTE 15. Income Taxes

In the fiscal 2004 third quarter, the Company recorded a $0.7 million tax benefit because of a change in the tax law in a foreign jurisdiction, which allowed it to reduce the valuation allowance on certain net operating losses. In the fiscal 2004 second quarter, the Company recorded a $2.2 million tax benefit, which was the result of the favorable resolution of a prior year foreign tax issue.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES

With respect to the unaudited consolidated financial statements of Gerber Scientific, Inc. and subsidiaries at January 31, 2004 and for the three- and nine-month periods ended January 31, 2004 and 2003, KPMG LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report dated March 8, 2004 appearing on page 20. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of January 31, 2004, the related consolidated statements of operations for the three- and nine-month periods ended January 31, 2004 and 2003, and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2003, and the related consolidated statements of operations, changes to shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
March 8, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company for the three- and nine-month periods ended January 31, 2004 and 2003 and related notes to the Consolidated Financial Statements included elsewhere herein.

OVERVIEW

Gerber's operating results for the fiscal 2004 third quarter and first nine months continued to reflect lower overall business volume compared with prior year periods. Adjusting for the favorable effect of foreign currency translation, consolidated revenue was $10.8 million and $24.5 million lower in the fiscal 2004 third quarter and first nine months, respectively, than the comparable prior year periods. The operating results of each of our operating segments were lower in the first nine months of the current fiscal year compared with the prior fiscal year because of weak economic conditions, competition from ink jet imaging products, prior year sales to large ophthalmic market customers that did not repeat this year, and our business re-engineering efforts. These factors continued to adversely affect our Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments in the third quarter.

An important offset to the lower third quarter business volume was increased business in our Apparel and Flexible Materials segment, both compared with this year's second quarter and last year's third quarter. Third quarter new order entry levels in this segment were the highest in the last eleven quarters and the business mix favored both higher margin products and U.S. markets. New order levels in this segment have historically been a leading indicator of our overall business volume.

We continued execution of our shared services restructuring and Spandex re-engineering initiatives in the third quarter. These initiatives resulted in $1.1 million of Spandex asset write-downs and a $2.0 million restructuring charge associated with a facility we vacated. These costs and charges were incurred by the Sign Making and Specialty Graphics segment. We also experienced lower business volume and incremental costs in our Ophthalmic Lens Processing segment associated with the November 1, 2003 transition of that segment's operations to our enterprise resource planning (SAP) and shared services platforms.

Our focus on cost reduction has been a top priority and we made substantial progress in achieving our goals. The implementation of the shared services initiative, plan design changes to employee pension and medical programs, and discretionary spending control made significant contributions to our operating results. The benefit of operating leverage was clearly reflected in our Apparel and Flexible Materials segment's third quarter results--the increased business volume contributed to a 14.3 percent segment margin compared with 10.9 percent in this year's second quarter and 8.7 percent in last year's third quarter. We anticipate that each of our segments will benefit from operating leverage as market conditions improve. However, the effect of the overall lower business volume on operating income more than offset the benefits of our cost reduction efforts for both the three and nine months ended January 31, 2004.

Our financial condition continued to improve in the fiscal 2004 third quarter. We reduced our debt by $10.8 million to $69.8 million and generated $8.9 million of operating cash flow. Our net debt to total capital ratio of 35.0 percent at January 31, 2004 was the lowest it has been since we acquired Spandex in fiscal 1998 (net debt is defined as total debt less cash and cash equivalents and capital is defined as net debt plus shareholders' equity). Approximately $7.5 million of the debt we repaid in the fiscal 2004 third quarter was our higher-cost term debt, and we plan to exceed this debt repayment amount in the fiscal 2004 fourth quarter. Debt reduction remains our highest priority.

We cannot provide assurance that the components of our turnaround plan will yield the results management expects. There are risks involved in implementing the shared services initiative, consolidating warehouses, and developing new products. These measures may raise product costs, delay product production and service delivery, result in strained relations with our employees or customers, or create inefficiencies in the business. Further, they could give rise to unforeseen costs that could wholly, or partially, offset any expected expense reductions or other financial benefits of our plan.

While there are signs that the current economic outlook is improving, we do not anticipate significant increases in demand for our capital equipment products through the balance of fiscal 2004. Given this expectation, our cost reduction initiatives are of critical importance.

RESULTS OF OPERATIONS

Revenue. Consolidated fiscal 2004 revenue was $120.9 million and $380.1 million in the third quarter and first nine months, respectively, compared with $122.0 million and $376.7 million in the prior year comparable periods. Foreign currency translation had the effect of increasing revenue by approximately $9.7 million and $28.0 million in the third quarter and first nine months of fiscal 2004, respectively, compared with the same periods in fiscal 2003. Adjusting for the effect of foreign currency translation, revenue declines occurred in each of our operating segments in the first nine months of fiscal 2004, which was primarily the result of lower capital equipment shipments. Steady levels of aftermarket supplies revenue helped mitigate the capital equipment sales declines. Currency adjusted revenue for our Apparel and Flexible Materials was higher in the third quarter of fiscal 2004 than in the comparable year prior period, but was lower in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during the third quarter and first nine months of fiscal 2004 compared to the same periods of fiscal 2003:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Equipment revenue	32%	37%	31%	35%
Aftermarket supplies and service revenue	68%	63%	69%	65%

On a geographic basis and adjusted for foreign currency translation, our business volume in the fiscal 2004 third quarter and first nine months was lower in all regions, consisting of the U.S., European, and Rest of World regions, than in the prior year comparable periods.

In the U.S. region, there was continued weakness in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. While overall economic conditions in the U.S. seem to be improving, the transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems) and competition from ink jet systems suppressed capital equipment sales of our Sign Making and Specialty Graphics equipment. U.S. Ophthalmic Lens Processing segment business volume was lower in both of the current year periods because of the absence in fiscal 2004 of incremental equipment shipments to retail and discount eyewear chains that occurred in fiscal 2003. These decreases were partially offset by higher business volume in our Apparel and Flexible Materials segment, where increased U.S. demand resulted in higher capital equipment shipments.

European business volume continued to be weak, especially in the Sign Making and Specialty Graphics segment. The factors affecting this segment's U.S. sales, generally weak economic conditions, business disruption caused by the allocation of management resources to our re-engineering efforts in France and Italy, and the discontinuation of a product line contributed to the weakness.

The lower business volume in the Rest of World markets was largely the result of lower Apparel and Flexible Materials segment volume. Recent trade quota developments have created uncertainty that has exacerbated the existing automation lag in many of these emerging markets.

Gross Profit Margins. Gross profit as a percentage of revenue in the third quarter and first nine months of fiscal 2004 was 33.6 percent and 34.0 percent, respectively, compared with 34.5 percent and 35.0 percent, respectively, in the prior year comparable periods. The margin decreases were primarily attributable to lower sales volume, competitive pricing, and a sales mix favoring lower margin products. Costs associated with shared services restructuring and re-engineering initiatives in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments in the fiscal 2004 third quarter and higher pension expense (which had a greater impact in the first nine months than in the third quarter) also negatively affect gross profit margin. The higher pension expense was mitigated by the effect of an amendment to our defined benefit pension plans, which is discussed under "Liquidity and Capital Resources." The reduction in gross margin also reflected the effects of an improved classification of service costs in the Ophthalmic Lens Processing segment that were previously included in selling, general, and administrative expenses. This improved classification was the result of the transition of that segment's operations to our SAP platform on November 1, 2003 and had no impact on operating income. These negative factors were partially offset by cost reductions implemented during fiscal years 2004 and 2003.

Selling, General & Administrative Expenses. Selling, general and administrative, or S,G&A, expenses as a percentage of revenue were 25.3 percent in the fiscal 2004 third quarter and first nine months compared with 26.1 percent and 25.5 percent in the prior year comparable periods.

Adjusting for the effect of foreign currency translation, S,G&A expenses decreased $3.7 million and $6.1 million in the fiscal 2004 third quarter and first nine months, respectively, from the prior year comparable periods. The decreases were primarily attributable to cost reduction initiatives implemented during fiscal years 2004 and 2003, lower incentive compensation expense, lower legal and professional expenses, and the classification of service costs in the Ophthalmic Lens Processing segment noted earlier. Higher current year pension, bad debt, and insurance expenses partially offset the effect of these decreases. The higher pension expense was mitigated by the effect of an amendment to our pension plans, which is discussed under "Liquidity and Capital Resources."

Research and Development. Research and development, or R&D, expenses as a percentage of revenue were 5.0 percent and 4.9 percent in the third quarter and first nine months of fiscal 2004 compared with 5.5 percent and 5.2 percent in the prior year comparable periods.

R&D expenses in the fiscal 2004 third quarter and first nine months of $6.0 million and $18.6 million, respectively, were lower than the prior year comparable periods. This decrease occurred largely in the Sign Making and Specialty Graphics segment and resulted from higher expenses last year relating to the development of equipment used in the packaging and printing market and lower compensation costs in the current year resulting from headcount reductions made as part of our efforts to reduce discretionary spending. We remain committed to new product development despite the current business climate.

Restructuring Charges.

Fiscal 2004 Charges. In fiscal 2004, we recorded restructuring charges of $2.5 million. These charges consisted primarily of the net present value of expected future lease costs of $2.0 million expensed during the third quarter when we ceased to use a facility within the Sign Making and Specialty Graphics segment because of a facility consolidation. The charges also consisted of $0.3 million of employee separations and other facility consolidation charges associated with the transition of the Ophthalmic Lens Processing segment's operations to the shared services program and $0.2 million of costs to exit a product line within the Sign Making and Specialty Graphics segment, both of which were primarily incurred in the second quarter.

During the fiscal 2004 third quarter, we relocated certain manufacturing processes in accordance with the facility consolidation plans of our shared services initiative within the U.S., which resulted in a dormant leased facility. We anticipate locating a sub-lessee for this facility. The third quarter charge represented the present value of expected future lease costs over the remaining life of the lease, reduced by anticipated sub-lease income. If the estimated amount or timing of the sub-lease varies from our original estimate, the difference will be realized within restructuring expense. We expect to realize $0.5 million of cost savings in fiscal 2005 and approximately $0.2 million annually thereafter over the life of the lease, primarily through decreased S,G&A expenses. Additionally, we anticipate cash flow savings of $0.3 million in fiscal 2005 and of $0.6 million annually thereafter over the life of the lease.

We anticipate incurring additional restructuring expense in the future as we continue to implement facility consolidation plans of our shared services initiative. Restructuring charges of $0.8 to $0.9 million will likely occur either during the fiscal 2004 fourth quarter or in fiscal 2005 related to the net present value of expected future lease costs on the cease use date of a facility within our Ophthalmic Lens Processing segment.

The transition of the Ophthalmic Lens Processing segment to our shared services program was completed on November 1, 2003 as part of our ongoing cost reduction strategy. We expect to realize cost savings of $0.5 million from this plan in fiscal 2004 and $1.2 million in fiscal 2005 and thereafter, primarily through decreases in S,G&A expenses. Additionally, we anticipate cash flow savings of $0.4 million in fiscal 2004, $1.1 million in fiscal 2005 and 2006, and $1.2 million thereafter. Pre-tax severance charges of $0.2 million were recorded in the fiscal 2004 second quarter and represent the majority of the expected severance charges related to this action. The employee separations were completed during the third quarter of fiscal 2004. Additionally, a facility consolidation occurred in the Netherlands during the fiscal 2004 second quarter in accordance with our shared services program. Pre-tax facility consolidation costs of $0.1 million primarily consisted of the net present value of expected future lease costs at the date we ceased use of a dormant facility.

We exited a product in the Sign Making and Specialty Graphics segment during the fiscal 2004 second quarter to enhance profitability. We expect to realize cost and cash flow savings from this action of $0.2 million in fiscal 2004 and $0.5 million in fiscal 2005, primarily through decreases in cost of sales and S,G&A expenses. Pre-tax severance charges of $0.2 million were recorded in the fiscal 2004 second quarter for termination of the employees that supported the product line. The employee separations were completed during the fiscal 2004 third quarter.

During fiscal 2004, we incurred cash outflows relating to the fiscal 2004 actions of $0.4 million, which were funded by cash generated from operations.

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

In the fiscal 2003 first and second quarters, we reversed previously established restructuring reserves totaling $0.3 million before income taxes. The reversal of these reserves was recorded in the Consolidated Statement of Operations as restructuring charges, which is where the reserves were originally recorded. See Note 3 to the consolidated financial statements appearing elsewhere in this report and our annual report on Form 10-K filed with the SEC on July 29, 2003 for further discussion of the restructuring charges recorded in previous fiscal years.

Fiscal 2002 Charges. During fiscal 2002, we recorded pre-tax restructuring charges of $5.0 million associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were $1.5 million for Apparel and Flexible Materials, $1.0 million for Sign Making and Specialty Graphics, $0.3 million for Ophthalmic Lens Processing, and $2.2 million for general corporate. The corporate level charges, as well as those of certain operating segments, were incurred as a result of our strategy to pursue a corporate shared services model for our operating units. In fiscal 2004, we incurred cash outflows related to the fiscal 2002 program of $0.8 million, which were funded by cash generated from operations. As of April 30, 2002, the fiscal 2002 program was complete, although cash payments will continue into fiscal 2005.

Other Income (Expense). Other expense of $1.4 million and $3.5 million in the fiscal 2004 third quarter and first nine months, respectively, was higher than in the prior year comparable periods primarily because of higher foreign currency transaction losses in the current periods, which reflected weakness of the U.S. dollar. These losses were $0.9 million and $2.4 million in the fiscal 2004 third quarter and first nine months, respectively, compared with $0.3 million and $1.4 million in the prior year comparable periods. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another.

Also included in the fiscal 2004 first quarter was a loss of $0.3 million resulting from the write-off of deferred debt issuance costs related to our previous credit facility that was in place through May 9, 2003.

Interest Expense. Interest expense increased $1.0 million and $3.0 million in the fiscal 2004 third quarter and first nine months, respectively, compared with the prior year periods. The increases were the result of higher interest rates associated with the senior credit facilities entered into on May 9, 2003. The effect of higher rates was partially offset by lower weighted average debt balances in the fiscal 2004 periods.

Income Tax Expense. In the fiscal 2004 third quarter, we recorded a $0.7 million tax benefit because of a change in the tax law in a foreign jurisdiction, which allowed us to reduce the valuation allowance on certain net operating losses. In the fiscal 2004 second quarter, we recorded a $2.2 million tax benefit, which was the result of the favorable resolution of a prior year foreign tax issue. Adjusting for those benefits, our consolidated tax rate from continuing operations would have been 21.0 percent and 14.8 percent for the fiscal 2004 third quarter and first nine months, respectively, compared with the statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to foreign tax planning strategies and export tax incentives.

Discontinued Operations. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc., which was included in the Ophthalmic Lens Processing operating segment, for $7.5 million in cash less an amount held in escrow for purchase price adjustments. The majority of the cash proceeds have been collected by us. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by our adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.06 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the nine months ended January 31, 2003.

Net earnings (loss). As a result of the foregoing operating results, net earnings (loss) in the fiscal 2004 third quarter and first nine months were a net loss of $1.1 million ($0.05 loss per diluted share) and net earnings of $2.0 million ($0.09 earnings per diluted share), respectively, compared with net earnings of $1.5 million ($0.07 earnings per diluted share) and $8.2 million ($0.37 earnings per diluted share), respectively, in the prior year comparable periods. Excluding the income and a gain from discontinued operations in the nine months ended January 31, 2003, diluted earnings from continuing operations per share for the first nine months of fiscal 2003 was $0.31.

Segment Review

Sign Making and Specialty Graphics

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2004	2003	2004	2003
Revenue	$ 61,291	$ 63,019	$ 205,604	$ 198,285
Cost of sales	44,300	44,866	146,103	141,055
Gross margin	16,991	18,153	59,501	57,230
Operating expenses	16,592	15,099	48,421	43,742
Restructuring charges	1,966	---	2,138	---
Other income/(expense)	(739)	170	(1,670)	(344)
Segment profit (loss)	$ (2,306)	$ 3,224	$ 7,272	$ 13,144
	======	======	=======	======
Gross margin %	27.7%	28.8%	28.9%	28.9%
	======	======	======	======

Segment revenue for the third quarter decreased $1.7 million (2.7 percent) and increased $7.3 million (3.7 percent) for the first nine months of fiscal 2004 over the corresponding periods in fiscal 2003.  Foreign currency translation had the effect of increasing segment revenue by approximately $7.0 million and $21.1 million in the fiscal 2004 third quarter and first nine months, respectively, compared with the prior year comparable periods. Holding foreign currency translation rates constant, the lower segment revenue occurred largely in Europe and resulted from weak economic conditions, competition in ink jet imaging products, business disruption caused by the allocation of management resources to our re-engineering efforts in France and Italy, and discontinuance of a product line (which had a greater impact in the third quarter than in the first nine months). Segment revenue in the U.S. was also affected by competition from ink jet imaging products.

The transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems), calendared vinyl materials, and digital media systems is expected to continue. Another trend we are monitoring is an increase in the amount of private label equipment and aftermarket products offered by our U.S. distributors, which may add additional pressure on our pricing of these products. This segment's future performance depends on our success in addressing the effects of competitive products and technological developments.

Gross profit as a percentage of revenue was lower in the fiscal 2004 third quarter and the same in the first nine months of fiscal 2004 compared with the corresponding periods in fiscal 2003. Gross margin for both the fiscal 2004 third quarter and first nine months was negatively impacted by the lower sales volume and competitive pricing. In the fiscal 2004 third quarter, we recorded inventory write-downs of $0.4 million associated with our turnaround and re-engineering initiatives. The negative impact of these items was largely offset by cost reductions associated with our shared services restructuring initiative.

The re-engineering of the segment's distribution business (Spandex) included the implementation of SAP and warehouse consolidation. Through January 31, 2004, we have implemented SAP in eight Spandex locations and have consolidated two warehouses. In some cases, our operating focus has been diverted to these activities, resulting in business disruption. Although management seeks to minimize this disruption as it continues to re-engineer Spandex, there is no assurance that the segment's business will not continue to be adversely affected.

During the third quarter of fiscal 2004, we relocated certain manufacturing processes within the U.S., resulting in a dormant facility. The dormant facility is leased and we anticipate locating a sub-lessee. The third quarter restructuring charge of $2.0 million represented the present value of expected future lease costs over the remaining life of the lease, which was reduced by anticipated sub-lease income. We expect to realize $0.5 million of cost savings in fiscal 2005 and approximately $0.2 million annually thereafter over the life of the lease, primarily through decreased S,G&A expenses. Additionally, $0.3 million of cash flow savings are anticipated in fiscal 2005 and $0.6 million annually thereafter over the life of the lease.

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

The fiscal 2004 segment profit decreases from the corresponding periods in the prior year were generally attributable to the factors impacting gross margin noted above, higher restructuring charges, higher pension expense, higher foreign currency transaction losses, and higher bad debt expense. These decreases were partially offset by cost reductions associated with our shared services restructuring initiative and lower incentive compensation expense.

Apparel and Flexible Materials

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2004	2003	2004	2003
Revenue	$ 40,829	$ 37,281	$ 116,814	$ 113,765
Cost of sales	22,003	20,306	63,756	60,363
Gross margin	18,826	16,975	53,058	53,402
Operating expenses	12,679	13,626	39,444	41,817
Restructuring charges	---	(182)	---	(282)
Other income/(expense)	(315)	(293)	(631)	(923)
Segment profit	$ 5,832	$ 3,238	$ 12,983	$ 10,944
	======	======	======	======
Gross margin %	46.1%	45.5%	45.4%	46.9%
	======	======	======	======

Segment revenue for the fiscal 2004 third quarter and first nine months increased $3.5 million (9.5 percent) and $3.0 million (2.7 percent), respectively, from the corresponding periods in fiscal 2003. Foreign currency translation had the effect of increasing segment revenue by approximately $2.1 million and $5.5 million in the fiscal 2004 third quarter and first nine months, respectively, compared with the prior year corresponding periods. Holding foreign currency translation rates constant, revenue increased in the third quarter and decreased in the first nine months from the corresponding periods in fiscal 2003.

On a geographic basis, revenue increased in the U.S. region (especially in the third quarter), was essentially the same in the European region, and declined in the Rest of World region. The increase in U.S. business volume in the fiscal 2004 third quarter continued the trend that became discernible in the second quarter. In addition, we experienced improvement in sales of our higher margin WebPDM software and single-ply cutters, indicating strengthening furniture and industrial markets. European revenue continued to be substantially the same as the prior year comparable periods because of weak economic conditions in Western Europe and the continued apparel production migration to emerging markets. However, there was revenue improvement in Central and Eastern European markets (primarily Turkey, Greece, and Romania). The apparel production migration noted above is accompanied by an automation lag in many emerging markets, which, along with economic uncertainty, caused segment revenue shortfalls in the Rest of World region from fiscal 2003 levels. Recent apparel trade quota developments may have the effect of extending this factory automation lag in many of these countries, although revenue levels in target growth markets such as China and India remain strong.

Gross profit as a percentage of revenue was higher in the fiscal 2004 third quarter and lower in the first nine months compared with the corresponding periods in fiscal 2003. The increase in the third quarter was the result of the higher sales volume, a sales mix favoring higher margin WebPDM software, service, and single-ply cutting equipment products, and cost reductions associated with our shared services restructuring activities. The decrease in the first nine months was primarily attributable to lower sales volume; unfavorable sales mix favoring lower margin multi-ply cutting and spreading equipment products versus higher margin software, service, and single-ply cutting equipment products; competitive pricing; and higher pension expense. These factors were offset by cost reductions associated with our shared services restructuring initiative.

Segment profit increased in both the fiscal 2004 third quarter and first nine months over the prior year corresponding periods. In addition to the factors impacting gross margin noted above, the increase was primarily attributable to significant cost reductions associated with our shared services initiative and lower current year incentive compensation expense. Higher pension expense (more so in the first nine months than in the third quarter) partially offset the effects of these reductions.

Ophthalmic Lens Processing

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2004	2003	2004	2003
Revenue	$ 18,770	$ 21,703	$ 57,714	$ 64,611
Cost of sales	13,934	14,760	41,028	43,464
Gross margin	4,836	6,943	16,686	21,147
Operating expenses	4,299	5,695	15,343	17,068
Restructuring charges	41	---	355	---
Other income/(expense)	(132)	(3)	(273)	(127)
Segment profit	$ 364	$ 1,245	$ 715	$ 3,952
	======	======	======	======
Gross margin %	25.8%	32.0%	28.9%	32.7%
	======	======	======	======

Segment revenue for the fiscal 2004 third quarter and first nine months decreased $2.9 million (13.5 percent) and $6.9 million (10.7 percent), respectively, from the corresponding periods in fiscal 2003. Foreign currency translation had an insignificant effect on segment operating results in each period. The results of the fiscal 2003 third quarter and first nine months included $2.9 million and $7.7 million, respectively, of automated lens processing equipment sales to large U.S. retail and discount chains that were not repeated, and were not anticipated to be repeated, in fiscal 2004. This fluctuation indicates the segment's dependence on the capital spending of a relatively small number of large retail and discount chain customers.  Excluding these incremental sales, revenue was in line with the prior year comparable periods.

Equipment revenue, excluding the effects of the prior year incremental sales, was higher in the third quarter compared with the prior year because of increased capital equipment sales to wholesale optical laboratories. Aftermarket consumables sales were lower in the third quarter compared to the prior year because of business interruption caused by the transition of segment operations to our shared services program on November 1, 2003. For the first nine months of fiscal 2004 and excluding the effects of the prior year incremental sales, both equipment and aftermarket consumables sales were in line with the prior year comparable periods. Geographically, most of the revenue declines occurred in the U.S. and were caused by last year's incremental sales.

Gross profit as a percentage of revenue was lower in the fiscal 2004 third quarter and first nine months compared with the corresponding periods in fiscal 2003. Improved classification of service costs that were previously included in S,G,&A expenses resulting from the shared services transition, which had no impact on segment profit, decreased the gross profit margin by 6.0 and 2.0 percentage points in the third quarter and first nine months of fiscal 2004, respectively, versus the prior year comparable periods. Lower sales volume, higher materials cost caused by the weaker U.S. dollar, and fiscal 2004 third quarter shared services transition costs also contributed to the gross margin decrease.

The decreased segment profit in the fiscal 2004 third quarter and first nine months from the corresponding prior year periods was primarily attributable to the lower sales volume and the fiscal 2004 third quarter shared services transition costs, which amounted to $0.4 million. Fiscal 2004 second quarter restructuring and other charges associated with the November 1, 2003 transition of segment operations to our shared services and information technology system platforms also contributed to the decrease in the first nine months. The effects of these factors were offset in part by lower incentive compensation expense and by cost reductions initiated due to the lower sales volume.

Corporate and Other Expenses

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2004	2003	2004	2003
Operating expenses	$ 2,998	$ 4,151	$ 11,733	$ 12,866
Reversal of restructuring charges	(11)	---	(11)	---
Other income/(expense)	(169)	(7)	(934)	55
Corporate expenses, net	$ 3,156	$ 4,158	$ 12,656	$ 12,811
	======	======	======	======

Corporate expenses incurred in the fiscal 2004 third quarter and first nine months were lower than in the prior year comparable periods primarily because of lower legal and professional expenses and lower incentive compensation expense. Higher pension expense and higher expense under our self-insurance programs partially offset these effects.

Other income/(expense) was unfavorable to the prior year in this year's third quarter and first nine months because of foreign exchange transaction losses incurred and the write-off in the first quarter of fiscal 2004 of deferred debt issuance costs related to the previous credit facility that was in place through May 9, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Significant factors affecting the management of our liquidity include cash flows generated from operating activities, capital expenditures, adequacy of available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. Our short-term liquidity at January 31, 2004 was adequate for our current cash requirements and we expect that cash on hand, operating cash flow, and borrowings available or expected to be available under our existing credit facilities will be sufficient to meet our anticipated operating cash requirements over the next twelve months. We cannot provide assurance, however, that we will not need to obtain additional financing within this period. We may need new financing if the demand for our products is adversely affected by continued weak economic conditions, market changes, and delayed product introductions, or if we are unable to complete our ongoing efforts to improve operational efficiencies. Any additional financing we seek may not be available on favorable terms, or at all, and may be dilutive to our shareholders.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	January 31, 2004	April 30, 2003

Cash and cash equivalents	$ 7,224	$ 20,697
Total debt	69,821	85,807
Net debt (total debt less cash and cash equivalents)	62,597	65,110
Shareholders' equity	116,466	94,463
Total capital (net debt plus shareholders' equity)	179,063	159,573
Net debt to total capital	35.0%	40.8%

Cash Flows. Cash provided by operating activities was $8.6 million in the fiscal 2004 first nine months compared with $18.5 million in the fiscal 2003 nine-month period. The decrease was the result of lower operating earnings and tax refunds received in fiscal 2003 of approximately $4.0 million.

Cash used for investing activities was $2.9 million in the fiscal 2004 first nine months compared to cash generated from investing activities of $7.9 million in the fiscal 2003 nine-month period. The decrease was the result of the absence in the fiscal 2004 nine-month period of proceeds from prior year asset sales of $3.9 million and the sale proceeds of a discontinued operation of $6.6 million. This was partially offset by current year proceeds from the sale of a promissory note of $1.0 million. Capital expenditures in the fiscal 2004 first nine months were $3.1 million and are expected to be approximately $4.0 - $5.0 million for the full fiscal year. Funding for these capital expenditures is expected to come from our senior revolving credit facility.

Cash used for financing activities was $21.5 million in the fiscal 2004 first nine months compared to $27.5 million in fiscal 2003. The decrease was the result of lower current year credit facility repayments, which was partially offset by higher payments of debt issuance costs.

Financial Condition. Our ratio of current assets to current liabilities was 1.7 to 1 at January 31, 2004 compared with 1.6 to 1 at April 30, 2003. Net working capital at January 31, 2004 was $65.9 million, which represented an increase of $2.1 million from the beginning of the fiscal year. The increase in working capital was primarily attributable to the reduction in current maturities of long-term debt and accounts payable and accrued liability balances during the first nine months of fiscal 2004. These effects were partially offset by the decrease in cash balances.

Pension Plans. During the third quarter of fiscal 2004, we effected an amendment to our defined benefit pension plans that impacts benefit calculations and limits participation to employees who join Gerber prior to May 1, 2004. The amendment triggered a measurement of pension costs at December 31, 2003 using current measurements of both plan assets and obligations. The recent improvement in the performance of the U.S. financial markets improved the funded status of the plans and the effect of the amendment reduced the plans' obligations. The impact of the measurement was included within the fiscal 2004 third quarter financial statements, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and reduced pension costs $0.6 million from the level originally anticipated. The weighted-average assumptions used for the April 30, 2003 measurement remained unchanged for the December 31, 2003 measurement.

Related balance sheet amounts were as follows (in thousands):

	January 31, 2004	April 30, 2003
Prepaid benefit cost/intangible asset	$ 5,226	$ 8,483
Accrued benefit liability	(17,750)	(23,549)
Accumulated other comprehensive income	15,662	23,488
Prepaid pension cost	$ 3,138	$ 8,422
	======	======

Credit Facilities. On May 9, 2003, we entered into a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45.0 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (collectively, the "Term Loans"), led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. (the Revolver and Term Loans being collectively referred to as the "Credit Facilities"). The Credit Facilities enabled us to meet our primary objectives of refinancing our debt without shareholder dilution and prepayment penalties after the first year and have provided us with the liquidity and flexibility needed to support our ongoing turnaround efforts. For information about the terms of the Credit Facilities, see Note 13 to the Consolidated Financial Statements appearing elsewhere in this report.

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

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of January 31, 2004:

Covenant	Requirement	Actual at January 31, 2004

Minimum EBITDA (rolling four quarters)	$ 28.7 million	$29.7 million
Minimum Fixed Charge Coverage Ratio	1.50 to 1.0	2.37 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	4.80 to 1.0	4.00 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.65 to 1.0	2.40 to 1.0

We were in compliance with the financial covenants under our Credit Facilities at January 31, 2004. Our ability to continue to comply with these covenants will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings anticipated to result from our initiatives described above. Our future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facilities, allowing the lenders to accelerate the repayment of any outstanding borrowings. In the event of any prospective failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders. To obtain such amendments or waivers, we might be required to make financial concessions to the lenders including those that may be dilutive to our existing shareholders.

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

In January and December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 for variable interest entities created or acquired after January 31, 2003 did not have an impact on our financial position or results of operations. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period ending after March 15, 2004. We do not believe that the adoption of FIN 46 will have an impact on our financial position or results of operations.

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

In December 2003, the FASB issued SFAS No. 132R, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R supersedes SFAS No. 132 and requires additional annual disclosures about the assets, obligations, cash flows and net periodic benefit cost of our pension plans. Most of the annual disclosure requirements are effective beginning with our April 30, 2004 reporting period. Disclosure of estimated future benefit payments, however, is effective beginning with the April 30, 2005 reporting period. Certain items will be required to be disclosed quarterly, beginning on July 31, 2004. We will comply with the expanded disclosures beginning on April 30, 2004.

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

  expected levels of growth or the future size (typically stated in revenue) of market segments or geographic markets, or future market conditions;

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

For additional information identifying factors that may cause actual results to vary materially from those stated or implied in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the SEC from time to time. Our annual report on Form 10-K for fiscal 2003, which we filed with the SEC on July 29, 2003, includes important information about risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first nine months of fiscal 2004. For a discussion of the Company's exposure to market risk, refer to Note 5 to the consolidated financial statements of the Company appearing elsewhere in this report and to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2003, filed with the SEC on July 29, 2003.

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

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the third fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) As previously announced on November 25, 2003, upon recommendation of the Nominating and Governance Committee, the Board of Directors unanimously voted to recommend to shareholders for a vote at the Company's 2004 annual meeting of shareholders, charter and bylaw amendments to eliminate the Board's classified structure. If this recommendation should be adopted by at least 80% of the outstanding shares entitled to vote at the Company's 2004 annual meeting, all directors would stand for election or re-election each year beginning at the Company's 2005 annual meeting.

(c) On December 31, 2003, the Company committed to issue 7,590 shares of common stock to non-employee members of its Board of Directors under its Non-Employee Director's Stock Grant Plan (the Director's Plan"). These grants were made as partial compensation for the recipients' services as directors in accordance with the terms of the Director's Plan. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          See the Exhibit Index following the signature page of this quarterly report.

(b)     Reports on Form 8-K

On November 25, 2003, the Company filed a Report on Form 8-K in which it furnished, under Item 12 of the Form, a press release reporting the Company's operating results for its second quarter of fiscal 2004.

On December 23, 2003, the Company filed a Report on Form 8-K in which it furnished, under Item 5 of the Form, a press release announcing George M. Gentile's intent to retire as Chairman of the Board.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gerber Scientific, Inc.
(Registrant)

Date: March 15, 2004	By:	/s/ Shawn M. Harrington
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