Form 10-K
period 2004-04-30
GERBER SCIENTIFIC INC
filed 2004-07-14
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-K __________________ (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/. No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

/X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /X/. No / /.

The aggregate market value of Gerber Scientific, Inc. common stock held by non-affiliates at October 31, 2003, based on the reported last sale price of such stock on the New York Stock Exchange on such date, was approximately $162,170,000.

At June 30, 2004, 22,233,235 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Meeting Proxy Statement, which is expected to be filed within 120 days following the end of fiscal year covered by this report, are incorporated by reference into Part III hereof.

		GERBER SCIENTIFIC, INC. Index to Annual Report on Form 10-K Year Ended April 30, 2004
PART I			PAGE

Item	1.	Business	6
Item	2.	Properties	45
Item	3.	Legal Proceedings	46
Item	4.	Submission of Matters to a Vote of Security Holders	46
		Executive Officers of the Registrant	47

PART II

Item	5.	Market for the Registrant's Common Equity and Related Stockholder Matters	49
Item	6.	Selected Financial Data	50
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	53
Item	7a.	Quantitative and Qualitative Disclosures About Market Risk	83
Item	8.	Financial Statements and Supplementary Data	85
Item	9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure	124
Item	9a.	Controls and Procedures	124

PART III

Item	10.	Directors and Executive Officers of the Registrant	126
Item	11.	Executive Compensation	126
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	126
Item	13.	Certain Relationships and Related Transactions	126
Item	14.	Principal Accountant Fees and Services	126

PART IV

Item	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	127

Signatures			128
Exhibit Index			130

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended April 30, 2004 contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements within (or incorporated by reference in) this annual report can be identified by the use of words such as "believe," "expects" or "expected to," "intends," "foresee," "may" or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this annual report relate to, among other things:

  prospective product developments (and the timing of introduction), product development focus, and new business opportunities;
  developments with respect to product development and product introductions by competitors;
  demand for certain of the Company's products and services;
  methods of and costs associated with potential geographic expansion;
  restructuring initiatives;
  efforts to enhance organizational responsiveness operating performance;
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
  cost saving initiatives, including efforts to reduce working capital and employee headcount;
  debt reduction and refinancing plans or expectations;
  future cash flows and uses of cash; and

  the outcome of contingencies.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1 of this annual report on Form 10-K. We cannot assure you that our results of operations or financial condition will not be adversely affected by one or more of these risks.

GERBER SCIENTIFIC, INC.

Some of the information contained in this annual report on Form 10-K concerning the markets and industries in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

PART I

ITEM 1.  BUSINESS.

Overview

Gerber Scientific, Inc. was incorporated in Connecticut in 1948. Gerber Scientific, Inc. is a leading provider of innovative, end-to-end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries. The Company conducts its business through three principal operating segments. Each operating segment and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex Ltd.
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn Optical

The following provides an overview of key corporate initiatives and of the operating segments and their principal products and services, principal methods of distribution, and other information relevant to an understanding of our business.

Key Corporate Initiatives

The Company's key corporate initiatives encompass Gerber Scientific Operations, Gerber Service, customer experience, and reinvigorating innovation.

     Gerber Scientific Operations

In response to lower demand for our capital equipment and aftermarket products in fiscal 2001 and 2002, we implemented a shared services initiative in October 2002, based partly on the successful restructuring program initiated in our Apparel and Flexible Materials business segment in fiscal year 2001. As part of this initiative, we created a separate organization, internally referred to as Gerber Scientific Operations ("GSO"). GSO focuses on the following items on behalf of the entire Company:

  inventory reduction;
  strategic purchasing;

  manufacturing and supply chain optimization;
  real estate consolidation;
  continued implementation of SAP enterprise resource planning system ("SAP"); and
  freight and logistics rationalization.

During fiscal 2004, we made substantial progress towards these goals by reducing our vendors, consolidating shipping providers, moving inventory to shipping locations, reducing warehouses and office space by sharing facilities among our business units, and continuing worldwide SAP implementations. These initiatives have reduced costs, improved organizational responsiveness and customer satisfaction, and enhanced operating performance.

GSO reduced inventory in fiscal 2004 through completing the transition of all United States business units to material resource planning ("MRP") and reorder point planning ("ROP"), which facilitated improved forecasting and lead time planning. Within the Sign Making and Specialty Graphics operating segment, aftermarket inventories were reduced. Within the Apparel and Flexible Materials operating segment, reductions resulting from improved forecasting, shorter lead times, and managing agreements with key suppliers throughout the production process resulted in lower equipment raw materials and work in process inventories. Within the Ophthalmic Lens Processing operating segment, forecast improvements and better management of internal data, facilitated by the transition to SAP, reduced equipment raw materials and work in process inventories.

We continue to implement ongoing strategic purchasing initiatives. During fiscal 2004, we formalized several supplier agreements, standardized key terms and conditions with certain original equipment manufacturer ("OEM") agreements, and formalized a policy for minimum inventory levels to be maintained by certain vendors.

As part of our strategy to optimize manufacturing and supply chain operations, we increased overhead efficiencies through facility consolidations by lowering production overhead costs across business units and lower labor costs by reducing workforce headcount. The Company is currently exploring the benefits of a flexible workforce, by replacing attrition with a temporary workforce that can fulfill demand during peak periods. Through these efforts, GSO has achieved significant productivity gains in fiscal 2004 within its United States facilities. Price erosion in the Company's key markets, however, largely offset its efforts to reduce manufacturing costs. Rising inflationary costs in the supply chain, coupled with price erosion, negatively affected the Company's gross margins. To address these concerns, GSO is seeking better pricing from existing vendors or by changing vendors. In addition, GSO seeks to reduce manufacturing costs by reengineering existing products and by becoming involved earlier in new product development for sourcing opportunities.

Real estate consolidation initiatives made substantial progress during fiscal 2004. The majority of the United States Sign Making and Specialty Graphics segment operations relocated to other existing facilities in Connecticut, while the Ophthalmic Lens Processing segment's Connecticut operations may relocate in fiscal 2005. The Company anticipates that, during fiscal 2005, it will sublease the vacant facilities resulting from these relocations. Internationally, certain facilities were combined resulting in shared space among the Company's different business units. GSO continues to seek real estate consolidation opportunities both within the United States and internationally.

As of the end of fiscal 2004, SAP was fully implemented within the Apparel and Flexible Materials and Ophthalmic Lens Processing operating segments. Within the Sign Making and Specialty Graphics operating segment, Gerber Scientific Products has fully implemented SAP, and Spandex continues with its remaining implementations. SAP implementations during fiscal 2004 included all of the Ophthalmic Lens Processing locations; the China subsidiary of the Apparel and Flexible Materials operating segment; and the Spandex French, Spanish, and Italian operations. SAP was implemented for Spandex's Switzerland subsidiary early in fiscal 2005 and will be implemented for its United Kingdom and Canadian subsidiaries later in fiscal 2005. SAP will be implemented for the remaining Spandex businesses in fiscal 2006.

GSO has made progress towards its freight and logistics rationalization goal. During fiscal 2003 and 2004, GSO consolidated freight carriers within the United States and began consolidation within the Company's foreign subsidiaries. Certain inventory was relocated to shipping locations managed by third-party logistic providers, which resulted in a reduction of warehouse and office space. Savings have resulted from lower freight costs per shipment, a reduction of personnel involved in the freight process through use of third-party logistic providers, and overall process improvements. These savings, however, have been offset by more frequent expedited deliveries, consistent with the transition to MRP and ROP inventory.

We have made changes to our legal organizational structure at the same time we created GSO. In fiscal 2003, we merged Gerber Scientific Products, Inc., the United States component of our Sign Making and Specialty Graphics operating segment, with Gerber Technology, Inc., our Apparel and Flexible Materials operating segment. The combined entity, a wholly-owned subsidiary of the Company, is named Gerber Scientific International, Inc. In fiscal 2004, we merged Gerber Coburn Optical, Inc. into Gerber Scientific International, Inc. Each of the component businesses continue to maintain their separate identity, using its former names, Gerber Scientific Products ("GSP"), Gerber Technology ("GT"), and Gerber Coburn Optical ("GC"), respectively. Other similar international legal entity mergers have occurred during fiscal 2004.

     Gerber Service

Gerber Service is the Company's combined service organization formed during fiscal 2004 and includes over 400 employees. Gerber Service's structure is designed to improve customer response time and the efficiency, utilization, and profitability of the service organization by leveraging the organization's scale and size. Gerber Service was developed to restructure the individual business unit's service organizations into one organization, focus on customer perception of our service capabilities, and improve profitability through a fully integrated service organization.

Gerber Service manages seven customer solutions centers serving six continents. Technical skills among all of the Company's business units have been combined and service technicians have been cross-trained. Gerber Service's operations are complemented by the introduction of GERBERnet, the Company's Internet-based customer service portal. GERBERnet currently includes software updates, online parts ordering, and technical information for GT and GSP and will be expanded to include additional business units. GERBERnet delivers online services and value to our customers via the Internet to make support available at any time of the day using advanced software delivery tools.

     Customer Experience

The Company is developing a "Customer Experience" process to enhance customer satisfaction. This initiative is intended to improve on-time shipping performance and measure customer response and call performance. This initiative is designed to benchmark and measure customer satisfaction as a basis for ameliorating any deficiencies and to identify critical market and customer needs for all of the Company's markets.

     Reinvigorating Innovation

As part of its strategy of innovation, the Company and its internal Technology Advisory Board ("TAB") have developed and adopted the New Product Development ("NPD") process, which was created by a cross-functional team with representatives from each business unit. The NPD process employs cross-functional project teams and concurrent engineering to accelerate time to market and provide high-quality products that are designed to meet customers' needs. The process is structured in six phases, each separated by a "gate" review to ensure that risks are properly understood and project requirements completed.

In fiscal 2005, the Company anticipates that it will configure its NPD process for software development and continue development and implementation of several other enterprise-wide technical process integrations, including engineering design and documentation systems. The TAB is implementing centralized offshore engineering management for its engineering resources in India and China. Other processes contemplated include a research and development project portfolio management process to assess projects based on a quantifiable attractiveness scale, a formalized design review process integrated with the NPD process, and a centrally managed intellectual property process.

The TAB plans further development of the infrastructure to reinvigorate and sustain innovation. The TAB relies upon its internally formed "Innovation Hub" unit to determine selectively which new ideas to pursue and the Company's Gerber Ventures unit to assess the technological feasibility of these ideas.  Strategies to sustain innovation include plans to eliminate re-work, manage the product portfolio across the entire Company, and improve resource management.

The Company continues to seek partnering opportunities to develop externally funded projects that are consistent with the Company's strategic initiatives and take advantage of its operating strengths. The Company will pursue grants for applied technology development relating to new applications as solicitations are released. The Company also actively seeks to attract research and development contracts to develop new technologies for third parties.

Segment Information

As permitted by applicable Securities and Exchange Commission regulations, information regarding the Company's measurement of segment profit or loss and segment assets, factors used to identify reportable segments, and the financial information required by Item 1 of Form 10-K relating to the reportable segments and geographic areas are included in Part II of this annual report on Form 10-K. See Item 8 of this annual report and, specifically, Note 15 ("Segment Reporting") of the "Notes to Consolidated Financial Statements."

The Company is organized under the laws of the State of Connecticut. Our principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074. Our telephone number is (860) 644-1551. Our website address is www.gerberscientific.com. On our website within the investors section, you can access, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers filing electronically, including the Company. We have adopted a financial code of ethics applicable to our chief executive officer and our senior financial officers that meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. This financial code of ethics is posted on our website. In addition, by September 22, 2004, the date of the Company's 2004 Annual Meeting of Shareholders, the Company will have posted on its website, a code of business conduct and ethics applicable to all directors, officers, and employees, under NYSE listing standards. We will also provide copies of these codes in print without charge to any shareholder that requests them. Requests for copies may be directed to our General Counsel at the address above.

We intend to disclose any amendments to these codes, and any waiver of a provision of these codes for the benefit of the Company's directors, principal executive officer, and senior financial officers, on our website referred to above within five business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products ("GSP") and Spandex Ltd. ("Spandex") constitute the Company's Sign Making and Specialty Graphics business segment.

Gerber Scientific Products

Overview

GSP is a leading provider of integrated computerized design and manufacturing solutions for the sign making and specialty graphics industries, consisting of:

  software to design signs and graphics and to run imaging and cutting equipment;
  digital imaging systems, which include thermal and ink jet systems;
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

GSP's primary target market for its products and services is the small- to medium-size sign printing shops, with yearly revenues ranging up to $1,000,000. GSP's target end-use customers also include graphic arts professionals, printing chains/franchises (such as Kinko's, FASTSIGNS and Signs Now), major corporations, and government agencies. GSP distributes its products through independent distributors and through Spandex. GSP offers the end-users of its products a combination of hardware and software engineering, materials, spare parts, an extensive distribution network, and superior customer service.

There was not a significant increase in demand for sign making and specialty graphics output during fiscal 2004, nor do market predictions indicate a significant increase in fiscal 2005. Most market growth potential is concentrated on the rapid growth in demand for low cost digital printing, specifically, ink jet products.

In the 1980s, GSP's thermal imaging and cutting systems transformed the sign making industry, which until then had been dominated by manual sign making systems. GSP's GERBER EDGE® thermal imaging system produces durable images (ideally suited for outdoor signage), intense or varied spot colors, and a high return on capital investment for sign shop owners who need an entry level system. The EDGE and the EDGE 2 are reliable pieces of equipment, as reflected by the degree to which they have historically held their value in the secondary market.

In recent years, thermal imaging has seen little technological advancement. In contrast, ink jet imaging systems have experienced significant technological advances and continue to improve as far as speed, color produced, and reliability of equipment. In the past, ink jet printing systems had been limited to either water-soluble ink-based systems, requiring a specially coated vinyl and over-lamination for protection, or higher priced, super-wide (in terms of printing width), solvent ink-based systems, primarily used by the larger commercial and screen printing shops. Today, with the price of lower-end ink jet systems being in the range of $12,000 to $30,000 and with the advances made in inks and substrate materials, ink jet imaging systems are in high demand. Ink jet offers many benefits through rapid technological advancement including lower output costs, flexibility, improving durability and print quality, and lower capital cost. Increasingly lower-priced solvent and slower drying eco-solvent ink jet systems with typical printing widths of 60 inches are becoming prevalent. The higher dots per inch (dpi) of which ink jets are now capable allow for the production of high quality and reasonably durable (with over-lamination) signage. In addition, on a per unit basis, which is critical for the typical low-piece count sign shop order, the output is less expensive than thermal imaging. These developments, together with the lesser importance of durability for outdoor signage, which is reflected by the cycle for sign changes of approximately one to three years, compared to historical cycles of approximately five years, have contributed to a greatly accelerated rate of adoption of ink jet systems by the sign industry. Ink jet developments correspondingly spur demand for aftermarket materials such as the inks and vinyls. There is a continued lessening in demand for high-performance cast vinyl, with continued increasing demand for calendered vinyl.

Notwithstanding the sign industry's transition to ink jet imaging systems, GSP believes that its end-use customers will continue to require both ink jet and thermal systems to serve the wide range of sign applications. GSP is also targeting small- to medium-size sign shops that are still not using any imaging system. The retail printing chains and franchises represent another segment of the market for which there are opportunities for GSP's thermal imaging systems. These chains and franchises, which are accounting for an increasing percentage of GSP's revenues, particularly Kinkos, seek outdoor durability and easy-to-use systems that do not involve the use of solvent inks. A significant project to equip Kinkos with thermal imaging systems was completed in 2004 and will not recur in 2005. The advantage of thermal imaging products is their production of durable (without the need for lamination) outdoor spot and process colors, which are extremely well-defined, on self-adhesive vinyl. This makes thermal images ideal for applications such as pictures on the sides of vehicles and four-color pictures. In addition, the current ink jet systems still require more distributor expertise than thermal imagers because of the greater complexity of calibrating inks and substrate materials. Further, the use of solvent inks makes ink jet systems susceptible to ambient conditions and odors, as well as jet nozzle blockages, if used only intermittently. These factors ensure a continuing role for thermal imaging within the sign making and specialty graphics market.

Products

GSP offers a platform of fully integrated products through its Matched Technology System™, which assures customers that GSP's products, including software, imaging systems, plotters, routers, and materials, are compatible and inks are calibrated. GSP's Matched Technology System involves the thorough testing of each of GSP's products for performance, accuracy, reliability, bonding, and durability to ensure integration between GSP's software, imaging systems, plotters, and media products. This platform allows end-users to design and manufacture sign and specialty graphics.

Digital Imaging Equipment

     Thermal Imaging Systems

GSP's principal products in the sign making and specialty graphics market include its thermal transfer digital imaging systems, the EDGE and the EDGE 2. These are leading thermal imaging systems for small to medium-size sign shops and the main products promoting GSP's brand awareness. Both systems create continuous length, durable, professional quality text and graphics, including halftones, multiple colors, and process four-color images directly onto sign vinyl. The EDGE 2, an upgraded version of the EDGE, can print more dpi and is faster than the EDGE. In addition to the EDGE products, GSP manufactures the GERBER MAXX™ 2, a wide-format, thermal transfer digital imaging system designed for a niche market. GSP's large installed base of thermal imaging systems provides the opportunity to supply its end-use customer base with other equipment (plotters and routers), software, and aftermarket supplies.

     Ink Jet Imaging Systems

GSP recently launched a new high speed ink jet imaging system referred to as the GERBER ELAN™ XL under the terms of a distribution agreement with a leading manufacturer of ink jet imaging systems.  The Elan XL is designed to provide industry professionals with an extensive range of applications, accommodating uncoated media width up to 62 inches. The Elan XL uses six colors, enabling the creation of a broad spectrum of colors and excellent spot simulation. It uses a Gerber proprietary environmentally safe solvent ink and does not require lamination for most applications to achieve customer desired point durability. The Elan XL also employs a Raster Image Processor ("RIP") developed with Onyx, a leader in the industry for the supply of RIP's for a wide range of ink jet products. The custom combination of these key system components provides users with an easy to use, reliable, highly productive imaging system. GSP plans to expand its product line with additional ink jet imaging systems in fiscal 2005.

Plotters

GSP's plotters are used to cut the sign or graphic form from the vinyl substrate. GSP sells high speed plotters with automatic material loading and edge detection features (ODYSSEY™ XP), tabletop and sprocket fed plotters that can only be used with the EDGE and EDGE 2 (Gerber enVision™ plotters), and other plotters, one of which is sold on an OEM basis. GSP recently introduced the Gerber P2C™ range of 24, 48, and 62 inch plotters available with Opus optical positioning system to detect automatically the periphery of the graphic image and cut it with high accuracy and speed. The P2C is an OEM product which uses GSP software for optimal integration with other GSP imaging systems.

Routers

Routers are used to make 3-D cuts from materials such as wood or plastic. GSP's product offering includes both large and small formats to meet customer needs.

Aftermarket Supplies

GSP offers a wide range of aftermarket materials such as color foil cartridges and adhesive-backed vinyls, banner materials, and ink jet systems' inks.

GSP has a leading position in its primary markets in North America in thermal imaging foil cartridges.  GSP's thermal imaging foils include the Process Pro™ foils, which provide a wide variety of pure vibrant spot and process colors known for high durability and reliable performance. In April 2003, GSP introduced into all of its foil offerings the GerberGauge™ foil marking system, which is a proprietary measurement system for thermal transfer color foils designed to indicate the current levels of remaining foil inside the color cartridge.

GSP's foils are designed to produce durable, high-quality process color images on its thermal imaging products as well as to provide a wide range of colors that match popular vinyls, inks, and paint as one alternative to process color images. GSP has also designed foils that are compatible with specialty sign applications.

GSP has a modest total market share in vinyls, which consist almost entirely of the higher quality cast vinyl products obtained from 3M. Ink jet dominance affects the vinyl market through continued share growth of calendered vinyl at the expense of cast vinyl.

GSP offers a range of digital materials to support ink jet media and inks. These high-quality ink jet materials are marketed under the ImagePerfect™ brand name.

Software

GSP's software products are used to design signs and specialty graphics and manage every phase of the process from design to printing and cutting. These products are designed to promote sales of GSP's imaging and plotter products, enhance imaging products' functionality and output, improve production efficiency, interface with other vendor imaging products, and provide digital color matching when used with GSP's thermal and ink jet imaging products. The OMEGA™ 2.0 is GSP's most powerful design and product software.

Strategy

GSP seeks to become a leader in digital solutions for its North American markets by offering a comprehensive suite of products and services through superior market knowledge, systems integration, and product development via internally and externally designed and/or manufactured products that embody advanced technology. In addition, GSP plans to leverage its leadership position in thermal technology.  The principal components of GSP's business strategy include the following:

     Offer a Comprehensive Suite of Products and Services

Approximately 75 percent of every dollar spent within the digital imaging market is for ink jet related purchases. GSP's strategy to increase sales in this market is to enhance current OEM offerings and to continue new product development efforts by developing GSP's internal digital imaging capacity. GSP seeks to become a leading integrator of ink jet systems by leveraging its existing support capabilities for ink jet systems and building brand recognition for innovation, quality and service.

GSP anticipates that it will launch several new products in fiscal 2005 to complement most existing product lines. As a result of its transition to services provided by Gerber Service, GSP will benefit from responsive and cost-effective installation, repair, and maintenance services to support its product delivery to users.

     Leverage Thermal Imaging Leadership

GSP intends to emphasize the development of advanced thermal imaging systems that will result in new products and promote market penetration. GSP believes that its market position is primarily attributable to the durability of output and ease of use of its systems. GSP will also seek to maximize the revenue contribution of its aftermarket business related to thermal materials. GSP continues to market its thermal imaging products to the sign making and specialty graphics shops that are currently not using any digital imaging equipment, which it estimates constitute approximately 40 percent of the United States market.

Implementation of GSP's strategy is subject to risks of delays in the introduction of new products and heightened quality control issues. GSP seeks to manage the risks of its product development efforts through the Company-wide NPD stage "gate" review process and service support by Gerber Service.

Distribution

GSP distributes all of its products, supplies, and services through 57 independent United States distributors, 20 independent international distributors, and Spandex. GSP's United States distributors operate from 169 locations in 43 states and represent approximately 35 percent of all United States distribution outlets for small and medium-size sign shops. GSP's top 15 United States distributors generated approximately 75 percent of GSP's total United States revenues for fiscal year 2004.  None of the United States distributors individually accounted for more than ten percent of the Company's consolidated revenue. GSP has long-standing relationships, ranging from 10 to 20 years, with the majority of these distributors. However, because of the transition to ink jet imaging systems and lower-cost calendered vinyls, GSP's products have represented a declining percentage of key distributors' sales in recent years. The agreements with GSP's United States distributors are subject to renewal on an annual basis.  GSP believes that these relationships demonstrate a strong commitment to GSP's existing and future product lines.

Raw Materials

GSP sources critical materials from three primary suppliers and OEM arrangements. Cast vinyl is primarily sourced from 3M, with whom GSP has a long-standing relationship. Thermal transfer foils are supplied by Kurz, a leading German provider of hot and cold roll foils for a wide range of industries. The thermal transfer printheads used in GSP's imaging systems are supplied by Kyocera, a Japanese company and worldwide leader in the manufacture of thermal heads for fax and bar code applications. GSP sources certain ink jet printers from Mutoh. GSP has agreements with Suma Graphics for plotters and Onyx for RIP's. No other supplier is significant.

Competition

There is no competitor in GSP's industry offering the comprehensive range of products and services offered by GSP. Nonetheless, GSP faces strong competition in almost all sub-segments of its business, particularly with respect to the sale of ink jet products because of low entry barriers and aftermarket materials. GSP principally competes on the basis of product quality, service, price, and customer awareness of product alternatives.

Backlog

The backlog of orders considered firm within the Sign Making and Specialty Graphics business segment (which includes GSP and Spandex) at April 30, 2004 and 2003 was $0.5 million and $0.2 million, respectively. Substantially all backlog at April 30, 2004 is scheduled for delivery in fiscal year 2005.

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

Seasonality

GSP's sales of equipment and aftermarket materials are affected by seasonality in the sign industry, in which demand historically slows in cold weather months.

Spandex Ltd.

Overview

Spandex, which occupies new headquarters in Brussels, Belgium, is the largest international distributor of equipment and aftermarket materials and value-added services to the sign making and specialty graphics industry. We believe Spandex is the only international distributor of a comprehensive suite of design and manufacturing equipment and supplies; other distributors tend to specialize in either design or in manufacturing. Spandex's distribution network extends to 16 countries within Europe, as well as Canada, Australia, and New Zealand. Spandex serves over 30,000 customers.

Spandex has come to be perceived by its customers as a premier provider of high-quality products. The end-use market, however, has been evolving largely as a function of the transition toward ink jet imaging systems and lower-cost aftermarket consumables. To meet new market requirements, Spandex seeks to lower its cost without compromising its levels of customer service and responsiveness.

The European market, where Spandex derives the majority of its revenue, demands digital products, both wide format ink jet equipment and digital aftermarket materials, and is characterized by its short-run and quick demand requirements. This market has seen a proliferation of equipment suppliers and distributors, thus increasing competition among aftermarket and equipment suppliers. Spandex believes that it can leverage its position as a differentiated vertical provider in this changing market.

Strategy

The principal components of Spandex's business strategy include the following:

     Leverage Market Position to Become the Leading Digital Supplier

Spandex's competitive advantage is its ability, built on market and technical knowledge, to offer a full array of products, services, and support to supply sign and design industries worldwide. Most customers are small sign shops that prefer to satisfy all of their product requirements from one distributor. Spandex customers perceive the "one-stop shopping" offered by Spandex to be a benefit. Software is configured to be compatible with the equipment sold, and most materials are calibrated for use with equipment sold. Service, if necessary, is available for items purchased, and shipment typically occurs by the next day, which is an important industry requirement.

Spandex seeks to meet customer needs by emphasizing digital imaging solutions and other products that feature advanced technology. In fiscal 2004, Spandex introduced new ink jet products, including the Jetster ADO and the GERBER ELAN XL and an enhanced line of ImagePerfect aftermarket materials. Spandex plans to build and implement enhanced profiling capabilities of its materials and hardware. Other new products are planned.

     Introduce New Products

Spandex seeks strategic OEM agreements with influential equipment manufacturers to provide advanced technology to its customers and increase its product offerings and its penetration of new and existing market segments. Product failures or substandard performance from OEM-sourced products represent a significant risk of this business.

Spandex's results depend principally on its ability to provide competitive ink jet product offerings. Customer service technicians and sales personnel receive special training in ink jet technology to facilitate effective marketing and product support, including proper matching of equipment, software, and aftermarket materials.

     Expand Share of Traditional Sign Market

To expand its share of the traditional sign market, Spandex plans to strengthen brand management and tactical marketing. Spandex will also emphasize product development through formal product management and NPD processes. The integration of Spandex's field service operations within Gerber Service will significantly enhance the support services component of this customer-orientated distribution business.

     Strengthen Supply Chain Operations

Spandex believes that the fundamental changes in the sign making and specialty graphics industry require it to continue to focus on lowering its costs. In recent years, the softening of the European economy has tempered demand for capital equipment and associated aftermarket consumables. In addition, there has been a steady transition to lower-priced aftermarket supplies. To compete in these market conditions, Spandex seeks to achieve efficiencies by implementing SAP to optimize its supply chain and inventory management, modernize operations and logistics, centralize purchasing, and leverage the Company-wide shared services opportunities. As of April 30, 2004, eight Spandex subsidiaries were using SAP. Four SAP implementations are planned for fiscal 2005, with the remaining Spandex subsidiaries scheduled to complete implementation in fiscal 2006. Spandex is also working with GSO to coordinate Spandex's purchases of equipment and aftermarket supplies from major suppliers and to optimize freight costs and response time.

     Expand Share of Aftermarket Materials Market

Spandex is pursuing a strategy to expand its share of the market for digital materials and other aftermarket consumables. Ultramark, a wholly-owned manufacturer of calendered vinyl materials, has augmented digital material offerings.

     Expand Geographically

Spandex's revenue is primarily generated by sales in Europe, which accounted for 77 percent of Spandex's revenues in fiscal year 2004. To take full global advantage of developing markets, Spandex is assessing opportunities for growth in Asia. Spandex plans to enhance its position in Eastern Europe as more countries join the European Union.

Distribution Relationships

Spandex acts as a distributor, in some instances on an exclusive basis in certain territories, for a number of different equipment and aftermarket consumables suppliers. These suppliers place a high value on the reach of Spandex's distribution network and its capabilities. Many of these suppliers also employ direct sales forces, which can lead to competition with Spandex's products.

Raw Materials

Spandex sources critical products from various suppliers and through OEM arrangements. Thermal transfer foils are supplied by Kurz in Germany, vinyl materials are primarily sourced from 3M and Avery, and certain ink jet printers are sourced from Mutoh.

Competition

As the only provider of a comprehensive suite of equipment, materials, and services, Spandex historically has faced limited direct competition. Competitive conditions have increased significantly in recent years, however, as more companies market vinyl materials and as price and delivery times have evolved as key competitive criteria. Spandex competes today with large commodity distributors, including Paperlink and Antalis.

APPAREL AND FLEXIBLE MATERIALS

Overview

Gerber Technology ("GT"), the business within the Company's Apparel and Flexible Materials operating segment, offers a leading brand of integrated software and hardware automation systems for the sewn products and flexible materials industries. These systems automate and significantly improve the efficiency of information management, product design and development, and pre-production and production processes. GT offers specialized solutions to a variety of end-user markets, including apparel, retail, transportation interiors, furniture, composites, and industrial fabrics.

GT offers a comprehensive suite of products that can be used in an integrated platform throughout the entire design and manufacturing process, including:

  product data management ("PDM") software, which is used to facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials' designers, raw materials suppliers, makers of the materials, brands, and retailers;
  conceptual design, advanced computer-aided design ("CAD") pattern-making and marking/nesting software;
  pattern design digitizers and large format plotters;
  computer-aided manufacturing ("CAM") material spreading and single- and multi-ply cutting systems;
  spare parts and consumable materials; and
  comprehensive support and maintenance services for its software and equipment.

The table below indicates the percentage of GT's fiscal year 2004 orders for new equipment and software derived from each of the principal industry segments that make use of GT's products:

Segment	% of FY 2004 Orders
Apparel and retail	69%
Industrial fabrics and composites	12%
Transportation interiors	10%
Furniture	9%

GT has over 15,000 customers worldwide, including the market leaders in each of the four key industry segments it serves. GT's ten largest customers each average less than 10 percent of segment sales in a given year.

Although technological developments have significantly reduced design times and other aspects of the apparel and flexible materials production process, there have been no comparable improvements in sewing systems to join fabrics. As a result, the manufacture of garments, a labor intensive process, has shifted to countries with lower labor costs. Most flexible materials manufacturing operations have migrated from the United States to countries and areas such as China, India, Turkey, Vietnam, Sri Lanka, Bangladesh, Mexico, and Central America. Western Europe has also experienced a significant shift of its apparel production to Eastern European, Asian, and Middle Eastern markets. According to industry analysts, United States manufacturers now produce less than 30 percent of apparel sold in the United States. The expectation of these analysts is that over the next few years the remaining manufacturers in the United States will limit their production to items requiring specialized fabric or shorter runs for just-in-time delivery and to accommodate niche markets.

There has been a slower rate of automation in the lower labor cost countries to which apparel and flexible materials production has migrated, creating an automation lag, which is the time differential between manual labor intensive manufacturing and the eventual investment in equipment that eliminates labor intensive processes. The automation lag is beginning to disappear in China, Turkey, Mexico, and Central America, but persists in most other growth markets. There have been a number of reasons for the lag, the most important of which is the relatively large initial investment required, coupled with the uncertainty of the forthcoming phasing out of trade quotas.

The slower rate of automation has had a negative effect on GT's operating results over the past several years. This effect has been exacerbated by the weak economic conditions in developed markets, particularly the United States, although conditions have improved from the prior year. At the same time, the developed markets have been characterized by the shift of market share to discount retailers from traditional distribution channels, such as department stores and specialty retailers, resulting in pricing and margin pressure on apparel manufacturers.

A number of developments are expected to hasten manufacturing outsourcing, cause consolidation among garment makers, and increase demand for automated equipment and knowledge sharing technology as manufacturers seek to capture the savings in the cost of production. The World Trade Organization ("WTO") will phase out trade quotas by January 1, 2005, although some quotas between the United States and certain countries could be re-instituted as emergency trade control measures until 2008. China's export and domestic textile and apparel manufacturing is estimated to grow by 18 percent annually over the next five years. In addition, there is a trend among retailers to utilize a "full package" sourcing model for their products, which requires offshore garment manufacturers to handle more front-end design work, develop samples, and source raw materials. Automation will be spurred by retailer and brand demands for quality products, reduced output costs, and increased volume. These developments will provide increasing opportunities as the automation lag disappears.

Products

GT's products assist in, and accelerate, the coordination of product development, design, costing, manufacturing, and merchandising, and increase product quality and reduce staffing needs and time-to-market. GERBERsuite®, a comprehensive, integrated suite of hardware and software products, includes systems and computer software for production planning, design, pattern development, costing, cut planning, marker making, fabric spreading, cutting, and sewing floor automation.

Software

GT's software products and subscriptions add value to customers by providing a regular flow of new updates, easily accessible through Internet downloads via GERBERnet. During fiscal 2004, GT enhanced software security measures to protect intellectual property. The following is an overview of GT's more significant software product lines:

     Product Data Management Software

Product data management ("PDM") software systems reduce lead times, increase the accuracy of prototyping, and improve the quality of information flow along the production chain. In light of the greater extent to which design and manufacturing processes are occurring at geographically separate locations, PDM software offers increasingly important advantages, including a reduction in the margin of contractor error and in delivery delays, increased product quality, and, perhaps most important, getting products to market more quickly, which is of critical importance in the apparel industry with its increasingly shorter fashion cycles. GT's PDM product lifecycle management software has been adopted by over 1,000 customers who use more than 12,000 software seats. GT continues to enhance software offerings, such as the upgraded WebPDM™ V4. WebPDM Version 4.1 was released in April 2004 and provides enhancements to manage more effectively the challenge of offshore sourcing and manufacturing.

     Conceptual Design Software

Developed in coordination with third-party supplier Browzwear, AccuMark™ V-Stitcher is a 3-D visualization solution that allows true-to-life garment design, fitting, and merchandising. The product allows users to streamline their product development process, share designs over the Internet, and reduce the number of physical samples that need to be created prior to finalizing a production model. AccuMark V-Stitcher links to GT's AccuMark PDS application via an exclusive GT software interface.

Fashion Studio is a leading conceptual design software system, developed by Nedgraphics, a third-party supplier. It enables the designer to sketch or scan styles and conceptualize potential designs using an array of electronic tools and color palettes. The software also enables the design of custom fabrics, allowing the rework of prints on screen, and permits users to create catalogues and perform other merchandising functions.

     CAD Pattern-Making and Marking/Nesting Software

GT's pattern-making and marking/nesting software automates the design, pattern-making, pattern-grading (sizing), and marker-making functions. AccuMark is the standard for pattern design, grading and marker-making/nesting in the apparel, transportation interiors, furniture and industrial fabrics, and composites industries. AccuMark pattern design and grading software is used to draft and digitize new patterns and replicate existing garments. In addition, the software enables the automatic generation of markers that maximize the efficiency of material utilization, prior to the cutting process.  AccuMark V8, the latest product release, enhances productivity, simplifies data conversion operations, and improves data reliability across networks. Currently, more than 11,000 of GT's customers and over 500 educational institutions worldwide utilize the AccuMark software, with a total of 32,000 software seats across multiple industries. The degree of CAD system penetration is a key performance measure in GT's industries, as historically over 95 percent of customers who buy a CAD system eventually buy cutting systems from the same manufacturer.

Plotters

Once a design is complete, GT's plotters are used to draw designs on industrial-width paper, to be placed on fabric or other materials in preparation for cutting. GT currently markets the Infinity™ family of thermal ink jet printers, which are designed in coordination with Hewlett-Packard, and a range of pen plotter systems. In April 2004, GT announced the introduction of the Infinity AE to Chinese markets. GT designed and engineered the Infinity AE, a state-of-the-art ink jet plotter, at its world headquarters in the United States, and produces it locally in China for Chinese markets.

CAM Material Spreading and Cutting Systems

GT's spreading and cutting products are designed to reduce previously labor intensive functions, material waste, and assembly error.

GT's Synchron™ line of GERBERspreaders™ deliver tension-free spreading of materials at speeds of up to 100 meters per minute (110 yards per minute). Its GERBERsaver™ Flaw Management System is available as an option to help maximize material utilization during the spreading process. During fiscal 2004, GT introduced the InfoMark™ Synchron, the world's only integrated system for automatic printing, positioning, and application of labels during the spreading process.

GT's cutting systems enhance cutting room efficiency by accurately cutting parts out of single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass, and advanced composites, quickly, efficiently, and with more precision than the traditional methods of hand or die cutting. Its single-ply GERBERcutters®, which are generally used in industrial applications, can quickly and accurately cut a wide variety of materials. Its medium- and high-ply GERBERcutters are designed to cut up to 7.2 centimeters (3 inches) of compressed fabric height. All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for maximum quality and output and "Zoned Vacuum Intelligence" to hold material firmly in place to improve cut quality and reduce overall power consumption. GT also markets its Taurus™ automated leather cutting system with hide scanning, flaw capture, and multiple nesting package capabilities. During fiscal 2004, GT released the new Taurus XD and Taurus XM models. Taurus XD is a dual-station, full hide leather cutting system, while the Taurus XM is a single-station, full hide leather cutting system.

Strategy

The ongoing migration of flexible materials manufacturing operations to lower labor cost areas, and the persistence of the automation lag, are expected to provide GT with continuing growth opportunities. GT views the growth market countries in Turkey, in Asia, particularly China, and in Mexico and Central America as the source of significant future opportunities. The principal components of GT's business strategy include the following:

     Expand in Growth Markets

GT will continue to expand and invest in areas of growing apparel production such as China, Turkey, India and other parts of South West Asia, and Mexico and Central American regions. GT's management believes that these markets will be the primary source of additional GT revenue for the foreseeable future. GT plans to pursue continued investment in growth market manufacturing in China, in technology and engineering, and in sales and service. An automation lag remains despite the increase in manufacturing outsourcing to growth market countries and the continued increase in domestic apparel consumption and production. The persistence of this lag represents an opportunity for GT, particularly as competition intensifies within and among the lower labor cost garment manufacturing countries. Even in low labor cost areas, the ease with which garment manufacturing operations can be relocated from country to country contributes to the inevitability of automation, with its savings in fabric, elimination of production bottlenecks, and improvement in quality, to compete in a quota-free, global market.

China is the world's largest apparel producing nation and the fastest growing market. China apparel production, currently estimated at $115 billion, is expected to grow at a rate of 18 percent per annum over the next five years. China exports are expected to represent nearly 50 percent of world apparel trade by the year 2010. There are over 40,000 sizeable garment makers in China. To match the market's demand, GT has 21 sales and service locations (including seven independent agents) within Greater China and anticipates opening two additional offices in fiscal 2005. To date, GT has an installed base of products amounting to approximately $135 million in Greater China, with more than 1,500 customers operating more than 5,000 systems and workstations.

GT has identified India, where it has over 380 customers, as another important growth market. A $6 billion industry today, India's garment exports are expected to grow at a very rapid rate in the coming years. GT has a presence in India through its agent, India Industrial Garment Machines Pvt Ltd., which has nine sales and service offices around the country. From its regional headquarters in Bangalore, India, GT provides sales, consulting, and technical support operations in Sri Lanka, Bangladesh, Pakistan, the United Arab Emirates, Kenya, Mauritius, Madagascar, and South Africa. Apparel exports from South West Asia, the Middle East, and sub-Saharan Africa total approximately $20 billion and, fueled by the elimination of quotas on textile and apparel imports as of January 1, 2005, are expected to continue growing. The largest exporters of apparel in this region are India, Bangladesh, Sri Lanka, and Pakistan.

In Mexico and Central America, GT has two direct offices and nine independent agents. GT provides approximately 60 percent of all CAD/CAM systems installed in Mexico and more than 60 percent of the systems in Central America.

GT's management believes that the opportunities in the growth market countries are not limited to the developments in their apparel industries. The manufacture of transportation interiors is becoming more significant in these markets, as automobile companies, in particular, establish local manufacturing operations to address domestic growth opportunities. Another important development is a trend toward production of cut-and-sewn kits in upholstered fabric and leather furniture markets for export to the developed countries for final assembly. Composites and technical textiles also show growth in these markets as companies license foreign manufacturers to comply with local content requirements. Smaller companies in these market segments in the developed countries are increasingly able to afford automation.

Consistent with its strategy to expand in growth markets, GT is developing a number of products for specific regional markets to optimize manufacturing efficiencies. As of April 2004, GT announced its first product manufactured in China. GT designed and engineered the Infinity AE, a state-of-the-art ink jet plotter, at its headquarters in Connecticut and built it locally in China. GT plans to launch additional products manufactured in China for the local market during fiscal year 2005.

     Leverage Positions in North American and European Markets

GT seeks to leverage its North American leadership position with its domestic presence and to build on prior years' restructuring efforts to maintain profitable operations in Europe. GT will continue servicing its installed base and look for new opportunities to develop its key account relationships in North America and Europe. Although GT recognizes the migration of apparel manufacturing to the identified growth markets has displaced opportunities in North America and Europe, these markets still represent a significant portion of recurring business, including software subscriptions and sales of aftermarket materials. In addition, the North American and European markets generate new demand for GT products, such as apparel design, development and PDM software, and GT's industrial software and hardware solutions including its leather cutting systems. Regional markets outside of the identified growth markets remain important to retailers and brands, as these markets provide a regional production source where demand can be filled in a timely manner, though at a higher cost.

     Invest In and Expand Aftermarket Revenue

GT's strategy is to invest in and expand the aftermarket revenue stream by leveraging the comprehensive capabilities and infrastructure of the Gerber Service organization. In particular, GT will look to increase its software subscription penetration and internally manage hardware aftermarket revenue from its existing customer base and in growth markets. GT also has been pursuing more advantageous raw material supply arrangements through shared services. GT offers customers technical support, a full technical library, and software upgrades through its GERBERnet Internet portal, and will continue to expand and enhance its range of web-based customer services.

Distribution

GT's products are sold through its worldwide direct distribution and service network (which accounted for roughly 63 percent of fiscal year 2004 revenue) and through independent agents and distributors in a total of 117 countries. GT's management recognizes that employing a direct sales model in certain regions would likely increase its overall direct revenue, but believes that GT's long-standing agent and distributor network, staffed with knowledgeable individuals who speak the local language and understand the particular challenges and opportunities of their markets, represents an asset in these markets.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts, and equipment, from numerous suppliers. Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing. In some cases, GT uses only one source of supply for certain materials, but to date GT has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect GT's business. GT's management believes that, if required, it could develop alternative sources of supply for the materials it uses. In the near term, GT's management does not foresee that the potential unavailability of materials, components, or supplies from any particular supplier would have a material adverse effect on its overall business.

Competition

GT is a leading worldwide brand within the apparel and flexible materials market for computer-controlled material cutting systems, PDM and pattern-making software, and grading and nesting software.  GT faces intense competition in each of these product areas, including from certain companies from Europe, such as Lectra and Assyst-Bullmer, and in Japan, such as Takatori and Toray, which are significant suppliers in their respective regions. However, GT believes that only Lectra has a product range and breadth of distribution network that is comparable to GT's. This capability enables GT to compete on a global basis and support key international accounts as they shift production and sourcing activities around the world.

Backlog

The backlog of orders considered firm within the Apparel and Flexible Materials operating segment at April 30, 2004 and 2003 was $31.0 million and $26.2 million, respectively. All of the backlog at April 30, 2004 is scheduled for delivery in fiscal year 2005.

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

As discussed above, members of the WTO have agreed to eliminate quota restrictions on textile and apparel imports as of January 1, 2005. However, a special textile safeguard was included as part of China's accession to the WTO that allows other WTO members to re-impose quotas on Chinese imports through 2008. The United States Department of Commerce has published procedures the United States will use to implement this safeguard. These procedures differ from other major United States trade remedies in that they will allow component producers, such as textile companies, to file petitions requesting quota restrictions on a finished product, such as apparel. Other major trade remedies allow only the producer of a "like product" to petition for relief. Therefore, it is likely that the textile companies will petition for import relief even if new quota restrictions are not supported by the apparel producers and retailers, which have been increasingly moving their operations offshore.

United States textile and apparel companies have focused in recent years on structuring the quota and tariff benefits of regional trade arrangements, such as the North American Free Trade Agreement and the Central America Free Trade Agreement, to favor production using United States components. For much of the past decade, these arrangements resulted in Mexico, Central America, and the Caribbean nations being the top apparel suppliers to the United States market, despite lower labor costs in Asia. However, as the quota restrictions are eliminated, Asian countries, including China and India in particular, can be expected to gain additional global market share. It is not possible to predict what effect, if any, these regulatory developments may have on GT's business.

OPHTHALMIC LENS PROCESSING

Overview

Gerber Coburn Optical ("GC"), the Company's Ophthalmic Lens Processing operating segment, is the world's leading provider of computer integrated optical lens processing systems. GC designs, produces, markets, and supports equipment software and supplies used in surfacing prescriptions in lens blanks, coating lenses, and machine lenses to fit patient frames and is a global market leader in its roughly $630 million industry. GC's equipment, software, consumables, systems, and accessories are utilized in all aspects of processing both single- and multi-vision prescription eyewear. GC's product offerings include the components required to process an entire prescription, including computerized prescription entry, lens blocking and surfacing, lens fining and polishing, lens cleaning and scratch-resistant coating, lens edging, and lens inspection equipment. The individual systems can be used with other manufacturers' equipment or can be combined in a complete system managed by GC's processing software. GC also provides maintenance services for a substantial portion of the systems it sells and derives additional revenues from the sale and distribution of spare parts and aftermarket consumables such as surfacing and fining pads, tinting chemicals, scratch-resistant coatings, and miscellaneous tools. GC sources consumables from third-party suppliers and performs certain value-added operations prior to sale.

The worldwide market for eyewear and eye care goods is estimated to be approximately $53 billion currently, with the United States representing the largest market at approximately $23 billion. The percentage of eyeglass-wearers differs markedly in the various geographic areas. In the United States, it is roughly 60 percent; in Europe, including Central and Eastern Europe, 37 percent; and in other areas of the world, 17 percent. Historically, outside of North America and Europe, there has been little demand for GC's products because of the absence of sufficient eye care infrastructure, including eye care practitioners prescribing complex lenses. Lenses that need only one correction, for nearsightedness or farsightedness, typically do not need to be processed on equipment such as that offered by GC, with the exception of GC's edging equipment. As worldwide eye care infrastructure improves, however, these other geographic markets represent a growing base of consumers who are expected to increasingly purchase more sophisticated eyewear.

GC's customer base consists of:

  wholesale optical lens production laboratories;
  retail eyewear chains and central processing laboratories; and
  independent eye care practitioners, consisting principally of eye care professionals such as ophthalmologists, optometrists, and opticians, who perform some of their own in-office lens processing.

The composition of GC's customer base varies in the different geographic markets. Customers in the European and Japanese markets, like those in the United States, include optical retailers (who are not as prevalent as in the United States), wholesale laboratories, and independent eye doctors. The central processing laboratories in European and Japanese markets are primarily large laboratories owned by the lens manufacturers. In recent years, the United States ophthalmic lens industry has been characterized by acquisition and consolidation of independent wholesale laboratories.  Leading lens manufacturers such as Essilor International, Hoya, and SOLA International, seeking to enhance their distribution systems to eye care professionals, have been acquiring previously independent wholesale laboratories. GC's principal customer base historically has consisted of retail eyewear chains, eye care professionals, and smaller independent wholesale laboratories, because GC product offerings have been sized and specifically designed to serve the smaller volume laboratories more cost effectively. GC has new products in development focused towards the larger laboratories.

According to Essilor International, the worldwide ophthalmic lens market has a long-term growth rate of about four percent per year, which reflects both volume growth and product-mix growth. The volume growth is being fueled by the aging of the population, unfulfilled needs, particularly outside the United States and Western Europe, and rising living standards. The population aged over 45 is expected to represent 31 percent of the total population by the year 2025. At age 45, presbyopia, a visual condition characterized by loss of elasticity of the lens of the eye causing defective accommodation and inability to focus sharply for near vision, is inevitable. As a result, nearly 95 percent of people over age 45 require some form of corrective eyewear. The product-mix growth reflects an increased consumer interest in premium lenses, such as polycarbonate (shatter resistant) lenses and high-index materials for making thinner, lighter, and more transparent lenses, with greater ultraviolet protection, anti-scratch resistance, and progressive lenses, such as no-line bifocals.

To date, advances in corrective laser surgery do not appear to have dampened the demand for eyeglasses. The number of LASIK (Laser in-situ keratomileusis) procedures is reported to have soared in the 1990's and peaked in 2001 at 1.8 million. Procedures have subsequently contracted because of consumer fear and evidence of side effects. There are approximately 167 million people with refractive vision conditions in the United States, so that, even at its peak, the total population receiving this treatment was only one percent. Wavefront technology, a powerful diagnostic technology, offers the promise of giving eye care professionals a new window into the imperfections of the human eye, enabling the customization of laser treatments to yield unparalleled results. However, GC's management does not believe LASIK surgery presently poses a threat to its business for several reasons:

  Most people who have had the surgery have been contact lens wearers.
  Typically, LASIK corrects either far- or near-sightedness, but not both conditions. As disclosed above, GC's products are designed for lenses with sophisticated compound curves. Its products are generally not needed for single vision corrective lenses, which currently represent approximately 52 percent of the total corrective lens market.
  LASIK cannot yet reduce the impact of aging on the eye, such as the occurrence of presbyopia.

An estimated 90 percent of the current world market for corrective lenses is a replacement market, with an average three-year frequency cycle. However, this cycle is very much dependent on overall economic conditions. When general economic conditions are weak, eyeglass wearers tend to postpone visits to their eye care professionals and defer eyeglass purchases or they choose replacement lenses for their current eyeglasses instead of a new pair of eyeglasses. This has adversely affected prescription volumes for spectacle lens eyewear and increased competitive pricing pressures, negatively affecting GC's sales of capital equipment products and aftermarket consumables over the past few years. Although GC believes that economic business conditions will improve, industry data do not yet indicate a steady trend of growth within the ophthalmic market.

Products

GC's products reduce the time and steps needed to process complex lens prescriptions. The benefits of GC's comprehensive solutions include:

  a reduction of production steps;
  lower manufacturing costs per square foot;
  a reduction in staffing needs;
  minimal optical knowledge required by laboratory staff;

  a clean work environment;
  a reduction in lens breakage;
  improved lens quality;
  a reduction in staff training cycles;
  a reduction in operating errors; and
  elimination of toxic metals and coolants.

Software

GC's software is the backbone of GC's comprehensive solutions, especially for small laboratories. From simple remote tracing with GC's Innovations™ Lite software to a more comprehensive software package such as its Innovations Standard software, GC can provide prescription calculation software necessary to run an optical laboratory. GC provides on-site software installation, training, and support.  This level of service has been augmented recently with the integration of GC into the Gerber Service initiative.

Equipment

Prescription lenses are generally processed in two ways. One method entails the use of a "stock lens," with the patient's prescription already existing on the lens that is finish "blocked." Blocking is a process that orients the lens curve to match the prescription. A block, which is a tool used to hold the lens during processing, is then attached to the lens. The shape of the frame has been "traced" in a tracer which digitizes the measurements and then communicates them to an edger. This blocked lens is then "finished," or edges are machined, to match the shape of the frames.

The other method starts with a semi-finished lens blank. The blank is surface blocked and has a curve "generated," or cut into the lens by a generator, on the backside to correspond to the already existing front curves to create the desired prescription. A generator is a computer numerically controlled machine that uses logarithms to calculate the tool path required to generate the curve. This process can create single vision or multi-focal lenses. The lens generating process creates a lens that is not optically clear. This "cut" lens is put through a fining and polishing process. The fining and polishing process uses abrasive pads and polish to smooth cutting marks out of the lens. The lens is then de-blocked and ready for coating or finishing.

GC's equipment offerings consist of surfacing equipment (such as blockers and generators), finers and polishers, finishing equipment (such as tracers and edgers), cleaning and coating equipment, and lens inspection equipment.

     Surfacing Equipment

GC offers a range of surfacing equipment that uses computer control to create precise curves on the lenses. GC's lens surface generator offerings include products for high-, mid-, and low-volume manufacturing environments as well as a generator for glass and other lens materials. GC also offers blocking products designed for high throughput manufacturing environments. In addition, GC sells its Gemini™ lens processing system, which is composed of two primary components, the Hexapod and the Clarifyer.  Gemini eliminates hard laps and polish from the lens surfacing process and produces a more exact patient prescription. During fiscal 2004, GC added the alloy AcuBlock™ Eclipse Surface Blocker™ to its comprehensive line of digital lens layout blocking systems.

     Finers and Polishers

The fining process involves the use of abrasive pads to smooth cutting marks out of the lens and polishing involves the use of a liquid slurry to polish the lens to an optically clear finish. Through the use of microprocessor programming, GC's systems automatically select the best processing times and pressures for all lens materials including CR39, polycarbonate, high-index, and glass. The degree of precision is supported by a mechanical design that provides optimized fining and polishing orbits and durability for a long production life. Although GC's current product offerings address the needs of customers in each of its market segments, GC seeks to develop new products, particularly to meet the needs of high volume laboratories.

     Coating Equipment

GC's environmentally-friendly, scratch-resistant coating process eliminates waste and reduces operator exposure to coating materials. During fiscal 2004, GC released the HRC-180 Coater. Designed to meet the needs of wholesale laboratories, the high throughput HRC-180 is a self-contained, fully automated system for the application of high-performance, scratch resistant coating to all types of plastic and polycarbonate lenses.

     Finishing Equipment

GC sources most of its lens finishing products from Essilor International and through this relationship offers a wide range of finishing equipment. GC's finishing products are designed to meet the needs of ophthalmic laboratories of all sizes and production levels. During fiscal 2004, GC launched the Esprit 3D Lens Finishing System for international markets. Within the finishing equipment market segment, the edger business is very competitive internationally. There are several strong companies from Japan, France, and Spain who participate in this segment. During May 2004, GC announced the addition of the Titan™ Pick and Place automated edging system to its finishing product line. Consistent with GC's strategy to develop innovative products for the wholesale laboratory, the Titan Pick and Place combines a robotic pick and place device with its industrial Titan edger to create an automated edging solution that is targeted at medium-size to large wholesale laboratories.

     Lens Inspection Equipment

Lens inspection equipment is used to test the quality and accuracy of the lenses produced. Certain lens inspection equipment, such as the recently released Dimetrix Lens Inspection and Finish Blocker, also block the lens. Co-developed with Visionix, Ltd. Jerusalem, Dimetrix supports the streamlining of lens processing by combining automatic finish blocking and lens power inspection into one device.

     Full Service Laboratory Equipment

GC also sells a complete ophthalmic lens processing system, Premier Lab™. Premier Lab is a compact, full service laboratory for processing CR39, high-index, and polycarbonate lenses. A Premier Lab includes a frame tracer, a blocking system, a surface generator, a finer/polisher, a coating system, and a finishing system.

Strategy

GC's business strategy emphasizes the need to update continuously its product offerings to keep pace with technological advances that further streamline ophthalmic lens processing, and to ensure that its products are aligned with evolving market needs. GC also plans to continue developing strategic alliances and responding to key industry trends and developments described in the "Overview" above.  The principal components of GC's business strategy include the following:

     Strengthen and Broaden Product Offerings to Expand Market Participation

GC has identified market opportunities in a number of areas, including larger optical laboratories that have become increasingly important as a result of industry consolidation, and seeks to capitalize on these opportunities through a combination of internal product development, strategic alliances, and distribution arrangements with third-party suppliers and manufacturers to supplement GC's offerings. GC believes that its products provide the automation and process simplification that meet the needs of large wholesale laboratories.

Although GC's historic focus has been on retail eyewear chains, smaller optical laboratories, and eye care professionals, GC is seeking to expand sales to the large laboratory and leading high-volume lens companies to take advantage of industry consolidation and the increase in market share captured by the larger retail chains. This strategy requires GC to enhance its product line with new products oriented towards these segments of the market. GC's current product development efforts targeted toward the large laboratories and high volume production facilities include a full range of products for surfacing and coating lenses.

The major lens manufacturers are implementing centralized purchasing initiatives and dealing with fewer third-party equipment and aftermarket materials suppliers in an effort to ensure quality control and consistency. GC has focused on the leading lens companies as a key to increasing its market share in the larger wholesale laboratory market segment. These relationships are intended to enable GC to become a leading equipment supplier to the larger laboratories.

GC will continue to dedicate significant resources to serving eye care professionals and smaller laboratories. GC's strategy is to supplement and strengthen its core product lines to incorporate or introduce the latest technological innovations into products to be sold at prices these customers consider attractive. GC also plans to market small volume, low cost laboratory solutions to growth markets.

GC offers a wide range of lens processing supplies for every aspect of the lens manufacturing market, which GC estimates at greater than $5 billion worldwide, including surfacing pads, fining pads, cutters, and blocks. GC believes that its large installed base of products, involving over 7,000 customers in approximately 75 countries, provides it with a significant opportunity to increase its aftermarket consumables business through expanded product offerings.

GC is also seeking to capture greater market share with its emerging finishing business through expanded product offerings, new sales resources, and increased geographic reach. The finishing sector, with an estimated market of $264 million, is the largest segment of the $630 million ophthalmic lens processing industry.

     Reduce Manufacturing Costs Through Shared Services

GC's industry is characterized by large customers and suppliers that can obtain favorable pricing terms.  GC is seeking to reduce manufacturing costs to mitigate the effects of this pricing pressure. GC expects that it should realize operating efficiencies and reduced manufacturing costs following its adoption in fiscal year 2004 of the Company-wide shared services model. Cost savings from lower workforce headcount and lower overhead through facility consolidations are expected to result in lower product costs. These consolidations include the relocation of GC's Muskogee, Oklahoma production operation to other United States locations, which was announced in June 2004, and the planned relocation during fiscal year 2005 of GC's South Windsor, Connecticut facility to an existing facility.

     Enhance Global Company Efforts

GC believes that the growth market countries in Eastern Europe, Asia, and Latin America represent an important revenue opportunity for GC. These markets are beginning to develop the infrastructure to perform sophisticated eye exams of a mature middle class market. Doctors in these markets typically dispense single vision glasses that utilize a glass lens rather than the more advanced multi-focal polycarbonate and high-index plastic lenses. GC believes that, as these markets develop, doctors will begin to prescribe complex prescriptions that require processing, and eyeglass wearers will demand more sophisticated amenities, such as polycarbonate lenses and anti-reflective coatings, as well as multi-focal lenses that require surfacing.

GC plans to leverage the global service capability of Gerber Service. Through Gerber Service, GC is able to provide a higher volume of on-site installation, training, and support for more regions worldwide. Gerber Service has over 400 technicians, application specialists, and call center caregivers to meet customer needs.

To support its marketing initiatives in growth market countries, GC also can take advantage of the Company's existing facilities and engineering and supply chain management to lower its cost of entry into these countries. GC's equipment, which employs sophisticated software that automates and integrates the lens processing process, can be operated by laboratory staff having relatively minimal optical knowledge, compared to the training required to operate less sophisticated equipment.

Distribution

GC primarily distributes products directly and through independent agents in South America. GC participates in industry trade shows in the United States and Europe, which are a significant source of new sales.

Raw Materials

GC purchases materials from numerous suppliers. Many of these materials are incorporated directly into GC's manufactured products, while others require additional processing. In some cases, such as its purchase of patternless edging solutions from Essilor International, GC uses only one source of supply for certain materials or OEM products. GC has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect GC's business. GC's management believes that, if required, it could develop alternative sources of supply for the materials it uses. In the near term, GC's management does not foresee that the unavailability of materials, components, or supplies from any particular supplier would have any material adverse effect on its overall business.

Competition

GC believes that it is the largest worldwide supplier of ophthalmic lens processing systems. GC believes that the combination of its technological leadership and strategic alliances and distribution arrangements has enabled it to become the largest supplier of computerized surface blocking and lens generating systems to the smaller laboratory segment. GC's principal competitors in sales to the larger laboratory market segment in Europe and Japan are LOH Optical Machinery, Inc. and Schneider GmbH and Co. KG. GC believes that it has the second largest market share worldwide in fining and polishing equipment and aftermarket materials.

Backlog

The backlog of orders considered firm within the Ophthalmic Lens Processing operating segment at April 30, 2004 and 2003 was $4.4 million and $3.3 million, respectively. Substantially all of the backlog at April 30, 2004 is scheduled for delivery in fiscal year 2005.

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

EMPLOYEES

As of April 30, 2004, the Company had approximately 1,980 full-time employees. With the exception of Gerber Technology's Ikast, Denmark facility, which had approximately 67 full-time employees, the Company is not subject to any collective bargaining agreements.

RISK FACTORS

Our business is subject to a number of risks, including those discussed below.

Company-Wide Risks

If we are unable to continue to develop and commercialize new technologies and products, we may experience a decrease in demand for our products or our products could become obsolete.

Each of our business units operate in highly competitive industries. Our Sign Making and Specialty Graphics and Ophthalmic Lens Processing operating segments are also subject to rapid technological change. Our management believes that the Company's ability to develop or acquire new technologies is crucial to our success. We may not be successful in enhancing existing products or developing or acquiring new products and technologies that will receive desired or expected levels of market acceptance. In addition, new products must respond to technological changes and evolving industry standards. Our operating results could be adversely affected if we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if our products are introduced late to the market, thereby resulting in missed opportunities in dynamic, fast-moving markets, or do not achieve market acceptance.

New product introductions in future periods may also affect the sales of existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customers' demands.

Delays in product development and introduction could adversely affect the operating results of Gerber Scientific Products and Spandex. The failure of these businesses to respond effectively to the continuing transition of sign shops to lower-cost ink jet imaging systems, calendered vinyls, and digital media systems, and delays in product introductions at GSP and the time to reengineer Spandex through GSO's objectives may lead to a loss of market share that may be difficult to recapture.

Local competitors have developed products for sale in Gerber Technology's identified growth markets.  A delay by GT in introducing products of its own in these markets may result in a loss of market share or affect GT's ability to achieve market penetration in accordance with its strategy.

Delays in product development could disrupt Gerber Coburn's current plans to capture increased business from the higher-volume wholesale optical lens production laboratories and make it more difficult to respond on a timely basis to competitors' product introductions.

Our businesses could suffer as a result of a manufacturer's or supplier's inability to supply us with systems, parts, or aftermarket consumables on time and to our specifications.

Some hardware and aftermarket consumables products are manufactured to our specifications by both domestic and international manufacturers or suppliers. The inability of a manufacturer or supplier to ship such products in a timely manner or to meet our quality standards could cause us to miss our customers' delivery date requirements for those items, which could result in the cancellation of orders, refusal to accept deliveries, lost customers, or a reduction in purchase prices, any of which could have an adverse effect on our operating results and financial condition.

Our product development efforts generally have longer-term timetables, on occasion necessitating entering into original equipment manufacturer ("OEM") arrangements to augment our product lines.

We are continually in the process of developing new and enhanced products in an effort to develop incremental sales and improve gross margins. Our industries are highly competitive and subject to significant and rapid technological change. There are periods when revenue growth depends on outsourcing arrangements with OEMs to augment product lines. If OEMs are not able to supply products reliably, timely, or at a competitive cost, our business may suffer. Further, the gross margins associated with sales of OEM products tend to be lower than those associated with internally developed products.

We are subject to risks as a result of international operations.

Our export sales have generally been made in United States dollars, except for certain products and territories, principally Western Europe, where our sales are in local currencies. Approximately 67 percent of our revenues generated were by the international operations of our principal business units in fiscal 2004.

An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We have a program to hedge our currency exposure associated with anticipated foreign currency cash flows. Our hedging strategy may not be successful, and currency exchange rate fluctuations may have a material adverse effect on our operating results.

We expect that revenue from international markets will continue to represent a significant portion of our total revenue. It is costly to maintain international facilities and operations, promote our brand names internationally, and develop localized systems and support centers. Some of the risks that we face as a result of our international presence include:

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

Part of our strategy over the last few years has been to expand our worldwide market share and decrease costs through strengthening our international distribution network and, to some extent, sourcing materials locally. We continue to consider the location of production facilities closer to end-use customers in international markets. This strategy may heighten the potential impact of certain of the foregoing risks.

Product liability claims could have an adverse effect on our business.

Like any other seller of manufactured products, we face an inherent risk of exposure to product liability claims if the products we sell cause injury. We have obtained primary and excess umbrella liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. We generally seek contractual indemnification from parties supplying our raw materials, component parts or products, but any such indemnification is limited, as a practical matter, to the credit worthiness of the indemnifying party. If we do not have adequate insurance or contractual indemnification available, product liabilities relating to defective products could have a material adverse effect on our business, operating results, and financial condition.

The intellectual property of our businesses, though protected by patents and trademarks, may be at risk when we manufacture at foreign locations.

As some manufacturing is shifting offshore, there is a risk of having patented products reverse engineered and rebuilt by a local competitor. In some countries, such as China, we cannot guarantee that our intellectual property rights will be protected. Management considers patents and patent applications collectively to be important to its operations and has established controls to help secure intellectual property.

Our businesses are subject to fluctuations in operating results because of general economic conditions, specific economic conditions in our industries, and other external forces.

Our businesses and operations could be affected by:

  changes in general economic conditions and specific conditions in our industries (which can result in the deferral or reduction of purchases by end-use customers);
  changes in the level of global corporate spending on our technologies related to such economic conditions;
  the effects of terrorist activity and international conflicts, which have led, and in the future could lead, to business interruptions and difficulty in forecasting;
  the size, timing, and cancellation of significant orders, which can be non-recurring;
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
  rising interest rates; and
  excess facilities.

At various times in recent years, markets for one or more of our main products have been characterized by falling prices, unstable exchange rates, weaker global demand, rising inventory, and shifting production bases. In this type of environment, our ability to maintain historic levels of profitability may depend to a great degree on our ability to reduce costs, including the costs of sourced materials, and manage the supply chain, increase productivity levels, reposition ourselves within higher value-added market segments, and establish a production presence in geographic areas outside the United States.

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

We depend on finished equipment, component parts, and other materials from our suppliers to manufacture and distribute the systems we sell. Each of our business units also relies on suppliers for the products it sells directly to its distribution networks. Fluctuations in the prices of such equipment, components, and materials, whether caused by market demand, shortages, currency exchange rates, or other factors, could adversely affect our cost basis for the production, delivery and/or maintenance of our products and, in turn, have an adverse effect on our operating results and financial condition.

If we do not generate substantial operating cash flow and realize cost savings from our shared services business restructuring plan, we will be unable to service our indebtedness and comply with our financial and operating covenants.

Our ability to make scheduled payments under our credit facilities and our other indebtedness and to comply with our financial and operating covenants will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings we anticipate will result from our shared services business restructuring plan. We may not be able to meet required payments of principal and interest under our indebtedness if we fail to have sufficient operating cash flow or to reduce costs as we anticipate. We also are subject to risks in connection with the refinancing of our existing indebtedness. Our credit facilities mature in May 2007. We may not be able to refinance our existing indebtedness and, even if we are able to do so, the terms of a refinancing might not be as favorable as the terms of the existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, our cash flow may not be sufficient to repay all maturing indebtedness at the relevant times. Failure to pay or extend the maturity of such indebtedness could result in our default under or acceleration of our other indebtedness. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Prevailing interest rates, our operating results and financial condition, our debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

Our indebtedness could adversely affect our financial health and ability to compete.

As of April 30, 2004, we had $59.0 million of total long-term indebtedness, including the current portion. Our indebtedness could have important consequences. For example, it may:

  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings will continue to be at variable rates of interest;
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;
  limit our ability to borrow additional funds in the future, if we need them, as a result of financial and other restrictive covenants in our indebtedness;
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
  place us at a competitive disadvantage relative to companies that have less indebtedness.

Financial and operating covenants in our credit facilities may restrict our business activities.

Our credit facilities contain operating covenants that significantly restrict our ability to engage in specified activities. These covenants include limitations on, among other things, our ability to make capital expenditures, incur additional indebtedness, liens, and contingent liabilities, sell assets, issue capital stock, make investments, and engage in hedging activities and transactions with affiliates, which could restrict our ability to pursue business initiatives or acquisition transactions. In addition, our credit facilities require us to meet specified financial tests and maintain specified financial ratios. Failure to meet any of the covenants could cause an event of default under, and accelerate payment of, some or all of our indebtedness, which would have a material adverse effect on us.

We face intense competition in each of our principal business units.

Although we are a pioneer and/or a leading company in each of our principal business units, competition has grown in recent years in each market segment in which we operate. Unless our business units can effectively implement their respective strategies to lower costs, enhance the rate of product development, stimulate revenue growth, expand the geographic reach of operations, and leverage their brand name and distribution networks, we may experience a decline in operating results and a deterioration of our financial condition.

If actual results or events differ materially from those contemplated by our management in making estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected.

The preparation of our consolidated financial statements and related disclosure in conformity with generally accepted accounting principles in the United States requires our management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report describes the significant accounting policies essential to preparing our consolidated financial statements. Additional information is provided in the discussion of our critical accounting policies contained in Item 7 of this annual report. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances. Actual future results may differ materially from these estimates.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002 and rules enacted and proposed by the Securities and Exchange Commission ("SEC") and by The New York Stock Exchange, could result in increased costs to us. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

Provisions in our charter and by-laws and in Connecticut law could discourage takeover attempts we oppose even if our shareholders might benefit in a change in control of Gerber.

Provisions in our charter and by-laws and in the Connecticut Business Corporation Act may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of Gerber would be beneficial to the interests of our shareholders. The charter and by-law provisions include a requirement that our board of directors be divided into three classes, with approximately one-third of the directors to be elected each year. This classification of directors makes it more difficult for an acquirer or for other shareholders to change the composition of the board of directors. In addition, the board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences, and rights of each series without shareholders approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of Gerber, or otherwise could adversely affect the market price of our common stock. Further, as a Connecticut corporation, we are subject to provisions of the Connecticut Business Corporation Act, which generally prohibits us from engaging in mergers and other business combinations with shareholders that beneficially own 10 percent or more of our voting stock and with their affiliates, unless our directors or shareholders approve the business combination in the prescribed manner. Our charter contains provisions that are generally consistent with these statutory requirements.

Risks Relating to the Sign Making and Specialty Graphics Business

GSP must enhance and diversify its product lines and accelerate the pace of new product development, or risk a loss of market share and declining operating results.

GSP must continuously enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective. GSP also must respond to sign shops' transition to lower-cost ink jet imaging systems, calendered vinyls, and digital media systems. Product development may be outpaced by advances in inks, substrate materials, or printhead technology that could alter what end-use customers deem to be the preferred equipment and, in turn, adversely affect the level of market acceptance of GSP's future equipment offerings.

If our powerful aftermarket suppliers decide to sell to our customers directly, our operating results would be adversely affected.

Most of our aftermarkets products are supplied on an OEM basis from large, powerful industry suppliers. Although we believe there are alternative sources of supply, we would need to compete with our current suppliers directly, which could harm our business.

The non-renewal by any of GSP's key United States distributors of its annual distribution agreement could adversely affect GSP's operating results.

Because of the significant percentage of GSP's revenues represented by its top 15 United States distributors, the non-renewal by any of these distributors of its annual distribution agreement could adversely affect GSP's operating results. The transition to ink jet imaging systems and lower-cost calendered vinyls has resulted in a decline in the proportion of the sales of GSP's key distributors represented by GSP products in recent years, which increases the risk of non-renewal by one or more of these distributors. This transition also raises the risk that our distributors may compete directly with us in the distribution of ink jet imaging products as we develop our own ink jet products.

If we do not choose the right products to distribute to our end-use customers and distributors and properly test products before distributing them, our market position and operating results may suffer.

A failure to meet customer requirements could have a negative effect on our market position and operating results. GSP, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers. To maintain relationships with customers, Spandex and our United States distributors must distribute the products that meet customer specifications, and must ensure that the products are properly tested and that sale personnel and technicians are properly trained concerning the capabilities and calibration of new products. In light of the increased pace of technological advances, and the proliferation of new products because of low industry barriers to entry, end-use customers have become increasingly dependent on us to perform these functions and have this expertise. To meet these objectives, we must carefully manage our relationships with our equipment and aftermarket consumables suppliers, making sure that they, too, are satisfied with our performance and services.

Our efforts to improve the operational efficiency and effectiveness of Spandex, which includes completing the implementation of our enterprise resource planning system, SAP, leveraging off our shared services and Gerber Service capabilities, and reorganizing personnel, may cause us to lose market focus, which could lower operating results.

Our continuing efforts to lower our costs at Spandex may, at least in the short-term, create a loss of market focus. The implementation of SAP for Spandex has involved a major investment of time by key personnel. Certain subsidiaries in fiscal 2004 experienced a loss of market focus which, in turn, resulted in a drop-off in revenue. Speed of delivery to end-use customers is critical for a distributor. A diminution of Spandex's organizational responsiveness could result in impaired relationships with suppliers and end-use customers, along with declining operating results.

Risks Relating to the Apparel and Flexible Materials Business

GT's markets are inherently tied to regional and global economic conditions and levels of capital investment and, as such, are difficult to predict.

The apparel, textile, furniture, and transportation industries, particularly in the United States, Europe, and Japan, are highly dependent on external economic factors. In addition, the retail apparel industry is inventory-driven. As a result, GT's business is difficult to forecast accurately, and sales volumes on occasion may reflect significant variations in periods of as short as one month.

GT may face increased competition in the future from manufacturers of low-end products, which could lead to loss of market share, declining prices, and margins.

A failure by GT to respond effectively to increased competition in sales of low-end products, which may require further steps to lower GT's cost of production, may result in a loss of market share and otherwise adversely affect operating results. Low-end products, particularly CAD systems, have experienced increased usage in growth markets such as China, India, and Eastern Europe. These products tend to be local in their distribution, thereby minimizing shipping costs, import duties, and the cost of obtaining an import license, but there is a risk that these products will be distributed regionally. Further, the introduction of spreaders and plotters in certain developing countries could result in more intense competition in growth market countries that are expected to provide significant growth opportunities for GT.

The impact of the phasing out of trade quotas as of January 1, 2005 for the apparel and textile industries and for GT is not fully known.

The elimination of trade quota restrictions on textile and apparel imports as of January 1, 2005 may contribute to a significant consolidation in apparel and textile sourcing that could hurt many countries whose exports of textiles and apparel account for a very high percentage of their export earnings or their gross domestic product. Although GT is seeking to position its business to respond to the changes that may result from the lifting of the trade quotas, the nature and impact of those changes, as well as any further regulatory developments that may occur before January 1, 2005, cannot be fully known or assessed. GT's strategy of investing in key emerging markets, particularly China, may not produce the expected results in light of the changing market conditions.

Risks Relating to the Ophthalmic Lens Processing Business

GC's quarterly and annual operating results are subject to variation resulting from significant, but sometimes non-recurring, orders from key customers.

Although GC has an installed customer base of over 7,000 customers, its quarterly and annual operating results can vary depending on the timing and level of larger orders for its equipment and aftermarket consumables by, for example, a major retail chain expanding its geographic coverage by opening up a number of new outlets. These orders may be of a periodic or non-recurring nature, the timing of which may be driven by market forces to which the customer is seeking to respond, and not all of which can be anticipated. The variability of GC's periodic operating results may also be heightened as a result of the consolidation occurring within the optical lens industry.

GC faces risks in seeking to increase its focus on the larger wholesale optical laboratories.

To take advantage of the consolidation occurring in the ophthalmic lens industry, the increase in market share controlled by the larger retail chains, and the implementation of centralized purchasing initiatives by the leading lens manufacturers, GC is seeking to enhance its sales to the larger independent optical laboratories and the production facilities of the leading lens manufacturers. GC's strategy is to leverage its distributor relationship with a leading lens manufacturer to become a major supplier to the lens manufacturer's controlled laboratories. This strategy may not succeed if the manufacturer decides to enhance its own lens distribution system rather than enter into a supply relationship with GC.

Our efforts to improve the operating efficiency and effectiveness of GC by relocating manufacturing facilities to other United States locations may disrupt business.

GC is relocating manufacturing facilities as part of the Company's strategy to reduce costs. This type of a restructuring action entails the risk of poor execution that could cause a loss of focus on our customers and the loss of experienced employees. A perceived loss of focus on our customers could result in lost sales and reduced segment operating profits. The loss of experienced employees could jeopardize the quality of our products during the transition period.

ITEM 2.  PROPERTIES.

As of April 30, 2004, the Company had the following locations:

Type of Facility	Location	Square Feet

Manufacturing/office (L) (1,3)	South Windsor, CT	249,904
Manufacturing/office (O) (1,2)	Tolland, CT	224,000
Manufacturing/office (L) (4)	Manchester, CT	118,000
Manufacturing/office (O) (3)	Muskogee, OK	152,225
Manufacturing/office (O) (1)	Lancaster, England	125,000
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (O) (1)	Achern, Germany	55,450
Manufacturing/office (L) (4)	Marblehead, MA	20,000
Warehouse/sales and service office (L) (1)	Bristol, England	110,447
Warehouses/sales and service offices (O) (1,2,3)	Various	29,138
Warehouses/sales and service offices (L) (1,2,3)	Various	530,030
-----------------------------------------
(O) Company-owned
(L) Leased

(1) Sign Making & Specialty Graphics
(2) Apparel & Flexible Materials
(3) Ophthalmic Lens Processing
(4) Unoccupied

In the second quarter of fiscal 2002, the Company sold and leased back three Connecticut properties, including its headquarters in South Windsor, Connecticut. The Company realized net proceeds of $17.2 million on the sale and entered into a 17-year leaseback of the facility for annual rental payments of $2.1 million, with annual adjustments for inflation. The deferred gain on the sale of the facility was $2.5 million and is being amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

In the third quarter of fiscal 2001, the Company sold and leased back the Bristol, United Kingdom facility of its Spandex Ltd. subsidiary. The Company realized gross receipts of $12.6 million on the sale and entered into a 15-year leaseback of the facility with average annual rental payments of approximately $1.2 million. The gain on sale of the facility of $3.5 million was deferred and is being amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

Management believes that our facilities, which are utilized primarily on a single-shift basis with overtime, are well maintained and are adequate to meet our immediate requirements.

The Company's leases for warehouse and sales and service office space are generally on short-term bases. Rentals for leased facilities aggregated $6.4 million in fiscal year 2004.

The Company owns certain machinery and equipment used in its operations and leases the remainder. In fiscal year 2004, the aggregate rental under such leases was $2.6 million. The Company fully utilizes such machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

As previously reported in the Company's current report on Form 8-K filed on April 8, 2004, the Company consented on April 8, 2004 to the entry by the Securities and Exchange Commission of an administrative cease and desist order that resolved all SEC concerns with the Company regarding the SEC's investigation into the Company's inventory and reserve accounting practices and related disclosures for fiscal year 1998 through the third quarter of fiscal year 2002. The Company was not required to pay any fine or penalty under the settlement. All of the accounting issues identified in the order were addressed in the previous restatement of the Company's financial statements and, accordingly, no further restatements were necessary.

The SEC found in its order that the Company violated the antifraud provisions of the federal securities laws when it issued materially inaccurate financial information in 2000 with respect to a charge relating to an overstatement of inventory and failed to correct such information after discovering that it had made an error. The SEC found, in addition, that the Company violated financial reporting, record-keeping, and internal controls provisions of the federal securities laws in connection with the foregoing error and also in connection with certain reserves. According to the SEC's findings, the Company improperly (a) established reserves for contingencies that did not exist or were general or unspecified contingencies, (b) established other reserves in amounts for which it lacked support, (c) overstated earnings by using previously established reserves to reduce current period expenses and (d) overstated operating income by using excess reserves for income tax contingencies to offset unrelated operating expenses. The SEC found that, as a result of these actions, the Company's financial statements filed with the SEC for periods at least as early as its fiscal year 1998 and as late as its fiscal quarter ended January 31, 2002 were materially misstated and not in conformity with generally accepted accounting principles.

In entering into the settlement, the Company neither admitted nor denied any of the findings of the SEC's order.

Pursuant to the SEC's order, the Company agreed to cease and desist from committing or causing any violations of, and committing or causing any future violations of, sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10-b-5, 12b-20, 13a-1 and 13a-13 under the Act.

We currently have lawsuits, as well as claims, pending against us. Our management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on our consolidated financial condition, results of operations, liquidity, or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2004.

Executive Officers of the Registrant

The following table presents, as of April 30, 2004, the name and age of each of our executive officers, their present positions with the Company and date of initial appointment to such positions, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company. All officers serve at the pleasure of our Board of Directors.

Name and Age	Present Position and Date of Initial Appointment	Other Positions Held During Last Five Years
Marc T. Giles (48)	President and Chief Executive Officer (November 29, 2001) President, Gerber Scientific International, Inc. (May 1, 2003)	President and Chief Executive Officer, Gerber Technology, Inc.; Senior Vice President, Gerber Scientific, Inc.; Division Manager, Food Systems & Handling, FMC Corporation
Shawn M. Harrington (50)	Executive Vice President (September 30, 2002); Chief Financial Officer and Principal Accounting Officer (November 29, 2001)	Senior Vice President, Gerber Scientific, Inc.; Chief Executive Officer, Gerber Coburn Optical, Inc.; President, Gerber Coburn Optical, Inc.
Bernard J. Demko (45)	Senior Vice President (December 7, 2001); Chief Operating Officer, (September 30, 2002)	Chief Operating Officer, Gerber Technology, Inc.; Executive Vice President, Gerber Technology, Inc.; Vice President and Corporate Controller, Gerber Scientific, Inc.
Doris W. Skoch (61)	Senior Vice President (September 30, 2002); President, Spandex Ltd. (September 30, 2002)	Group Managing Director, Spandex Ltd.; Executive Vice President and Chief Operating Officer, Gerber Scientific Products, Inc.; Vice President of Finance, Gerber Coburn Optical, Inc.
Elaine A. Pullen (50)	Senior Vice President (August 30, 2001); President, Gerber Scientific Products (August 9, 2001)	President, Trident (ITW), an ink jet manufacturer; Chief Executive Officer and President, Trident International, Inc.
James S. Arthurs (60)	Senior Vice President (September 30, 2002); President, Gerber Technology (September 30, 2002)	Executive Vice President, Gerber Technology, Inc.; Senior Vice President Global Sales, Gerber Technology, Inc.; Vice President International, Gerber Technology, Inc.
John R. Hancock (57)	Senior Vice President (December 7, 2001); President, Gerber Coburn Optical, Inc. (December 7, 2001)	Senior Vice President Sales and Marketing, Gerber Coburn Optical, Inc.
William V. Grickis, Jr. (53)	Senior Vice President (October 1, 2003), General Counsel (October 1, 2003), and Secretary (November 20, 2003)

Private legal practice; Vice President and General Counsel, Agion Technologies, L.L.C., an antimicrobial products company; Vice President, General Counsel and Secretary, Barnes Group, Inc., a diversified manufacturing company.

47-48

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

Market Information

The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." The following table provides information about the high and low sale prices of the Company's common stock on the New York Stock Exchange for each quarter during the last two fiscal years, as reported by the New York Stock Exchange.

Fiscal 2004	Low	High
First Quarter	$6.40	$8.78
Second Quarter	6.68	8.45
Third Quarter	7.60	9.31
Fourth Quarter	6.00	8.16

Fiscal 2003
First Quarter	$1.40	$4.98
Second Quarter	1.53	4.00
Third Quarter	3.25	6.30
Fourth Quarter	5.50	8.60

Record Holders

As of June 30, 2004, the Company had 1,059 record holders of its common stock.

Dividend Policy

We do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon the Company's financial condition, operating results, capital requirements, and other factors that the board of directors may deem relevant. The Company's credit facilities impose limitations on dividend payments, as specified in the credit agreements.

Recent Sales of Unregistered Securities

On March 31, 2004, we made grants of a total of 9,191 shares of our common stock to our non-employee directors under the Company's Non-Employee Director's Stock Grant Plan (the "Director's Plan"). These grants were made as partial compensation for the recipients' services as directors in accordance with the terms of the Director's Plan. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth the Company's selected consolidated financial data. The selected income statement data for the years ended April 30, 2004, 2003, 2002, 2001 and 2000, and the selected balance sheet data as of the end of such periods have been derived from the consolidated financial statements that have been audited by KPMG LLP, independent public accountants. You should read the selected financial data below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements, including the notes thereto, included in Item 8 of this annual report.

The selected financial data for the years ended April 30, 2003, 2002, 2001, and 2000 have been reclassified to exclude revenue and income from discontinued operations related to the sale on July 1, 2002 of Stereo Optical Company, Inc. See Note 19 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report.

	For fiscal years ended April 30,

In thousands except per share amounts	2004	2003	2002	2001	2000

Sales and service revenue	$516,816	$512,369	$498,870	$554,400	$612,212

Earnings (loss) from continuing operations before cumulative effect of accounting change1-5, 7-9	5,534	8,265	(5,937)	(24,002)	24,940

Per common share
Basic	.25	.38	(.27)	(1.09)	1.13
Diluted	.25	.37	(.27)	(1.09)	1.11

Net earnings (loss) 1-9	5,534	9,659	(119,615)	(23,229)	25,646

Per common share
Basic	.25	.44	(5.42)	(1.06)	1.16
Diluted	.25	.43	(5.42)	(1.06)	1.15

Cash dividends per common share	---	---	---	.32	.32

Total assets	286,886	306,691	311,593	478,408	561,648

Long-term debt (includes current maturities)	59,021	85,807	127,929	169,914	194,892

Shareholders' equity	117,602	94,463	84,387	203,479	245,416

Weighted-average common shares outstanding
Basic	22,197	22,139	22,072	22,017	22,140
Diluted	22,393	22,225	22,072	22,017	22,390

1   Fiscal 2004 includes after-tax restructuring charges, net of reversals, of $1.6 million ($0.07 per diluted share) associated with the shared services initiative within the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments and the exit of an insignificant product line within the Sign Making and Specialty Graphics segment. See further discussion of these charges in Note 13, "Restructuring and Other Charges," of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report.

2   Fiscal 2004 includes an after-tax benefit of $1.2 million ($0.05 per diluted share) associated with insurance proceeds received for costs previously incurred associated with an SEC investigation that was settled in the fourth quarter of fiscal 2004.

3   Fiscal 2004 includes a tax benefit of $2.2 million ($0.10 per diluted share) associated with the reversal of a tax reserve when uncertainty over the deduction of operating losses was resolved through the completion of a tax audit.

4   Fiscal 2004 includes a tax benefit of $0.7 million ($0.03 per diluted share) associated with a foreign jurisdiction's extension of the time period in which to realize operating losses.

5   Fiscal 2003 includes after-tax restructuring charges, net of reversals, and other special charges of $1.6 million ($0.07 per diluted share) associated both with the implementation of the shared services and facility consolidations initiatives and promissory note impairment charges. See further discussion of these charges in Note 12, "Other Income (Expense)" and Note 13, "Restructuring and Other Charges," of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report.

6   Fiscal 2002 net loss includes the cumulative effect of an accounting change of $114.7 million ($5.20 per diluted share) associated with the Company's implementation of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This amount represented the impairment of goodwill in the Sign Making and Specialty Graphics segment ($93.0 million) and the Ophthalmic Lens Processing segment ($21.7 million) as of May 1, 2001. See further discussion of these charges in Note 6, "Goodwill and Other Intangible Assets," of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report.

7   Fiscal 2002 includes after-tax restructuring charges, net of reversals, and other special charges of $11.8 million ($.53 per diluted share) associated with ongoing efforts to reduce costs in the weak economic and business environment the Company experienced in its capital equipment markets and for asset write-downs and other charges in the Company's Sign Making and Specialty Graphics operating segment. See further discussion of these charges in Note 13, "Restructuring and Other Charges," and Note 20, "Quarterly Results (Unaudited)," of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report.

8   Fiscal 2001 includes after-tax restructuring and other special charges of $20.9 million ($.95 per diluted share) relating to reductions in workforce, provisions for losses on sales of facilities, inventory write-downs, impairments of long-lived assets, and other charges.

9   Fiscal 2000 includes an after-tax charge of $4.1 million ($.18 per diluted share) for excess costs on initial production of certain products in the Company's Sign Making and Specialty Graphics operating segment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1, "Business," and Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K.

OVERVIEW

Gerber is a leading provider of innovative, end-to-end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries. We conduct our business through three principal operating segments. Each operating segment and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex Ltd.
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn Optical

Revenue in dollars and as a percentage of consolidated revenue contributed in fiscal 2004 and fiscal 2003 by our businesses were as follows:

Dollars in thousands	2004		2003
Sign Making and Specialty Graphics	$278,615	53.9%	$269,408	52.6%
Apparel and Flexible Materials	160,134	31.0	154,140	30.1
Ophthalmic Lens Processing	78,067	15.1	88,821	17.3
	$516,816	100.0%	$512,369	100.0%
	=======	=====	=======	=====

In fiscal 2004 and fiscal 2003, approximately 31 percent and 35 percent, respectively, of our revenue was generated from equipment sales and 69 percent and 65 percent, respectively, was generated from aftermarket sales, which include customer service, training and consulting, and parts sales.

As worldwide businesses, our operations are affected by global, regional, and industrial economic and political factors. Our geographic and industry diversity has helped limit the impact of any one industry or the economy of any single country on our consolidated operating results. Adverse economic conditions in the markets for each of our operating segments negatively affected our consolidated operating results in most of fiscal 2004. A recovery in the Apparel and Flexible Materials segment's automotive and industrial fabrics markets occurred in the second half of the fiscal year and made a positive contribution to our results in fiscal 2004. We expect the recovery to continue in fiscal 2005.

Revenue in dollars and as a percentage of consolidated revenue in fiscal 2004 and fiscal 2003 by geographic region were as follows:

Dollars in thousands	2004		2003
North America	$205,605	39.8%	$212,974	41.6%
Europe	214,865	41.6	207,032	40.4
Rest of World	96,346	18.6	92,363	18.0
	$516,816	100.0%	$512,369	100.0%
	=======	=====	=======	=====

During fiscal 2004, the strengthening of the Euro and Pound Sterling in relation to the United States (U.S.) dollar had a significant favorable impact on the translation of foreign currency-denominated revenue into U.S. dollars. The favorable impact of foreign currency translation contributed $37.5 million of consolidated revenue in fiscal 2004. However, losses incurred on the settlement of forward exchange contracts and foreign currency denominated accounts receivable and payable transactions offset the favorable translation impact on net earnings. Adjusting for the favorable currency translation effect, we experienced lower business volume primarily in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments because of business disruption resulting from our restructuring plans, sluggish market growth, competition from ink jet imaging products in our sign making markets, and unusually high demand for our ophthalmic lens processing products from major U.S. retail chains in fiscal 2003 that did not reoccur in fiscal 2004.

In fiscal 2004, we completed the second year of our three-year shared services business restructuring plan, which included consolidation of production and warehouse facilities; centralization of supply chain, customer service, information technology, and accounting functions; implementation of our information technology system, SAP; and consolidation of legal entities. While we benefited from operating efficiencies attributed to these restructuring actions in fiscal 2004, we also experienced related business disruption, inventory write-downs, and other costs that adversely affected our operating results. In fiscal 2005, we expect to complete our shared services restructuring plan and anticipate incurring related charges of up to $7.0 million that are expected to contribute to significant cost savings on an annualized basis thereafter. We anticipate that we will benefit from the operating efficiencies resulting from our restructuring plan as the markets for our products recover and our revenue increases, which we experienced in the Apparel and Flexible Materials segment in the later half of fiscal 2004. Our effectiveness and timeliness in completing our restructuring plan will affect our operations and results.

Consolidated operating income decreased $2.5 million in fiscal 2004 compared to fiscal 2003 because of lower business volume; asset write-downs attributable to implementation of our restructuring plan and weak economic conditions; and higher pension expense. These effects were largely offset by lower incentive compensation, cost reductions, and lower legal and professional fees associated with the SEC investigation we settled in the fourth quarter of fiscal 2004, including our receipt of insurance proceeds of $1.9 million for costs previously incurred. We anticipate lower pension expense in fiscal 2005 resulting from changes to our defined benefit pension plans effected during the third quarter of fiscal 2004. The reversal of a tax reserve and the reduction of tax valuation allowances resulting from the final resolution of a prior year tax matter and a change in law in a foreign jurisdiction contributed significantly to the overall tax benefit we recorded in fiscal 2004.

In fiscal 2005, the key elements of our strategy are:

  complete the shared services restructuring plan;
  bring new and innovative products to market;
  invest in China; and
  optimize our capital structure.

Successful and timely market introduction of our new products in development as well as effective relationships with our original equipment manufacturer ("OEM") partners can have a significant impact on our ability to compete in our markets and expand our market leadership positions. Delays in product introductions or in the supply of products from our OEM partners could adversely affect our operations and results.

The migration of apparel and furniture production to emerging economies as well as market growth potential relating to our other businesses has required us to, and will continue to require us to, increase our level of investment in sales, service, and production infrastructure in China.

Strong fiscal 2004 operating cash flow primarily from operating earnings and better cash management enabled us to reduce our debt by $26.8 million from $85.8 million at the beginning of the fiscal year to $59.0 million at April 30, 2004. This debt reduction also enabled us to amend our higher-cost term-debt agreement on more favorable terms effective July 9, 2004. We anticipate that operating cash flow generation and borrowings we expect to be available under our revolving credit facility will provide sufficient liquidity to fund the operating and strategic initiatives that form part of our current business plan.

Subsequent to the announcement of fourth quarter earnings on June 15, 2004, we recorded adjustments to our fiscal 2004 financial results because of additional information relating to contingencies identified. These adjustments decreased previously reported fourth quarter and full year net earnings of $4.0 million and $6.0 million, respectively, by approximately $0.4 million, or $0.02 per diluted share. These adjustments increased selling, general, and administrative expenses.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report. Some of those accounting policies require management to make estimates and assumptions that affect amounts reported. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management's estimates.

Allowance for Doubtful Accounts. We continually monitor payments from our customers and maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to make required payments. We consider various factors including general economic conditions, accounts receivable agings, the dollar amount of individual account balances, customer credit-worthiness, and historical bad debts when we evaluate the adequacy of our allowances for doubtful accounts. Additional allowance may be required if the financial condition of our customers deteriorates and results in their inability to make payments. As of April 30, 2004 and 2003, our allowance for doubtful accounts was 7.9 percent and 7.5 percent of gross accounts receivable of $98.3 million and $96.9 million, respectively. Doubtful accounts written off in fiscal years 2004, 2003, and 2002 were $2.9 million, $2.5 million, and $2.3 million, respectively.

Inventory. We generally record inventory at the lower of standard cost or market value. Standard cost approximates cost as variances are applied to inventory as appropriate. Inventory at our Apparel and Flexible Materials foreign non-manufacturing companies is valued on a weighted-average basis, which approximates first-in, first-out.

We review market value of inventory on an ongoing basis. Based on these reviews, we write down our inventory, as necessary, to reflect estimated obsolescence, excess quantities, and unmarketability. The amount of these write-downs equals the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. We analyze the underlying inventory to identify write-downs needed for excess quantities and obsolescence and, for the remaining inventory, assess the net realizable value. That process is as follows:

  Perpetual inventory listings are sorted to display individual parts that have not been used in the previous twelve months or that include quantities on hand that exceed 24 months of historical demand.
  These data are then analyzed by knowledgeable sales, supply chain, and service management, and their judgment is used to exclude parts from the listings that should not be considered excess or obsolete because the parts are new, can be returned to suppliers, can be modified into usable parts, are associated with minimum requirements even though they are slow moving, or may be in demand in other geographic regions.
  Write-downs of inventory are recorded based on the adjusted listings.

Inventories at the end of our last two fiscal years consisted of the following:

	April 30,
In thousands	2004	2003
Raw materials and purchased parts	$37,460	$40,914
Work in process	1,096	1,859
Finished goods	11,140	9,209
	$49,696	$51,982
	======	======

In fiscal 2004, we recorded higher inventory write-downs in our Spandex and Gerber Coburn businesses based on operating management's assessment of strategic inventory levels needed to ensure competitive delivery performance to our customers balanced with the risk of changing technology and customer requirements.

If actual future demand or market conditions are less favorable than we project, additional write-downs may be required. Further, the completion of our restructuring plan in fiscal 2005 may result in additional inventory write-downs based on operating management's assessment of required inventory levels.

Impairment of Long-lived Assets and Goodwill. We review the value of our long-lived assets, including goodwill, for impairment annually, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. No indicators of goodwill impairment were identified during fiscal 2004. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, which is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other long-lived and intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such change.

To determine goodwill impairment, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use estimates and assumptions, including projected cash flows, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables, and the determination of whether a premium or discount should be applied to comparables. A 1.0 percentage point increase in the discount rates used would not have resulted in any further goodwill impairments.

During fiscal 2004 and 2003, we were not required to recognize any goodwill impairments. During fiscal 2002, we recognized goodwill impairments amounting to $114.7 million. Of this total, $93.0 million related to the Spandex business within the Sign Making and Specialty Graphics segment and $21.7 million related to the Gerber Coburn business which constitutes the Ophthalmic Lens Processing segment.

If the fair value of the Spandex or Gerber Coburn reporting units had decreased by 10 percent in fiscal 2004, we would have recorded additional goodwill impairment charges of approximately $0.1 million and $0.1 million, respectively. A 10 percent decrease in the fair value of our remaining reporting units would not have resulted in any goodwill impairments.

As of April 30, 2004, we had $50.9 million of goodwill and $6.1 million of net amortizable intangible assets remaining on the balance sheet, which management believes are realizable based on the estimated cash flows of the associated businesses. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be re-evaluated in the case of continued market deterioration, which could result in future impairment of those assets.

Restructuring Charges. Over the last three years, we have implemented significant restructuring initiatives, which required development of formalized plans for separating employees, discontinuing product lines, and consolidating facilities. During fiscal 2004, we recorded estimated expenses for severance and outplacement costs, lease obligations, and other related costs. Estimating lease obligations involves determining key variables, including anticipated timing of sublease rentals, estimates of sublease rental payment amounts, and other related costs. In light of the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time of the original decisions. As management continues to evaluate the reasonableness of the remaining liabilities under the restructuring initiatives, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded. In fiscal 2005, we expect to complete our shared services restructuring plan and anticipate incurring related charges of up to $7.0 million.

Warranty. A limited warranty is provided on our products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to cost of sales may be required. A rollforward of the fiscal 2004 accrued warranty liability from May 1, 2003 is included in Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report.

Pension Plans. The amounts recognized in the consolidated financial statements for the qualified and non-qualified defined benefit pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions relating to, among other variables, the expected return on plan assets; discount rates at which the liabilities could be settled at April 30, 2004; and the rate of increase in future compensation levels. These assumptions are updated at the measurement date and are disclosed in Note 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the assumptions are accumulated and generally amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The expected return on assets assumption is developed considering several factors. Such factors include current and expected target asset allocation, our historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon. Our actuaries assist us in analyzing the above factors, and we also consult with our investment managers to develop the return on assets assumption. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2004 was 8.5 percent. Holding all other assumptions constant and increasing or decreasing the expected long-term rate of return of the plan assets by 0.5 percentage points would increase or decrease fiscal 2005 consolidated earnings before income taxes by approximately $0.3 million.

The discount rate utilized for determining future pension obligations of the pension plans is based on the expected yields of high-quality, long-term corporate bonds. The resulting discount rate used for determining net periodic pension expense for fiscal 2004 was 6.25 percent. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease fiscal 2005 consolidated earnings before income taxes by approximately $0.4 million.

The assumed rate of increase in compensation levels is calculated based primarily on expected wage inflation. For fiscal 2004, the assumption for the long-term rate of increase in compensation levels used for determining net periodic pension expense was 4.0 percent. Holding all other assumptions constant and increasing or decreasing the long-term rate of increase in compensation levels by 0.5 percentage points would decrease or increase fiscal 2005 consolidated earnings before income taxes by approximately $0.5 million.

Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company's pension plans.

Deferred Income Taxes. Our reported tax rate was a benefit of 151.2 percent for fiscal 2004. Excluding the one-time impact of the reversal of a tax reserve and a reduction of a valuation allowance based on a change in a tax law, which are both discussed in more detail below, our effective tax rate was a benefit of 22.1 percent. The adjusted fiscal 2004 tax benefit was primarily attributable to export tax incentives, tax credits based on research and development costs, and foreign tax planning strategies.

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. For example, we reversed a tax reserve in the fiscal 2004 second quarter amounting to $2.2 million that related to our tax return deduction of foreign operating losses. We initially recorded the reserve in fiscal 1998 upon a change in local tax law. We were able to reverse the reserve in fiscal 2004 when the uncertainty was resolved through the completion of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

Tax laws in certain of our operating jurisdictions require items to be reported for tax purposes at different times than the items are reflected in our financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as expenses which are never deductible on our tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our income statements. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. In the fiscal 2004 third quarter, a foreign jurisdiction extended the time period in which to realize operating losses enabling us to reduce a valuation allowance relating to those net operating losses and record a $0.7 million tax benefit. As of April 30, 2004, our valuation allowances amounted to $14.4 million. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense for which we have already taken a deduction in our tax returns, but have not yet recognized as expense in our financial statements. We have not recognized any U.S. tax expense on undistributed international earnings because we intend to reinvest the earnings outside the U.S. for the foreseeable future. These undistributed earnings were approximately $8.0 million at April 30, 2004.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited or otherwise resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the U.S., fiscal 2001 through fiscal 2004 remain open for audit and the Internal Revenue Service is currently examining our tax returns for fiscal 2001 and 2002. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax reserves are included in deferred income taxes on the Consolidated Balance Sheet.

RESULTS OF OPERATIONS

	Fiscal Year Ended April 30,
Dollars in thousands	2004	2003	2002
Revenue	$516,816	$512,369	$498,870
Cost of sales	343,599	334,579	331,374
Gross margin	173,217	177,790	167,496
Operating expenses	152,241	154,920	158,112
Restructuring charges	2,482	1,664	4,115
Write-down of assets	---	175	861
Other (expense)	(4,206)	(1,412)	(2,385)
Earnings from continuing operations before interest expense and provision (benefit) for income taxes	$ 14,288	$ 19,619	$ 2,023
	=======	=======	=======
Gross margin %	33.5%	34.7%	33.6%
	=======	=======	=======

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue. Consolidated fiscal 2004 revenue was $516.8 million compared to $512.4 million in fiscal 2003. Foreign currency translation had the effect of increasing revenue by approximately $37.5 million in fiscal 2004 compared to fiscal 2003. Adjusting for the effect of foreign currency translation, revenue declines occurred in each of our operating segments in fiscal 2004. These decreases were primarily the result of lower capital equipment shipments because of weak worldwide economic conditions, business disruption resulting from our restructuring initiatives, and competitive pressures. Steady levels of aftermarket revenue helped mitigate the capital equipment sales declines.

Geographically there was continued weakness in the North American Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. While overall economic conditions in the U.S. are improving, the transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems) and competition from ink jet systems suppressed capital equipment sales of our Sign Making and Specialty Graphics equipment. U.S. Ophthalmic Lens Processing segment business volume was lower in fiscal 2004 because of unusually high demand in fiscal 2003 from major retail chains that did not recur, sluggish market conditions, industry consolidation, and some disruption caused by our restructuring initiatives. These decreases were partially offset by higher business volume later in fiscal 2004 in our Apparel and Flexible Materials segment, where improved economic conditions in the industrial and automotive markets resulted in higher capital equipment shipments.

European business volume continued to be weak, especially in the Sign Making and Specialty Graphics segment. The decrease in business volume was primarily attributable to the factors affecting this segment's North American sales, sluggish market growth, business disruption caused by the allocation of management resources to our restructuring initiatives in France, and the discontinuation of a product line.

The lower business volume in the Rest of World markets was largely the result of lower Apparel and Flexible Materials segment sales. Recent trade quota developments have created uncertainty that has prolonged the existing automation lag in many of these emerging markets.

Gross Profit Margins. Gross profit as a percentage of revenue in fiscal 2004 was 33.5 percent compared to 34.7 percent in fiscal 2003. The margin decrease was primarily attributable to lower sales volume and related unfavorable overhead variances, competitive pricing, increased pension costs, and costs associated with shared services restructuring in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. These higher costs reflected increased write-downs of inventory, increased freight costs caused primarily by the need to expedite shipments and receipts, and increased severance costs. The implementation of SAP for the Ophthalmic Lens Processing Segment on November 1, 2003 resulted in the ability to better classify service costs previously included in selling, general, and administrative ("S,G,&A") expenses, which lowered the gross profit margin by 0.4 percentage points and had no impact on operating income. These factors were partially offset by shared services and other cost reductions implemented during fiscal years 2004 and 2003.

Selling, General, & Administrative Expenses. S,G,&A expenses as a percentage of revenue were 24.6 percent in fiscal 2004 compared with 25.2 percent in fiscal 2003.

Adjusting for the effect of foreign currency translation, S,G,&A expenses decreased $10.7 million in fiscal 2004 from fiscal 2003. The decrease was primarily attributable to lower incentive compensation, lower legal and professional expenses associated with the settled SEC investigation (including insurance proceeds of $1.9 million for costs previously incurred), savings from cost reduction initiatives implemented, and the reclassification of service costs in the Ophthalmic Lens Processing segment previously discussed. Higher pension expense, shared services and SAP implementation expenses, and directors' and officers' insurance expense partially offset the effect of these decreases.

Restructuring Charges.

Fiscal 2004 Charges. During fiscal 2003, we began implementation of a three-year shared services restructuring plan that was designed to generate operating efficiencies through the elimination of redundant workforce, production and warehouse facility consolidation, strategic purchasing, inventory management, and improved freight and logistics management. In fiscal 2004, we recorded restructuring charges of $2.5 million. These charges consisted primarily of the net present value of expected future lease costs of $2.0 million expensed during the third quarter when we ceased to use a facility within the Sign Making and Specialty Graphics segment because of a facility consolidation. The charges also consisted of employee separation costs and other facility consolidation charges associated with the transition of the Ophthalmic Lens Processing segment's operations to the shared services program of $0.3 million and costs to exit a product line within the Sign Making and Specialty Graphics segment of $0.2 million.

The Sign Making and Specialty Graphics facility consolidation resulted in the dormant leased facility. The charge represented the present value of expected future lease costs over the remaining life of the lease, reduced by anticipated sub-lease income. We expect to realize $0.5 million of cost savings in fiscal 2005 and approximately $0.2 million annually thereafter over the life of the lease, primarily through decreased S,G,&A expenses. Additionally, we anticipate cash flow savings of $0.3 million in fiscal 2005 and of $0.6 million annually thereafter over the life of the lease. If the estimated amount or timing of the sub-lease varies from our original estimate, the difference will be realized within restructuring expense, which can affect our financial condition, results of operations, and cash flows.

The transition of the Ophthalmic Lens Processing segment to our shared services platform was completed on November 1, 2003. We expect to realize cost savings of $1.2 million in fiscal 2005 and thereafter, primarily through decreased S,G,&A expenses. Additionally, we anticipate cash flow savings of $1.1 million in fiscal 2005 and $1.2 million thereafter. Pre-tax severance charges of $0.2 million were recorded in fiscal 2004 and represent the majority of the expected severance charges related to this action. The employee separations were completed during fiscal 2004. In addition, a facility consolidation occurred in the Netherlands during fiscal 2004 in accordance with our shared services program. Pre-tax facility consolidation costs of $0.1 million primarily consisted of the net present value of expected future lease costs at the date we ceased use of a dormant facility.

We exited a product in the Sign Making and Specialty Graphics segment during fiscal 2004 to enhance profitability. We expect to realize cost and cash flow savings from this action of $0.5 million in fiscal 2005, primarily through decreases in cost of sales and S,G,&A expenses. Pre-tax fiscal 2004 severance charges of $0.2 million were recorded for termination of the employees that supported the product line. The employee separations were completed in fiscal 2004.

The second year of the shared services restructuring plan was completed as of April 30, 2004, although cash payments related to the dormant leased facility will continue through the remaining lease term, which terminates in fiscal 2019. These payments are expected to be funded by cash generated from operations.

Additional restructuring charges are anticipated as we implement the third year of our shared services restructuring plan in fiscal 2005. We anticipate recording charges, including employee severance, asset impairments, and a dormant facility cease use accrual, of up to $7.0 million relating to the consolidation of a production facility within the Ophthalmic Lens Processing segment and the completion of our shared services program and SAP implementation throughout Spandex. These charges are expected to be funded with cash from operations and borrowings under our revolving credit facility and to contribute to significant cost savings on an annualized basis.

Fiscal 2003 Charges. During fiscal 2003, we recorded pre-tax restructuring charges of $1.4 million associated with the implementation of our shared services restructuring plan between Gerber Technology and Gerber Scientific Products. Additionally, we recorded charges of $0.5 million as restructuring costs to consolidate Sign Making and Specialty Graphics segment warehouses in France and Germany. Of these charges, $1.5 million related to employee severance charges for the elimination of redundant positions and $0.4 million related to the net present value of expected future lease costs at the cease-use date of a dormant facility. Charges associated with operating segments were $1.2 million for Apparel and Flexible Materials and $0.7 million for Sign Making and Specialty Graphics. The first year of the shared services restructuring plan was completed as of April 30, 2003, although cash payments, which are expected to be funded by cash generated from operations, will continue through fiscal 2006.

Rollforward of Restructuring Reserves. The table below details the restructuring accruals by fiscal year from April 30, 2003 to April 30, 2004:

In thousands	April 30, 2003	Accrual	Cash Payments	Reversal	April 30, 2004
Fiscal 2004	$ ---	$ 2,493	$ (597)	$ ---	$ 1,896
Fiscal 2003	1,669	---	(1,443)	---	226
Fiscal 2002	1,017	---	(756)	(11)	250
	$ 2,686	$ 2,493	$(2,796)	$ (11)	$ 2,372
	======	=====	======	=====	======

Accruals in fiscal years 2004 and 2003 were for severance costs related to employee separations and facility consolidation costs. The remaining fiscal 2002 restructuring plan accrual as of April 30, 2004 represents severance and other amounts payable to our former Chief Executive Officer, which will be paid during fiscal 2005 and funded by cash generated from operations.

Reversals of Restructuring Reserves. The reversals of previously established restructuring reserves of $0.3 million in fiscal 2003 were recorded in the Consolidated Statements of Operations as "Restructuring charges," which is where the accruals were originally recorded. See Note 13 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report for further discussion of the restructuring charges.

Other Income (Expense). Other expense of $4.2 million in fiscal 2004 was higher than the fiscal 2003 amount of $1.4 million primarily because of higher foreign currency transaction losses, which reflected the weakness of the U.S. dollar. These losses were $2.8 million in fiscal 2004 compared with $0.9 million in the prior year. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another.

Interest Expense. Interest expense increased $3.9 million in fiscal 2004 compared with fiscal 2003. The increase was the result of higher interest rates associated with the senior credit facilities entered into on May 9, 2003. The effect of higher interest rates was partially offset by a lower weighted average debt balance in fiscal 2004. The weighted average interest rate applicable to debt outstanding, inclusive of deferred debt issuance costs amortized in fiscal 2004, was 11.5 percent for the revolving credit facility borrowings, 17.3 percent for term debt, and 16.0 percent for total debt. On July 9, 2004, we obtained amendments to our senior credit facilities that, among other changes, reduced the interest rates accruing on outstanding term loans and modified certain operating and financial covenants. The amendments reduced the annual interest rates under both term loans by eliminating the 2.0 percent annual payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate. The effect of these changes as of July 9, 2004 was to reduce by 2.75 percent the annual rate of interest accruing on Term Loan A and to reduce by 4.25 percent the annual rate of interest accruing on Term Loan B, each of which had an outstanding principal balance of approximately $20.1 million as of the amendment date. See Note 9 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report for more information concerning these amendments.

Income Tax Expense. Our reported effective tax rate was a benefit of 151.2 percent for fiscal 2004. In the fiscal 2004 second quarter, we reversed a tax reserve amounting to $2.2 million, which was the result of the favorable resolution of a prior year foreign tax issue. In the fiscal 2004 third quarter, we recorded a $0.7 million tax benefit because of a change in the tax law in a foreign jurisdiction, which reduced the valuation allowance on certain net operating losses. Adjusting for these benefits, our consolidated tax rate from continuing operations would have been a benefit of 22.1 percent for fiscal 2004 compared to the statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to foreign tax planning strategies, tax credits based on research and development costs, and export tax incentives.

Discontinued Operations. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc., which was included in the Ophthalmic Lens Processing operating segment, for approximately $7.5 million. We accounted for Stereo Optical as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by our adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.05 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations in fiscal 2003 were $0.7 million and $0.3 million, respectively.

Net earnings. As a result of the foregoing operating results, net earnings in fiscal 2004 were $5.5 million ($0.25 per diluted share) compared with net earnings of $9.7 million ($0.43 per diluted share). Excluding the income and a gain from discontinued operations in fiscal 2003, diluted earnings from continuing operations per share was $0.37.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue. Consolidated revenues increased $13.5 million (2.7 percent) to $512.4 million in fiscal 2003 compared to fiscal 2002. During fiscal 2003, foreign currency translation had a favorable impact on our consolidated results due primarily to the strengthening of the Euro and Pound Sterling in relation to the U.S. dollar. Holding foreign currency constant at fiscal 2002 rates, consolidated revenues were $19.3 million, or 3.9 percent, lower than fiscal 2002.

Overall, the geographic distribution of the Company's business was similar to fiscal 2002; North America and Europe each represented approximately 42 percent of our consolidated revenues, with the rest of the world accounting for the remainder.

Weak global economic conditions negatively affected demand for the Sign Making and Specialty Graphics segment's products in fiscal 2003. Market conditions resulted in shrinking advertising budgets, which put pressure on the segment's sign and screen printing shops, graphic arts professionals, and other customers. This contributed to the relatively weak demand for the segment's capital equipment products, particularly in North America. This segment's equipment sales were also affected by the accelerated rate of the transition from thermal imaging to ink jet imaging systems, which was the result of economic pressure on end-use output costs and the greater flexibility of ink jet imaging systems.

The weak economic conditions also adversely affected demand for the Apparel and Flexible Materials segment's capital equipment products in fiscal 2003. This led to weak worldwide spending on capital equipment because of lower U.S. apparel demand, which resulted in reduced export sales from garment making countries. In fiscal 2003, the Apparel and Flexible Materials segment continued to be affected by the migration of apparel and furniture production from the U.S. and Europe to lower cost markets, primarily in the Far East and Eastern Europe, where the adoption of factory automation was nascent.

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

Gross Profit Margins. The overall gross profit margin in fiscal 2003 was 34.7 percent compared to 33.6 percent for fiscal 2002. Margins on both product sales and service revenue were higher. However, excluding a $7.0 million write-down of inventory in the Sign Making and Specialty Graphics segment that occurred in the fourth quarter of fiscal 2002, the fiscal 2002 gross margin was 35.0 percent, meaning that our overall gross margin actually decreased slightly in fiscal 2003. The higher service margins in fiscal 2003 resulted from lower costs associated with the fiscal 2002 and 2001 restructuring initiatives, principally in the Apparel and Flexible Materials segment.

Selling, General, & Administrative Expenses. S,G,&A expenses were 25.2 percent of revenue in fiscal 2003, which was lower than the fiscal 2002 percentage of 26.2 percent. Cost reductions from fiscal 2002 restructuring initiatives offset incremental legal and other professional services costs of approximately $2.4 million in fiscal 2003 associated with the SEC investigation, which was settled in the fourth quarter of fiscal 2004.

Restructuring Charges.

Fiscal 2003 Charges. During fiscal 2003, we recorded pre-tax restructuring charges of $1.4 million associated with the implementation of our shared services program between Gerber Technology and Gerber Scientific Products. Additionally, we recorded charges of $0.5 million as restructuring costs to consolidate Sign Making and Specialty Graphics segment warehouses in France and Germany. Of these charges, $1.5 million related to employee severance charges for the elimination of redundant positions and $0.4 million related to the net present value of expected future lease costs at the cease-use date of a dormant facility. Charges associated with operating segments were $1.2 million for Apparel and Flexible Materials and $0.7 million for Sign Making and Specialty Graphics.

Fiscal 2002 Charges. In the third quarter of fiscal 2002, we recorded pre-tax restructuring charges of $5.0 million associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were: Apparel and Flexible Materials, $1.5 million; Sign Making and Specialty Graphics, $1.0 million; Ophthalmic Lens Processing, $0.3 million; and corporate headquarters, $2.2 million. The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for our operating units.

Rollforward of Restructuring Reserves. The table below details the restructuring accruals by fiscal year from April 30, 2002 to April 30, 2003:

In thousands	April 30, 2002	Accrual	Utilization	Reversal	April 30, 2003
Fiscal 2003	$ ---	$ 1,946	$ (277)	$ ---	$ 1,669
Fiscal 2002	2,225	---	(1,185)	(23)	1,017
Fiscal 2001	750	---	(491)	(259)	---
	$ 2,975	$ 1,946	$(1,953)	$(282)	$ 2,686
	======	======	======	=====	======

Accruals in fiscal year 2003 were for severance costs related to employee separations and facility consolidation costs. The remaining fiscal 2002 restructuring plan accrual as of April 30, 2003 represented severance and other amounts payable to our former Chief Executive Officer.

In fiscal 2003, we incurred cash outflows related to the fiscal 2003, 2002, and 2001 plans of $0.3 million, $1.2 million, and $0.2 million, respectively, which were funded by cash generated from operations. The remaining fiscal 2001 plan utilization of $0.3 million consisted of non-cash charges.

Reversals of Restructuring Reserves. The reversals of previously established restructuring reserves of $0.3 million and $0.9 million in fiscal 2003 and 2002, respectively, were recorded in the Consolidated Statements of Operations as "Restructuring charges," which is where the accruals were originally recorded. See Note 13 of the "Notes to Consolidated Financial Statements" contained in Item 8 of this annual report for further discussion of the restructuring charges.

Write-Down of Assets. During fiscal 2003, we recorded an asset impairment charge of $0.2 million relating to the relocation of certain manufacturing operations to Tolland, Connecticut from Marblehead, Massachusetts. These impairments resulted from the disposal of all building and leasehold improvements at the Marblehead facility. In fiscal 2002, we recorded losses of $0.9 million to reflect write-downs of buildings classified as "Net assets held for sale." Fiscal 2002 write-downs represented a $0.4 million pre-tax loss relating to the Apparel and Flexible Materials operating segment and a $0.5 million pre-tax loss relating to an unoccupied building not associated with an operating segment.

Other Income (Expense). Fiscal 2003 included realized and unrealized foreign currency transaction losses of approximately $0.9 million compared to losses of $0.5 million in fiscal 2002. Also, in fiscal 2003 and 2002, we recognized $0.4 million and $1.7 million in impairment losses, respectively, on a promissory note, as it became probable that we were not going to be able to collect the amounts due according to the contractual terms of the note. See Note 12 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report for further discussion of this impairment charge.

Interest Expense. Interest expense in fiscal 2003 of $8.2 million was $4.5 million lower than fiscal 2002 because of both lower average debt balances and lower interest rates. The lower average debt balances were the result of cash provided by operations, sale and leaseback transactions in fiscal 2002, the sale of a discontinued operation, and other asset sales, all of which reduced borrowings under our prior credit facility. The lower interest rate reflected the reduction in LIBOR over fiscal 2002 and the favorable impact of our lower leverage ratio.

Income Tax Expense. The rate for taxes on income from continuing operations in fiscal 2003 was 27.7 percent compared with a benefit of 44.1 percent in fiscal 2002. Compared to the U.S. statutory rate of 35.0 percent, the lower fiscal 2003 effective tax rate was the result of tax benefits associated with foreign sales, research and development tax credits, and tax planning strategies involving our wholly-owned foreign subsidiaries.

Discontinued Operations. On July 1, 2002, we completed the sale of Stereo Optical Company, Inc., which was included in the Ophthalmic Lens Processing operating segment, for approximately $7.5 million. We accounted for Stereo Optical as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by our adoption of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Consolidated Statement of Operations for the fiscal year ended April 30, 2002 has been reclassified to reflect the effects of the discontinued operation. The gain on disposition was $3.5 million before taxes and $1.2 million after taxes, or $.05 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the year ended April 30, 2003 and $3.9 million and $1.4 million, respectively, for the year ended April 30, 2002.

Cumulative Effect of Accounting Change. In fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As discussed in Note 6 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report, adoption of this accounting principle resulted in a write-off of $114.7 million in fiscal 2002.

Net earnings (loss). As a result of the foregoing operating results, net earnings in fiscal 2003 were $9.7 million ($0.43 per diluted share) compared to a net loss of $119.6 million ($5.42 per diluted share) in fiscal 2002.

SEGMENT REVIEW

Sign Making and Specialty Graphics
	Fiscal Year Ended April 30,
Dollars in thousands	2004	2003	2002
Revenue	$278,615	$269,408	$257,355
Cost of sales	199,981	192,371	189,490
Gross margin	78,634	77,037	67,865
Operating expenses	65,413	59,228	58,797
Restructuring charges	2,138	739	980
Other (expense)	(2,004)	(438)	(1,974)
Segment profit	$ 9,079	$ 16,632	$ 6,114
	=======	=======	=======
Gross margin %	28.2%	28.6%	26.4%
	=======	=======	=======

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment revenue increased $9.2 million, or 3.4 percent, over fiscal year 2003.  Foreign currency translation had the effect of increasing segment revenue by approximately $28.2 million in fiscal 2004. Holding foreign currency translation rates constant, the lower segment revenue in fiscal 2004 was largely due to disruption in our French operations due to restructuring efforts earlier in the year, sluggish market growth in Europe and Canada, competition for ink jet imaging products, and the discontinuation of a product line.

The transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems), calendared vinyl materials, and digital media systems significantly changed this market. This segment's future performance will depend on our success in addressing the effects of competitive products and technological developments. Accordingly, our strategy includes expanding our product portfolio with internally engineered products, while continuing to make use of advanced technological solutions developed by our partners.

We expect that operating efficiencies resulting from our restructuring plans will enable our Spandex distribution business to benefit from an improvement in European economies. Further, we plan to extend our business by increasing our investments in Eastern Europe and China and to deliver superior service and support to our markets, which is particularly important in the marketing of ink jet technology.

Gross profit as a percentage of revenue was lower in fiscal 2004 compared with fiscal 2003. The lower sales volume and competitive pricing on equipment negatively affected gross margin in fiscal 2004. In fiscal 2004, we also recorded inventory write-downs and other costs as we continued to implement our shared services restructuring plan. These items were largely offset by cost control and favorable pricing and product mix on aftermarket supplies in Europe.

The restructuring of the segment's Spandex distribution business included the implementation of SAP and warehouse consolidation. Through April 30, 2004, we implemented SAP in eight Spandex locations and have consolidated two warehouses. Our goal is to complete the transition of Spandex to our shared services platform in fiscal 2005. We experienced management diversion from operating to re-engineering activities during previous SAP implementations, which resulted in business disruption. Although we seek to minimize this disruption, there is no assurance that the segment's operating results will not continue to be adversely affected.

During fiscal 2004, we relocated certain manufacturing processes within the U.S., resulting in a dormant facility. The dormant facility is leased, and we anticipate locating a sub-lessee. The restructuring charge of $2.0 million represented the present value of expected future lease costs over the remaining life of the lease, which was reduced by anticipated sub-lease income. We expect to realize $0.5 million of cost savings in fiscal 2005 and approximately $0.2 million annually thereafter over the life of the lease, primarily through decreased S,G,&A expenses. In addition, we anticipate that we will be able to realize cash flow savings of $0.3 million in fiscal 2005 and $0.6 million annually thereafter over the life of the lease.

The fiscal 2004 segment profit decrease from fiscal 2003 was generally attributable to the factors affecting gross margin and higher restructuring charges discussed above, higher shared services and SAP implementation expenses, higher pension expense, and higher foreign currency transaction losses. These decreases were partially offset by lower incentive compensation, savings from cost reductions associated with our shared services restructuring plan, lower research and development expenses, and a fiscal 2003 impairment loss on a promissory note.

Fiscal Year 2003 Compared to Fiscal Year 2002

Segment revenue increased $12.1 million, or 4.7 percent, over fiscal 2002.  Foreign currency translation had the effect of increasing segment revenue by approximately $23.6 million in fiscal 2003 compared with fiscal 2002. Holding foreign currency translation rates constant, segment revenue decreased $11.5 million, or 4.5 percent, from fiscal 2002. Weak global economic conditions negatively affected demand for this segment's products in fiscal 2003. This segment's equipment sales were also affected by the accelerated rate of the transition from thermal imaging to inkjet imaging systems in fiscal 2003.  This was the result of economic pressure on end-use output costs and the greater flexibility of inkjet imaging systems.

Excluding a $7.0 million write-down of inventory that occurred in fiscal 2002, the gross margin percentage decreased in fiscal 2003. Decreases in the gross margin percentage occurred because of the lower revenue, an unfavorable sales mix (specifically, a shift from higher margin thermal digital imaging systems to lower-priced, lower-margin ink jet imaging systems that are distributed on an OEM basis), price discounting, losses on settlements of forward exchange contracts, and unfavorable factory overhead absorption because of the lower business volume.

Operating expenses as a percentage of revenue decreased in fiscal 2003 because of cost reductions from restructuring actions taken in fiscal 2003 and 2002.

This segment recognized $0.4 million and $1.7 million in impairment losses in fiscal 2003 and 2002, respectively, on a promissory note as it became probable that we were not going to be able to collect the amounts due according to the contractual terms of the note.

Apparel and Flexible Materials
	Fiscal Year Ended April 30,
Dollars in thousands	2004	2003	2002
Revenue	$160,134	$154,140	$158,134
Cost of sales	86,245	82,263	85,350
Gross margin	73,889	71,877	72,784
Operating expenses	53,735	56,453	60,583
Restructuring charges	---	925	810
Write-down of assets	---	175	392
Other (expense)	(973)	(973)	(455)
Segment profit	$ 19,181	$ 13,351	$ 10,544
	=======	=======	=======
Gross margin %	46.1%	46.6%	46.0%
	=======	=======	=======

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment revenue for fiscal 2004 increased $6.0 million, or 3.9 percent, from fiscal 2003. Foreign currency translation had the effect of increasing segment revenue by approximately $7.3 million in fiscal 2004 compared with the prior year. Holding foreign currency translation rates constant, revenue decreased slightly in fiscal 2004 from fiscal 2003.

On a geographic basis, revenue increased in North America, was essentially the same in the Europe, and declined in the Rest of World region. The increase in North American business volume in fiscal 2004 reflected a trend that became discernible in the third quarter because of improving economic conditions in the U.S. In addition, we experienced improvement in sales of our higher margin WebPDM software and single-ply cutting systems, indicating strengthening automotive and industrial markets.  Currency-adjusted European revenue continued to be substantially the same as in fiscal 2003 because of weak economic conditions in Western Europe and the continued apparel production migration to emerging markets.  We also experienced some revenue improvement in Central and Eastern European markets, primarily Turkey. The apparel production migration is accompanied by an automation lag in many emerging markets, which, along with economic uncertainty, caused segment revenue shortfalls in the Rest of World region from fiscal 2003 levels. Recent apparel trade quota developments had the effect of extending this factory automation lag in many of these countries, although revenue levels in target growth markets such as China and India remain strong. These developments caused uncertainty over whether the World Trade Organization mandated lifting of quotas scheduled for January 1, 2005 will actually occur as scheduled.

Our primary objective for this segment is to emphasize the widening of our leadership position for apparel manufacturing in China. To achieve this objective, we plan to increase significantly our investment in China by doubling our employee headcount there in fiscal 2005 and expanding the range of products that are engineered specifically for manufacturing in China for the Chinese market.

Gross profit as a percentage of revenue was lower in fiscal 2004 compared to fiscal 2003. The decrease was primarily attributable to competitive pricing and increased write-downs of inventory, which was largely caused by the continued aging of mature products in the installed base. These factors were offset by cost reductions associated with our shared services restructuring plan.

Segment profit increased in fiscal 2004 over fiscal 2003. In addition to the factors affecting gross margin, this increase was primarily attributable to lower current year incentive compensation, savings from cost reductions associated with our shared services restructuring plan, lower current year restructuring and related charges, and lower depreciation and amortization expense resulting from reduced capital expenditures in fiscal years 2004 and 2003. Higher pension expense partially offset the effects of these reductions.

Fiscal Year 2003 Compared to Fiscal Year 2002

Segment revenue for fiscal 2003 decreased $4.0 million, or 2.5 percent, from fiscal 2002. Foreign currency translation had the effect of increasing segment revenue by approximately $8.4 million in fiscal 2003 compared with fiscal 2002. Holding foreign currency translation rates constant, segment revenue decreased $12.4 million, or 7.8 percent, from fiscal 2002.

Weak economic conditions adversely affected demand for this segment's capital equipment products in fiscal 2003. This led to weak worldwide spending on capital equipment because of lower U.S. apparel demand, which resulted in reduced export sales from garment making countries.

The migration of apparel and furniture production from the U.S. and Europe to lower cost markets, primarily in the Far East and Eastern Europe also adversely affected segment revenue in fiscal 2003. This segment's aftermarket revenues, consisting of customer service, training and consulting, and parts sales, increased in absolute terms and as a percentage of total segment revenues in fiscal 2003 compared to fiscal 2002.

Gross margin percentage increased in fiscal 2003 because of lower factory costs associated with the fiscal 2002 and 2001 restructuring initiatives. These cost reductions were partially offset by pricing pressure, a shift in the product mix toward multi-ply cutting equipment (vs. higher margin single-ply cutting equipment), losses on the settlement of forward exchange contracts, and a shift in the geographic mix of sales to international markets, where the segment often sells through its external distribution channel.

Operating expenses as a percentage of revenue decreased in fiscal 2003 due to cost reductions from restructuring actions taken in fiscal 2003, 2002, and 2001.

Ophthalmic Lens Processing
	Fiscal Year Ended April 30,
Dollars in thousands	2004	2003	2002
Revenue	$ 78,067	$ 88,821	$ 83,381
Cost of sales	57,373	59,945	56,534
Gross margin	20,694	28,876	26,847
Operating expenses	20,439	23,047	22,710
Restructuring charges	355	---	276
Other income/(expense)	(291)	(127)	107
Segment profit (loss)	$ (391)	$ 5,702	$ 3,968
	=======	======	======
Gross margin %	26.5%	32.5%	32.2%
	=======	======	======

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment revenue for fiscal 2004 decreased $10.8 million, or 12.1 percent, from fiscal 2003. Foreign currency translation had the effect of increasing segment revenue by approximately $2.0 million in fiscal 2004 compared to fiscal 2003. Holding foreign currency translation rates constant, segment revenue decreased $12.7 million, or 14.3 percent, from fiscal 2003. Fiscal 2003 revenue included $12.0 million of automated lens processing equipment sales to large U.S. retail and discount chains that were not repeated, and were not anticipated to be repeated, in fiscal 2004. This fluctuation indicates the segment's dependence on the capital spending of a relatively small number of large retail and discount chain customers.  Excluding these sales to large customers, fiscal 2004 revenue was in line with revenue for the prior year.

We are currently a leader in the ophthalmic lens processing market, largely due to our strong position in the power retail segment of this market and the total system solution we provide to our customers. We are targeting share growth in the wholesale laboratory market by introducing a range of tailored new products for that market and continuing to provide cost effective service and support to customers in that global segment.

Gross profit as a percentage of revenue in fiscal 2004 decreased from fiscal 2003. The implementation of SAP on November 1, 2003 enhanced our ability to classify service costs previously recorded in S,G,&A. This classification, which had no impact on segment profit, decreased the gross profit margin by approximately 2.6 percentage points, or gross profit by $2.0 million, in fiscal 2004 compared to fiscal 2003. Lower sales volume, higher materials cost caused by the weaker U.S. dollar, and fiscal 2004 shared services transition costs, which included higher severance, freight, and inventory write-downs, also contributed to the gross margin decrease.

The decreased segment profit in fiscal 2004 from fiscal 2003 was primarily attributable to the factors affecting gross margin. Fiscal 2004 restructuring and other expenses associated with the November 1, 2003 transition of segment operations to our shared services and SAP platforms also contributed to the decrease, as did higher pension expense and bad debt expense associated with continued weak Latin American business conditions. The effects of these factors were offset in part by lower incentive compensation and by savings from cost reductions initiated because of the lower sales volume.

Fiscal Year 2003 Compared to Fiscal Year 2002

Segment revenue for fiscal 2003 increased $5.4 million, or 6.5 percent, from fiscal 2002. Foreign currency translation had a minimal impact on this segment's revenues.

Revenues were higher in this segment because of incremental lens finishing equipment sales to large retail and discount eyewear chains. This offset the effect of lower industry prescription volumes for spectacle lens eyewear, particularly at the wholesale lab level and, to a lesser extent, independent eye care practitioners. This negatively affected sales of the segment's capital equipment products, primarily surfacing equipment, and aftermarket products.

Gross margin increases occurred in this segment, which was due primarily to the higher revenue. These increases were partially offset by an unfavorable product mix favoring lower margin lens finishing equipment products, which are distributed on an OEM basis, and the unfavorable absorption of factory overhead costs because of lower volume of manufactured equipment.

Operating expenses as a percentage of revenue decreased in fiscal 2003 due to cost reductions from restructuring actions taken in fiscal 2002.

Corporate and Other Expenses
	Fiscal Year Ended April 30,
In thousands	2004	2003	2002
Operating expenses	$ 12,654	$ 16,192	$ 16,022
Restructuring charges	(11)	---	2,049
Write-down of assets	---	---	469
Other income/(expense)	(938)	126	(63)
Corporate expenses, net	$(13,581)	$(16,066)	$(18,603)
	=======	=======	=======

Fiscal Year 2004 Compared to Fiscal Year 2003

Fiscal 2004 corporate expenses were lower than fiscal 2003 primarily because of lower legal and professional expenses associated with the settled SEC investigation (including insurance proceeds of $1.9 million for costs previously incurred) and lower incentive compensation. Higher pension expense and higher directors' and officers' insurance expense partially offset the positive effect of the foregoing factors.

Other income/(expense) for fiscal 2004 reflected foreign exchange transaction losses and the write-off in the first quarter of fiscal 2004 of deferred debt issuance costs of $0.3 million related to the previous credit facility that was in place through May 9, 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Corporate operating expenses incurred in fiscal 2003 were slightly higher than in fiscal 2002. Incremental legal and other professional fees of approximately $2.4 million in fiscal 2003 were offset by cost reductions from fiscal 2002 restructuring initiatives.

In fiscal 2002, we recorded restructuring charges coincident with our decision to pursue a corporate shared services model for our operating units. This change was designed to increase ownership of corporate staff functions at business units and, through shared services initiatives, realize cost savings through supply chain consolidation and other benefits. The majority of the restructuring charges represented severance and other amounts payable to a former Chief Executive Officer.

In fiscal 2002, we recorded losses of $0.5 million to reflect the write-down of a building classified as "held for sale."

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements, both in the short term and long term, will be for operating and capital expenditures, product development, completion of our restructuring plans, expansion in China, pension plan funding, and debt service. Our primary sources of liquidity are internally generated cash flows, our revolving credit facility, and our ability to attract long term capital with satisfactory terms. Our sources of liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products; a deterioration in certain of our financial ratios; additional charges that may be required because of weak market conditions, market changes, and delayed product introductions; and our ability to complete our ongoing efforts to improve operational efficiencies as we expect.

We believe that cash on hand, cash flow we expect from operations, and borrowings we anticipate will be available under our revolving credit facility will enable us to meet our primary ongoing cash requirements at least through the end of fiscal 2005. Thereafter, significant operating, capital, and product development expenditures may be required to meet expected growth in the demand for products. We currently expect that we will fund our future expenditures primarily from operations and revolving credit borrowings. We may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, we will be able to obtain such debt or equity financing.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	April 30, 2004	April 30, 2003
Cash and cash equivalents	$ 6,371	$ 20,697
Total debt	59,021	85,807
Net debt (total debt less cash and cash equivalents)	52,650	65,110
Shareholders' equity	117,602	94,463
Total capital (net debt plus shareholders' equity)	170,252	159,573
Net debt to total capital	30.9%	40.8%

Cash Flows. In fiscal 2004, we generated $19.3 million of cash from operating activities, compared with $42.0 million in fiscal 2003. The decrease in cash from operating activities in fiscal 2004 was the result of lower operating earnings and less cash generated from non-cash working capital. Cash generated from non-cash, currency-adjusted working capital in fiscal 2004 reflected a $2.4 million decrease in accounts receivable because of the lower sales volume, a $4.1 million decrease in inventories resulting from strategic inventory levels associated with our shared services restructuring initiative, and a $2.0 million decrease in prepaid expenses reflecting tax refunds received. Offsetting these decreases were lower accounts payable and accrued expense balances of $4.1 million, which primarily reflected incentive compensation payments made in fiscal 2004 relating to fiscal 2003 results. There was no incentive compensation accrual relating to fiscal 2004 results as of April 30, 2004.

In fiscal 2003, we generated $42.0 million of cash from operating activities compared to $26.6 million in fiscal 2002. Cash earnings in fiscal 2003 were higher than in fiscal 2002 after adjusting for non-cash items such as depreciation and amortization, deferred income taxes, a gain in fiscal 2003 on the sale of a discontinued operation, and the effect of fiscal 2002 goodwill, restructuring, and asset impairment charges. However, the majority of the increase in cash flow from operations was attributable to working capital improvements. Although we collected less cash from our customers in fiscal 2003 because of the lower volume of business, the effect of reduced collections was offset by lower inventory balances and the refund of taxes paid in prior years. The lower inventory balances reflected progress in implementing our supply chain optimization initiatives and more cost-efficient manufacturing techniques.

Cash from operating activities in fiscal 2004, together with proceeds from the settlement of a promissory note of $1.0 million and reductions in cash balances, were used to reduce our debt by $26.8 million, pay costs of $5.6 million associated with our credit facility entered into on May 9, 2003, and fund capital expenditures and intangible asset additions of $4.4 million.

Cash from operating activities in fiscal 2003, together with proceeds from asset sales of $3.9 million and proceeds from the sale of a disposed business of $6.6 million, were used to reduce our debt by $43.8 million, pay costs associated with renegotiating our credit facilities of $1.8 million, increase our cash balances, and fund capital expenditures and intangible asset additions of $4.5 million.

Cash from operating activities in fiscal 2002, together with proceeds from the sale and leaseback of three facilities of $17.2 million and reductions in cash balances, were used to reduce our debt by $42.1 million and fund capital expenditures and intangible asset additions of $6.5 million.

Financial Condition. Net accounts receivable increased to $90.5 million at April 30, 2004 from $89.7 million at April 30, 2003. This increase was primarily the result of currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003. Adjusting for currency translation, accounts receivable declined $2.4 million in fiscal 2004 because of lower sales volume. Days sales outstanding in ending accounts receivable was 60 at April 30, 2004 compared to 59 at April 30, 2003.

Net inventories decreased to $49.7 million at April 30, 2004 from $52.0 million at April 30, 2003. The decrease was primarily the result of strategic inventory levels associated with our shared services restructuring initiatives and increased inventory write-downs. These decreases were partially offset by currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003. Inventory turnover increased to 7.1 times annually at April 30, 2004 from 6.4 times annually at April 30, 2003.

Prepaid expenses and other current assets decreased to $7.4 million at April 30, 2004 from $8.3 million at April 30, 2003 primarily because of tax refunds received and the settlement of a promissory note of $1.0 million. This decrease was partially offset by currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003.

Net property, plant, and equipment decreased to $42.6 million at April 30, 2004 from $47.4 million at April 30, 2003 reflecting depreciation expense of $10.8 million that was partially offset by capital expenditures of $3.4 million and currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003.

Net goodwill, patents and other intangible assets increased to $57.0 million at April 30, 2004 from $55.7 million at April 30, 2003 primarily because of currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003 and intangible asset additions of $1.0 million. This increase was partially offset by amortization expense of $0.9 million.

Other assets increased to $7.7 million at April 30, 2004 from $4.3 million at April 30, 2003 because of debt issuance costs capitalized of $5.6 million and currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003. This increase was partially offset by amortization of these capitalized debt issuance costs of $1.6 million and the write-off of debt issuance costs related to our prior credit facility of $0.3 million.

Accounts payable and other current liabilities, excluding the current portion of long-term debt, decreased to $89.5 million at April 30, 2004 from $97.3 million at April 30, 2003. This decrease was primarily attributable to incentive compensation payments made in fiscal 2004 relating to fiscal 2003 results. There was no incentive compensation accrual relating to fiscal 2004 results as of April 30, 2004. The decrease was partially offset by currency translation resulting from the comparatively weaker U.S. dollar at April 30, 2004 compared to April 30, 2003.

See Notes 7 and 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report for information concerning deferred taxes and prepaid pension costs and accrued pension benefit liability, respectively.

Credit Facilities. On May 9, 2003, we completed a refinancing of our senior credit facility by entering into a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. Borrowings of $84.3 million under the new senior credit facility were used to repay $79.8 million outstanding under our previous credit facility and to pay fees other fees and expenses associated with the refinancing. The financing consisted of a $45.0 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans"), led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. (the Revolver and Term Loans being collectively referred to as the "Credit Facilities"). The Credit Facilities enabled us to meet our primary objectives of refinancing our debt without shareholder dilution and prepayment penalties after the first year and have provided us with the liquidity and flexibility needed to support our ongoing turnaround efforts.

Under the Revolver, there are no required principal payments prior to maturity, although the amount of the revolving credit commitment is subject to reduction. Commitment reductions or termination, at our option, under the Revolver are permitted at any time without a fee. Borrowings under the Revolver are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at our option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Fleet National Bank's base rate. The initial applicable margin for borrowings under the Revolver was 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver were subject to adjustment based on the relationship between our Total Funded Debt to EBITDA, as defined in the Credit Facilities. The weighted average interest rate of the Revolver during fiscal 2004, inclusive of deferred debt issuance costs amortized in fiscal 2004, was 11.5 percent.

The Term Loans will be due and payable on May 9, 2007. Subject to certain exceptions, mandatory principal prepayments under the Term Loans are required with cash proceeds of debt issuances, asset sales, casualty events, and excess cash flow. Obligations under the Term Loans bear interest at a floating rate of 6 percent over the prime rate for Term A Loan borrowings and 7.5 percent over the prime rate for Term B Loan borrowings. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.25 percent or higher than 7.25 percent. The Term Loans also accrue interest that can either be added to the loan principal ("PIK") or paid in cash of 2 percent per year. In addition, an annual fee amounting to 1.75 percent of the average monthly balance of the Term Loans is required to be paid on each anniversary of the loan closing date. The PIK interest rate and the anniversary fee are subject to 1 percentage point and 0.50 percentage point reductions, respectively, when certain EBITDA levels are achieved. The weighted average interest rate of the Term Loans during fiscal 2004, inclusive of deferred debt issuance costs amortized in fiscal 2004, was 17.3 percent. The foregoing interest rate terms were modified in an amendment of the Term Loans agreement effective on July 9, 2004, which is discussed below.

The lenders under the Credit Facilities have been granted security interests in selected assets of the Company and its subsidiaries including certain real estate and leasehold interests in the U.S. and elsewhere; inventory and accounts receivable in the U.S., Canada, United Kingdom, Germany, and the Netherlands; intangible assets; intellectual property; and other assets. Borrowings under these arrangements are also secured by the capital stock of the Company's subsidiaries.

We are required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Revolver agreement, including fixed charge coverage ratios, ratios of total liabilities to tangible capital base, and minimum consolidated EBITDA (as defined in the Revolver agreement). The minimum consolidated EBITDA covenant was eliminated as part of the July 9, 2004 amendment to the Revolver agreement discussed below. The agreement also contains operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates and legal entity changes. In April 2004, to ensure our compliance with the minimum EBITDA covenant as of April 30, 2004, we obtained an amendment to the Revolver agreement which reduced the EBITDA level we were required to meet as of that date. In connection with this amendment, we prepaid $10.0 million principal amount of borrowings under the Term Loans with amounts drawn under the Revolver.

We are also required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Term Loans agreement, including ratios of Maximum Total Funded Debt to EBITDA (as defined in the Term Loans agreement), fixed charge coverage ratios, and minimum consolidated EBITDA levels. The minimum consolidated EBITDA covenant was eliminated as part of the July 9, 2004 amendment to the Term Loans agreement discussed below. The agreement also includes operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, and transactions with affiliates. In April 2004, to ensure our compliance with the specified ratio of Maximum Total Funded Debt to EBITDA as of April 30, 2004, we obtained an amendment to the Term Loans agreement which increased the amount of Maximum Total Funded Debt we were permitted to have incurred as of that date.

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of April 30, 2004:

Covenant	Requirement	Acutal at April 30, 2004
Minimum EBITDA (rolling four quarters)	$29.0 million	$30.4 million
Minimum Fixed Charge Coverage Ratio	1.75 to 1.0	2.31 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	4.20 to 1.0	3.20 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.20 to 1.0	1.96 to 1.0

Prior to the April 2004 amendments discussed above, the Minimum EBITDA requirement as of April 30, 2004 was $33.8 million and the Maximum Total Funded Debt to EBITDA (Leverage) Ratio was 2.00 to 1.0. After the 2004 amendments, we were in compliance with the financial covenants under our Credit Facilities at April 30, 2004.

On July 9, 2004, we amended our Revolver and Term Loans agreements. The amendments:

  Reduced the annual interest rates under both Term Loans by eliminating the 2.0 percent PIK interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime rate to 4.0 percent from 4.25 percent and fixing the annual interest rate at 6.0 percent over the prime rate;
  Added a premium for principal prepayments of the Term Loans, which is subject to reduction over the life of the loans and was initially 1.375 percent of the principal balance based on the $40.1 million principal balance of the Term Loans outstanding on July 9, 2004;
  Modified covenants to permit us, within specified limits, to prepay the Term Loans more frequently, make business acquisitions, pay dividends and repurchase our common stock;
  Eliminated, beginning with the fiscal quarter ending July 31, 2004, the financial covenant requiring us to maintain minimum EBITDA levels as of the end of each fiscal quarter; and
  Increased the proportion of Maximum Total Funded Debt to EBITDA (leverage ratio) we may have as of the end of each fiscal quarter by increasing the leverage ratio from 2:1 to 2.5:1 for the fiscal quarters ending July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

At April 30, 2004 and 2003, our long-term debt also included tax-exempt industrial revenue bonds amounting to $6.0 million. The weighted-average interest rate on this debt was 0.9 percent at April 30, 2004 and 1.3 percent at April 30, 2003.

Pension Obligations. During the third quarter of fiscal 2004, we effected an amendment to our defined benefit pension plans that impacted benefit calculations and limits participation to employees who joined the Company prior to May 1, 2004. The amendment triggered a measurement of pension costs at December 31, 2003 using current measurements of both plan assets and obligations. The improvement in the performance of the U.S. financial markets at December 31, 2003 improved the funded status of the plans and the effect of the amendment reduced the plans' obligations. The impact of the measurement reduced pension costs $0.9 million from the level originally anticipated. Upon final measurement at April 30, 2004, we used the same economic assumptions as those used for the December 31, 2003 and April 30, 2003 measurements. We expect to make cash contributions of approximately $1.6 million to the qualified defined benefit plan in fiscal 2005. We anticipate lower pension expense in fiscal 2005 because of the fiscal 2004 plan amendment.

OFF-BALANCE SHEET ARRANGEMENTS

Our lease financing arrangements constitute our only off-balance sheet arrangements as defined in Item 303(4) of the SEC's Regulation S-K. We have agreements with major financial services institutions to provide lease financing to purchasers of our equipment. These leases typically have terms ranging from 3 to 5 years. At April 30, 2004, the amount of lease receivables financed under these agreements was $48.3 million and the amount that was subject to recourse provisions was approximately $21.6 million. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, we have liability to the financial services institution under the recourse provisions, but have the right to repossess and resell the equipment, the proceeds of which are expected to cover a majority of our liability to the financial services institutions. As of April 30, 2004, we have recorded a $0.7 million liability that reflects the undiscounted accrual of the expected losses under the recourse provisions.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

At April 30, 2004, we had the following contractual cash obligations and commercial commitments (including restructuring related commitments):

Payments Due by Period
In thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$ 59,021	$12,509	$ ---	$40,512	$ 6,000
Lease obligations	65,283	6,883	11,070	9,626	37,704
Inventory purchase obligations	5,080	3,848	1,232	---	---
Pension funding	1,600	1,600	---	---	---
Total	$130,984	$24,840	$12,302	$50,138	$43,704
	=======	======	======	======	======

This table includes approximately $1.6 million of non-discretionary pension contributions expected in fiscal 2005 for the qualified pension plan. This amount of non-discretionary pension contribution assumes that current minimum funding requirements continue unchanged. We expect to make additional cash contributions subsequent to fiscal 2005; however, these amounts have been excluded from the table since the timing of such contributions is based on plan assumptions that may materially differ from actual plan activities.

POTENTIAL LIABILITIES

In April 2004, the Company consented to the entry by the SEC of an administrative cease and desist order that resolved all SEC concerns with the Company regarding the SEC's investigation into the Company's inventory and reserve accounting practices and related disclosures for fiscal year 1998 through the third quarter of fiscal year 2002. The Company was not required to pay any fine or penalty under the settlement. All of the accounting issues identified in the order were addressed in the previous restatement of the Company's financial statements and, accordingly, no further restatements were necessary. For information about the SEC's order and this settlement, see "Legal Proceedings" in Item 3 of this annual report.

In prior periods, the Company disclosed that it may have had a contingent liability for potential rescissory and other damages under the Securities Act of 1933 (the "Securities Act") and the Employee Retirement Income Security Act of 1974 ("ERISA") payable to the Company's employees participating in the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust. This contingent liability was attributable to the purchase of shares of the Company's common stock under the plan in excess of the number of shares registered by the Company with the SEC. In the fourth quarter of fiscal 2004, the Company concluded, based on the advice of legal counsel, that it does not have a contingent liability under either the Securities Act or ERISA.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 is effective for all variable interest entities created or acquired prior to February 1, 2003 for the first reporting period ended after March 15, 2004. The adoption of FIN 46 did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

In December 2003, the FASB issued SFAS 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132R supersedes SFAS No. 132 and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of our pension plans.  Most of the annual disclosure requirements were effective April 30, 2004. See Note 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report for these disclosures. Disclosure of estimated future benefit payments is effective beginning with the April 30, 2005 reporting period. Certain disclosures will be required quarterly, beginning on July 31, 2004. We have complied with the expanded disclosures as of April 30, 2004 and will comply with the future disclosure requirements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates. The foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company uses forward exchange contracts. These contracts are viewed as risk management tools and are not used for trading or speculative purposes.

Foreign Currency Exposures.  As of April 30, 2004, the Company was party to approximately $11.1 million in forward exchange contracts to purchase U.S. dollars with Euros. The counterparties to the forward exchange contracts were major international commercial banks. We continually monitor our open forward exchange contract position and do not anticipate non-performance by the counterparties.  In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements.

These forward exchange contracts are recorded at fair value on our balance sheet. As of April 30, 2004, the fair value of contracts outstanding was a $0.2 million net liability. If forward Euro exchange rates were 5 percent weaker or stronger versus the U.S. dollar as of April 30, 2004, the fair value of these forward exchange contracts would be a $0.3 million net asset and a $0.8 million net liability, respectively.

Interest Rate Exposures.  The Company is subject to market risk from exposure to changes in interest rates since it finances its operations through variable interest rate debt. At April 30, 2004, obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Fleet National Bank's base rate. The applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities. At April 30, 2004, obligations under the Term Loans bear interest at a floating rate of 6 percent over prime rate for Term A Loan borrowings and 7.5 percent over prime rate for Term B Loan borrowings. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.25 percent or higher than 7.25 percent.

Effective July 9, 2004, the Company entered into an amendment of its current credit facilities that, among other changes, reduced the interest rates accruing on its outstanding Term Loans. The amendment reduced the annual interest rates under both Term Loans by eliminating the 2.0 percent annual payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime or base rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate. The effect of these changes as of July 9, 2004 was to reduce by 2.75 percent the annual rate of interest accruing on Term Loan A, which has an outstanding principal balance of $20.1 million, and to reduce by 4.25 percent the annual rate of interest accruing on Term Loan B, which has an outstanding principal balance of $20.1 million.

At April 30, 2004, obligations under the outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds ("VRDBs") have an interest rate that is adjusted weekly to maintain market value at par.

We estimate that a change of one percentage point in market interest rates on our variable rate debt would increase or decrease interest expense in fiscal 2005 by approximately $0.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Operations

	For years ended April 30,
In thousands except per share data	2004	2003	2002
Revenue:
Product sales	$ 454,685	$ 457,217	$ 451,018
Service sales	62,131	55,152	47,852
	516,816	512,369	498,870
Costs and Expenses:
Cost of products sold	308,344	305,377	304,618
Cost of services sold	35,255	29,202	26,756
Selling, general, and administrative	127,034	129,164	130,697
Research and development	25,207	25,756	27,415
Restructuring charges (Note 13)	2,482	1,664	4,115
Write-down of assets	---	175	861
	498,322	491,338	494,462

Operating income	18,494	21,031	4,408

Other expense	(4,206)	(1,412)	(2,385)
Interest expense	(12,085)	(8,190)	(12,640)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	2,203	11,429	(10,617)
Provision (benefit) for income taxes	(3,331)	3,164	(4,680)
Earnings (loss) from continuing operations before cumulative effect of accounting change	5,534	8,265	(5,937)

Discontinued operations (Note 19):

Income from operations of disposed business, net of taxes of $92 in fiscal 2003 and $380 in fiscal 2002	---	172	975
Gain on sale of disposed business, net of taxes of $2,244 in fiscal 2003	---	1,222	---
Earnings (loss) before cumulative effect of accounting change	5,534	9,659	(4,962)

Cumulative effect of accounting change (Note 6)	---	---	(114,653)

Net Earnings (Loss)	$ 5,534	$ 9,659	$(119,615)
	========	========	========

Earnings (Loss) Per Share of Common Stock:
Basic
Earnings (loss) from continuing operations before cumulative effect of accounting change	$ .25	$ .38	$ (.27)
Discontinued operations	---	.06	.05
Cumulative effect of accounting change	---	---	(5.20)
Net earnings (loss)	$ .25	$ .44	$ (5.42)
	========	========	========
Diluted
Earnings (loss) from continuing operations before cumulative effect of accounting change	$ .25	$ .37	$ (.27)
Discontinued operations	---	.06	.05
Cumulative effect of accounting change	---	---	(5.20)
Net earnings (loss)	$ .25	$ .43	$ (5.42)
	========	========	========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

85 - 86

Consolidated Balance Sheets
	April 30,
In thousands except share data	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$ 6,371	$ 20,697
Accounts receivable, net of allowance for doubtful accounts of $7,812 in fiscal 2004 and $7,277 in fiscal 2003	90,453	89,657
Inventories	49,696	51,982
Deferred income taxes	3,930	5,300
Prepaid expenses and other current assets	7,377	8,327
	157,827	175,963
Property, Plant, and Equipment	124,385	122,674
Less accumulated depreciation	81,811	75,309
	42,574	47,365
Intangible Assets:
Goodwill (Note 6)	50,910	48,912
Prepaid pension cost	1,989	8,483
Patents and other intangible assets, net of accumulated amortization (Note 6)	6,111	6,777
	59,010	64,172
Deferred Income Taxes	19,738	14,855
Other Assets	7,737	4,336
	$286,886	$306,691
	=======	=======
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term line of credit	$ 124	$ ---
Current portion of long-term debt	12,509	14,807
Accounts payable	43,397	45,024
Accrued compensation and benefits	14,334	23,167
Other accrued liabilities	17,135	18,202
Deferred revenue	13,514	10,000
Advances on sales contracts	1,028	945
	102,041	112,145
Noncurrent Liabilities:
Accrued pension benefit liability	15,264	23,549
Other liabilities	5,467	5,534
Long-term debt	46,512	71,000
	67,243	100,083
Contingencies and Commitments (Note 16):

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,935,638 and 22,908,180 shares, respectively	22,936	22,908
Paid-in capital	43,408	43,703
Retained earnings	73,446	67,912
Treasury stock, at cost (713,853 and 745,184 shares, respectively)	(14,679)	(15,323)
Unamortized value of restricted stock grants	(81)	(211)
Accumulated other comprehensive loss	(7,428)	(24,526)
	117,602	94,463
	$286,886	$306,691
	=======	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

87 - 88

Consolidated Statements of Changes in Shareholders' Equity
In thousands except per share amounts	Common Stock, $1 Par Value	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restric. Stock Grants	Accum. Other Comp. Loss	Total
April 30, 2001	$22,829	$43,835	$177,868	$(16,138)	$(439)	$(24,476)	$ 203,479
Net loss	--	--	(119,615)	--	--	--	(119,615)
Foreign currency translation adjustment	--	--	--	--	--	1,445	1,445
Net adjustment for cash flow hedging, net of taxes of $414	--	--	--	--	--	(669)	(669)
Minimum pension liability, net of taxes of $507	--	--	--	--	--	(818)	(818)

Comprehensive loss							(119,657)
Common stock issued for directors' fees	10	91	--	--	--	--	101
Treasury stock issued for directors' fees	--	(127)	--	232	--	--	105
Exercise of stock options	15	91	--	--	--	--	106
Other common stock activity	(5)	(44)	--	--	--	--	(49)
Restricted stock grants and cancellations, net of amortization	30	244	--	--	28	--	302

April 30, 2002	22,879	44,090	58,253	(15,906)	(411)	(24,518)	84,387
Net earnings	--	--	9,659	--	--	--	9,659
Foreign currency translation adjustment	--	--	--	--	--	14,429	14,429
Net adjustment for cash flow hedging, net of taxes of $465	--	--	--	--	--	(751)	(751)
Minimum pension liability, net of taxes of $8,477	--	--	--	--	--	(13,686)	(13,686)

Comprehensive income							9,651
Common stock issued for directors' fees	9	21	--	--	--	--	30
Treasury stock issued for directors' fees	--	(454)	--	583	--	--	129
Other common stock activity	11	26	--	--	--	--	37
Restricted stock grants and cancellations, net of amortization	9	20	--	--	200	--	229

April 30, 2003	22,908	43,703	67,912	(15,323)	(211)	(24,526)	94,463
Net earnings	--	--	5,534	--	--	--	5,534
Foreign currency translation adjustment	--	--	--	--	--	10,616	10,616
Net adjustment for cash flow hedging, net of taxes of $791	--	--	--	--	--	1,271	1,271
Minimum pension liability, net of taxes of $3,468	--	--	--	--	--	5,211	5,211
Comprehensive income							22,632
Treasury stock issued for directors' fees	--	(423)	--	644	--	--	221
Exercise of stock options	23	107	--	--	--	--	130
Other common stock activity	1	(6)	--	--	--	--	(5)
Restricted stock grants and cancellations, net of amortization	4	27	--	--	130	--	161

April 30, 2004	$22,936	$43,408	$73,446	$(14,679)	$ (81)	$ (7,428)	$117,602
	======	======	======	======	======	======	======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

89 - 90

Consolidated Statements of Cash Flows
	For years ended April 30,
In thousands	2004	2003	2002
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$ 5,534	$ 9,659	$(119,615)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of accounting change	---	---	114,653
Depreciation and amortization	11,648	12,694	15,191
Gain on sale of disposed business, net of taxes	---	(1,222)	---
Restructuring and other charges	2,482	1,664	16,755
Write-down of assets	---	175	861
Deferred income taxes	(7,771)	1,216	(5,158)
Other non-cash items	2,966	2,477	2,324
Changes in operating accounts:
Receivables	2,371	2,177	13,820
Inventories	4,119	10,817	3,242
Prepaid expenses	2,001	2,759	(2,993)
Accounts payable and accrued expenses	(4,085)	(440)	(12,439)
Provided by Operating Activities	19,265	41,976	26,641
Investing Activities:
Additions to property, plant, and equipment	(3,407)	(3,369)	(4,526)
Proceeds from sale of assets	---	3,937	17,183
Proceeds from sale of disposed business	---	6,595	---
Proceeds from sale of promissory note	994	---	---
Intangible and other assets	(1,007)	(1,167)	(1,954)
Provided by (Used for) Investing Activities	(3,420)	5,996	10,703
Financing Activities:
Borrowings under Term Loans	65,000	---	---
Repayments of borrowings under Term Loans	(24,488)	---	---
Net change in revolvers	(67,298)	(43,788)	(42,118)
Net short-term financing	127	(254)	228
Debt issue costs	(5,604)	(1,796)	(563)
Exercise of stock options	130	---	106
Other common stock activity	(5)	37	(49)
(Used for) Financing Activities	(32,138)	(45,801)	(42,396)
Effect of exchange rate changes on cash	1,967	2,306	406
Increase (Decrease) in Cash and Cash Equivalents	(14,326)	4,477	(4,646)
Cash and Cash Equivalents, Beginning of Year	20,697	16,220	20,866
Cash and Cash Equivalents, End of Year	$ 6,371	$ 20,697	$ 16,220
	=======	=======	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
   Gerber Scientific, Inc.:

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Hartford, Connecticut
July 13, 2004

Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements

Note 1.  Accounting Policies

Operations
The Company is a leading provider of innovative, end-to-end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated.

Cash and Cash Equivalents
Where applicable, cash and cash equivalents include cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature, are in high-quality financial instruments, and have original maturities of three months or less. Short-term cash investments are stated at cost plus accrued interest, which approximates market value.

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

Inventories
Inventories are generally stated at the lower of standard cost, which approximates first-in, first-out or FIFO, or market value. Standard cost approximates cost as variances are applied to inventory as appropriate. Inventory at the Company's Apparel and Flexible Materials foreign non-manufacturing companies is valued on a weighted-average basis.

Property, Plant, Equipment, and Depreciation
Property, plant, and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in the Consolidated Statement of Operations.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are 45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

The Company capitalized certain costs of enterprise resource planning ("ERP") software obtained and developed for internal use. The amount capitalized as of April 30, 2004 and 2003 was $16,010,000. Capitalized software costs are amortized over 5 to 10 years. Accumulated depreciation of capitalized software was $7,928,000 and $6,001,000 as of April 30, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 on May 1, 2001, and concurrently ceased amortization of its goodwill, which is its only intangible asset with an indefinite useful life. The amount of goodwill impairment, if any, is measured annually on July 31 for our Ophthalmic Lens Processing segment, October 31 for our Sign Making and Specialty Graphics segment, and January 31 for our Apparel and Flexible Materials segment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing its implied fair value with its carrying amount and writing down its carrying amount to its implied fair value. See Note 6.

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

Revenue Recognition
Product sales are recognized upon shipment, which is when all four criteria listed in Staff Accounting Bulletin 104, "Revenue Recognition," are met. These four criteria are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured.

Service, installation, and training revenue are recognized ratably over the contractual period or as services are performed.

Software revenue is recognized when earned in compliance with American Institute of Certified Public Accountants' Statements of Position 97-2 and 98-4, "Software Revenue Recognition."

Revenue arrangements with multiple deliverables, which may include any combination of equipment, software, service, installation, and training, are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. If these criteria are not met, revenue is deferred until delivery of the last element. Fair values of undelivered elements are generally determined by the prices charged to external customers for the same elements on a stand-alone basis.

Shipping and Handling Fees and Costs
In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in product sales. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated to United States ("U.S.") dollars at year-end exchange rates and related revenue and expenses are translated at average exchange rates during the year. Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment or capital distribution nature, as designated by management, are deferred and accumulated in a separate component of Shareholders' Equity. Gains and losses on foreign currency denominated balances that are designated and effective as economic hedges of a net investment in a foreign entity are also deferred and accumulated in a separate component of Shareholders' Equity. Transaction gains and losses are included in the Consolidated Statement of Operations.

Derivative Instruments and Hedging Activity
The Company uses forward exchange contracts to manage certain foreign currency risks. Derivative instruments are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk at the inception of the contract. Changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

Effective May 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires that all derivative instruments be reported at fair value. The fair value of derivatives is accounted for in Other Accrued Liabilities. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to cost of sales in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in other income (expense).

Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share."

Stock Option Plans
As more fully described in Note 10, the Company has stock option plans authorizing grants to officers and employees. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options (intrinsic value method). No stock-based compensation cost related to stock options is reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the quoted market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation costs for fixed awards are expensed straight line over the vesting period:

In thousands except per share amounts	2004	2003	2002
Net earnings (loss), as reported	$ 5,534	$ 9,659	$(119,615)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax	(1,120)	(2,621)	(2,848)
Pro forma net earnings (loss)	$ 4,414	$ 7,038	$(122,463)
	=======	=======	========
Net earnings (loss) per share
Basic, as reported	$ .25	$ .44	$ (5.42)
Basic, pro forma	.20	.32	(5.55)

Diluted, as reported	$ .25	$ .43	$ (5.42)
Diluted, pro forma	.20	.32	(5.55)

In accordance with SFAS No. 123, the fair value of each stock option grant has been estimated on the dates of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.1%	4.1%	4.5%
Expected life of option	4.71 years	4.70 years	4.80 years
Expected volatility	74%	63%	53%
Expected dividend yield	--%	--%	--%

Weighted-average fair values at date of grant for options granted during fiscal 2004, 2003, and 2002 were $4.87, $2.02, and $4.47, respectively.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Important estimates include those related to asset valuation allowances (including those related to receivables, deferred income taxes, and long-lived assets), inventories, accrued liabilities, and deferred revenue.

Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the fiscal 2004 presentation.

Note 2.  Cash and Cash Equivalents

Cash and cash equivalents include:

	Year Ended April 30,
In thousands	2004	2003
Cash	$ 5,265	$20,610
Money market funds	1,106	87
	$ 6,371	$20,697
	======	======

The Company's short-term cash investments are in high-quality financial instruments. Because of the relatively short maturity, cost at April 30, 2004 and 2003 was a reasonable estimate of fair value.

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

A rollforward of the allowance for doubtful accounts for the three years ended April 30, 2004 is as follows (in thousands):

Balance at April 30, 2001	$ 7,045
Provision charged to expense	2,503
Doubtful accounts written off	(2,319)
Balance at April 30, 2002	7,229
Provision charged to expense	2,550
Doubtful accounts written off	(2,502)
Balance at April 30, 2003	7,277
Provision charged to expense	3,391
Doubtful accounts written off	(2,856)
Balance at April 30, 2004	$ 7,812
======

Note 4.  Inventories

Inventories include:

	Year Ended April 30,
In thousands	2004	2003
Raw materials and purchased parts	$ 37,460	$ 40,914
Work in process	1,096	1,859
Finished goods	11,140	9,209
	$ 49,696	$ 51,982
	======	======

Note 5.  Property, Plant, and Equipment

The components of property, plant, and equipment were:

	Year Ended April 30,
In thousands	2004	2003
Land	$ 1,139	$ 1,071
Buildings	28,627	27,705
Machinery, tools, and equipment	94,107	93,592
Construction in progress	512	306
	$124,385	$122,674
	=======	=======

Note 6.  Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 on May 1, 2001, ceased amortization of goodwill (its only intangible asset with an indefinite useful life), and performed a transitional goodwill impairment evaluation. The Company identified assets and liabilities associated with its business units (including goodwill) as of May 1, 2001. The fair value of each unit was estimated using a combination of earnings multiple and discounted cash flow valuation techniques. As a result of this evaluation, it was determined that goodwill associated with the Ophthalmic Lens Processing and Sign Making and Specialty Graphics segments was impaired as of May 1, 2001 in the amounts of $21,700,000 and $92,953,000, respectively. Effective May 1, 2001, an impairment loss of $114,653,000 was recognized as a cumulative effect of a change in accounting principle.

The amount of the impairment loss for each business unit was estimated by comparing the implied fair value of the business unit's goodwill to its carrying value. Implied fair value of goodwill was determined by allocating the estimated fair value of each business unit's assets and liabilities in a manner similar to a purchase price allocation.

In the case of the Ophthalmic Lens Processing segment, the Company conducted a strategic review of this segment in the fourth quarter of fiscal 2001. Circumstances leading to the goodwill impairment included softness in end sales of prescription optical lenses, consolidation in retail and wholesale segments of the ophthalmic industry, and global economic weakness for the segment's capital equipment products. These negative industry and economic trends had lowered the operating profits and cash flows of the business over the previous two fiscal years and then-current earnings expectations did not reflect improvement.

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

During fiscal years 2004 and 2003, the Company did not recognize any additional goodwill impairments in accordance with SFAS No. 142.

Goodwill and intangible assets include (in thousands):

	As of April 30, 2004		As of April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 9,042	$ 3,460	$ 10,300	$ 3,886
Other	691	162	1,073	710
	9,733	3,622	11,373	4,596
Intangible assets not amortized:
Goodwill	50,910	---	48,912	---
Prepaid pension cost	1,989	---	8,483	---
	52,899	---	57,395	---
	$ 62,632	$ 3,622	$ 68,768	$ 4,596
	======	======	======	======

Intangible asset amortization expense was $888,000 for the fiscal year ended April 30, 2004 and is estimated to be approximately $598,000 in fiscal year 2005 and approximately $557,000 annually for fiscal years 2006-2009. Intangible asset amortization expense for the fiscal years ended April 30, 2003 and 2002 was $1,070,000 and $1,533,000, respectively.

Changes in the carrying amount of goodwill for the fiscal years ended April 30, 2004 and 2003 were (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2002	$ 17,460	$ 12,511	$ 19,995	$ 49,966
Sale of disposed business	---	---	(2,999)	(2,999)
Effects of currency translation	1,816	129	---	1,945
Balance as of April 30, 2003	19,276	12,640	16,996	48,912
Effects of currency translation	1,935	63	---	1,998
Balance as of April 30, 2004	$ 21,211	$ 12,703	$ 16,996	$ 50,910
	=======	=======	=======	=======

Note 7.  Income Taxes

Components of the provision (benefit) for income taxes attributable to continuing operations were:

	Fiscal Year
In thousands	2004	2003	2002
Currently payable:
Federal	$ 310	$ 116	$(1,859)
State and local	709	589	278
Foreign	3,520	2,306	3,198
	4,539	3,011	1,617
Deferred	(7,870)	153	(6,297)
	$(3,331)	$ 3,164	$(4,680)
	======	======	======

Net income tax payments totaled $1,886,000, $168,000, and $2,698,000 in the years ended April 30, 2004, 2003, and 2002, respectively. Reconciliations of the statutory United States Federal income tax rate to the effective income tax rate for each year were as follows:

	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	32.9	6.0	3.6
Foreign tax rate differences	(67.3)	(8.1)	4.1
Export tax incentives	(43.5)	(5.7)	7.2
Research and development tax credits	(18.2)	(2.9)	3.7
Adjustment of prior years' taxes	(94.9)	1.7	(9.4)
Other, net	4.8	1.7	(0.1)
Effective income tax rate	(151.2)%	27.7%	44.1%
	=======	======	======

As of April 30, 2004 and 2003, the Company had valuation allowances of $14,400,000 and $17,200,000 to reduce its deferred tax assets to the amount that will more likely than not be realized. The Company expects future operations will generate sufficient earnings to realize its net deferred tax assets. The net changes in the valuation allowance for the years ended April 30, 2004, 2003, and 2002 relate to certain state and foreign tax carryforwards that the Company does not believe are more likely than not to be realized, and have been included in state and foreign income tax expense. Deferred tax assets and liabilities as of April 30, 2004 and 2003 are:

	2004		2003
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$ 1,000	$ ---	$ 900	$ ---
Patents	---	2,100	---	2,500
Employee benefit plans	6,900	600	10,400	3,100
Asset valuations	7,800	1,900	9,800	2,500
Provisions for estimated expenses	8,700	4,000	5,800	7,400
Foreign exchange gains and losses	---	500	---	1,000
Tax loss carryforwards	22,100	---	26,400	---
Other	900	200	800	200
	47,400	9,300	54,100	16,700
Valuation allowance	(14,400)	---	(17,200)	---
	$ 33,000	$ 9,300	$ 36,900	$ 16,700
	=======	======	=======	======

Consolidated earnings before income taxes included foreign pre-tax earnings of $5,325,000, $1,300,000, and $1,572,000 for fiscal 2004, 2003, and 2002, respectively. At April 30, 2004, unremitted earnings of foreign subsidiaries were approximately $8,000,000. United States income taxes have not been provided on those unremitted earnings because they are considered indefinitely reinvested in those operations. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional United States income tax that might be payable on these foreign earnings if remitted. For income tax reporting purposes, the Company has net operating loss and credit carryforwards in various United States and foreign jurisdictions of approximately $166,000,000 and $13,000,000, respectively, at April 30, 2004. These have various expiration dates beginning in fiscal year 2005.

Note 8.  Short-Term Lines of Credit

The Company had short-term bank lines of credit with several banks of approximately $4,170,000 at April 30, 2004 based on year-end foreign exchange rates. As of April 30, 2004, there was $124,000 outstanding under one of these credit lines.

Note 9.  Long-Term Debt

Long-term debt includes:

	April 30,
In thousands	2004	2003
Revolvers	$ 12,509	$ 79,807
Term Loans	40,512	---
Industrial revenue bonds	6,000	6,000
Subtotal	59,021	85,807
Less: current maturities	(12,509)	(14,807)
Long-term debt	$ 46,512	$ 71,000
	=======	=======

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and the carrying amount at April 30, 2004 approximates its fair value.

Interest payments, excluding debt issue costs, totaled $8,712,000, $7,596,000, and $11,015,000 in the years ended April 30, 2004, 2003, and 2002, respectively.

Multi-Currency Revolving Credit Facility
Between May 1998 and May 2003, the Company utilized a five-year multi-currency revolving credit facility from a group of major United States and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility was variable and was based on either LIBOR (London Interbank Offered Rate) or prime plus an applicable margin. This margin was based on the relationship of the Company's consolidated total debt to EBITDA, defined as earnings before interest, taxes, depreciation, and amortization (leverage ratio). Borrowings under the credit facility were secured by the accounts receivable and inventories of the Company and its domestic subsidiaries, and the capital stock of certain of the Company's foreign subsidiaries. The Company was also required to maintain certain financial covenants, set forth in the agreement memorializing the terms of the credit facility, that required the Company to maintain certain levels of net worth, certain leverage ratios, a minimum fixed charge coverage amount, a minimum revenue amount, and capital expenditures limits. The agreement also had various covenants that limited the Company's ability to pay dividends and make investments and provisions that limited subsidiary indebtedness. At April 30, 2003, borrowings outstanding under the credit facility were $79,807,000. The weighted-average interest rate of the borrowings under this facility during fiscal 2003 was 7.4 percent.

In May 2003, this facility was fully repaid using the proceeds from the Senior Credit Facility discussed below.

Senior Credit Facility
On May 9, 2003, the Company entered into a four-year $110,000,000 senior credit facility arranged by Fleet Securities, Inc. The financing consisted of a $45,000,000 asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32,500,000 (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans") (the Revolver and Term Loans being collectively referred to as the "Credit Facilities") led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P.

The lenders under the Credit Facilities have been granted security interests in selected assets of the Company and its subsidiaries including certain real estate and leasehold interests in the United States and elsewhere; inventory and accounts receivable in the United States, Canada, United Kingdom, Germany, and the Netherlands; intangible assets; intellectual property; and other assets. Borrowings under these arrangements are also secured by the capital stock of the Company's subsidiaries.

The initial borrowings under the Credit Facilities were used:

  to repay all borrowings under and terminate the Company's multi-currency revolving credit facility of $79,807,000;
  to pay fees and expenses; and
  for general working capital purposes.

Revolver
Under the Revolver, there are no required principal payments prior to maturity, although the amount of the revolving credit commitment is subject to reduction. Commitment reductions or termination, at the Company's option, under the Revolver are permitted at any time without fee.

Borrowings are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate will be Fleet National Bank's base rate. The initial applicable margin for borrowings under the Revolver was 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities. The weighted average interest rate of the Revolver during fiscal 2004 was 11.5 percent.

Under the Revolver, the Company is required to pay a commitment fee on the difference between the total committed amount of the facility and the amount borrowed by the Company. The initial commitment fee was 0.50 percent per year. The commitment fee is subject to adjustment based on the relationship of the Company's total funded debt to EBITDA.

The Company is required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Revolver agreement, including fixed charge coverage ratios, ratios of total liabilities to tangible capital base, and minimum consolidated EBITDA (as defined in the Revolver agreement). The minimum consolidated EBITDA covenant requirement was eliminated effective on July 9, 2004 in accordance with the amendments discussed below. The agreement also contains operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates and legal entity changes. In April 2004, to ensure compliance with the minimum EBITDA covenant as of April 30, 2004, the Company obtained an amendment to the Revolver agreement which reduced the EBITDA level it was required to meet as of that date. In connection with this amendment, the Company prepaid $10,000,000 principal amount of borrowings under the Term Loans with amounts drawn under the Revolver. At April 30, 2004, the Company was in compliance with all covenants.

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

Term Loans
Voluntary prepayments of principal under the Term Loans are permitted at any time without penalty or premium and with the consent of the Revolver Lender. This consent requirement was eliminated effective on July 9, 2004 in accordance with the amendments discussed below as long as the Company maintains minimum liquidity levels as defined in the Revolver agreement. Subject to certain exceptions, mandatory principal prepayments under the Term Loans are required with cash proceeds of debt issuances, asset sales, casualty events, and excess cash flow.

Obligations under the Term Loans bear interest at a floating rate of 6 percent over prime rate for Term A Loan borrowings and 7.5 percent over prime rate for Term B Loan borrowings. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.25 percent or higher than 7.25 percent. The Term Loans also accrue interest that can either be added to the loan principal ("PIK") or paid in cash of 2 percent per year. In addition, an annual fee amounting to 1.75 percent of the average monthly balance of the Term Loans is required to be paid on each anniversary of the loan closing date. The PIK interest rate and the anniversary fee are subject to 1 percent and 0.50 percent reductions, respectively, when certain EBITDA levels are achieved. The weighted average interest rate of the Term Loans during fiscal 2004 was 17.3 percent. The foregoing interest rate terms were modified in an amendment of the Term Loans agreement effective on July 9, 2004, which is discussed below.

The Company is required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Term Loans agreement, including ratios of Maximum Total Funded Debt to EBITDA (as defined in the Term Loans agreement), fixed charge coverage ratios, and minimum consolidated EBITDA levels. The minimum consolidated EBITDA covenant requirement was eliminated effective on July 9, 2004 in accordance with the amendments discussed below. The agreement also includes operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, and transactions with affiliates. In April 2004, to ensure compliance with the specified ratio of Maximum Total Funded Debt to EBITDA as of April 30, 2004, the Company obtained an amendment to the Term Loans agreement which increased the amount of Maximum Total Funded Debt it was permitted to have incurred as of that date.

Credit Facilities Amendments Effective on July 9, 2004
Effective July 9, 2004, the Company entered into amendments of its current credit facilities that, among other changes, reduced the interest rates accruing on its outstanding term loans and modified certain operating and financial covenants.

The amendments reduced the annual interest rates under both term loans by eliminating the 2.0 percent annual payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime or base rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate. The effect of these changes as of July 9, 2004 was to reduce by 2.75 percent the annual rate of interest accruing on Term Loan A, which has an outstanding principal balance of $20.1 million, and to reduce by 4.25 percent the annual rate of interest accruing on Term Loan B, which has an outstanding principal balance of $20.1 million.

The amendments modified operating covenants to permit the Company, within specified limits, to prepay the term loans more frequently, make business acquisitions, pay dividends and repurchase its common stock.

The amendments also eliminated, beginning with the fiscal quarter ending July 31, 2004, the financial covenant requiring the Company to maintain minimum levels of EBITDA (as defined) as of the end of each fiscal quarter. In addition, the amendments increased the maximum total funded debt (as defined) the Company may have as of the end of each fiscal quarter compared to EBITDA, by increasing the maximum total funded debt to EBITDA ratio from 2:1 to 2.5:1 for the fiscal quarters ending July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

The Term Loans amendment added a premium for the prepayment in full of the loans that result in the termination of the Term Loans agreement. This premium is subject to reduction over the life of the loans and is initially 1.375 percent of the principal balance based on the $40.1 million principal balance of the term loans outstanding on July 9, 2004.

Industrial Revenue Bonds
The Company has outstanding $6,000,000 of Variable Rate Demand Industrial Development Bonds ("VRDBs"). The interest rate is adjusted weekly to maintain market value at par. During 2004 and 2003, the average interest rate was 0.9 percent and 1.3 percent, respectively, and at April 30, 2004, the interest rate was 1.1 percent. The VRDBs are collateralized by certain property, plant, and equipment and are payable in 2014.

The demand feature of the VRDBs is supported by a letter of credit from a major United States commercial bank. The letter of credit, which expires in October 2005, carries a fee of 2.25 percent of the face amount. Advances under the letter of credit would be repayable over the remaining letter of credit term at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in the project property. Covenants in the Industrial Revenue Bond agreement were conformed to those in the now fully repaid multi-currency revolving credit facility described above.

Note 10.  Preferred Stock, Common Stock, Restricted Stock, Stock Option Plans,
                Incentive Bonus Plans, and Accumulated Other Comprehensive Loss

Preferred Stock
The Company's Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, without par value, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2004, no preferred stock had been issued.

Common Stock
Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3,000,000 shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1,023,800 shares. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2004, the Company could purchase up to an additional 1,976,200 shares under the November 1998 Board of Directors' resolution.

The Company's Non-Employee Director's Stock Grant Plan provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $25,000 per year, which was increased from $15,000 per year effective January 1, 2003. The grants under this plan have been issued from reacquired shares.

Restricted Stock
The Company's 2003 Employee Stock Option Plan (the "2003 Plan") permits restricted stock awards. The Company's 1992 Employee Stock Plan (the "1992 Plan"), as amended, which expired on August 19, 2002, also permitted restricted stock awards. The majority of outstanding restricted stock grants under the 1992 Plan vest one-third each year for the three-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Under the 2003 Plan, the Company may grant restricted stock awards for a maximum of 450,000 shares of common stock. No restricted stock grants had been made under the 2003 Plan as of April 30, 2004. The amount of compensation expense recognized for restricted stock awards, net of cancellations, under the 1992 Plan was $161,000, $229,000, and $302,000 in fiscal 2004, 2003, and 2002, respectively. Restricted stock award activity was as follows:

	2004	2003	2002
Restricted stock awarded (shares)	4,366	8,719	34,000
Weighted-average fair value on date of grant	$ 7.10	$ 3.50	$ 9.75

Stock Option Plans
2003 Employee Stock Option Plan. The 2003 Plan provides for the grant of incentive stock options and non-qualified options to key employees for a ten-year term, exercisable at the common stock market price on the date of grant. Options vest in accordance with the terms of an employee's grant agreement, generally over three years. A total of 900,000 shares of common stock are authorized under this plan for issuance pursuant to options, restricted stock grants (up to 450,000 shares), and bonus awards of common stock.

1992 Employee Stock Plan. The 1992 Plan, which expired on August 19, 2002, provided for the grant of incentive stock options and non-qualified options to officers and key employees for a ten-year term, exercisable at the common stock market price on the date of grant. Vested outstanding options under this plan remain exercisable and unvested options under this plan continue to vest in accordance with the terms of the 1992 Plan.

1992 Non-Employee Director Stock Option Plan. The 1992 Non-Employee Director Stock Option Plan (the "1992 Director Plan"), which expired on August 19, 2002, provided for non-qualified stock option grants to eligible members of the Board of Directors who were not also employees of the Company. Options were granted with a ten-year term at the market price of the common stock on the date of grant and were immediately exercisable. Vested outstanding options under this plan remain exercisable.

A summary of stock option activity under the stock option plans for the three-years ended April 30, 2004 is set forth below:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding- beginning of year	3,915,692	$ 12.63	3,713,193	$ 14.58	3,779,148	$ 15.92
Granted	10,000	7.98	735,500	3.78	735,100	9.03
Exercised	(22,771)	4.98	--	--	(15,002)	7.06
Forfeited	(613,766)	14.37	(533,001)	14.00	(786,053)	15.95
Outstanding-end of year	3,289,155	$ 12.34	3,915,692	$ 12.63	3,713,193	$ 14.58
	========		========		========
Exercisable at end of year	2,729,427	$ 13.79	2,620,254	$ 15.62	2,307,366	$ 17.12

Reserved for future grants	890,000		---		1,058,805

Exercise prices for options outstanding as of April 30, 2004 ranged from $3.35 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 2004 is 5.3 years. In the event of a "change in control," as defined in the 2003 and 1992 Plans, all outstanding stock options granted under the 2003 and 1992 Plans become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 2004:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 3.35 - $ 5.03	589,333	8.0 years	$ 3.38	220,402	$ 3.44
$ 5.04 - $ 7.54	416,964	6.4 years	7.08	385,496	7.08
$ 7.55 - $ 11.31	523,500	7.3 years	9.30	377,504	9.33
$11.32 - $ 16.96	1,095,852	3.6 years	14.68	1,082,519	14.71
$16.97 - $ 25.44	618,566	3.7 years	21.76	618,566	21.76
$25.45 - $ 28.25	44,940	3.0 years	27.51	44,940	27.51
	3,289,155	5.3 years	$ 12.34	2,729,427	$ 13.79
	=======			=======

Incentive Bonus Plans
The Management Development and Compensation Committee of the Board of Directors (the "MDCC") approved (1) the Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan (the "Bonus Plan"), and (2) cash profit incentive bonus plans for each of the years ended April 30, 2004, 2003, and 2002. The Bonus Plan covers the Company's executive officers and other officers designated by the MDCC and the cash profit incentive plans cover substantially all employees.  All of the plans provide for annual cash incentives upon the achievement of performance goals, which are specified in the plans, for the Company's operating subsidiaries and the consolidated group. No amount was expensed under these plans for the year ended April 30, 2004. The amounts charged to expense under these plans totaled $9,175,000 and $6,272,000 for the years ended April 30, 2003 and 2002, respectively.

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of taxes:

	Year Ended April 30,
In thousands	2004	2003
Cumulative translation component	$ 2,014	$ (8,602)
Unrealized losses on forward contracts	(149)	(1,420)
Minimum pension liability	(9,293)	(14,504)
	$ (7,428)	$ (24,526)
	=======	=======

Note 11.  Employee Benefit Plans

Pension Plans
The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Pension Plan"), covering substantially all employees in the United States. Qualified Pension Plan benefits accrued prior to May 1, 2004 were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service (before April 30, 2004). Effective May 1, 2004, Qualified Pension Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued at April 30, 2004. Employees hired on or after May 1, 2004 are not eligible to participate in either plan. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and non-cash), including compensation related to stock option plans and certain other benefits and payments.

The Company's general policy is to fund the Qualified Pension Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. The Company did not make any contributions to the Qualified Pension Plan in fiscal 2004, 2003, or 2002.

The Company also maintains a non-qualified supplemental pension plan (the "Non-Qualified Pension Plan") for employees in the United States. It provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations. Benefits funding is provided through a trust. The trust is irrevocable and its assets can be used only to pay benefits, with certain exceptions. The trust assets were invested in mutual funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments.

Effective May 1, 2004, both the Qualified Pension Plan and Non-Qualified Pension Plan were amended to reflect a new method for calculating final average earnings and a new early retirement table for those who qualify for early retirement. These changes resulted in a reduction of $5,122,000 in the projected benefit obligation for the Qualified Pension Plan and a reduction of $528,000 in the projected benefit obligation for the Non-Qualified Pension Plan. The plan amendment had no impact on the accumulated benefit obligation, as accrued benefits as of April 30, 2004 are protected for plan participants.

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.

The Company uses an April 30 measurement date for its plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheet at April 30, 2004 and 2003:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$ 87,207	$ 71,856	$ 7,602	$ 7,939
Service cost	3,293	2,731	194	85
Interest cost	5,306	5,020	513	484
Plan amendments	(5,122)	290	(528)	(290)
Actuarial loss	165	10,836	918	5
Benefits paid	(3,383)	(3,526)	(515)	(621)
Benefit obligation at end of fiscal year	87,466	87,207	8,184	7,602

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	52,854	65,478	4,989	6,323
Actual return on plan assets	15,085	(9,098)	1,051	(713)
Benefits paid	(3,383)	(3,526)	(515)	(621)
Fair value of plan assets at end of fiscal year	64,556	52,854	5,525	4,989

Funded status	(22,910)	(34,353)	(2,659)	(2,613)
Unrecognized net actuarial (gain)/loss	21,972	33,776	3,189	3,129
Unrecognized prior service cost (benefit)	1,989	7,892	(47)	591
Net amount recognized	$ 1,051	$ 7,315	$ 483	$ 1,107
	======	======	======	======

Amounts recognized in the balance sheet at April 30, 2004 and 2003 consist of:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Intangible assets	$ 1,989	$ 7,892	$ ---	$ 591
Accrued benefit liability	(13,397)	(21,226)	(1,867)	(2,323)
Accumulated other comprehensive income	12,459	20,649	2,350	2,839
	$ 1,051	$ 7,315	$ 483	$ 1,107
	======	======	======	======

Information at April 30 for the plans, both having an accumulated benefit obligation in excess of plan assets:
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Projected benefit obligation	$ 87,466	$ 87,207	$ 8,184	$ 7,602
Accumulated benefit obligation	77,953	74,080	7,393	7,312
Fair value of plan assets	64,556	52,854	5,525	4,989

Components of Net Periodic Benefit Cost for the fiscal years ended April 30:
	Qualified Pension Plan			Non-Qualified Pension Plan
In thousands	2004	2003	2002	2004	2003	2002
Service cost	$ 3,293	$ 2,731	$ 2,736	$ 194	$ 85	$ 188
Interest cost	5,306	5,020	4,864	512	484	546
Expected return on plan assets	(4,636)	(5,726)	(6,002)	(407)	(559)	(599)
Amortization of prior service cost	781	1,023	1,055	110	239	657
Amortization of transition obligation	---	74	77	---	---	---
Amortization of net loss	1,520	---	41	214	36	40
Curtailments	---	---	1,108	---	---	222
Net periodic benefit cost	$ 6,264	$ 3,122	$ 3,879	$ 623	$ 285	$ 1,054
	======	======	======	=====	======	======

In fiscal 2002, the Company recognized curtailment losses of $1,330,000 related to employee separations as part of the fourth quarter fiscal 2001 and third quarter fiscal 2002 restructuring actions. These losses represented acceleration of unrecognized prior service costs and losses, partially offset by a reduction in project benefit obligation.

Additional information:
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income, before taxes	$(8,190)	$20,649	$ (489)	$ 1,514

Assumptions:

Weighted-average assumptions used to determine benefit obligations at April 30:

	Qualified Pension Plan			Non-Qualified Pension Plan
In thousands	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.25%	7.25%	6.25%	6.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended April 30:

	Qualified Pension Plan			Non-Qualified Pension Plan
In thousands	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	7.25%	7.50%	6.25%	7.25%	7.50%
Expected long-term return on plan assets	8.50%	9.00%	9.00%	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The expected return on assets assumption is developed considering several factors. Such factors include current and expected target asset allocation, the Company's historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon. The effects of asset diversification and periodic fund rebalancing are also considered. The Company and its actuaries analyze the foregoing factors, as well as the advice of the Company's investment managers, to develop the return on assets assumption.

Plan Assets:

The Company's weighted-average asset allocations at April 30, by asset category, are as follows:

	Qualified Pension Plan Assets		Non-Qualified Pension Plan Assets
In thousands	2004	2003	2004	2003
Equity securities/mutual funds	70%	68%	--- %	92%
Debt securities	29	29	---	---
Other (money market funds)	1	3	100	8
	100%	100%	100%	100%
	=====	=====	=====	=====

The overall strategy of the Plans is to have diverse portfolios that reasonably span established risk and return levels, preserve liquidity, and achieve the rate of return specified in the actuarial valuation.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The Plans' asset allocations are designed to quantify the impact of diversification among various asset classes. Current target allocation percentages are 70 percent invested in equities and 30 percent invested in fixed income assets for the Qualified Pension Plan. The Non-Qualified Pension Plan does not target allocation percentages, but instead selects a fund that meets certain risk and return levels. At April 30, 2004, the Company was in the process of transitioning to a new fund, resulting in a money market investment during the period of transition. This was invested in a mutual fund subsequent to April 30, 2004 with a fund investment allocation of approximately 62 percent equity securities, 20 percent debt securities and 18 percent money market funds.

Equity securities of the Qualified Pension Plan include 103,000 shares of Gerber Scientific, Inc. common stock in the amount of $705,000 (1 percent of total plan assets) and $850,000 (2 percent of total plan assets) at April 30, 2004 and 2003, respectively.

Cash Flows

Contributions:

The Company expects to contribute $1,600,000 to its Qualified Pension Plan in fiscal 2005. No contributions are anticipated for its Non-Qualified Pension Plan.

401(k) Plan
Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the U.S. may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. During fiscal 2004, the Company temporarily suspended the elective Company matching contribution. The Company's expense for matching contributions was $426,000, $909,000, and $977,000 for the years ended April 30, 2004, 2003, and 2002, respectively.

Note 12.  Other Income (Expense)

Components of other income (expense) were:

In thousands	2004	2003	2002
Interest income from investments	$ 468	$ 343	$ 434
Royalty income	347	387	533
Foreign exchange (losses)	(2,790)	(928)	(476)
Bank service fees	(1,460)	(1,130)	(775)
Promissory note impairment	---	(402)	(1,700)
Write-off prior credit facility debt issuance deferred fees	(349)	---	---
Other, net	(422)	318	(401)
	$(4,206)	$(1,412)	$(2,385)
	======	======	======

The Company's net investment in an impaired promissory note at April 30, 2003 was $1,054,000 and was recorded in "Prepaid expenses and other current assets." In the fourth quarters of fiscal 2003 and 2002, impairment losses of $402,000 and $1,700,000, respectively, were recognized as the Company believed it was not probable that it would be able to collect the amounts due according to the contractual term of the note. As a practical expedient to determining the present value of expected future cash flows discounted at the note's effective rate, the impairment was based on the fair value of the note's collateral in fiscal 2002. In fiscal 2003, the Company determined that foreclosure was probable and measured the note based upon the fair value of the collateral less estimated costs to sell, on a discounted basis, resulting in an impairment charge. Interest income of $50,000 and $97,000 was recognized and contractually due on this note in 2003 and 2002, respectively, and the average balance of the note during fiscal 2003 and 2002 was $1,422,000 and $3,018,000, respectively. In June 2003, the Company settled the note in full for net proceeds of $994,000, which approximated net book value.

Note 13.  Restructuring and Other Charges

In fiscal 2004, 2003 and 2002, the Company recorded restructuring charges consisting of employee separation and facility consolidation costs associated with ongoing efforts to reduce costs.

Fiscal 2004 Actions. In fiscal 2004, the Company recorded restructuring charges of $2,493,000. The Sign Making and Specialty Graphics segment incurred $2,138,000 of these charges and the Ophthalmic Lens Processing segment incurred $355,000.

The Sign Making and Specialty Graphics segment charges consisted of a third quarter charge associated with a facility consolidation and a second quarter charge for employee separation costs related to an insignificant product line that was exited. The Ophthalmic Lens Processing segment's charges consisted of employee separation costs associated with the transition of segment operations to the shared services program and costs associated with a facility consolidation. The employee separations of both segments were completed during fiscal 2004.

The following table displays a rollforward of the accruals established during fiscal 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Fiscal 2004 charge	$ 179	$ 1,959	$ 2,138
Utilization	(179)	(205)	(384)
Ending balance at April 30, 2004	---	1,754	1,754

Ophthalmic Lens Processing
Fiscal 2004 charge	210	145	355
Utilization	(201)	(12)	(213)
Ending balance at April 30, 2004	9	133	142

	$ 9	$ 1,887	$ 1,896
	======	======	======

Of the remaining balance at April 30, 2004, $486,000 is expected to be paid in fiscal 2005, $173,000 in fiscal 2006, $142,000 in fiscal 2007, $136,000 in fiscal 2008, $127,000 in fiscal 2009, and $832,000 thereafter.

Fiscal 2003 Actions. During fiscal 2003, the Company implemented its shared services initiative between Gerber Technology and Gerber Scientific Products and consolidated Spandex warehouses in France and Germany.

Both of these initiatives resulted in employee headcount reductions and related costs. The shared services initiative also resulted in costs related to an unoccupied facility under an operating lease because of relocating certain operations of the Marblehead, Massachusetts facility to Tolland, Connecticut. These costs included the net present value of expected total future lease payments and asset impairment charges, primarily related to abandoned building and leasehold improvements.

Shared services initiative restructuring charges totaled $1,452,000 and European warehouse consolidation charges totaled $494,000. Charges associated with operating segments were $1,207,000 for the Apparel and Flexible Materials segment and $739,000 for the Sign Making and Specialty Graphics segment. Of these amounts, severance related costs were $1,513,000 and facility related costs were $433,000. The asset impairment charges of $175,000 were non-cash, recorded as "Write-down of Assets" on the Consolidated Statement of Operations, and were incurred in the Apparel and Flexible Materials segment.

The fiscal 2003 shared services and warehouse consolidation plans were completed by April 30, 2003. As of April 30, 2004, approximately $226,000 of the facility consolidation charge accruals remained. Payments will continue until January 2006 for the operating lease agreement. Of the remaining balance at April 30, 2004, $140,000 is expected to be paid in fiscal 2005 and $86,000 in fiscal 2006.

The following table displays a rollforward of the accrual established during fiscal 2003 by segment (in thousands):

	Employee Severance Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Fiscal 2003 charge	$ 739	$ ---	$ 739
Utilization	(73)	---	(73)
Ending balance at April 30, 2003	666	---	666
Utilization	(666)	---	(666)
Ending balance at April 30, 2004	---	---	---

Apparel and Flexible Materials
Fiscal 2003 charge	774	433	1,207
Utilization	(172)	(32)	(204)
Ending balance at April 30, 2003	602	401	1,003
Utilization	(602)	(175)	(777)
Ending balance at April 30, 2004	$ ---	$ 226	$ 226
	======	======	======

Fiscal 2002 Actions. The Company recorded pre-tax restructuring charges of $5,015,000 associated with ongoing efforts to reduce costs. Charges associated with operating segments and corporate headquarters were $1,467,000 for Apparel and Flexible Materials, $1,050,000 for Sign Making and Specialty Graphics, $298,000 for Ophthalmic Lens Processing, and $2,200,000 for general corporate.  The corporate level charges, as well as those of certain operating segments, were coincident with a decision to pursue a corporate shared services model for the Company's operating units. This change was designed to increase ownership of corporate staff functions at the business unit level and, through shared services initiatives, realize cost savings through supply chain consolidation and leverage in the areas of production, procurement, customer service, and aftermarket distribution.

The restructuring charge was comprised entirely of severance and related employment termination costs associated with workforce reductions of 165 salaried and hourly employees. The entire pre-tax charge was funded by cash generated from operations. As of April 30, 2003, 164 positions were eliminated. The remaining scheduled headcount reduction did not occur and the reserve established for this termination was reversed in the third quarter of fiscal 2003. As of April 30, 2004, approximately $250,000 of the severance and related costs accrued remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. These amounts are expected to be paid in fiscal 2005.

In fiscal 2004, 2003, and 2002, the Company reversed previously established restructuring reserves totaling $11,000, $282,000, and $900,000 before taxes, respectively. The reversal of these reserves was recorded in the Consolidated Statements of Operations as restructuring charges, which is where the accruals were originally recorded.

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

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability for the years ended April 30, 2004 and 2003, which are included in the "Other accrued liabilities" and "Deferred revenue" line items in the Company's Consolidated Balance Sheet:

	Year Ended April 30,
In thousands	2004	2003
Beginning balance	$ 4,372	$ 5,387
Reductions for payments made	(5,813)	(5,922)
Changes in accruals related to warranties issued in the current period	6,411	4,833
Changes in accruals related to pre-existing warranties	---	74
Ending balance	$ 4,970	$ 4,372
	======	======

Lease Financing Arrangements. The Company has agreements with major financial services institutions to provide lease financing to purchasers of the Company's equipment. These leases typically have terms ranging from 3-5 years. At April 30, 2004, the amount of lease receivables financed under these agreements was $48,346,000 and the amount that was subject to recourse provisions was approximately $21,555,000.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions but has the right to repossess and resell the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution. As of April 30, 2004 and 2003, the Company had recorded liabilities of $743,000 and $1,615,000, respectively, which reflected the undiscounted accruals of the expected losses under the recourse provisions.

Guarantees of Debt. At April 30, 2004, certain subsidiaries of the Company were guarantors of the Company's Credit Facilities. The guarantors are required to fulfill the Company's obligations over the life of the Credit Facilities, if the Company fails to pay any portion of the outstanding debt when due.  Outstanding debt under the Credit Facilities at April 30, 2004 was $53,021,000.

Note 15.  Segment Reporting

Operating segments are determined based on management's evaluation of the business units. The Sign Making and Specialty Graphics segment manufactures computer-controlled production systems, software, and aftermarket supplies sold to a diversified international customer base in the sign making and specialty graphics industries. The Apparel and Flexible Materials segment manufactures computer-controlled production systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites. The Apparel and Flexible Materials segment's international customer base is in the apparel, aerospace, automotive, furniture, and other industries. The Ophthalmic Lens Processing segment manufactures computer-controlled production systems and aftermarket supplies sold to a diversified international customer base in the ophthalmic industry.

No individual customer accounted for more than 10 percent of consolidated revenue in fiscal year 2004, 2003, or 2002.

Financial data for the past three fiscal years for the Company's operating segments are shown in the following tables. The accounting policies of the segments are substantially identical to those described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated.

During fiscal 2004, the Company consolidated certain accounting functions within its subsidiaries, as part of the shared services initiative. As a result of this change, separate financial information by segment for total assets and capital expenditures is not readily available and is not evaluated by the chief operating decision maker.

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
(As of and for the year ended April 30, 2004)
Revenue	$278,615	$160,134	$ 78,067	$516,816
Segment profit (loss) 1	9,079	19,181	(391)	27,869
Depreciation and amortization 2	4,154	3,737	1,410	9,301

(As of and for the year ended April 30, 2003)
Revenue	$269,408	$154,140	$ 88,821	$512,369
Segment profit 3	16,632	13,351	5,702	35,685
Segment assets 6	134,222	62,260	47,187	243,669
Capital expenditures 2	1,236	577	657	2,470
Depreciation and amortization 2	4,197	4,596	1,607	10,400

(As of and for the year ended April 30, 2002)
Revenue	$257,355	$158,134	$ 83,381	$498,870
Segment profit 4,5	6,114	10,544	3,968	20,626
Segment assets 6	128,938	66,394	54,650	249,982
Capital expenditures 2	2,220	1,198	568	3,986
Depreciation and amortization 2	4,739	5,521	1,780	12,040

1 Includes restructuring and other charges of $2,138,000 included in the Sign Making and Specialty Graphics operating segment and $355,000 included in the Ophthalmic Lens Processing operating segment (See Note 13).

2 Capital expenditures exclude $899,000 and $540,000 of corporate amounts in fiscal 2003 and 2002, respectively. Depreciation and amortization exclude $2,347,000, $2,294,000, and $3,151,000 of corporate amounts in fiscal 2004, 2003, and 2002, respectively.

3 Includes restructuring and other charges of $1,141,000 in the Sign Making and Specialty Graphics operating segment and $1,100,000 in the Apparel and Flexible Materials operating segment (See Note 13).

4 Includes restructuring and other charges of $13,620,000 included in the Sign Making and Specialty Graphics operating segment, $810,000 included in the Apparel and Flexible Materials operating segment, and $276,000 included in the Ophthalmic Lens Processing operating segment (See Notes 13 and 20).

5 Segment profit for fiscal 2002 excluded goodwill impairment charges of $21,700,000 and $92,953,000 for the Ophthalmic Lens Processing and Sign Making and Specialty Graphics operating segments, respectively.

6 Assets exclude $63,022,000 and $61,611,000 of corporate amounts in fiscal 2003 and 2002, respectively.

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

In thousands	2004	2003	2002
Segment profit	$ 27,869	$ 35,685	$ 20,626
Corporate expenses, net of other income 1	(13,581)	(16,066)	(18,603)
Earnings from continuing operations before interest and taxes	14,288	19,619	2,023
Interest expense	(12,085)	(8,190)	(12,640)
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	$ 2,203	$ 11,429	$(10,617)
	=======	=======	=======

1 Amounts include restructuring and other special charges of $2,049,000 in fiscal 2002.

Revenue and net property, plant, and equipment by country where located were as follows:

In thousands	United States	Continental Europe	United Kingdom	All Other	Total
(As of and for the year ended April 30, 2004)
Revenue 1	$172,003	$164,576	$ 50,289	$129,948	$516,816
Property, plant, and equipment, net	21,646	8,754	10,661	1,513	42,574

(As of and for the year ended April 30, 2003)
Revenue 1	$181,489	$156,988	$ 50,044	$123,848	$512,369
Property, plant, and equipment, net	25,828	8,963	10,430	2,144	47,365

(As of and for the year ended April 30, 2002)
Revenue 1	$172,193	$158,132	$ 45,308	$123,237	$498,870
Property, plant, and equipment, net	31,096	8,008	10,119	2,141	51,364

1 Revenues are attributed to specific countries based on the shipment destination.

Note 16.  Contingencies and Commitments

Leases
The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $8,994,000, $9,764,000, and $8,973,000 for the years ended April 30, 2004, 2003, and 2002, respectively. Net rental expense recorded as Restructuring Expense on the Consolidated Statement of Operations was $1,959,000 and $433,000 in fiscal 2004 and 2003, respectively. Minimum annual rental commitments, including vacant facilities under a restructuring, at April 30, 2004 under long-term non-cancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2005	$ 6,583	$ 262	$ 6,845
2006	5,777	132	5,909
2007	5,018	80	5,098
2008	4,788	57	4,845
2009	4,739	42	4,781
After 2009	37,671	33	37,704
	$64,576	$ 606	$65,182
	======	====	======

Future minimum rentals to be received under noncancelable subleases total $2,689,000.

In fiscal 2002, the Company sold and leased back three Connecticut properties, including its headquarters in South Windsor, Connecticut. The Company realized net proceeds of $17,183,000 on the sale and entered into a 17-year leaseback of these facilities for annual rental payments of $2,118,000, with annual adjustments for inflation. The deferred gain was $2,480,000 and is being amortized over the lease term against the rental payments. The lease is accounted for as an operating lease.

In fiscal 2001, the Company sold and leased back the Bristol, United Kingdom facility of its Spandex Ltd. subsidiary. Gross sale receipts were $12,600,000. There was a 15-year leaseback with average annual rental payments of approximately $1,200,000. Gain on the sale of $3,500,000 was deferred and is being amortized over the lease term as a reduction of the rental payments. The lease is accounted for as an operating lease.

SEC Enforcement Investigation
In April 2004, the Company consented to the entry by the Securities and Exchange Commission of an administrative cease and desist order that resolved all SEC concerns with the Company regarding the SEC's investigation into the Company's inventory and reserve accounting practices and related disclosures for fiscal year 1998 through the third quarter of fiscal year 2002. The SEC found in its order that the Company violated various provisions of the federal securities laws in connection with the foregoing practices and disclosures. In entering into the settlement, the Company neither admitted nor denied any of the findings of the SEC's order. The Company was not required to pay any fine or penalty under the settlement. All of the accounting issues identified in the order were addressed in the previous restatement of the Company's financial statements and, accordingly, no further restatements were necessary.

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

Product Liability Litigation
The Company is the defendant in a legal claim alleging that one of its machines caused a fire on the claimant's premises. The Company believes that it has substantial legal defense; however, there is no assurance that the Company will be successful in asserting defense against this claim.  As of April 30, 2004, the potential exposure for an unfavorable outcome is estimated to range from $0 to $500,000. The consolidated financial statements do not include an accrual for this contingency because the Company does not believe that an unfavorable settlement is probable.

Other
The Company currently has lawsuits, as well as claims, pending against it. Management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on the Company's consolidated financial condition, results of operations, liquidity, or competitive position.

Note 17.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share:

In thousands except per share amounts	2004	2003	2002
Numerator: Earnings (loss) from continuing operations before cumulative effect of accounting change	$ 5,534	$ 8,265	$ (5,937)
Discontinued operations	---	1,394	975
Cumulative effect of accounting change	---	---	(114,653)
Net earnings (loss)	$ 5,534	$ 9,659	$(119,615)
	=======	========	========
Denominators:
Denominator for basic earnings (loss) per share - weighted-average shares outstanding	22,197	22,139	22,072
Effect of dilutive securities: Stock options	196	86	---

Denominator for diluted earnings (loss) per share - adjusted weighted-average shares outstanding	22,393	22,225	22,072
	=======	=======	========
Basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$ .25	$ .38	$ (.27)
Discontinued operations	---	.06	.05
Cumulative effect of accounting change	---	---	(5.20)
Basic earnings (loss) per share	$ .25	$ .44	$ (5.42)
	=======	=======	========
Diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$ .25	$ .37	$ (.27)
Discontinued operations	---	.06	.05
Cumulative effect of accounting change	---	---	(5.20)
Diluted earnings (loss) per share	$ .25	$ .43	$ (5.42)
	=======	=======	========

For the years ended April 30, 2004, 2003, and 2002, stock options of 2,449,766, 3,283,692, and 2,838,631, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options exceeded the average market price of the Company's common stock and, therefore, would have been antidilutive. For the year ended April 30, 2002, an additional 102,172 stock options were excluded because the Company reported a loss from continuing operations.

Note 18.  Derivative Instruments and Hedging Activities

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

The Company's forward exchange contracts are designated as a hedge of the cash flow variability arising from forecasted foreign-currency denominated purchases. Accordingly, changes in the cash flows of these contracts must be highly correlated with changes in the cash flows of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into cost of sales in the period in which the hedged transaction settles. To the extent that the derivatives are not effective as hedges, gains and losses on these derivatives are recorded immediately into other income (expense). For the fiscal year ended April 30, 2004, the Company recognized in earnings realized losses of $391,000 related to the ineffectiveness of settled hedges.

As of April 30, 2004, the Company was party to approximately $11,100,000 in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding 9 months. The fair value of the contracts outstanding at April 30, 2004 was a $237,000 liability.

Year to Date Activity
The changes in shareholders' equity associated with hedging activity for the years ended April 30, 2004 and 2003 were as follows:

	Year Ended April 30,
(in thousands)	2004	2003
Beginning of year	$ (1,420)	$ (669)
Cash flow hedging loss	(2,096)	(3,782)
Net loss reclassified to Statement of Operations	3,367	3,031
End of year	$ (149)	$ (1,420)
	======	======

All of the amount recorded in shareholders' equity at April 30, 2004 is expected to be reclassified into earnings over the next twelve months.

Note 19.  Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. ("Stereo Optical"), which was included in the Ophthalmic Lens Processing operating segment, for approximately $7,500,000. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3,466,000 before income taxes and $1,222,000 after taxes, or $.05 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $669,000 and $264,000, respectively, for the year ended April 30, 2003 and $3,854,000 and $1,355,000, respectively, for the year ended April 30, 2002.

Note 20.  Quarterly Results (Unaudited)

Quarterly results of operations, dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past two fiscal years are set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales and service revenue	$128,957	$130,285	$120,890	$136,684
Gross profit	43,828	44,764	40,653	43,972
Net earnings (loss)1-5	363	2,762	(1,145)	3,554
Net earnings (loss) per common share1-5
Basic1-5.02		.12	(.05)	.16
Diluted1-5.02		.12	(.05)	.16
Dividends paid per share	---	---	---	---
Stock price - High	8.78	8.45	9.31	8.16
- Low	6.40	6.68	7.60	6.00

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales and service revenue	$125,878	$128,780	$122,003	$135,708
Gross profit	43,872	45,836	42,071	46,011
Net earnings 6	3,616	3,117	1,472	1,454
Net earnings per common share6
Basic6	.16	.14	.07	.07
Diluted6	.16	.14	.07	.06
Dividends paid per share	---	---	---	---
Stock price - High	4.98	4.00	6.30	8.60
- Low	1.40	1.53	3.25	5.50

1 Net earnings for the second quarter of fiscal 2004 include restructuring charges of $486,000 ($324,000 after taxes, or $.02 per diluted share). See Note 13.

2 Net earnings for the second quarter of fiscal 2004 includes a tax benefit of $2,188,000 ($0.10 per diluted share) associated with the reversal of a tax reserve when uncertainty over the deduction of operating losses was resolved through the completion of a tax audit.

3 Net loss for the third quarter of fiscal 2004 includes restructuring charges of $1,996,000 ($1,278,000 after taxes, or $.06 per diluted share). See Note 13.

4 Net loss for the third quarter of fiscal 2004 includes a tax benefit of $656,000 ($0.03 per diluted share) associated with a foreign jurisdiction's extension of the time period in which to realize operating losses.

5 Net earnings for the fourth quarter of fiscal 2004 includes $1,700,000 ($1,122,000 after taxes, or $0.05 per diluted share) of insurance proceeds received for costs previously incurred associated with an SEC investigation that was settled in the fourth quarter of fiscal 2004.

6 Net earnings for the fourth quarter of fiscal 2003 included restructuring and other charges of $2,523,000 ($1,779,000 after taxes, or $.08 per diluted share). See Notes 12 and 13.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the fourth fiscal quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements for the fiscal year ended April 30, 2004, we identified certain related party transactions involving a foreign subsidiary that were inconsistent with our policy prohibiting or restricting these types of transactions. We believe that our internal controls over such transactions at the time they were initiated and in subsequent periods were not adequate to enable us to identify the existence of the transactions in a timely manner. Prior to and subsequent to our identification of these transactions, we instituted additional processes and procedures to improve our control over related party transactions. We concluded that the specific transactions referred to above were not material, either individually or in the aggregate, so as to require disclosure in our financial statements.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K relating to identification of directors and required by Item 405 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for the Company's 2004 annual meeting of shareholders (the "Proxy Statement"), which is expected to be filed with the SEC within 120 days of the Company's April 30, 2004 fiscal year-end.

Identification of executive officers is set forth under the caption "Executive Officers of the Registrant" included in Part I of this annual report on Form 10-K.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K.

(a)     The following documents are filed as part of this annual report:

1.	Financial Statements:	Page
	Consolidated Statements of Operations for the years ended April 30, 2004, 2003, and 2002	85
	Consolidated Balance Sheets at April 30, 2004 and 2003	87
	Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 2004, 2003, and 2002	89
	Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003, and 2002	91
	Report of Independent Registered Public Accounting Firm	92
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	93

2.	Financial Statement Schedules:
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits See the Exhibit Index on Page 130 of this annual report.
(b)

Two Current Reports on Form 8-K were filed in the fourth quarter of fiscal year 2004. The first Current Report on Form 8-K, dated March 9, 2004, furnished pursuant to Item 12 a press release announcing the Company's financial results for the quarter and nine months ended January 31, 2004. The second Form 8-K, dated April 8, 2004, filed pursuant to Item 5 a press release announcing settlement of a previously disclosed Securities and Exchange Commission investigation.

(c)	See Item 15(a) 3. above.
(d)	See Item 15(a) 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: July 14, 2004	By:	/s/ Marc T. Giles
Marc T. Giles President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
July 14, 2004	/s/ Marc T. Giles	President, Chief Executive Officer,
	(Marc T. Giles)	and Director (Principal Executive Officer)

July 14, 2004	/s/ Donald P. Aiken	Director, Chairman
(Donald P. Aiken)

July 14, 2004	/s/ George M. Gentile	Director
(George M. Gentile)

July 14, 2004	/s/ W. Jerome Vereen	Director
(W. Jerome Vereen)

July 14, 2004	/s/ A. Robert Towbin	Director
(A. Robert Towbin)

July 14, 2004	/s/ David J. Gerber	Director
(David J. Gerber)

July 14, 2004	/s/ David J. Logan	Director
(David J. Logan)

July 14, 2004	/s/ Carole F. St. Mark	Director
(Carole F. St. Mark)

July 14, 2004	/s/ Edward G. Jepsen	Director
(Edward G. Jepsen)

July 14, 2004	/s/ John R. Lord	Director
(John R. Lord)

July 14, 2004	/s/ Randall D. Ledford	Director
(Randall D. Ledford)

July 14, 2004	/s/ Shawn M. Harrington	Chief Financial Officer,
	(Shawn M. Harrington)	Executive Vice President (Principal Accounting and Financial Officer)

128 - 129

EXHIBIT INDEX
Exhibit Index Number	Exhibit

3.1

Restated Certificate of Incorporation of Gerber Scientific, Inc. (the "Company" or the "Registrant") (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

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

10.3

Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended (incorporated herein by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on August 8, 2003, as amended on August 18, 2003).

10.4	Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).
10.5

Gerber Scientific, Inc. Agreement for Deferment of Director Fees, as amended (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended April 30, 2001).

10.6

Special Grant Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and George M. Gentile (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.7

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and Marc T. Giles (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.8

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Shawn M. Harrington (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

10.9

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Bernard J. Demko (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

10.10

Letter Agreement, dated as of August 1, 2001, and Modification to such agreement, dated as of August 30, 2001, between Gerber Scientific, Inc. and Elaine A. Pullen (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001).

10.11

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Doris W. Skoch (incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.12

Letter Agreement, dated as of May 23, 2002, between Gerber Scientific, Inc. and Doris W. Skoch (incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.13

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.14

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.15

Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents including Shawn M. Harrington, Marc T. Giles, F. David Jones, Gary K. Bennett, and Richard F. Treacy, Jr. and between Gerber Scientific, Inc. and Bernard J. Demko, Executive Vice President and Chief Operating Officer of Gerber Technology (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.16

Severance Policy for Senior Officers of Gerber Scientific, Inc. as Amended and Restated Effective October 1, 2002 (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.17

Letter Agreement, dated as of June 18, 2003, between Gerber Scientific, Inc. and Richard F. Treacy, Jr. (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.18

Consultant Agreement, dated as of June 18, 2003, between Gerber Scientific, Inc. and Richard F. Treacy, Jr. (incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.19

Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.20

Agreement and Lease between Spandex Ltd. and IM Properties Finance Limited for the sale and leaseback of property in Bristol, United Kingdom (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001).

10.21

Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001).

10.22

Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).

10.23

2000-2004 Executive Annual Incentive Bonus Plan, as submitted to shareholders for approval (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.24	Ableco Finance LLC First Amendment to Financing Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).
10.25	Fleet Capital Corporation First Amendment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).
10.26	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed on August 28, 1995).
10.27	Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Appendix B to the Company's Proxy Statement filed on August 8, 2003, as amended on August 18, 2003).
10.28	Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-116991).
10.29

Letter Agreement, dated as of September 22, 2003, between the Company and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

10.30	Ableco Finance LLC Second Amendment Agreement. Filed herewith.
10.31	Fleet Capital Corporation Waiver and Second Amendment Agreement. Filed herewith.
10.32	Letter Agreement, dated as of January 21, 2004, between Gerber Scientific, Inc. and Doris W. Skoch. Filed herewith.
10.33	Letter Agreement, dated as of December 18, 2003, between Gerber Scientific, Inc. and Donald P. Aiken. Filed herewith.
10.34	Ableco Finance LLC Third Amendment Agreement dated as of July 9, 2004. Filed herewith.
10.35	Fleet Capital Corporation Third Amendment Agreement dated as of July 9, 2004. Filed herewith.
10.36	Separation Agreement Between Shawn Harrington and Gerber Scientific, Inc., dated July 14, 2004. Filed herewith.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
99.1	Supplemental Segment Information. Filed herewith.

130 - 134