Form 10-Q
period 2004-07-31
GERBER SCIENTIFIC INC
filed 2004-09-09
CIK 41133

__________________________________________________________ SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

Yes /X/. No / /.

At August 31, 2004, 22,262,210 shares of common stock of the registrant were outstanding.
GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONTENTS OF QUARTERLY REPORT ON FORM 10-Q Quarter Ended July 31, 2004

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended July 31, 2004 and 2003	2

	Consolidated Balance Sheets at July 31, 2004 and April 30, 2004	3-4

	Consolidated Statements of Cash Flows for the three months ended July 31, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits and Reports on Form 8-K	29

Signature		30

Exhibit Index		31

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
In thousands, except per share data	2004	2003
Revenue:
Product sales	$ 110,944	$ 114,689
Service sales	16,742	14,268
	127,686	128,957
Costs and Expenses:
Cost of products sold	73,959	77,635
Cost of services sold	9,716	7,494
Selling, general, and administrative	32,888	33,033
Research and development	6,113	6,191
Restructuring charges (Note 4)	1,894	---
	124,570	124,353
Operating income	3,116	4,604
Other expense, net	(198)	(1,016)
Interest expense	(2,077)	(3,103)
Earnings before income taxes	841	485
Provision for income taxes	144	122
Net earnings	$ 697	$ 363
	=======	=======
Earnings per share of common stock:
Basic	$ .03	$ .02
Diluted	.03	.02
Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,235	22,173
Diluted	22,433	22,473

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share data	July 31, 2004	April 30, 2004
Assets:
Current Assets:
Cash and cash equivalents	$ 6,537	$ 6,371
Accounts receivable, net of allowance for doubtful accounts of $8,525 and $7,812, respectively	86,457	90,453
Inventories	54,526	49,696
Deferred income taxes	4,106	3,930
Prepaid expenses and other current assets	8,004	7,377
	159,630	157,827
Property, Plant and Equipment	125,969	124,385
Less accumulated depreciation	84,719	81,811
	41,250	42,574
Intangible Assets:
Goodwill	51,053	50,910
Prepaid pension cost	1,989	1,989
Patents and other intangible assets, net of accumulated amortization	6,102	6,111
	59,144	59,010
Deferred Income Taxes	20,584	19,738
Other Assets	7,292	7,737
	$287,900	$286,886
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Short-term line of credit	$ ---	$ 124
Current portion of long-term debt	21,831	12,509
Accounts payable	40,312	43,397
Accrued compensation and benefits	17,153	14,334
Other accrued liabilities	16,601	17,135
Deferred revenue	13,967	13,514
Advances on sales contracts	1,061	1,028
	110,925	102,041

Noncurrent Liabilities:
Accrued pension benefit liability	16,323	15,264
Other liabilities	5,439	5,467
Long-term debt	36,060	46,512
	57,822	67,243

Contingencies and Commitments (Note 10)

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $1.00 par value; authorized 65,000,000 shares; issued 22,961,377 and 22,935,638 shares, respectively	22,961	22,936
Paid-in capital	43,349	43,408
Retained earnings	74,143	73,446
Treasury stock, at cost (705,001 and 713,853 shares, respectively)	(14,497)	(14,679)
Unamortized value of restricted stock grants	(139)	(81)
Accumulated other comprehensive loss	(6,664)	(7,428)
	119,153	117,602
	$287,900	$286,886
	=======	=======

See accompanying notes to consolidated financial statements.

3 - 4

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,

In thousands	2004	2003
Cash Provided by (Used for):
Operating Activities:
Net earnings	$ 697	$ 363
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	2,790	2,978
Restructuring charges	1,894	---
Deferred income taxes	(1,068)	(214)
Other non-cash items	440	917
Changes in operating accounts:
Receivables	4,506	1,975
Inventories	(4,678)	(1,136)
Prepaid expenses	(599)	(1,250)
Accounts payable and accrued expenses	(1,261)	(12,281)
Provided by (Used for) Operating Activities:	2,721	(8,648)
Investing Activities:
Additions to property, plant and equipment	(1,072)	(512)
Intangible and other assets	(91)	(274)
Proceeds from sale of promissory note	---	994
(Used for) Provided by Investing Activities:	(1,163)	208
Financing Activities:
Borrowings under term loans	---	65,000
Repayments of borrowings under term loans	(10,452)	(824)
Net change in revolvers	9,322	(60,310)
Net short-term financing	(126)	---
Debt issue costs	---	(5,604)
Exercise of stock options	91	34
Other common stock activity	(93)	51
(Used for) Financing Activities:	(1,258)	(1,653)

Effect of exchange rate changes on cash	(134)	173

Increase (Decrease) in Cash and Cash Equivalents	166	(9,920)
Cash and Cash Equivalents, Beginning of Period	6,371	20,697
Cash and Cash Equivalents, End of Period	$ 6,537	$ 10,777
	=======	=======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the SEC on July 14, 2004. The consolidated balance sheet at April 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to the prior year amounts to conform to the fiscal 2005 presentation.

NOTE 2.   Stock Option Plans

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

	Three Months Ended July 31,
In thousands, except per share amounts	2004	2003
Net earnings, as reported	$ 697	$ 363
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(246)	(335)
Pro forma net earnings	$ 451	$ 28
	=====	=====
Net earnings per share
Basic, as reported	$ .03	$ .02
Basic, pro forma	.02	.00

Diluted, as reported	$ .03	$ .02
Diluted, pro forma	.02	.00

NOTE 3.   Inventories

The classification of inventories was as follows (in thousands):

	July 31, 2004	April 30, 2004
Raw materials and aftermarket parts	$41,636	$37,460
Work in process	1,352	1,096
Finished goods	11,538	11,140
	$54,526	$49,696
	======	======

NOTE 4.   Restructuring

For the three months ended July 31, 2004, the Company recorded restructuring charges of $1.9 million consisting of employee separation costs of $1.5 million and an adjustment to the fiscal 2004 facility consolidation costs of $0.4 million. The employee separation costs were primarily caused by the relocation of the Ophthalmic Lens Processing segment's operations in Muskogee, Oklahoma. The facility consolidation adjustment related to the sublease of a vacant Sign Making and Specialty Graphics segment facility. We anticipate additional restructuring charges of up to $5.0 million for the remainder of this fiscal year in connection with the Oklahoma facility relocation and the restructuring of our Spandex business.

In fiscal 2004 and 2003, the Company recorded restructuring charges, consisting of employee separation and facility consolidation costs, associated with efforts to reduce costs. Included in the facility consolidation charges was a provision for costs associated with a vacant facility through the remainder of its lease term. This was based on market assumptions when the provision was recorded. In June 2004, the Company sublet this facility and the fiscal 2005 first quarter charge of $0.4 million was recorded to adjust the original assumptions to the terms of the sublease agreement. For further information on previous fiscal years' restructuring charges, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2004, filed with the SEC on July 14, 2004.

The following table presents a rollforward of the accruals established in fiscal 2005 by segment (in thousands):

Employee Separation Accrual
Ophthalmic Lens Processing
Fiscal 2005 charge	$ 1,434
Utilization	(27)
Ending balance at July 31, 2004	1,407

Sign Making and Specialty Graphics
Fiscal 2005 charge	16
Utilization	(16)
Ending balance at July 31, 2004	---

Apparel and Flexible Materials
Fiscal 2005 charge	16
Utilization	(16)
Ending balance at July 31, 2004	---
$ 1,407

The remaining balance at July 31, 2004 of $1.4 million is expected to be paid through fiscal 2006.

Fiscal Year 2004 Restructuring Update

The following table presents a rollforward of the accruals established in fiscal 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Balance at April 30, 2004	$ ---	$ 1,754	$ 1,754
Fiscal 2005 Adjustment	---	428	428
Utilization	---	(119)	(119)
Ending balance at July 31, 2004	---	2,063	2,063

Ophthalmic Lens Processing
Balance at April 30, 2004	9	133	142
Utilization	(9)	(18)	(27)
Ending balance at July 31, 2004	---	115	115

	$ ---	$ 2,178	$ 2,178
	======	======	======

Of the remaining balance at July 31, 2004, $0.4 million, $0.4 million, $0.3 million, $0.1 million, and $1.0 million is expected to be paid in fiscal 2005, 2006, 2007, 2008, and thereafter, respectively.

Fiscal Year 2003 Restructuring Update

Of the remaining accrual of $0.2 million at April 30, 2004 related to a fiscal 2003 facility consolidation charge, a minimal amount was paid in fiscal 2005 during the first quarter, resulting in an ending balance at July 31, 2004 of $0.2 million. Of the remaining balance at July 31, 2004, $0.1 million is expected to be paid in fiscal 2005 and $0.1 million in fiscal 2006.

Fiscal Year 2002 Restructuring Update

As of April 30, 2004, an accrual of approximately $0.3 million for severance costs remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. No cash payments were charged against this accrual during the three months ended July 31, 2004. These amounts are expected to be paid later in fiscal 2005.

NOTE 5.   Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of July 31, 2004		As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 9,123	$ 3,522	$ 9,042	$ 3,460
Other	686	185	691	162
	9,809	3,707	9,733	3,622
Unamortized intangible assets:
Goodwill	51,053	---	50,910	---
Prepaid pension cost	1,989	---	1,989	---
	53,042	---	52,899	---
	$ 62,851	$ 3,707	$ 62,632	$ 3,622
	======	======	======	======

Intangible amortization expense was $0.2 million and $0.3 million for the three months ended July 31, 2004 and 2003, respectively, and is estimated to be approximately $0.6 million annually for fiscal years 2005 through 2010.

The following table presents the changes in the carrying amount of goodwill by operating segment for the quarter ended July 31, 2004 (in thousands):

	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2004	$ 21,211	$ 12,703	$ 16,996	$ 50,910
Effects of currency translation	129	14	---	143
Balance as of July 31, 2004	$ 21,340	$ 12,717	$ 16,996	$ 51,053
	======	======	======	======

During the three months ended July 31, 2004, the Company reviewed its Ophthalmic Lens Processing segment goodwill for impairment in accordance with its annual goodwill impairment review schedule. Based on this review, the Company was not required to record any goodwill impairment.

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

The Company's forward exchange contracts are designated as a hedge of the cash flow variability arising from forecasted foreign currency denominated purchases. Accordingly, changes in the cash flows of these contracts must be highly correlated with changes in the cash flows of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into earnings in the period in which the hedged transaction settles. To the extent that the derivatives are not effective as hedges, gains and losses on these derivatives are recorded immediately into current earnings in other income expense, net.

As of July 31, 2004, the Company was party to approximately $8.3 million in forward exchange contracts providing for the delivery of the various currencies in exchange for others over the succeeding six months. The fair value of the contracts outstanding at July 31, 2004 was a $0.1 million net liability.

Year to Date Activity

The changes in shareholders' equity associated with hedging activity for the three months ended July 31, 2004 and 2003 were as follows:

	Three Months Ended July 31,
In thousands	2004	2003
Balance − May 1, 2004 and 2003	$ (149)	$ (1,420)
Cash flow hedging loss	(86)	(328)
Net loss reclassified to Statements of Operations	164	660
Balance − July 31, 2004 and 2003	$ (71)	$ (1,088)
	======	======

The balance recorded in shareholders' equity at July 31, 2004 is expected to be reclassified into earnings in fiscal 2005.

NOTE 7.   Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three months ended July 31, 2004 and 2003 are shown in the following tables:

	Three Months Ended July 31,
In thousands	2004	2003

Segment revenue:
Sign Making and Specialty Graphics	$ 68,725	$ 72,841
Apparel and Flexible Materials	39,764	37,607
Ophthalmic Lens Processing	19,197	18,509
	$127,686	$128,957
	=======	=======
Segment profit (loss):
Sign Making and Specialty Graphics	$ 2,460	$ 5,069
Apparel and Flexible Materials	4,561	2,973
Ophthalmic Lens Processing	(593)	(41)
	$ 6,428	$ 8,001
	=======	=======

A reconciliation of total segment profit to consolidated earnings before income taxes follows:

	Three Months Ended July 31,
In thousands	2004	2003

Segment profit	$ 6,428	$ 8,001
Corporate expenses, net of other income	(3,510)	(4,413)
Earnings before interest and taxes	2,918	3,588
Interest expense	(2,077)	(3,103)
Earnings before income taxes	$ 841	$ 485
	======	======

There were no material changes in the measure of segment profit or differences in the basis of segmentation since the Company's most recent annual report on Form 10-K, filed with the SEC on July 14, 2004.

NOTE 8.   Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended July 31,
In thousands	2004	2003
Net earnings	$ 697	$ 363
Other comprehensive income:
Foreign currency translation adjustments	686	879
Cash flow hedging gain, net	78	332
Total comprehensive income	$ 1,461	$ 1,574
	======	======

NOTE 9.   Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended July 31,
In thousands, except per share amounts	2004	2003
Numerator:
Net earnings	$ 697	$ 363
	======	======
Denominators:
Denominator for basic earnings per share − weighted-average shares outstanding	22,235	22,173
Effect of dilutive securities:
Stock options	198	300
Denominator for diluted earnings per share − adjusted weighted-average shares outstanding	22,433	22,473
	======	======
Basic earnings per share	$ .03	$ .02
	======	======
Diluted earnings per share	$ .03	$ .02
	======	======

For the three months ended July 31, 2004 and 2003, 2.9 million and 2.4 million, respectively, of common stock equivalents were antidilutive and not included in the above calculation.

NOTE 10.   Commitments and Contingencies

There were no significant changes to the commitments and contingencies reported as of April 30, 2004 during the fiscal 2005 first quarter. Summarized below, however, are the matters previously disclosed in Note 16 of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended April 30, 2004, filed with the SEC on July 14, 2004.

Product Liability Litigation
The Company is the defendant in a legal claim alleging that one of its machines caused a fire on the claimant's premises. The Company believes that it has substantial legal defense; however, there is no assurance that the Company will be successful in asserting defense against this claim.  As of July 31, 2004, the potential exposure for an unfavorable outcome is estimated to range from $0 to $0.5 million. The consolidated financial statements do not include an accrual for this contingency because the Company does not believe that an unfavorable settlement is probable.

Other

The Company currently has lawsuits and claims pending against it. The Company's management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on its consolidated financial condition or results of operations.

NOTE 11.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2004.

The changes in the carrying amount of product warranties for the three months ended July 31, 2004 and 2003 are as follows:

	Three Months Ended July 31,
In thousands	2004	2003
Beginning balance	$ 4,970	$ 4,372
Reductions for payments made	(1,329)	(1,374)
Changes in accruals related to warranties issued in the current period	1,382	1,277
Ending balance	$ 5,023	$ 4,275
	======	======

NOTE 12.  Employee Benefit Plans

Components of net periodic benefit cost for the three months ended July 31 are presented below.

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Service cost	$ 654	$ 855	$ 40	$ 45
Interest cost	1,337	1,337	123	113
Expected return on plan assets	(1,332)	(1,086)	(111)	(98)
Amortization of prior service cost	74	257	(1)	41
Amortization of net loss	233	431	42	60
Net periodic benefit cost	$ 966	$ 1,794	$ 93	$ 161
	======	======	======	======

Employer Contributions

As of July 31, 2004, no cash contributions to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan have been made and the Company continues to expect to contribute $1.6 million to this plan later in fiscal 2005.

NOTE 13. Long-Term Debt

Effective July 9, 2004, the Company entered into amendments of its current credit facilities that, among other changes, reduced the interest rates accruing on its outstanding term loans and modified certain operating and financial covenants.

The amendments reduced the annual interest rates under both term loans by eliminating the 2.0 percent annual payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime or base rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate. The effect of these changes as of July 9, 2004 was to reduce by 2.75 percent the annual rate of interest accruing on Term Loan A, which had an outstanding principal balance of $20.1 million, and to reduce by 4.25 percent the annual rate of interest accruing on Term Loan B, which had an outstanding principal balance of $20.1 million.

The amendments modified operating covenants to permit the Company, within specified limits, to prepay the term loans more frequently, make business acquisitions, pay dividends, and repurchase its common stock.

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

The Term Loans amendment added a premium for the prepayment in full of the loans that result in the termination of the Term Loans agreement. This premium is subject to reduction over the life of the loans and was initially 1.375 percent of the principal balance based on the $40.1 million principal balance of the term loans outstanding on July 9, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
   Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of July 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended July 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
September 7, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements for the three-month periods ended July 31, 2004 ("fiscal 2005 first quarter") and 2003 ("fiscal 2004 first quarter") and related notes to the Consolidated Financial Statements included elsewhere herein, as well as with our annual report on Form 10-K for the fiscal year ended April 30, 2004.

OVERVIEW

Our financial results for the fiscal 2005 first quarter were an improvement from the fiscal 2004 first quarter, which was largely the result of our cost control efforts and lower interest expense. We lowered both the costs to make our products and the expenses needed to run our businesses. The resulting operating efficiencies were most apparent in our Apparel and Flexible Materials business, which reported significantly higher profit on only a modest revenue increase. Similarly, the improved operational performance of our Ophthalmic Lens Processing segment, excluding restructuring charges, indicates that we can expect to see improvements in profitability as we continue to restructure that business and release new products.

In the fiscal 2005 first quarter, we amended our credit facilities to make changes that, among other things, reduced the interest rate on our higher cost term loans, eliminated certain financial covenants, and eased other financial and restrictive covenants. In conjunction with these amendments, we repaid $10.0 million of our term loans in July 2004. Between the lower debt balances and lower cost of our debt, our interest expense decreased by one-third, or $1.0 million, to $2.1 million in the fiscal 2005 first quarter compared to the fiscal 2004 first quarter.

In the Sign Making and Specialty Graphics segment, we reported an overall revenue decline in the fiscal 2005 first quarter compared to the fiscal 2004 first quarter. While sales of our aftermarket products were steady because of improvement in our U.S. and European markets, revenue declined because of lower equipment sales resulting from ink jet competition and large prior year sales to Kinkos that did not recur. We are developing our own ink jet products, both internally and with external partners, and we recently introduced a new ink jet product named Elan in Europe. While we experienced good initial customer demand for this product, we had some startup problems with units shipped and are proceeding slowly with the rollout to ensure customer satisfaction. Successful and timely market introduction of our new products and resolution of these startup problems are critical for us to compete in this market. Failure to achieve these goals could adversely affect our results of operations and financial condition.

We continued to make progress implementing the key elements of our business strategy. We announced in the fiscal 2005 first quarter our plan to relocate the manufacturing operations of our Ophthalmic Lens Processing segment in Muskogee, Oklahoma. This move, which we expect will be completed by the end of this fiscal year, is expected to generate approximately $0.6 million of cash savings in fiscal 2005 and approximately $3.0 million of annual savings thereafter. In the fiscal 2005 first quarter, we recorded restructuring charges of $1.4 million for employee separations related to this action. We anticipate additional restructuring charges of up to $5.0 million for the remainder of this fiscal year in connection with the Oklahoma facility relocation and the restructuring of our Spandex business.

We are also continuing the implementation of our enterprise resource system, SAP, for our Sign Making and Specialty Graphics segment's Spandex businesses and are using our shared services organization to reduce costs and increase profitability in this segment. Because this segment's revenue is declining, successful implementation of these restructuring actions is critical to its future results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. We described the critical accounting policies that require management's most difficult, subjective, or complex judgments in our annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the SEC on July 14, 2004.

RESULTS OF OPERATIONS

	Three Months Ended July 31,
In thousands	2004	2003
Revenue	$127,686	$128,957
Cost of sales	83,675	85,129
Gross margin	44,011	43,828
Operating expenses	39,001	39,224
Restructuring charges	1,894	---
Other income/(expense)	(198)	(1,016)
Earnings before interest expense and provision for income taxes	$ 2,918	$ 3,588
	======	======
Gross margin %	34.5%	34.0%
	======	======

Revenue. Consolidated fiscal 2005 first quarter revenue was $127.7 million compared to fiscal 2004 first quarter revenue of $129.0 million. Foreign currency translation had the effect of increasing revenue in the fiscal 2005 first quarter by approximately $4.2 million compared to the fiscal 2004 first quarter. Adjusting for the effect of foreign currency translation, revenue increased in our Apparel and Flexible Materials and Ophthalmic Lens Processing segments and declined in our Sign Making and Specialty Graphics segment.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during the fiscal 2005 first quarter compared to the fiscal 2004 first quarter:

	Three Months Ended July 31,
	2004	2003

Equipment revenue	27%	30%
Aftermarket supplies and service revenue	73%	70%

On a geographic basis and adjusted for foreign currency translation, our fiscal 2005 first quarter business volume was lower in the North American and European regions and higher in the Rest of World region compared to the fiscal 2004 first quarter.

The North American decrease occurred in the Sign Making and Specialty Graphics segment. Fiscal 2004 first quarter equipment sales of $2.4 million to Kinkos that did not recur in the fiscal 2005 first quarter, as well as the transition of sign and specialty graphics production to lower cost ink jet imaging systems and competition from other ink jet system providers were the causes. Increases in the North American businesses of the Apparel and Flexible Materials and Ophthalmic Lens Processing segments, which reflected improving economic conditions, were offsets to the overall decrease.

The European business decline occurred primarily in the Sign Making and Specialty Graphics segment. In addition to the factors affecting this segment's North American equipment sales, startup problems with the Elan ink jet printer introduced in Europe and the discontinuation of a non-strategic product line contributed to the decline. The Apparel and Flexible Materials segment also experienced a decline in business volume because of the continued migration of apparel production from Europe to emerging markets, including China.

The higher business volume in the Rest of World markets was largely the result of the migration of apparel production to emerging markets in the Apparel and Flexible Materials segment. In particular, our business volume in China increased significantly, reflecting both our continued investments in that country and the strength of market conditions there.

Gross Profit Margins. Fiscal 2005 first quarter gross margin of 34.5 percent increased 0.5 percentage points compared to the fiscal 2004 first quarter and increased 1.1 percentage points after adjusting for service cost of sales recorded as selling, general, and administrative expenses (S,G,&A) in the fiscal 2004 period. The higher gross margin was the result of operating efficiencies from our costs reduction efforts, higher prices, and mitigated costs as a result of our hedging activities. These effects were partially offset by lower business volume and a product mix favoring lower margin equipment products. The service cost of sales adjustment was caused by better visibility resulting from the November 1, 2003 implementation of SAP for the Ophthalmic Lens Processing segment.

Selling, General, & Administrative Expenses. S,G,&A expenses as a percentage of revenue were 25.8 percent in the fiscal 2005 first quarter compared to 25.6 percent in the fiscal 2004 first quarter.

Adjusting for the effect of foreign currency translation, S,G,&A expenses decreased $1.2 million in the fiscal 2005 first quarter from the fiscal 2004 first quarter. In addition to the effect of the service cost of sales adjustment noted above, the decrease was primarily attributable to cost control, lower pension expense resulting primarily from the amendments to our pension plan made effective May 1, 2004, and lower legal expenses associated with an SEC investigation that was settled in the fiscal 2004 fourth quarter. These factors were partially offset by higher incentive compensation expense as there was no bonus expense recorded for fiscal 2004.

Research and Development. Research and development, or R&D, expenses as a percentage of revenue were 4.8 percent in both the fiscal 2005 and 2004 first quarters. Our consistent investment in R&D reflects our commitment to new product development.

Restructuring Charges. During the fiscal 2005 first quarter, we initiated the relocation of the Ophthalmic Lens Processing segment's Muskogee, Oklahoma facility and incurred related employee separation costs of $1.4 million. Additionally, we entered into a sublease agreement for a facility vacated in fiscal 2004. The terms of the sublease required us to increase our original facility cease-use accrual by $0.4 million. Also, we recorded a fiscal 2005 first quarter charge of $0.1 million related to other employee separation costs within both our Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments. Of the total fiscal 2005 first quarter restructuring charges and excluding the adjustment to the fiscal 2004 facility consolidation accrual, we expect to realize cost savings of $0.6 million in fiscal 2005 and $1.9 million annually thereafter. In the fiscal 2005 first quarter, we paid $0.1 million relating to these restructuring actions, which were funded by cash generated from operations. All future cash payments that relate to fiscal 2005 first quarter charges are expected to be made by the end of fiscal 2006 and will be funded by cash generated from operations. If the estimated amount or timing of our sublease estimates or employee separations varies from our estimates at July 31, 2004, the difference will be realized within restructuring expense.

Other Expense, Net. Other expense, net of $0.2 million in the fiscal 2005 first quarter was lower than in the fiscal 2004 first quarter primarily because of lower foreign currency transaction losses of $0.4 million. The U.S. dollar weakened significantly more in the fiscal 2004 first quarter than in the fiscal 2005 first quarter and this currency effect was the primary cause of the expense decrease. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another. Also included in the fiscal 2004 first quarter was a loss of $0.3 million resulting from the write-off of deferred debt issue costs related to our previous credit facility that was in place through May 9, 2003. This expense did not recur in the fiscal 2005 first quarter.

Interest Expense. Interest expense decreased $1.0 million in the fiscal 2005 first quarter from the fiscal 2004 first quarter. The decrease was primarily attributable to lower debt balances and, to a lesser extent, lower term loan interest rates for a portion of the fiscal 2005 first quarter resulting from amendments entered into on July 9, 2004. Average debt balances under our credit facilities were $54.2 million in the fiscal 2005 first quarter compared to $84.7 million in the fiscal 2004 first quarter. The weighted average interest rate of our credit facility debt, inclusive of deferred debt issue costs amortized, was 11.9 percent in the fiscal 2005 first quarter and 13.2 percent in the fiscal 2004 first quarter.

Income Tax Expense. Our consolidated tax rate from continuing operations was 17.1 percent in the fiscal 2005 first quarter compared to the statutory rate in the United States of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to export tax incentives and foreign tax planning strategies.

Net earnings. As a result of the foregoing operating results, net earnings in the fiscal 2005 first quarter were $0.7 million ($0.03 per diluted share) compared to net earnings of $0.4 million ($0.02 per diluted share) in the fiscal 2004 first quarter.

SEGMENT REVIEW

Sign Making and Specialty Graphics

	Three Months Ended July 31,
In thousands	2004	2003
Revenue	$ 68,725	$ 72,841
Cost of sales	49,125	51,297
Gross margin	19,600	21,544
Operating expenses	16,609	16,003
Restructuring charges	444	---
Other income/(expense)	(87)	(472)
Segment profit	$ 2,460	$ 5,069
	======	======
Gross margin %	28.5%	29.6%
	======	======

Segment revenue in the fiscal 2005 first quarter decreased $4.1 million (5.7 percent) from the fiscal 2004 first quarter.  Adjusting for the effect of foreign currency translation, segment revenue in the fiscal 2005 first quarter was $7.3 million lower compared to the fiscal 2004 first quarter. The lower segment revenue was primarily the result of ink jet competition. The fiscal 2004 first quarter included incremental equipment sales to Kinkos amounting to $2.4 million that did not, nor were expected to, recur in the fiscal 2005 first quarter. Aftermarkets revenue was also lower primarily because of the discontinuation of a non-strategic product line in fiscal 2004.

The transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems), calendered vinyl materials, and digital media systems significantly changed this market. This segment's future performance depends on our success in addressing the effects of competitive products and technological developments. Accordingly, our strategy includes expanding our product portfolio with internally engineered products, while continuing to make use of advanced technological solutions developed by our partners.

Fiscal 2005 first quarter segment profit decreased $2.6 million from the fiscal 2004 first quarter primarily because of lower business volume. Higher restructuring expenses of $0.4 million related to a change in assumptions concerning a previously established lease accrual also contributed to the lower segment profit. Favorable foreign currency effects, savings from cost control, and lower pension expense partially offset the segment profit decline.

Apparel and Flexible Materials

	Three Months Ended July 31,
In thousands	2004	2003
Revenue	$ 39,764	$ 37,607
Cost of sales	20,934	20,837
Gross margin	18,830	16,770
Operating expenses	14,211	13,677
Restructuring charges	16	---
Other income/(expense)	(42)	(120)
Segment profit	$ 4,561	$ 2,973
	======	======
Gross margin %	47.4%	44.6%
	======	======

Segment revenue for the fiscal 2005 first quarter increased $2.2 million (5.7 percent) from the fiscal 2004 first quarter. Foreign currency translation had the effect of increasing segment revenue approximately $0.7 million in the fiscal 2005 first quarter compared to the fiscal 2004 first quarter. The higher revenue reflected improved economic conditions in North American, Asian (including China), and Latin American markets. Revenue was higher for each product line except the multi-ply cutter line, where shipment delays to later this year resulted in lower year-over-year revenue and contributed to the $2.7 million increase in segment backlog.

Our primary objective for this segment remains to increase market share in China. To achieve this objective, we are significantly increasing investment in China by adding product design, engineering, and manufacturing manpower and expanding the range of products that are engineered specifically for the Chinese market.

The lifting of the quotas mandated by the World Trade Organization ("WTO") is scheduled to occur on December 31, 2004, which is expected to have a significant favorable impact on the success of our China initiative. This lifting of quotas, which is expected to benefit China at the expense of many other apparel producing countries, is being appealed by opponents. However, there has been no indication that these appeals will be successful and it appears that the lifting of quotas will occur as scheduled.

Fiscal 2005 first quarter segment profit of $4.6 million increased $1.6 million from the fiscal 2004 first quarter, which was primarily the result of higher volume, favorable foreign currency effects, savings from cost control, favorable pricing, and lower pension expense. A product mix favoring lower margin equipment partially offset the effect of these factors.

Ophthalmic Lens Processing

	Three Months Ended July 31,
In thousands	2004	2003
Revenue	$ 19,197	$ 18,509
Cost of sales	13,616	12,995
Gross margin	5,581	5,514
Operating expenses	4,650	5,503
Restructuring charges	1,434	---
Other income/(expense)	(90)	(52)
Segment loss	$ (593)	$ (41)
	======	======
Gross margin %	29.1%	29.8%
	======	======

Segment revenue for the fiscal 2005 first quarter increased $0.7 million (3.7 percent) from the fiscal 2004 first quarter. Foreign currency translation had the effect of increasing segment revenue by approximately $0.3 million in the fiscal 2005 first quarter compared to the fiscal 2004 first quarter. The increase reflected higher aftermarkets revenue, while equipment revenue was flat compared to the prior year.

We are currently a leader in the ophthalmic lens processing market, largely because of our strong position in the power retail segment and the total system solution we provide to our customers. We are targeting share growth in the wholesale laboratory market by introducing a range of tailored products for that market and continuing to provide cost effective service and support to customers.

We announced in the fiscal 2005 first quarter our plan to relocate the manufacturing operations of this segment in Muskogee, Oklahoma. This move, which we expect will be completed by the end of this fiscal year, is expected to generate $0.6 million of savings in fiscal 2005 and approximately $3.0 million of annual savings thereafter. In the fiscal 2005 first quarter, we recorded restructuring charges of $1.4 million for employee separations related to this action.

Fiscal 2005 first quarter segment loss of $0.6 million increased $0.6 million from the fiscal 2004 first quarter, which was the result of the $1.4 million restructuring charge associated with the relocation of the Muskogee, Oklahoma facility. The favorable effects of cost control, product mix, lower pension expense, and higher prices partially offset the impact of the restructuring charge.

Improved classification of service costs to cost of services sold that were previously included in S,G,&A expenses resulting from the November 1, 2003 shared services transition, which had no impact on segment loss, decreased the gross profit margin by 4.1 percentage points in the fiscal 2005 first quarter.

Corporate and Other Expenses

	Three Months Ended July 31,
In thousands	2004	2003
Operating expenses	$ 3,531	$ 4,041
Other income/(expense)	21	(372)
Corporate expenses, net	$ (3,510)	$ (4,413)
	======	======

Corporate operating expenses incurred in the fiscal 2005 first quarter were lower than the fiscal 2004 first quarter primarily because of lower legal expenses associated with an SEC investigation that was settled in the fiscal 2004 fourth quarter and lower pension expense.

Other income/(expense) was favorable compared to the prior year because the fiscal 2004 first quarter included a write-off of deferred debt issue costs related to the previous credit facility that was in place through May 9, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements, both in the short and long terms, will be for operating and capital expenditures, product development, completion of our restructuring plans, expansion in China, pension plan funding, and debt service. Our primary sources of liquidity are internally generated cash flows, our revolving credit facility, and our ability to attract long-term capital with satisfactory terms. Our sources of liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products; a deterioration in certain of our financial ratios; additional charges that may be required because of weak market conditions, market changes, and delayed product introductions; and our ability to complete our ongoing efforts to improve operational efficiencies.

We believe that cash on hand, cash flow we expect from operations, and borrowings we anticipate to be available under our revolving credit facility will enable us to meet our primary ongoing cash requirements at least through the end of fiscal 2005. Thereafter, significant operating, capital, and product development expenditures may be required to meet expected growth in the demand for products. We currently expect that we will fund our future expenditures primarily from operations and revolving credit facility borrowings. We may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, we will be able to obtain such debt or equity financing.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	July 31, 2004	April 30, 2004

Cash and cash equivalents	$ 6,537	$ 6,371
Total debt	57,891	59,021
Net debt (total debt less cash and cash equivalents)	51,354	52,650
Shareholders' equity	119,153	117,602
Total capital (net debt plus shareholders' equity)	170,507	170,252
Net debt to total capital	30.1%	30.9%

Cash Flows. Cash provided by operating activities was $2.7 million in the fiscal 2005 first quarter compared to a use of cash of $8.6 million in the fiscal 2004 first quarter. The increased cash flow resulted from an increase in cash generated from operating earnings and a reduction in cash used for working capital. The year-over-year improvement in non-cash working capital was attributable to the collection of the accounts receivable resulting from strong fiscal 2004 fourth quarter shipments and the lack of incentive compensation payments made in the fiscal 2005 first quarter. Higher inventory balances partially offset the enhanced cash flows in the fiscal 2005 first quarter. The higher balances were the result of new product requirements, production forecasting timing issues, Elan ink jet printer startup issues, purchases in anticipation of scheduled supplier shut-downs, and delayed shipments in our Apparel and Flexible Materials segment.

Fiscal 2005 first quarter cash provided by operating activities was used to reduce our debt and short-term lines of credit by $1.3 million, fund capital expenditures and intangible asset additions of $1.2 million, and increase cash balances by $0.2 million.

Fiscal 2004 first quarter cash was used for operating activities, the payment of debt issue costs of $5.6 million, and the funding of capital expenditures and intangible asset additions.  This cash use was funded by increases in our debt of $3.9 million, reductions in our cash balances of $9.9 million, and proceeds from the sale of a promissory note of $1.0 million.

Financial Condition. Net accounts receivable decreased to $86.5 million at July 31, 2004 from $90.5 million at April 30, 2004. This decrease was primarily attributable to the collection of accounts receivable resulting from strong fiscal 2004 fourth quarter shipments. Days sales outstanding in ending accounts receivable was 61 at July 31, 2004 compared to 60 at April 30, 2004.

Net inventories increased to $54.5 million at July 31, 2004 from $49.7 million at April 30, 2004 as noted above. Inventory turnover decreased to 6.4 times annually at July 31, 2004 from 7.1 times at April 30, 2004.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, decreased to $89.1 million at July 31, 2004 from $89.5 million at April 30, 2004. The decrease in accounts payable of $3.1 million was primarily caused by the timing of payments for inventory purchased late in the fiscal 2004 fourth quarter. This was largely offset by restructuring accruals for employee separations of $1.4 million, increased incentive compensation accruals of $0.5 million, and increased revenue deferrals of $0.5 million primarily related to the Elan start up issues in Europe.

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

On July 9, 2004, we amended our Revolver and Term Loans agreements. The amendments:

  Reduced the annual interest rates under both Term Loans by eliminating the 2.0 percent payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate;
  Added a premium for principal prepayments of the Term Loans, which is subject to reduction over the life of the loans and was initially 1.375 percent of the principal balance based on the $40.1 million principal balance of the Term Loans outstanding on July 9, 2004;
  Modified covenants to permit us, within specified limits, to prepay the Term Loans more frequently, make business acquisitions, pay dividends, and repurchase our common stock;
  Eliminated, beginning with the fiscal quarter ending July 31, 2004, the financial covenant requiring us to maintain minimum EBITDA (as defined in the Credit Facilities) levels as of the end of each fiscal quarter; and
  Increased the proportion of Maximum Total Funded Debt to EBITDA (leverage ratio) we may have as of the end of each fiscal quarter by increasing the leverage ratio from 2:1 to 2.5:1 for the fiscal quarters ending July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

The amended Credit Facilities require us to satisfy certain financial covenants, including fixed charge coverage ratios, total liabilities to tangible capital base ratios, and total funded debt to EBITDA leverage ratios and impose limitations on our capital expenditures.  Our compliance with these ratios is measured at the end of each of our fiscal quarters.

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of July 31, 2004:

Covenant	Requirement	Actual at July 31, 2004
Minimum Fixed Charge Coverage Ratio	1.50 to 1.0	2.24 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	4.20 to 1.0	3.10 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.50 to 1.0	2.05 to 1.0

We were in compliance with the financial covenants under our Credit Facilities at July 31, 2004. Our ability to continue to comply with these covenants will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings anticipated to result from our restructuring initiatives. Our future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facilities, allowing the lenders to accelerate the repayment of any outstanding borrowings. In the event of any prospective failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders. To obtain such amendments or waivers, we might be required to make financial concessions to the lenders including those that may be dilutive to our existing shareholders.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to our cash obligations or commercial commitments from those disclosed in our annual report on Form 10-K, filed with the SEC on July 14, 2004.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements within (or incorporated by reference in) this quarterly report can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report relate to, among other things:

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

    regulatory and market developments and the impact of such developments on future operating results;

    expected levels of growth, or the future size (typically stated in revenue), of market segments or geographic markets or future market conditions;

    growth opportunities for certain of our products or in certain geographic markets;

    the availability of raw materials;

    future earnings and other measurements of financial performance;

    cost saving initiatives, including efforts to reduce working capital and headcount;

    future cash flows and uses of cash; and

    the outcome of contingencies.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in this quarterly report on Form 10-Q. We cannot assure you that the Company's results of operations or financial condition will not be adversely affected by one or more of these factors.

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Form 10-K for fiscal 2004 filed with the SEC on July 14, 2004 includes important information as to risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first three months of fiscal 2005.

For a discussion of the Company's exposure to market risk, refer to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2004, filed with the SEC on July 14, 2004.

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

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the first fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS

(a) On June 30, 2004, the Company committed to issue 8,853 shares of common stock to non-employee members of its Board of Directors under its Non-Employee Director's Stock Grant Plan (the "Director's Plan"). These grants were made as partial compensation for the recipients' services as directors in accordance with the terms of the Director's Plan. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

See the Exhibit Index following the Signature of this quarterly report.

(b)    Reports on Form 8-K

On June 15, 2004, the Company furnished a Report on Form 8-K under Item 12 that contained a press release reporting the Company's operating results for its fiscal 2004 year and fourth quarter results.

On June 24, 2004, the Company filed a Report on Form 8-K under Item 5 that contained a press release announcing the plans to move most of its Gerber Coburn plant in Muskogee, Oklahoma to other Gerber locations in the U.S.

On July 2, 2004, as amended on July 6, 2004, the Company furnished a Report on Form 8-K under Item 9 that contained a press release announcing the resignation of its Chief Financial Officer.

On July 14, 2004, the Company furnished a Report on Form 8-K, under Item 12 that contained a press release reporting adjusted operating results for the fiscal quarter and fiscal year ended April 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: September 9, 2004	By:	/s/ Marc T. Giles
Marc T. Giles President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Index Number

15	Letter regarding unaudited interim financial information. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
99.1	Supplemental Segment Information. Filed herewith.