Form 10-Q
period 2004-10-31
GERBER SCIENTIFIC INC
filed 2004-12-10
CIK 41133

__________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the Quarterly Period Ended October 31, 2004

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
Yes /X/. No / /.
At November 30, 2004, 22,280,350 shares of common stock of the registrant were outstanding.
GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONTENTS OF QUARTERLY REPORT ON FORM 10-Q Quarter Ended October 31, 2004
			Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the three months ended October 31, 2004 and 2003			2

Consolidated Statements of Operations for the six months ended October 31, 2004 and 2003			3

Consolidated Balance Sheets at October 31, 2004 and April 30, 2004			4-5

Consolidated Statements of Cash Flows for the six months ended October 31, 2004 and 2003			6

Notes to Consolidated Financial Statements			7

Report of Independent Registered Public Accounting Firm			18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		33

Item 4.	Controls and Procedures		33

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders		34

Item 5.	Other Information		35

Item 6.	Exhibits		37

Signature			39
1
PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended October 31,
In thousands, except per share data		2004	2003
Revenue:
Product sales		$ 115,005	$ 115,747
Service sales		16,411	14,538
		131,416	130,285
Costs and Expenses:
Cost of products sold		78,420	77,701
Cost of services sold		9,629	7,820
Selling, general, and administrative		35,311	32,714
Research and development		6,108	6,435
Restructuring charges (Note 4)		351	486
		129,819	125,156
Operating income		1,597	5,129

Other expense, net		(1,238)	(1,137)
Interest expense		(1,673)	(3,212)

Earnings (loss) before income taxes		(1,314)	780
(Benefit) for income taxes		(226)	(1,982)
Net earnings (loss)		$ (1,088)	$ 2,762
		=======	=======

Earnings (loss) per share of common stock:
Basic		$ (.05)	$ .12
Diluted		$ (.05)	$ .12

Dividends		$ ---	$ ---

Average shares outstanding:
Basic		22,267	22,193
Diluted		22,267	22,455

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended October 31,
In thousands, except share data	2004	2003
Revenue:
Product sales	$ 225,949	$ 230,436
Service sales	33,153	28,806
	259,102	259,242
Costs and Expenses:
Cost of products sold	152,379	155,336
Cost of services sold	19,345	15,314
Selling, general, and administrative	68,199	65,747
Research and development	12,221	12,626
Restructuring charges (Note 4)	2,245	486
	254,389	249,509
Operating income	4,713	9,733
Other expense, net	(1,436)	(2,153)
Interest expense	(3,750)	(6,315)

Earnings (loss) before income taxes	(473)	1,265
(Benefit) for income taxes	(82)	(1,860)
Net earnings (loss)	$ (391)	$ 3,125
	=======	=======
Earnings (loss) per share of common stock:
Basic	$ (.02)	$ .14
Diluted	$ (.02)	$ .14

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,251	22,183
Diluted	22,251	22,464

See accompanying notes to consolidated financial statements

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share data	October 31, 2004	April 30, 2004
Assets:
Current Assets:
Cash and cash equivalents	$ 6,290	$ 6,371
Accounts receivable, net of allowance for doubtful accounts of $10,414 and $7,812, respectively	91,317	90,453
Inventories	52,934	49,696
Deferred income taxes	4,627	3,930
Prepaid expenses and other current assets	7,332	7,377
	162,500	157,827
Property, Plant and Equipment	128,823	124,385
Less accumulated depreciation	86,993	81,811
	41,830	42,574
Intangible Assets:
Goodwill	51,649	50,910
Prepaid pension cost	1,989	1,989
Patents and other intangible assets, net of accumulated amortization	5,789	6,111
	59,427	59,010
Deferred Income Taxes	22,183	19,738
Other Assets	6,947	7,737
	$ 292,887	$ 286,886
	=======	=======
Liabilities and Shareholders' Equity:
Current Liabilities:
Short-term line of credit	$ ---	$ 124
Current portion of long-term debt	21,180	12,509
Accounts payable	42,129	43,397
Accrued compensation and benefits	16,899	14,334
Other accrued liabilities	19,388	17,135
Deferred revenue	13,960	13,514
Advances on sales contracts	610	1,028
	114,166	102,041
Noncurrent Liabilities:
Accrued pension benefit liability	17,375	15,264
Other liabilities	5,358	5,467
Long-term debt	32,515	46,512
	55,248	67,243
Commitments and Contingencies (Note 10):
Shareholders' Equity:
Preferred stock, $0.01 and no par value, respectively; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 and $1.00 par value, respectively; authorized 100,000,000 and 65,000,000 shares, respectively; issued 22,974,867 and 22,935,638 shares, respectively	230	22,936
Paid-in capital	65,990	43,408
Retained earnings	73,055	73,446
Treasury stock, at cost (695,517 and 713,853 shares, respectively)	(14,302)	(14,679)
Unamortized value of restricted stock grants	(119)	(81)
Accumulated other comprehensive loss	(1,381)	(7,428)
	123,473	117,602
	$ 292,887	$ 286,886
	=======	=======

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
In thousands	2004	2003
Cash Provided by (Used for):
Operating Activities:
Net earnings (loss)	$ (391)	$ 3,125
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	6,014	5,926
Restructuring charges	2,245	486
Deferred income taxes	(3,093)	(1,855)
Other non-cash items	1,288	1,370
Changes in operating accounts:
Receivables	2,978	1,101
Inventories	(2,106)	677
Prepaid expenses	296	(1,520)
Accounts payable and accrued liabilities	758	(9,671)
Provided by (Used for) Operating Activities	7,989	(361)
Investing Activities:
Additions to property, plant and equipment	(3,061)	(1,654)
Intangible and other assets	(238)	(567)
Proceeds from sale of promissory note	---	994
(Used for) Investing Activities	(3,299)	(1,227)
Financing Activities:
Borrowings under term loans	---	65,000
Repayments of borrowings under term loans	(13,997)	(1,296)
Net change in revolvers	8,671	(68,866)
Net short-term financing	(126)	---
Debt issue costs	---	(5,604)
Exercise of stock options	142	71
Other common stock activity	(119)	44
(Used for) Financing Activities	(5,429)	(10,651)
Effect of exchange rate changes on cash	658	1,222
(Decrease) in Cash and Cash Equivalents	(81)	(11,017)
Cash and Cash Equivalents, Beginning of Period	6,371	20,697
Cash and Cash Equivalents, End of Period	$ 6,290	$ 9,680
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Gerber Scientific, Inc. and its consolidated subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the Securities and Exchange Commission (the "SEC") on July 14, 2004. The consolidated balance sheet at April 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Included in the results for the three- and six-month periods ended October 31, 2004 are adjustments related to prior periods of $0.6 million ($0.4 million after tax, or $0.02 per share). Of this amount, $0.4 million was attributable to incorrect accounting in fiscal 2001 for an intercompany transaction. The Company has concluded that the adjustments related to prior periods are not material and do not affect, either individually or in the aggregate, the trends of the financial statements for those periods affected or a fair presentation of the Company's results of operations and financial condition. Accordingly, results for prior periods have not been restated.

Certain reclassifications have been made to the prior year amounts to conform to the fiscal 2005 presentation.

NOTE 2.   Stock Option Plans

The Company has stock option plans authorizing grants to officers and employees. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. No stock-based compensation cost related to stock options is reflected in net earnings (loss) because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	2004	2003	2004	2003
Net earnings (loss), as reported	$(1,088)	$ 2,762	$ (391)	$ 3,125
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(248)	(320)	(494)	(655)
Pro forma net earnings (loss)	$(1,336)	$ 2,442	$ (885)	$ 2,470
	======	======	======	=====
Earnings (loss) per share
Basic, as reported	$ (.05)	$ .12	$ (.02)	$ .14
Basic, pro forma	(.06)	.11	(.04)	.11

Diluted, as reported	$ (.05)	$ .12	$ (.02)	$ .14
Diluted, pro forma	(.06)	.11	(.04)	.11

The weighted-average assumptions used in estimating the fair value of stock options granted in the three and six months ended October 31, 2004 were as follows: risk-free interest rate of 3.7 percent, expected option life of 4.71 years, expected volatility of 74 percent, and no expected dividend yield. There were no stock options granted in the six months ended October 31, 2003.

NOTE 3. Inventories

The classification of inventories was as follows (in thousands):

	October 31, 2004	April 30, 2004
Raw materials and purchased parts	$41,936	$37,460
Work in process	1,334	1,096
Finished goods	9,664	11,140
	$52,934	$49,696
	======	======

NOTE 4. Restructuring Charges

For the six months ended October 31, 2004, the Company recorded restructuring charges of $2.2 million. The restructuring charges primarily consisted of employee separation costs of $1.5 million in the Ophthalmic Lens Processing segment and $0.3 million in the Spandex business unit within the Sign Making and Specialty Graphics segment. The restructuring charges also included an adjustment to the fiscal 2004 facility consolidation accrual of $0.4 million in the Sign Making and Specialty Graphics segment. The employee separation charges in the Ophthalmic Lens Processing segment were attributable to the relocation of its Oklahoma operations. The employee separation charges in the Sign Making and Specialty Graphics segment were associated with efforts to reduce Spandex's costs. The Company anticipates additional restructuring charges for the remainder of fiscal 2005 of approximately $0.3 million in connection with the Oklahoma facility relocation and approximately $1.7 million in connection with the Spandex restructuring.

In fiscal 2004 and 2003, the Company recorded restructuring charges, consisting of employee separation and facility consolidation costs, associated with efforts to reduce costs. Included in the facility consolidation charges was a provision for costs associated with a vacant facility through the remainder of its lease term. The charge was based on market assumptions when the provision was recorded. In June 2004, the Company sublet this facility and the fiscal 2005 first quarter charge of $0.4 million was recorded to adjust the original assumptions to the terms of the sublease agreement.

The following table presents a rollforward of the accruals established in fiscal 2005 by segment (in thousands):

Employee Separation Accrual
Sign Making and Specialty Graphics
Fiscal 2005 charge	$ 293
Utilization	(42)
Ending balance at October 31, 2004	251
Apparel and Flexible Materials
Fiscal 2005 charge	42
Utilization	(42)
Ending balance at October 31, 2004	---
Ophthalmic Lens Processing
Fiscal 2005 charge	1,482
Utilization	(59)
Ending balance at October 31, 2004	1,423
$ 1,674

The remaining balance at October 31, 2004 of $1.7 million is expected to be paid through fiscal 2006.

Fiscal Year 2004 Restructuring Update

The following table presents a rollforward of the accruals established in fiscal 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Balance at April 30, 2004	$ ---	$ 1,754	$ 1,754
Fiscal 2005 adjustment	---	428	428
Utilization	---	(197)	(197)
Ending balance at October 31, 2004	---	1,985	1,985

Ophthalmic Lens Processing
Balance at April 30, 2004	9	133	142
Utilization	(9)	(30)	(39)
Ending balance at October 31, 2004	---	103	103

	$ ---	$ 2,088	$ 2,088
	======	======	======

Of the remaining balance at October 31, 2004, $0.3 million is expected to be paid in fiscal 2005, $0.4 million in fiscal 2006, $0.3 million in fiscal 2007, $0.1 million in fiscal 2008, and $1.0 million thereafter.

Fiscal Year 2003 Restructuring Update

Of the remaining accrual of $0.2 million at April 30, 2004 related to a fiscal 2003 facility consolidation charge, a minimal amount was paid during the six months ended October 31, 2004, resulting in an ending balance at October 31, 2004 of $0.2 million. Of the remaining balance at October 31, 2004, $0.1 million is expected to be paid in the balance of fiscal 2005 and $0.1 million in fiscal 2006.

Fiscal Year 2002 Restructuring Update

As of April 30, 2004, an accrual of approximately $0.3 million for severance costs remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. No cash payments were charged against this accrual during the six months ended October 31, 2004. These amounts are expected to be paid later in fiscal 2005.

NOTE 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of October 31, 2004		As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 8,496	$ 3,210	$ 9,042	$ 3,460
Other	719	216	691	162
	9,215	3,426	9,733	3,622
Unamortized intangible assets:
Goodwill	51,649	---	50,910	---
Prepaid pension cost	1,989	---	1,989	---
	53,638	---	52,899	---
	$ 62,853	$ 3,426	$ 62,632	$ 3,622
	======	=====	======	=====

Intangible amortization expense was $0.1 million and $0.3 million for the three and six months ended October 31, 2004, respectively, and $0.2 million and $0.5 million for the three and six months ended October 31, 2003, respectively. Intangible amortization expense is estimated to be approximately $0.5 million annually for fiscal years 2005 through 2010.

The following table presents the changes in the carrying amount of goodwill by operating segment for the six months ended October 31, 2004 (in thousands):

	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2004	$21,211	$12,703	$16,996	$50,910
Effects of currency translation	666	73	---	739
Balance as of October 31, 2004	$21,877	$12,776	$16,996	$51,649
	======	======	======	======

During the six months ended October 31, 2004, the Company reviewed its goodwill for impairment in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments in accordance with its annual goodwill impairment review schedule. Based on this review, the Company was not required to record any additional goodwill impairment.

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

The Company's forward exchange contracts are designated as a hedge of the cash flow variability arising from forecasted foreign currency denominated purchases. Accordingly, changes in the cash flows of these contracts must be highly correlated with changes in the cash flows of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into earnings in the period in which the hedged transaction settles. To the extent that the derivatives are not effective as hedges, gains and losses on these derivatives are recorded immediately into current earnings in other expense, net.

As of October 31, 2004, the Company was party to forward exchange contracts providing for the delivery of various currencies in exchange for approximately $9.8 million over the succeeding six months. The fair value of the contracts outstanding at October 31, 2004 was a $0.4 million net liability.

Year to Date Activity

The changes in shareholders' equity associated with hedging activity for the six months ended October 31, 2004 and 2003 were as follows:

	Six Months Ended October 31,
In thousands	2004	2003
Balance -- April 30, 2004 and 2003	$ (149)	$(1,420)
Cash flow hedging loss, net of tax	(436)	(608)
Net loss reclassified to earnings	355	1,215
Balance -- October 31, 2004 and 2003	$ (230)	$ (813)
	======	======

The balance recorded in shareholders' equity at October 31, 2004 is expected to be reclassified into earnings in fiscal 2005.

NOTE 7. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Financial data for the three- and six-month periods ended October 31, 2004 and 2003 are shown in the following tables.

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003

Segment revenue:
Sign Making and Specialty Graphics	$ 69,418	$ 71,472	$138,143	$144,313
Apparel and Flexible Materials	43,933	38,378	83,697	75,985
Ophthalmic Lens Processing	18,065	20,435	37,262	38,944
	$131,416	$130,285	$259,102	$259,242
	=======	======	=======	======

Segment profit (loss):
Sign Making and Specialty Graphics	$ (979)	$ 4,509	$ 1,481	$ 9,578
Apparel and Flexible Materials	6,176	4,178	10,737	7,151
Ophthalmic Lens Processing	(809)	392	(1,402)	351
	$ 4,388	$ 9,079	$ 10,816	$ 17,080
	=======	======	=======	======
12 A reconciliation of total segment profit to consolidated earnings (loss) before income taxes follows:
	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003

Segment profit	$ 4,388	$ 9,079	$ 10,816	$17,080
Corporate expenses, net of other income	(4,029)	(5,087)	(7,539)	(9,500)
Earnings before interest and taxes	359	3,992	3,277	7,580
Interest expense	(1,673)	(3,212)	(3,750)	(6,315)
Earnings (loss) before income taxes	$(1,314)	$ 780	$ (473)	$ 1,265
	======	======	======	======

There were no material changes in the measure of segment profit or differences in the basis of segmentation since the Company's most recent annual report on Form 10-K, filed with the SEC on July 14, 2004.

NOTE 8. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003
Net earnings (loss)	$ (1,088)	$ 2,762	$ (391)	$ 3,125
Other comprehensive income:
Foreign currency translation adjustments	5,442	5,800	6,128	6,679
Cash flow hedging gain (loss), net	(159)	275	(81)	607
Total comprehensive income	$ 4,195	$ 8,837	$ 5,656	$10,411
	======	======	======	======

NOTE 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	2004	2003	2004	2003
Numerator:
Net earnings (loss)	$ (1,088)	$ 2,762	$ (391)	$ 3,125
Denominators:
Denominator for basic earnings (loss) per share - weighted-average shares outstanding	22,267	22,193	22,251	22,183
Effect of dilutive securities:
Stock options	---	262	---	281
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares outstanding	22,267	22,455	22,251	22,464
	======	=====	======	=====
Basic earnings (loss) per share	$ (.05)	$ .12	$ (.02)	$ .14
	======	=====	======	=====
Diluted earnings (loss) per share	$ (.05)	$ .12	$ (.02)	$ .14
	======	=====	======	=====

For the three- and six-month periods ended October 31, 2004, stock options exercisable for 2.8 million and 2.9 million shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options exceeded the average market price of the Company's common stock and, therefore, would have been antidilutive.

For both the three- and six-month periods ended October 31, 2004, stock options exercisable for an additional 0.2 million shares of common stock were excluded from the calculation of diluted earnings (loss) per share because the Company reported a net loss.

For both the three- and six-month periods ended October 31, 2003, stock options exercisable for 2.4 million shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock and, therefore, would have been antidilutive.

NOTE 10. Commitments and Contingencies

There were no significant changes to commitments and contingencies reported as of April 30, 2004 during the six months ended October 31, 2004. The following summarizes matters previously disclosed in Note 16 of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended April 30, 2004, filed with the SEC on July 14, 2004.

Product Liability Litigation

The Company is the defendant in a legal action alleging that one of its machines caused a fire on the claimant's premises. The Company believes that it has substantial legal defense, but there can be no assurance that the Company will be successful in asserting defense against this claim.  As of October 31, 2004, the maximum potential exposure for an unfavorable outcome is estimated to be $0.2 million. The consolidated financial statements do not include an accrual for this contingency because the Company does not believe that an unfavorable settlement is probable.

Other

The Company currently has lawsuits and claims pending. The Company's management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on its consolidated financial condition or results of operations.

NOTE 11.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2004.

The changes in the carrying amount of product warranties for the six months ended October 31, 2004 and 2003 are as follows:

	Six Months Ended October 31,

In thousands	2004	2003
Beginning balance	$ 4,970	$ 4,372
Reductions for payments made	(2,712)	(2,581)
Changes in accruals related to warranties issued in the current period	3,170	2,473
Changes in accruals related to pre- existing warranties	(109)	---
Ending balance	$ 5,319	$ 4,264
	======	======

NOTE 12. Employee Benefit Plans

Components of net periodic benefit cost for the three and six months ended October 31 are presented below.

	For the three months ended October 31,
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Service cost	$ 654	$ 854	$ 41	$ 45
Interest cost	1,337	1,334	123	113
Expected return on plan assets	(1,331)	(1,084)	(111)	(98)
Amortization of prior service cost	74	256	(1)	40
Amortization of net loss	232	430	41	60
Net periodic benefit cost	$ 966	$ 1,790	$ 93	$ 160
	======	======	======	======
	For the six months ended October 31,
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2004	2003	2004	2003
Service cost	$ 1,308	$ 1,709	$ 81	$ 90
Interest cost	2,674	2,671	246	226
Expected return on plan assets	(2,663)	(2,170)	(222)	(196)
Amortization of prior service cost	148	513	(2)	81
Amortization of net loss	465	861	83	120
Net periodic benefit cost	$ 1,932	$ 3,584	$ 186	$ 321
	======	======	======	======

Employer Contributions

For the six months ended October 31, 2004, minimal cash contributions were made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects to contribute $1.6 million to this plan later in fiscal 2005.

NOTE 13. Long-Term Debt

At October 31, 2004, the Company had $53.7 million of total debt outstanding, which was comprised of outstanding revolver borrowings of $21.2 million, term loan borrowings of $26.5 million, and industrial revenue bonds outstanding of $6.0 million. The revolver and term loan borrowings mature on May 9, 2007, with no principal repayments required prior to that date. Voluntary prepayments of principal under the term loans that do not result in the termination of the term loans agreement are permitted without penalty or premium as long as the Company maintains minimum liquidity levels as defined in the revolver agreement. At October 31, 2004, the Company had excess availability of $14.6 million under its revolver.

Effective July 9, 2004, the Company entered into amendments of its current credit facilities that, among other changes, reduced the interest rates accruing on its outstanding term loans and modified certain operating and financial covenants. The weighted-average interest rates under the credit facility debt, inclusive of deferred debt issuance costs amortized, were 12.5 percent and 13.7 percent for the three- and six-month periods ended October 31, 2004 and 15.4 percent for both the three- and six-month periods ended October 31, 2003. At October 31, 2004, the Company was in compliance with all covenants under its credit facilities.

The July 9, 2004 amendments reduced the annual interest rates under both term loans by eliminating the 2.0 percent annual payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime or base rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate. The effect of these changes as of July 9, 2004 was to reduce by 2.75 percent the annual rate of interest accruing on Term Loan A, which had an outstanding principal balance of $20.1 million, and to reduce by 4.25 percent the annual rate of interest accruing on Term Loan B, which had an outstanding principal balance of $20.1 million.

The amendments modified operating covenants to permit the Company, within specified limits, to prepay the term loans more frequently, make business acquisitions, pay dividends, and repurchase its common stock.

The amendments also eliminated, beginning with the fiscal quarter ended July 31, 2004, the financial covenant requiring the Company to maintain minimum levels of EBITDA (as defined) as of the end of each fiscal quarter. In addition, the amendments increased the maximum total funded debt (as defined) the Company may have as of the end of each fiscal quarter compared to EBITDA, by increasing the maximum total funded debt to EBITDA ratio from 2:1 to 2.5:1 for the fiscal quarters ending July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

The Term Loans amendment added a premium for the prepayment in full of the loans that result in the termination of the Term Loans agreement. This premium is subject to reduction over the life of the loans and was initially 1.375 percent of the principal balance based on the $40.1 million principal balance of the term loans outstanding on July 9, 2004.

NOTE 14. Shareholders' Equity

On September 22, 2004, the shareholders of the Company approved a charter amendment to reduce the par value of the common stock from $1.00 per share to $0.01 per share and to increase the no par value preferred stock to $0.01 per share.

On September 22, 2004, the shareholders of the Company approved a charter amendment to increase the number of authorized shares for common stock from 65.0 million to 100.0 million shares.

NOTE 15. Income Taxes

The Company's consolidated tax rate was a benefit of 17.2 percent and 17.3 percent in the three- and six-month periods ended October 31, 2004, respectively, compared to the United States statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to export tax incentives and foreign tax planning strategies.

For the three- and six-month periods ended October 31, 2003, the Company recorded a $2.2 million tax benefit, which was the result of the favorable resolution of a prior year foreign tax issue. Adjusting for this benefit, the consolidated tax rate would have been 26.4 percent and 25.9 percent, respectively, for the three- and six-month periods ended October 31, 2003.

On October 22, 2004, the American Job Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. However, at this time the Company does not expect to repatriate its unremitted foreign earnings.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
   Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of October 31, 2004, the related consolidated statements of operations for the three- and six-month periods ended October 31, 2004 and 2003, and the related consolidated statements of cash flows for the six-month periods ended October 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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
December 9, 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements for the three- and six-month periods ended October 31, 2004 (the "fiscal 2005 second quarter" and "fiscal 2005 first six months," respectively) and for the three- and six-month periods ended October 31, 2003 (the "fiscal 2004 second quarter" and "fiscal 2004 first six months," respectively) and related notes to the Consolidated Financial Statements included elsewhere herein, as well as with our annual report on Form 10-K for the fiscal year ended April 30, 2004.

OVERVIEW

Our fiscal 2005 second quarter results reflected operating charges attributable to changing the business model of our Spandex business within the Sign Making and Specialty Graphics segment, lagging equipment sales in that segment and in the Ophthalmic Lens Processing segment, higher volume in our Apparel and Flexible Materials segment, and steady cash flow generation, which has enabled us to further reduce our level of indebtedness.

Improving Spandex's operations was one of the four major initiatives to restore Gerber's profitability that we identified in the restructuring plan we commenced almost three years ago. As part of that plan, we have established centralized pan-European supply chain and finance organizations and implemented uniform operating policies and procedures. We also plan to establish centralized facilities to manage our equipment and spare parts inventories. As we complete our three-year restructuring plan, we anticipate charges ranging from $0.9 million to $2.0 million, primarily relating to employee separations, for the remainder of fiscal 2005.

Our equipment sales in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments were lower primarily because of new product launch delays. Because our long-term growth relies substantially on our introduction of new products that are favorably received by our customers, we actively pursue research and development in all of our business segments. In the fiscal 2005 second quarter, we announced nine new products that we planned to launch in fiscal 2005. While we are encouraged by our new product development efforts, it has been a challenge to bring these products to market in accordance with our plans. We now expect to ship five of the nine products by the fiscal 2005 year end, and to ship the remaining four products early in fiscal 2006.

In the second quarter, the Apparel and Flexible Materials segment reported its highest quarterly revenue of $43.9 million since the fiscal 2001 fourth quarter, which was also an increase of 14.5 percent over the fiscal 2004 second quarter. This trend is directly attributable to increasing sales in the key growth markets we are targeting. Compared to the fiscal 2004 second quarter, segment profit was almost 50 percent higher in the fiscal 2005 second quarter, demonstrating operating leverage on the incremental volume.

We continued to generate steady operating cash flow in the second quarter, which was primarily used for debt repayment. At October 31, 2004, our debt was $53.7 million and our net debt-to-total capital ratio was 27.7 percent as compared to $59.0 million and 30.9 percent, respectively, at April 30, 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. We described the critical accounting policies that require management's most difficult, subjective, or complex judgments in our annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the SEC on July 14, 2004.

RESULTS OF OPERATIONS
	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003

Revenue	$131,416	$130,285	$259,102	$259,242
Cost of sales	88,049	85,521	171,724	170,650
Gross margin	43,367	44,764	87,378	88,592
Operating expenses	41,419	39,149	80,420	78,373
Restructuring charges	351	486	2,245	486
Other expense, net	(1,238)	(1,137)	(1,436)	(2,153)
Earnings before interest expense and (benefit) for income taxes	$ 359	$ 3,992	$ 3,277	$ 7,580
	======	======	======	======
Gross margin %	33.0%	34.4%	33.7%	34.2%
	======	======	======	======

Revenue. Consolidated revenue in the fiscal 2005 second quarter and first six months was $131.4 million and $259.1 million, respectively, which represented an increase of $1.1 million and a decrease of $0.1 million versus the fiscal 2004 comparable periods. Foreign currency translation had the effect of increasing revenue by approximately $5.7 million and $9.9 million in the fiscal 2005 second quarter and first six months, respectively, over the fiscal 2004 comparable periods. Adjusting for the effect of foreign currency translation, revenue increased in our Apparel and Flexible Materials segment and decreased in our Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during the fiscal 2005 second quarter and first six months and the fiscal 2004 comparable periods:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Equipment revenue	30%	31%	29%	31%
Aftermarket supplies and service revenue	70%	69%	71%	69%

On a geographic basis and adjusted for foreign currency translation, business volume in the fiscal 2005 second quarter and first six months was lower in the North American and European regions and higher in the Rest of World region when compared to the fiscal 2004 second quarter and first six months.

The North American decrease in business volume occurred in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. The Sign Making and Specialty Graphics segment's revenue continued to be adversely affected by the continued transition of sign and specialty graphics production to lower cost ink jet imaging systems, delays in the development of ink jet imaging products, technical and other difficulties associated with O.E.M.-supplied ink jet imaging products, and declining sales of our thermal imaging products because of ink jet competition. Equipment sales to Kinkos in the fiscal 2004 second quarter and first six months of $0.8 million and $3.2 million, respectively, that did not, nor were expected to, recur in the fiscal 2005 comparable periods also adversely affected the year-over-year comparisons. The Ophthalmic Lens Processing segment's lower revenue was primarily attributable to delays in the launch of new products. North American business volume in the Apparel and Flexible Materials segment was steady despite some weakness in the furniture market segment.

The European business volume decline occurred primarily in the Sign Making and Specialty Graphics segment. In addition to the factors affecting this segment's North American equipment sales, business volume was adversely affected by management turnover in Italy, continued lower business volume levels in France following last year's warehouse consolidation, and the discontinuation of a non-strategic product line in fiscal 2004. The Apparel and Flexible Materials segment experienced higher European business volume, particularly in key growth markets such as Turkey and Eastern Europe.

The higher business volume in the Rest of World markets was largely the result of the continued migration of apparel production to emerging markets in the Apparel and Flexible Materials segment. In particular, our business volume in China increased significantly, reflecting both our market development efforts and the strength of end user markets.

Operating Charges. The fiscal 2005 second quarter and first six month's financial results included pre-tax operating charges of $3.9 million. Of this amount, $3.6 million related to costs incurred through improving the operations of our Spandex business, which is part of our Sign Making and Specialty Graphics segment, and the remaining charges of $0.3 million were incurred by our Ophthalmic Lens Processing segment. The charges included $1.5 million of inventory write-downs, $0.8 million of fixed asset impairments, $0.7 million of additional bad debt expense, and $0.9 million of other operating charges. The inventory charge primarily related to changes in market value estimates of used equipment inventory, which were largely caused by the shorter product life cycle of ink jet imaging products. The balance of the inventory charge related to changes in market value estimates for aftermarket inventory identified as in excess of Spandex's requirements. The bad debt expense was related to management turnover at Spandex's Italian business. Other operating charges of $0.9 million included adjustments relating to prior periods in the amount of $0.6 million. We have concluded that the adjustments related to prior periods were not material and do not change, either individually or in the aggregate, the earnings trends for those periods affected or a fair presentation of our results of operations and financial condition. Of the aggregate pre-tax charges, $0.2 million were recorded as a reduction of product sales, $1.9 million in cost of products sold, and $1.8 million in selling, general, and administrative ("S,G,&A") expenses.

Gross Profit Margins. Gross profit margin as a percentage of revenue in the fiscal 2005 second quarter and first six months was 33.0 percent and 33.7 percent, respectively, compared to 34.4 percent and 34.2 percent in the fiscal 2004 comparable periods. The decrease was caused by lower business volume and the fiscal 2005 second quarter operating charges totaling $2.1 million. Savings from cost reductions and foreign currency benefits partially offset the negative impact of these effects.

Improved classification of service costs to cost of services sold that were previously included in S,G,&A expenses decreased the gross profit margin in the fiscal 2005 second quarter and first six months by 0.8 percentage points and 0.7 percentage points, respectively. The service cost of sales adjustment was caused by our implementation of SAP for the Ophthalmic Lens Processing segment on November 1, 2003. This adjustment had no impact on our net loss.

Selling, General, & Administrative Expenses. S,G,&A expenses as a percentage of revenue were 26.9 percent and 26.3 percent in the fiscal 2005 second quarter and first six months versus 25.1 percent and 25.4 percent, respectively, in the fiscal 2004 comparable periods.

Adjusting for the effect of foreign currency translation and the service cost of sales adjustment noted above, S,G,&A expenses increased $2.0 million and $1.6 million in the fiscal 2005 second quarter and first six months, respectively, from the fiscal 2004 comparable periods. The increases were primarily attributable to the fiscal 2005 second quarter Spandex operating charges of $1.8 million. The effects of lower pension expense attributable to pension plan amendments, lower legal expenses associated with a settled SEC investigation, lower self-insurance expenses, and cost savings were offset by higher costs associated with multi-ply cutter installation and training expenses and Sarbanes-Oxley compliance costs. The reversal of the incentive bonus accrual recorded in the fiscal 2005 first quarter of $0.5 million also had a favorable effect on S,G,&A expense in the fiscal 2005 second quarter.

Research and Development. Research and development ("R&D") expenses as a percentage of revenue were 4.6 percent and 4.7 percent in the fiscal 2005 second quarter and first six months versus 4.9 percent in both of the fiscal 2004 comparable periods. Our consistent investment in R&D reflects our commitment to new product development.

Restructuring Charges. During the fiscal 2005 first quarter, we initiated the relocation of the Ophthalmic Lens Processing segment's Muskogee, Oklahoma facility and incurred related employee separation costs of $1.4 million. Insignificant additional charges were incurred related to this relocation during the fiscal 2005 second quarter. Also during the fiscal 2005 first quarter, we entered into a sublease agreement for a facility vacated in fiscal 2004. The terms of the sublease required us to increase our original facility cease-use accrual by $0.4 million. During the fiscal 2005 second quarter, we incurred restructuring charges of $0.3 million in the Sign Making and Specialty Graphics segment for employee severance costs. These charges represent costs associated with the restructuring of Spandex's operations. We also recorded charges totaling $0.1 million related to other employee separation costs within both our Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments during the fiscal 2005 first six months.

Of the total fiscal 2005 restructuring charges related to the relocation of the Ophthalmic Lens Processing segment, we expect to realize cost savings of $0.6 million in fiscal 2005 and $1.9 million annually thereafter. In the fiscal 2005 first six months, we paid $0.1 million relating to fiscal 2005 restructuring actions, which were funded by cash generated from operations. All future cash payments that relate to fiscal 2005 charges are expected to be made by the end of fiscal 2006 and will be funded by cash generated from operations. We anticipate additional restructuring charges for the remainder of fiscal 2005 of approximately $0.3 million in connection with the Oklahoma facility relocation and approximately $1.7 million in connection with the Spandex restructuring. If the estimated amount or timing of our sublease estimates or employee separations varies from our estimates at October 31, 2004, the difference will be realized within restructuring expense.

Fiscal 2004 Charges. In the fiscal 2004 second quarter, we recorded restructuring charges of $0.5 million. These charges consisted of employee separations and a facility consolidation associated with the transition of the Ophthalmic Lens Processing segment's operations to the shared services program. The charges also consisted of costs to exit a non-strategic product line within the Sign Making and Specialty Graphics segment.

The transition of the Ophthalmic Lens Processing segment to our shared services program was completed on November 1, 2003 as part of the our ongoing cost reduction strategy. We expect to realize $1.2 million in cost savings from this plan during fiscal 2005, primarily through decreased S,G,&A expenses. Pre-tax severance charges of $0.2 million were also recorded in the fiscal 2004 second quarter related to this action. The employee separations were completed during fiscal 2004. In addition, a facility consolidation occurred in the Netherlands during the fiscal 2004 second quarter. Pre-tax facility consolidation costs of $0.1 million primarily reflected the net present value of expected future lease costs at the date we ceased use of a facility.

The Sign Making and Specialty Graphics segment exited a non-strategic product line during the second quarter of fiscal 2004 to enhance profitability. We expect to realize cost savings from this action of $0.5 million during fiscal 2005, primarily through decreased cost of sales and S,G,&A expenses. Pre-tax severance charges of $0.2 million were recorded in the fiscal 2004 second quarter for termination of the employees that supported the product line. The employee separations were completed and the related severance was paid during fiscal 2004 from cash generated from operations.

Other Expense, Net. Other expense, net of $1.2 million in the fiscal 2005 second quarter was slightly higher than in the fiscal 2004 comparable period primarily because of higher patent write-offs of $0.4 million. The effect of these write-offs was offset in part by lower foreign currency transaction losses of $0.3 million.

For the fiscal 2005 first six months, other expense, net of $1.4 million was $0.7 million less than the fiscal 2004 comparable period because of lower foreign currency transaction losses of $0.7 million and a loss recorded in the fiscal 2004 first quarter of $0.3 million resulting from the write-off of deferred debt issuance costs related to the previous credit facility that was in place through May 9, 2003. Offsetting these items were fiscal 2005 patent write-offs of $0.5 million.

The United States dollar weakened significantly more in the fiscal 2004 second quarter and first six months against the British Pound than in the fiscal 2005 comparable periods. This currency effect was the primary cause of the lower foreign currency transaction losses in fiscal 2005. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another.

Interest Expense. Interest expense decreased $1.5 million and $2.6 million in the fiscal 2005 second quarter and first six months, respectively, from the fiscal 2004 comparable periods. The decreases were the result of lower average debt balances and lower term loan interest rates resulting from credit facility amendments entered into on July 9, 2004. Average debt balances under our credit facilities were $51.4 million and $52.9 million in the fiscal 2005 second quarter and first six months, respectively, versus $81.3 million and $82.9 million in the fiscal 2004 comparable periods. The weighted average interest rate of our credit facility debt, inclusive of deferred debt issue costs amortized, was 12.5 percent and 13.7 percent in the fiscal 2005 second quarter and first six months, respectively, compared to 15.4 percent in both fiscal 2004 comparable periods.

Income Tax Benefit. Our consolidated tax rate was a benefit of 17.2 percent and 17.3 percent in the fiscal 2005 second quarter and first six months, respectively, compared to the United States statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to export tax incentives and foreign tax planning strategies.

In the fiscal 2004 second quarter, we recorded a $2.2 million tax benefit, which was the result of the favorable resolution of a prior year foreign tax issue. Adjusting for this benefit, our consolidated tax rate would have been 26.4 percent and 25.9 percent for the fiscal 2004 second quarter and first six months, respectively, compared to the United States statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to foreign tax planning strategies.

Net earnings (loss). As a result of the foregoing operating results, our net loss in the fiscal 2005 second quarter and first six months was $1.1 million ($0.05 per diluted share) and $0.4 million ($0.02 per diluted share), respectively, compared to net earnings of $2.8 million ($0.12 per diluted share) and $3.1 million ($0.14 per diluted share), respectively, in the prior year comparable periods.

Segment Review

Sign Making and Specialty Graphics

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003
Revenue	$ 69,418	$71,472	$138,143	$144,313
Cost of sales	50,853	50,506	99,978	101,803
Gross margin	18,565	20,966	38,165	42,510
Operating expenses	18,775	15,826	35,384	31,829
Restructuring charges	277	172	721	172
Other expense, net	(492)	(459)	(579)	(931)
Segment profit (loss)	$ (979)	$ 4,509	$ 1,481	$ 9,578
	=======	======	=======	=======
Gross margin %	26.7%	29.3%	27.6%	29.5%
	=======	======	=======	=======

Segment revenue for the fiscal 2005 second quarter and first six months decreased $2.1 million and $6.2 million, respectively, from the fiscal 2004 comparable periods.  Adjusting for the effect of foreign currency translation, segment revenue for the fiscal 2005 second quarter and first six months decreased $6.3 million and $13.6 million, respectively, from the fiscal 2004 comparable periods. The lower volume was attributable to the continued transition of sign and specialty graphics production to lower cost ink jet imaging systems, delays in the development of our own ink jet imaging products, technical and other difficulties associated with O.E.M.-supplied ink jet imaging products, and declining sales of our thermal imaging products because of ink jet competition. Equipment sales to Kinkos in the fiscal 2004 second quarter and first six months of $0.8 million and $3.2 million, respectively, that did not, nor were expected to, recur in the fiscal 2005 comparable periods also adversely affected the year-over-year comparisons. Aftermarket supplies and service revenue was also lower because of operating management turnover in Italy, continued lower business levels in France following last year's warehouse consolidation, and the discontinuation of a non-strategic product line in fiscal 2004.

The transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems), calendared vinyl materials, and digital media systems significantly changed this market. This segment's future performance depends on our success in addressing the effects of competitive products and technological developments. Our strategy includes expanding our product portfolio with internally engineered products and continuing to make use of advanced technological solutions developed by our partners. We have experienced delays in the market launch of our own ink jet products, as well as our O.E.M.-supplied ink jet product, the Elan. We expect to resume shipments of the Elan product in the fiscal 2005 third quarter.

Segment profit for the fiscal 2005 second quarter and first six months decreased $5.5 million and $8.1 million, respectively, from the fiscal 2004 comparable periods. The decreases resulted primarily from the Spandex operating charges of $3.6 million and lower business volume. Lower pension expense, favorable foreign currency benefits, and savings from cost reductions partially offset the segment profit decline. Also contributing to the segment profit decline were higher restructuring charges recorded in the fiscal 2005 first quarter related to a change in assumptions concerning a previously established lease accrual.

Apparel and Flexible Materials

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003
Revenue	$43,933	$38,378	$83,697	$75,985
Cost of sales	23,543	20,916	44,477	41,753
Gross margin	20,390	17,462	39,220	34,232
Operating expenses	13,739	13,088	27,950	26,765
Restructuring charges	26	---	42	---
Other expense, net	(449)	(196)	(491)	(316)
Segment profit	$ 6,176	$ 4,178	$10,737	$ 7,151
	======	======	======	======
Gross margin %	46.4%	45.5%	46.9%	45.1%
	======	======	======	======

Segment revenue for the fiscal 2005 second quarter and first six months increased $5.6 million and $7.7 million, respectively, over the fiscal 2004 comparable periods. Foreign currency translation had the effect of increasing segment revenue by approximately $1.1 million and $1.7 million in the fiscal 2005 second quarter and first six months, respectively, compared to the fiscal 2004 comparable periods. The higher revenue occurred across all product lines and was particularly strong in targeted growth markets, including China, Turkey, and Eastern Europe. Growth continued in Asia and Eastern Europe and was stimulated by strength in end-user markets attributable to apparel production migration from mature markets and, with respect to Europe, competitive advantage resulting from the weakness of the United States dollar. The Apparel and Flexible Materials segment's manufacturing costs are paid predominantly in United States dollars, which have become relatively less expensive than European-based currencies, thereby providing competitive pricing benefits.

Our primary objective for this segment remains to increase market share in growth markets, particularly China. To achieve this objective, we are significantly increasing our investment in China by adding product design, engineering, and manufacturing personnel and expanding the range of products that are engineered specifically for the Chinese market. To complement our strategy, we recently appointed a member of our senior management team to the newly created position of President, Asia-Pacific, to lead our initiative in China.

The lifting of the quotas mandated by the World Trade Organization ("WTO") is scheduled to occur on December 31, 2004, which is expected to have a significant favorable impact on the success of our China initiative. This lifting of quotas is expected to benefit China at the expense of other apparel producing countries.

Segment profit for the fiscal 2005 second quarter and first six months increased $2.0 million and $3.6 million, respectively, over the fiscal 2004 comparable periods. The increases were primarily attributable to higher business volume, favorable foreign currency benefits, and lower pension expense. The effect of these factors was offset in part by higher installation and training expenses reflecting higher multi-ply cutter shipments and the effects of competitive pricing in targeted growth markets.

Ophthalmic Lens Processing

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003
Revenue	$18,065	$20,435	$37,262	$38,944
Cost of sales	13,653	14,099	27,269	27,094
Gross margin	4,412	6,336	9,993	11,850
Operating expenses	4,941	5,541	9,591	11,044
Restructuring charges	48	314	1,482	314
Other expense, net	(232)	(89)	(322)	(141)
Segment profit (loss)	$ (809)	$ 392	$ (1,402)	$ 351
	======	======	======	======
Gross margin %	24.4%	31.0%	26.8%	30.4%
	======	======	======	======

Segment revenue for the fiscal 2005 second quarter and first six months decreased $2.4 million and $1.7 million, respectively, from the fiscal 2004 comparable periods. Foreign currency translation had the effect of increasing segment revenue by approximately $0.3 million and $0.7 million, respectively, in the fiscal 2005 second quarter and first six months versus the fiscal 2004 comparable periods. The revenue decreases were primarily attributable to new equipment order delays in anticipation of new product launches. The second quarter decrease was also attributable to the loss of a large aftermarket consumables contract.

We are currently a leader in the ophthalmic lens processing market, largely because of our strong position in the power retail segment and the total system solution we provide to our customers. We are targeting share growth in the wholesale laboratory market by introducing a range of tailored products for that market and continuing to provide cost effective service and support to customers. We anticipate that these new products will be released later in fiscal 2005 and early in fiscal 2006.

We announced in the fiscal 2005 first quarter our plan to relocate the manufacturing operations of this segment located in Muskogee, Oklahoma. This move, which we expect will be completed by the end of this fiscal year, is expected to generate $0.6 million in savings in fiscal 2005 and approximately $3.0 million of annual savings thereafter. In the fiscal 2005 first six months, we recorded $1.5 million of restructuring charges for employee separations related to this action.

Segment profit in the fiscal 2005 second quarter and first six months decreased $1.2 million and $1.8 million, respectively, from the fiscal 2004 comparable periods. The decreases were primarily attributable to lower business volume, fiscal 2005 first quarter restructuring charges of $1.5 million, price discounting, and operating charges of $0.3 million. An aftermarket supplies and service product mix favoring higher margin spare parts, lower pension expense, and savings from cost reductions partially offset these factors.

Improved classification of service costs to cost of services sold that were previously included in S,G,&A expenses decreased this segment's gross profit margin in the fiscal 2005 second quarter and first six months by 5.6 percentage points and 4.9 percentage points, respectively. The service cost of sales adjustment was caused by our implementation of SAP on November 1, 2003. This adjustment had no impact on segment loss.

Corporate and Other Expenses

	Three Months Ended October 31,		Six Months Ended October 31,
In thousands	2004	2003	2004	2003
Operating expenses	$ 3,964	$ 4,694	$ 7,495	$ 8,735
Other expense, net	(65)	(393)	(44)	(765)
Corporate expenses, net	$(4,029)	$(5,087)	$(7,539)	$(9,500)
	======	======	======	======

Corporate operating expenses incurred in the fiscal 2005 second quarter and first six months were lower than those incurred in the fiscal 2004 comparable periods. The decreases were primarily attributable to lower legal, insurance, and pension expenses. The lower legal expense was primarily attributable to an SEC investigation that was settled in the fiscal 2004 fourth quarter. Offsetting these favorable factors, we have, and will continue to incur, higher corporate governance costs related to Sarbanes-Oxley compliance, including the review, documentation, and assessment of our internal control over financial reporting.

Other expense, net was lower in the fiscal 2005 second quarter and first six months than in the fiscal 2004 comparable periods because of lower foreign currency transaction losses. Also, other expense, net was lower in the fiscal 2005 first six months because the fiscal 2004 first quarter included a write-off of deferred debt issuance costs related to the previous credit facility that was in place through May 9, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements, both in the short and long terms, will be for operating and capital expenditures, product development, completion of our restructuring plans, expansion in China, pension plan funding, and debt service. Our primary sources of liquidity are internally generated cash flows, our revolving credit facility, and our ability to attract long-term capital with satisfactory terms. Our sources of liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products; a deterioration in certain of our financial ratios; additional charges that may be required because of the ongoing restructuring of our business, weak market conditions, market changes, and delayed product introductions; and our ability to complete our ongoing efforts to improve operational efficiencies.

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

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	October 31, 2004	April 30, 2004

Cash and cash equivalents	$ 6,290	$ 6,371
Total debt	53,695	59,021
Net debt (total debt less cash and cash equivalents)	47,405	52,650
Shareholders' equity	123,473	117,602
Total capital (net debt plus shareholders' equity)	170,878	170,252
Net debt-to-total capital ratio	27.7%	30.9%

Cash Flows. Cash generated from operating activities was $8.0 million in the fiscal 2005 first six months compared to cash used for operating activities of $0.4 million in the fiscal 2004 first six months. The increase was primarily attributable to incentive compensation payments (based on fiscal 2003 results) in fiscal 2004 that did not recur in fiscal 2005 and collection of accounts receivable balances resulting from strong fiscal 2004 fourth quarter shipments. Higher inventory balances and less cash generated from operating earnings attributable to lower business volume partially offset the improved cash flows. The higher inventory balances were primarily attributable to the Ophthalmic Lens Processing segment's facility relocation, the delay in shipment of O.E.M.-supplied ink jet printers (the Elan product), and new product requirements.

Fiscal 2005 cash provided by operating activities was used to reduce our debt and short-term lines of credit by $5.5 million and to fund capital expenditures and intangible asset additions of $3.3 million.

Cash balances decreased $11.0 million in the fiscal 2004 first six months. This cash, along with proceeds from the sale of a promissory note of $1.0 million, was primarily used to fund operating activities, reduce debt by $5.2 million, pay debt issue costs of $5.6 million, and fund capital expenditures and intangible asset additions of $2.2 million.

Financial Condition. Net accounts receivable increased to $91.3 million at October 31, 2004 from $90.5 million at April 30, 2004. This increase was the result of foreign currency translation caused by the weaker United States dollar at October 31, 2004 compared to April 30, 2004. Adjusting for the effect of foreign currency translation, accounts receivable balances decreased. The reduction was attributable to the collection of accounts receivable resulting from strong fiscal 2004 fourth quarter shipments and increased Spandex allowance for doubtful accounts requirements. Days sales outstanding in ending accounts receivable were 63 at October 31, 2004 compared to 60 at April 30, 2004.

Net inventories increased to $52.9 million at October 31, 2004 from $49.7 million at April 30, 2004. The higher inventory balances were the result of the factors noted in the cash flow discussion above and the effect of foreign currency translation. Higher inventory write-downs, particularly at Spandex, partially offset the effect of these items. Inventory turnover decreased to 6.6 times annually at October 31, 2004 from 7.1 times annually at April 30, 2004.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, increased to $93.0 million at October 31, 2004 from $89.5 million at April 30, 2004. The increase was primarily related to fiscal 2005 restructuring accruals for employee separations of $1.7 million, increases in tax accruals of $1.3 million, and the effect of foreign currency translation. This increase was offset by lower accrued interest of $1.2 million reflecting the timing of interest payments and, to a lesser extent, lower interest rates and debt balances.

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

At October 31, 2004, we had $53.7 million of total debt outstanding, which was comprised of outstanding Revolver borrowings of $21.2 million, Term Loan borrowings of $26.5 million, and industrial revenue bonds outstanding of $6.0 million. The Revolver and Term Loan borrowings mature on May 9, 2007, with no principal repayments required prior to that date. Voluntary prepayments of principal under the Term Loans that do not result in the termination of the Term Loans agreement are permitted without penalty or premium as long as the Company maintains minimum liquidity levels as defined in the Revolver agreements. At October 31, 2004, we had excess availability of $14.6 million under our Revolver.

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
  Added a premium for prepayment in full of the Term Loans that result in the termination of the Term Loans agreement. This premium is subject to reduction over the life of the loans and was initially 1.375 percent of the principal balance based on the $40.1 million principal balance of the Term Loans outstanding on July 9, 2004;
  Modified covenants to permit us, within specified limits, to prepay the Term Loans more frequently, make business acquisitions, pay dividends, and repurchase our common stock;
  Eliminated, beginning with the fiscal quarter ended July 31, 2004, the financial covenant requiring us to maintain minimum EBITDA (as defined in the Credit Facilities) levels as of the end of each fiscal quarter; and
  Increased the proportion of Maximum Total Funded Debt to EBITDA (leverage ratio) we may have as of the end of each fiscal quarter by increasing the leverage ratio from 2:1 to 2.5:1 for the fiscal quarters ending July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

The amended Credit Facilities require us to satisfy certain financial covenants, including fixed charge coverage ratios, total liabilities to tangible capital base ratios, and total funded debt to EBITDA leverage ratios and impose limitations on our capital expenditures.  Our compliance with these ratios is measured at the end of each of our fiscal quarters.

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of October 31, 2004:

Covenant	Requirement	Actual at October 31, 2004
Minimum Fixed Charge Coverage Ratio	1.50 to 1.0	2.20 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	4.20 to 1.0	3.20 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.50 to 1.0	2.19 to 1.0

We were in compliance with the financial covenants under our Credit Facilities at October 31, 2004. Our ability to continue to comply with these covenants will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings anticipated to result from our restructuring initiatives. Our future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facilities, allowing the lenders to accelerate the repayment of any outstanding borrowings. In the event of any prospective failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders. To obtain such amendments or waivers, we might be required to make financial concessions to the lenders including those that may be dilutive to our existing shareholders.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to our cash obligations or commercial commitments from those disclosed in our annual report on Form 10-K for the year ended April 30, 2004, filed with the SEC on July 14, 2004.

NEW ACCOUNTING PRONOUNCEMENT

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and specifies the accounting for the allocation of fixed production overhead costs. SFAS No. 151 is effective for us beginning May 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position or results of operations.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements." These forward-looking statements are intended to provide our current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements within (or incorporated by reference in) this quarterly report can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report relate to, among other things:

  prospective product developments (and the timing of introduction), product development focus, and new business opportunities;
  developments with respect to product development and product introductions by competitors;
  demand for certain of our products and services;
  methods of and costs associated with potential geographic expansion;
  restructuring initiatives and associated charges;
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

For additional information identifying factors that may cause our actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Our Form 10-K for fiscal 2004 filed with the SEC on July 14, 2004 includes important information concerning risk factors affecting the Company in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the fiscal 2005 first six months.

For a discussion of the Company's exposure to market risk, see Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the year ended April 30, 2004, filed with the SEC on July 14, 2004.

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

The Company's management, with the participation of its CEO, who is the Company's principal executive officer and is currently performing the functions of the CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2004. Based upon that evaluation, the CEO has concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the second fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Gerber Scientific held its 2004 annual meeting of stockholders on September 22, 2004.

(c)  The following sets forth information regarding each matter voted upon at the 2004 annual meeting.  There were 22,236,403 shares of common stock outstanding as of the record date for the 2004 annual meeting.

Proposal 1.   The stockholders approved a proposal to elect each of the nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominees	Votes For	Votes Withheld
Donald P. Aiken	18,362,598	2,309,380
George M. Gentile	17,595,269	3,076,709
Edward G. Jepsen	18,360,802	2,311,176

Proposal 2.   The stockholders approved a proposal to amend the authorized stock provisions of
                     Gerber Scientific's restated certificate of incorporation. The tabulation of votes on this proposal is as follows:

Votes For:	18,862,717
Votes Against:	1,693,283
Abstentions:	115,977

Proposal 3.   The stockholders approved a proposal to amend or repeal takeover defense provisions of Gerber Scientific's restated certificate of incorporation. The tabulation of votes on this proposal is as follows:

Votes For:	18,402,555
Votes Against:	175,677
Abstentions:	82,020

Proposal 4.   The shareholders approved a proposal to add indemnification provisions and make other changes to Gerber Scientific's restated certificate of incorporation. The tabulation of votes on this proposal is as follows:

Votes For:	19,000,640
Votes Against:	1,538,334
Abstentions:	133,004

Proposal 5.   The stockholders approved a proposal to amend or repeal takeover defense provisions of Gerber Scientific's by-laws. The tabulation of votes on this proposal is as follows:

Votes For:	18,373,681
Votes Against:	207,862
Abstentions:	78,709

Proposal 6.   The shareholders approved a proposal to approve the Gerber Scientific, Inc.
                     2005-2006 Executive Annual Incentive Bonus Plan. The tabulation of votes on this proposal is as follows:

Votes For:	14,327,410
Votes Against:	4,221,578
Abstentions:	111,263

ITEM 5.     OTHER INFORMATION

(a) Executive Annual Incentive Bonus Plan. As reported in Item 4 of Part II of this report, Gerber Scientific's stockholders approved the Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan at the annual meeting held on September 22, 2004. The bonus plan is effective for the fiscal years ending April 30, 2005 and April 30, 2006.

As set forth in Gerber Scientific's proxy statement for the foregoing annual meeting, for each fiscal year, each participant in the bonus plan will be assigned by the Management Development and Compensation Committee of the board of directors a "target bonus" expressed as a percentage of the participant's regular salary at the close of the fiscal year. The Management Development and Compensation Committee has established that for fiscal year 2005, the target bonus for the chief executive officer of Gerber Scientific will be 75% of salary and the target bonus for the other named executive officers referred to in this proxy statement will be 50% of salary. Other executives included in the plan generally will be assigned a target bonus equal to varying percentages of salary, as determined by the Management Development and Compensation Committee. The maximum cash bonus payable to any participant in any fiscal year will be two times the target bonus, up to a maximum of $1,500,000.

The bonus amount payable to participants in the plan will be determined by the degree of achievement of the performance goals set for fiscal 2005. Gerber Scientific expects to pay bonuses on or before July 15 following the close of each fiscal year, subject to the certification by Gerber Scientific's independent auditors of all financial statements of Gerber Scientific for the fiscal year immediately preceding the year in which the bonus is to be paid. In addition, bonus payments will not be made until the Management Development and Compensation Committee has certified that the applicable performance goals have been achieved. Bonus payments will be conditional upon the participant's continued employment by Gerber Scientific or its subsidiary through the last day of the fiscal year.

Under the bonus plan, one or more of the following business criteria, on a consolidated basis, will be used exclusively by the Management Development and Compensation Committee in establishing performance goals: return on equity, return on assets, net income, cash flow, free cash flow, book value, earnings before interest and taxes, revenue, financial return ratios, market performance of Gerber Scientific, total shareholder return and earnings per share. Of the foregoing business criteria, earnings before interest and taxes and free cash flow, which is defined for these purposes as cash provided by operating activities minus additions to property, plant and equipment, will be used by the Management Development and Compensation Committee in establishing performance goals for fiscal 2005.

Bonuses awarded under the plan may be paid in cash or in shares of common stock of Gerber Scientific. The bonus plan permits a participant whose potential target bonus is 30% or greater of the participant's salary, and who is authorized by the Management Development and Compensation Committee, to elect to purchase shares of common stock, at the prevailing market price at the date the bonus is paid, with up to 50% of the participant's cash bonus, less applicable withholding taxes. If the participant elects to purchase shares, the participant also will be awarded restricted shares of common stock in an amount equal to one-third of the gross bonus amount elected to be received in stock. The restricted stock vests one-third each year over a three-year period provided (a) the participant remains employed by Gerber Scientific or its subsidiary (unless the cessation of employment was a result of retirement, death, disability or a change of control of Gerber Scientific), and (b) the participant continues to hold the underlying stock purchased with this bonus for the entire vesting period. The restricted stock also will be subject to such additional restrictions, if any, as the Management Development and Compensation Committee may impose. If, during the three-year vesting period, the participant disposes of any or all of the participant's unrestricted stock received under the plan, a proportional amount of unvested restricted stock will be forfeited. Participants receiving restricted stock will have dividend and voting rights with respect to the restricted stock, subject to the terms and conditions imposed by the Management Development and Compensation Committee. The number of shares of common stock reserved for issuance under the bonus plan is 250,000, of which not more than 83,334 shares may be issued as restricted stock under the plan.

In the event of a change in control of Gerber Scientific, as defined in the plan, any restrictions imposed on the restricted stock will lapse. Any restrictions imposed on the restricted stock also will lapse in the event that the participant's employment with Gerber Scientific or its subsidiaries is terminated due to death, permanent disability or retirement.

Change in Control Agreement. As described in Gerber Scientific's proxy statement for its annual meeting of stockholders held in September 22, 2004, Gerber Scientific has entered into change in control agreements with certain of its executives.

For purposes of the agreements, the term "change in control" is defined to include certain changes in beneficial ownership of Gerber Scientific's common stock, including generally the acquisition by any person or group of persons of Gerber Scientific's voting securities representing 30% or more of the total number of votes eligible to be cast at any election of directors of Gerber Scientific. A "change in control" also includes certain business combinations, liquidations, and, under certain circumstances, an event which results in the persons who are then the incumbent directors of Gerber Scientific ceasing to constitute a majority of the board of directors.

The agreements are operative only if a "change in control" occurs and the executive's employment with Gerber Scientific is terminated within two years following the change in control or if there are significant changes in the executive's position with Gerber Scientific during such period which would allow the executive to leave for "good reason" as defined in the agreements. Under such circumstances, each of such agreements provides for:

  a lump sum payment of a multiple of years of the executive's annual salary and target bonus;
  continuation of health and life insurance and other employee welfare benefits provided by Gerber Scientific;
  immediate vesting of stock options; and
  reimbursement of federal excise taxes, if any, resulting from the payment of the benefits under the agreement.

The lump sum payment multiple is three years for the Chief Executive Officer and two and one-half years for the Senior Vice Presidents. The benefits provided in the change of control agreements are in lieu of any separation or severance benefits under the executive's employment agreement with Gerber Scientific, if any, or under Gerber Scientific's termination, separation, severance or similar plans or policies.

In consideration for the foregoing payments, the executive has agreed that, for a period of one year following the executive's termination of employment upon a change in control, the executive will not engage in the same or a substantially similar business as that conducted and carried on by Gerber Scientific or any of its subsidiaries or in a business which is directly competitive with Gerber Scientific or any of its subsidiaries on the date of such termination or at any time during such one-year period.

Effective on October 1, 2004, Gerber Scientific and William V. Grickis, Jr., Senior Vice President and General Counsel, Secretary, entered into a change in control agreement having the foregoing terms.

ITEM 6.     EXHIBITS

Gerber Scientific herewith files the following exhibits:

3.1	Amended and Restated Certificate of Incorporation of Gerber Scientific, Inc.
3.2	Amended and Restated By-laws of Gerber Scientific, Inc.
10.1	Form of Nonqualified Stock Option Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan.
10.2	Form of Restricted Stock Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan.
10.3	Change in Control Agreement dated October 1, 2004 between Gerber Scientific, Inc. and William V. Grickis, Jr.
10.4

Gerber Scientific, Inc. 2005 - 2006 Executive Annual Incentive Bonus Plan. Filed as Appendix H to Gerber Scientific, Inc.'s definitive proxy statement on Schedule 14A filed with the SEC on August 9, 2004 and incorporated herein by reference.

15	Letter regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.
99	Supplemental segment information.

37-38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: December 10, 2004	By:	/s/ Anthony L. Mattacchione Anthony L. Mattacchione Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)