Form 10-Q
period 2005-01-31
GERBER SCIENTIFIC INC
filed 2005-03-10
CIK 41133

__________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2005

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

Yes /X/. No / /.

At February 28, 2005, 22,293,528 shares of common stock of the registrant were outstanding.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONTENTS OF QUARTERLY REPORT ON FORM 10-Q Quarter Ended January 31, 2005
		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended January 31, 2005 and 2004	2

	Consolidated Statements of Operations for the nine months ended January 31, 2005 and 2004	3

	Consolidated Balance Sheets at January 31, 2005 and April 30, 2004	4-5

	Consolidated Statements of Cash Flows for the nine months ended January 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Signature		36

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended January 31,
In thousands, except per share data	2005	2004
Revenue:
Product sales	$ 107,899	$ 104,518
Service sales	16,889	16,372
	124,788	120,890
Costs and Expenses:
Cost of products sold	75,378	70,631
Cost of services sold	9,289	9,606
Selling, general, and administrative	32,461	30,547
Research and development	6,509	6,021
Restructuring charges (Note 4)	349	1,996
	123,986	118,801
Operating income	802	2,089

Other expense, net	(1,164)	(1,355)
Interest expense	(1,576)	(3,013)

(Loss) before income taxes	(1,938)	(2,279)
(Benefit) for income taxes	(1,557)	(1,134)
Net (loss)	$ (381)	$ (1,145)
	=======	=======
(Loss) per share of common stock:
Basic	$ (.02)	$ (.05)
Diluted	(.02)	(.05)

Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,263	22,205
Diluted	22,263	22,205

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Nine Months Ended January 31,
In thousands, except per share data	2005	2004
Revenue:
Product sales	$ 333,848	$ 334,954
Service sales	50,042	45,178
	383,890	380,132
Costs and Expenses:
Cost of products sold	227,757	225,967
Cost of services sold	28,634	24,920
Selling, general, and administrative	100,660	96,294
Research and development	18,730	18,647
Restructuring charges (Note 4)	2,594	2,482
	378,375	368,310
Operating income	5,515	11,822

Other expense, net	(2,600)	(3,508)
Interest expense	(5,326)	(9,328)

(Loss) before income taxes	(2,411)	(1,014)
(Benefit) for income taxes	(1,639)	(2,994)
Net (loss) earnings	$ (772)	$ 1,980
	=======	=======
(Loss) earnings per share of common stock:
Basic	$ (.03)	$ .09
Diluted	(.03)	.09
Dividends	$ ---	$ ---

Average shares outstanding:
Basic	22,255	22,190
Diluted	22,255	22,378

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands, except share data	January 31, 2005	April 30, 2004
Assets:
Current Assets:
Cash and cash equivalents	$ 4,169	$ 6,371
Accounts receivable, net of allowance for doubtful accounts of $10,039 and $7,812, respectively	83,134	90,453
Inventories	54,965	49,696
Deferred income taxes	4,422	3,930
Prepaid expenses and other current assets	7,747	7,377
	154,437	157,827
Property, Plant and Equipment	130,504	124,385
Less accumulated depreciation	89,045	81,811
	41,459	42,574
Intangible Assets:
Goodwill	52,153	50,910
Prepaid pension cost	1,989	1,989
Patents and other intangible assets, net of accumulated amortization	5,667	6,111
	59,809	59,010
Deferred Income Taxes	22,005	19,738
Other Assets	6,481	7,737
	$ 284,191	$ 286,886
	========	========
Liabilities and Shareholders' Equity:
Current Liabilities:
Short-term line of credit	$ ---	$ 124
Current portion of long-term debt	20,704	12,509
Accounts payable	38,755	43,397
Accrued compensation and benefits	17,016	14,334
Other accrued liabilities	19,254	17,135
Deferred revenue	14,446	13,514
Advances on sales contracts	674	1,028
	110,849	102,041

Noncurrent Liabilities:
Accrued pension benefit liability	17,716	15,264
Other liabilities	5,624	5,467
Long-term debt	24,495	46,512
	47,835	67,243

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $0.01 and no par value, respectively; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 and $1.00 par value, respectively; authorized 100,000,000 and 65,000,000 shares, respectively, issued 22,981,320 and 22,935,638 shares, respectively	230	22,936
Paid-in capital	65,971	43,408
Retained earnings	72,674	73,446
Treasury stock, at cost (688,125 and 713,853 shares, respectively)	(14,150)	(14,679)
Unamortized value of restricted stock grants	(143)	(81)
Accumulated other comprehensive income (loss)	925	(7,428)
	125,507	117,602
	$ 284,191	$ 286,886
	========	=======

See accompanying notes to consolidated financial statements.

4-5

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended January 31,
In thousands	2005	2004
Cash Provided by (Used for):
Operating Activities:
Net (loss) earnings	$ (772)	$ 1,980
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	8,575	8,803
Restructuring charges	2,594	2,482
Deferred income taxes	(2,742)	(6,129)
Other non-cash items	1,679	2,111
Changes in operating accounts:
Receivables	12,180	6,899
Inventories	(3,764)	1,027
Prepaid expenses	316	1,029
Accounts payable and accrued liabilities	(2,527)	(9,644)
Provided by Operating Activities:	15,539	8,558
Investing Activities:
Additions to property, plant and equipment	(4,322)	(3,056)
Intangible and other assets	(369)	(864)
Proceeds from sale of promissory note	---	994
(Used for) Investing Activities:	(4,691)	(2,926)
Financing Activities:
Borrowings under term loans	---	65,000
Repayments of borrowings under term loans	(22,017)	(8,790)
Net change in revolvers	8,195	(72,195)
Net short-term financing	(126)	---
Debt issue costs	---	(5,604)
Exercise of stock options	150	114
Other common stock activity	(88)	(5)
(Used for) Financing Activities:	(13,886)	(21,480)

Effect of exchange rate changes on cash	836	2,375

Decrease in Cash and Cash Equivalents	(2,202)	(13,473)
Cash and Cash Equivalents, Beginning of Period	6,371	20,697
Cash and Cash Equivalents, End of Period	$ 4,169	$ 7,224
	=======	=======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the Securities and Exchange Commission (the "SEC") on July 14, 2004. The consolidated balance sheet at April 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Included in the results for the nine-month period ended January 31, 2005 are adjustments related to prior periods of $0.6 million ($0.4 million after tax, or $0.02 per share). Of this amount, $0.4 million was attributable to incorrect accounting in fiscal 2001 for an intercompany transaction. The Company has concluded that the adjustments related to prior periods are not material and do not affect, either individually or in the aggregate, the trends of the financial statements for those periods affected or a fair presentation of the Company's results of operations and financial condition. Accordingly, results for prior periods have not been restated.

Certain reclassifications have been made to the prior period amounts to conform to the current year presentation.

NOTE 2.   Stock Option Plans

The Company has stock option plans authorizing grants to employees and officers. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. No significant stock-based compensation cost related to stock options is reflected in net (loss) earnings because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and will be adopted by the Company on May 1, 2005 using the modified prospective method. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial position and results of operations.

The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands, except per share amounts	2005	2004	2005	2004
Net (loss) earnings, as reported	$ (381)	$(1,145)	$ (772)	$ 1,980
Less: Total stock-based employee com- pensation expense determined under Black-Scholes option pricing model, net of tax effects	(128)	(233)	(622)	(888)
Pro forma net (loss) earnings	$ (509)	$(1,378)	$(1,394)	$ 1,092
	======	======	======	======
(Loss) earnings per share
Basic, as reported	$ (.02)	$ (.05)	$ (.03)	$ .09
Basic, pro forma	(.02)	(.06)	(.06)	.05

Diluted, as reported	$ (.02)	$ (.05)	$ (.03)	$ .09
Diluted, pro forma	(.02)	(.06)	(.06)	.05

The weighted-average assumptions used in estimating the fair value of stock options granted in the three and nine months ended January 31, 2005 were as follows: risk-free interest rate of 3.5 percent and 3.7 percent, respectively; expected option life of 4.7 years; expected volatility of 74 percent; and no expected dividend yield.

The weighted-average assumptions used in estimating the fair value of stock options granted in the three and nine months ended January 31, 2004 were as follows: risk-free interest rate of 3.1 percent; expected option life of 4.7 years; expected volatility of 74 percent; and no expected dividend yield.

NOTE 3. Inventories

The classification of inventories was as follows (in thousands):

	January 31, 2005	April 30, 2004
Raw materials and purchased parts	$ 43,792	$ 37,460
Work in process	1,284	1,096
Finished goods	9,889	11,140
	$ 54,965	$ 49,696
	======	======

NOTE 4. Restructuring Charges

For the nine months ended January 31, 2005, the Company recorded restructuring charges of $2.6 million. The restructuring charges primarily consisted of employee separation costs of $1.5 million in the Ophthalmic Lens Processing segment, $0.6 million in the Sign Making and Specialty Graphics segment, and $0.1 million in the Apparel and Flexible Materials segment. The restructuring charges also included an adjustment to the fiscal 2004 facility consolidation accrual of $0.4 million in the Sign Making and Specialty Graphics segment. The employee separation charges in the Ophthalmic Lens Processing segment were attributable to the relocation of its Oklahoma manufacturing operations. The employee separation charges in the Sign Making and Specialty Graphics segment were primarily associated with efforts to reduce Spandex's costs.

In fiscal 2004 and 2003, the Company recorded restructuring charges, consisting of employee separation and facility consolidation costs, associated with efforts to reduce costs. A provision for costs associated with a vacant facility through the remainder of its lease term was included in the facility consolidation charge. The charge was based on market assumptions when the provision was recorded. In June 2004, the Company sublet this facility and a fiscal 2005 charge of $0.4 million was recorded to adjust the original assumptions to the terms of the sublease agreement.

The following table presents a rollforward of the accruals established in fiscal 2005 by segment (in thousands):

Employee Separation Accrual
Sign Making and Specialty Graphics
Fiscal 2005 charge	$ 555
Cash payments	(42)
Ending balance at January 31, 2005	513
Apparel and Flexible Materials
Fiscal 2005 charge	108
Cash payments	(108)
Ending balance at January 31, 2005	---
Ophthalmic Lens Processing
Fiscal 2005 charge	1,503
Cash payments	(291)
Ending balance at January 31, 2005	1,212
$ 1,725
======

The remaining balance at January 31, 2005 of $1.7 million is expected to be paid through fiscal 2006.

Fiscal Year 2004 Restructuring Update

The following table presents a rollforward of the accruals established in fiscal 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Balance at April 30, 2004	$ ---	$ 1,754	$ 1,754
Fiscal 2005 adjustment	---	428	428
Cash payments	---	(287)	(287)
Ending balance at January 31, 2005	---	1,895	1,895

Ophthalmic Lens Processing
Balance at April 30, 2004	9	133	142
Cash payments	(9)	(48)	(57)
Ending balance at January 31, 2005	---	85	85
	$ ---	$ 1,980	$ 1,980
	======	======	======

Of the remaining balance at January 31, 2005, $0.2 million is expected to be paid in fiscal 2005, $0.4 million in fiscal 2006, $0.3 million in fiscal 2007, $0.1 million in fiscal 2008 and $1.0 million thereafter.

Fiscal Year 2003 Restructuring Update

An accrual related to a fiscal 2003 facility consolidation charge of $0.2 million remained at April 30, 2004. Of this amount, $0.1 million was paid during the nine months ended January 31, 2005, resulting in an ending balance at January 31, 2005 of $0.1 million.

Of the remaining balance at January 31, 2005, a minimal amount is expected to be paid in the balance of fiscal 2005 and $0.1 million in fiscal 2006.

Fiscal Year 2002 Restructuring Update

As of April 30, 2004, there remained an accrual of approximately $0.3 million for severance and other amounts payable to a former Chief Executive Officer. No cash payments were charged against this accrual during the nine months ended January 31, 2005. These amounts are expected to be paid within the next 12 months.

NOTE 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of January 31, 2005			As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 8,444	$ 3,262	$ 5,182	$ 9,042	$ 3,460	$ 5,582
Other	750	265	485	691	162	529
	9,194	3,527	5,667	9,733	3,622	6,111
Unamortized intangible assets:
Goodwill	52,153	---	52,153	50,910	---	50,910
Prepaid pension cost	1,989	---	1,989	1,989	---	1,989
	54,142	---	54,142	52,899	---	52,899
	$ 63,336	$ 3,527	$ 59,809	$ 62,632	$ 3,622	$ 59,010
	======	======	======	======	======	======

Intangible amortization expense was $0.1 million and $0.4 million for the three and nine months ended January 31, 2005, respectively, and was $0.2 million and $0.7 million for the three and nine months ended January 31, 2004, respectively. Intangible amortization expense is estimated to be approximately $0.6 million annually for fiscal 2005 through 2010.

The following table presents the changes in the carrying amount of goodwill by operating segment for the nine months ended January 31, 2005 (in thousands):

	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2004	$ 21,211	$ 12,703	$ 16,996	$ 50,910
Effects of currency translation	1,170	73	---	1,243
Balance as of January 31, 2005	$ 22,381	$ 12,776	$ 16,996	$ 52,153
	======	======	======	======

During the nine months ended January 31, 2005, the Company reviewed its goodwill for impairment in all segments in accordance with its annual goodwill impairment review schedule. Based on this review, the Company was not required to record any additional goodwill impairments.

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

As of January 31, 2005, the Company was party to forward exchange contracts providing for the delivery of various currencies in exchange for approximately $4.9 million over the succeeding three months. The fair value of the contracts outstanding at January 31, 2005 was a $0.3 million net liability.

Year to Date Activity

The changes in shareholders' equity associated with hedging activity for the nine months ended January 31, 2005 and 2004 were as follows:

(in thousands)	2005	2004
Balance at April 30, 2004 and 2003	$ (149)	$ (1,420)
Cash flow hedging loss, net of tax	(642)	(1,585)
Net loss reclassified to (loss) earnings	616	1,990
Balance at January 31, 2005 and 2004	$ (175)	$ (1,015)
	======	======

The balance recorded in shareholders' equity at January 31, 2005 is expected to be reclassified into earnings in fiscal 2005.

NOTE 7. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials, and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Segment financial data for the three and nine months ended January 31, 2005 and 2004 are shown in the following tables.

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004

Segment revenue:
Sign Making and Specialty Graphics	$ 65,290	$ 61,291	$ 203,433	$ 205,604
Apparel and Flexible Materials	42,629	40,829	126,326	116,814
Ophthalmic Lens Processing	16,869	18,770	54,131	57,714
	$ 124,788	$ 120,890	$ 383,890	$ 380,132
	=======	=======	=======	=======

Segment (loss) profit:
Sign Making and Specialty Graphics	$ (432)	$ (2,306)	$ 1,049	$ 7,272
Apparel and Flexible Materials	4,555	5,832	15,292	12,983
Ophthalmic Lens Processing	(690)	364	(2,092)	715
	$ 3,433	$ 3,890	$ 14,249	$ 20,970
	=======	=======	=======	=======
A reconciliation of total segment profit to consolidated loss before income taxes follows:
	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004

Segment profit	$ 3,433	$ 3,890	$ 14,249	$ 20,970
Corporate expenses, net of other income	(3,795)	(3,156)	(11,334)	(12,656)
(Loss) earnings before interest and taxes	(362)	734	2,915	8,314
Interest expense	(1,576)	(3,013)	(5,326)	(9,328)
(Loss) before income taxes	$ (1,938)	$ (2,279)	$ (2,411)	$ (1,014)
	======	======	======	=======

There were no material changes in the measure of segment profit or differences in the basis of segmentation since the Company's most recent annual report on Form 10-K, filed with the SEC on July 14, 2004.

NOTE 8. Comprehensive Income

The Company's total comprehensive income was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004
Net (loss) earnings	$ (381)	$ (1,145)	$ (772)	$ 1,980
Other comprehensive income:
Foreign currency translation adjustments	2,251	7,709	8,379	14,389
Minimum pension liability, net	---	4,833	---	4,833
Cash flow hedging gain (loss), net	55	(201)	(26)	405
Total comprehensive income	$ 1,925	$ 11,196	$ 7,581	$ 21,607
	======	======	======	======

NOTE 9. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands, except per share amounts	2005	2004	2005	2004
Numerator:
Net (loss) earnings	$ (381)	$ (1,145)	$ (772)	$ 1,980

Denominators:
Denominator for basic (loss) earnings per share - weighted-average shares outstanding	22,263	22,205	22,255	22,190
Effect of dilutive securities:
Stock options	---	---	---	188
Denominator for diluted (loss) earnings per share - adjusted weighted- average shares outstanding	22,263	22,205	22,255	22,378
	======	======	======	======
Basic (loss) earnings per share	$ (.02)	$ (.05)	$ (.03)	$ .09
	======	======	======	======
Diluted (loss) earnings per share	$ (.02)	$ (.05)	$ (.03)	$ .09
	======	======	======	======

For the three and nine months ended January 31, 2005, stock options exercisable for 2.2 million and 2.6 million shares of common stock, respectively, were excluded from the calculation of diluted (loss) earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock, and, therefore, would have been antidilutive.

For the three and nine months ended January 31, 2005, stock options exercisable for an additional 0.2 million and 0.1 million shares, respectively, of common stock were excluded from the calculation of diluted (loss) earnings per share because the Company reported a net loss.

For the three and nine months ended January 31, 2004, stock options exercisable for 2.3 million and 2.4 million shares of common stock, respectively, were excluded from the calculation of diluted (loss) earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock and, therefore, would have been antidilutive.

For the three months ended January 31, 2004, stock options exercisable for an additional 0.3 million shares of common stock were excluded from the calculation of diluted (loss) earnings per share because the Company reported a net loss.

NOTE 10. Commitments and Contingencies

During the three months ended January 31, 2005, the Company settled a legal action alleging that one of its machines caused a fire on the claimant's premises. The Company incurred an expense of $0.2 million in connection with the settlement.

NOTE 11.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2004.

The changes in the carrying amount of product warranties for the nine months ended January 31, 2005 and 2004 are as follows:

In thousands	Nine Months Ended January 31,
	2005	2004
Beginning balance	$ 4,970	$ 4,372
Reductions for payments made	(4,095)	(4,125)
Changes in accruals related to warranties issued in the current period	4,608	4,529
Changes in accruals related to pre-existing warranties	(109)	---
Ending balance	$ 5,374	$ 4,776
	======	======

NOTE 12. Employee Benefit Plans

Components of net periodic benefit cost for the three and nine months ended January 31, 2005 are presented below.

	Three Months Ended January 31,
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Service cost	$ 653	$ 714	$ 39	$ 58
Interest cost	1,337	1,188	123	161
Expected return on plan assets	(1,331)	(1,112)	(111)	(118)
Amortization of prior service cost	74	121	---	16
Amortization of net loss	233	298	42	53
Net periodic benefit cost	$ 966	$ 1,209	$ 93	$ 170
	======	======	======	======

	Nine Months Ended January 31,
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Service cost	$ 1,961	$ 2,423	$ 120	$ 148
Interest cost	4,011	3,859	369	387
Expected return on plan assets	(3,994)	(3,282)	(333)	(314)
Amortization of prior service cost	222	634	(2)	97
Amortization of net loss	698	1,159	125	173
Net periodic benefit cost	$ 2,898	$ 4,793	$ 279	$ 491
	======	======	======	======

Employer Contributions

For the nine months ended January 31, 2005, $0.7 million of cash contributions were made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects total cash contributions to this plan in fiscal 2005 to be $1.6 million.

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

At January 31, 2005, the Company had $45.2 million of total debt outstanding, which consisted of outstanding Revolver borrowings of $20.7 million, Term Loan borrowings of $18.5 million, and industrial revenue bonds outstanding of $6.0 million. The Revolver and Term Loan borrowings mature on May 9, 2007, with no principal repayments required prior to that date. Voluntary prepayments of principal under the Term Loans that do not result in the termination of the Term Loans agreement are permitted without penalty or premium as long as the Company maintains minimum liquidity levels as defined in the Revolver agreement. At January 31, 2005, the Company had excess availability of $15.0 million under its Revolver.

Effective July 9, 2004, the Company entered into amendments of its current Credit Facilities that, among other changes, reduced the interest rates accruing on its outstanding Term Loans and modified certain operating and financial covenants. The weighted-average interest rates under the Credit Facilities, inclusive of deferred debt issuance costs amortized, were 13.6 percent for both the three- and nine-month periods ended January 31, 2005 and 16.6 percent and 15.7 percent for the three- and nine-month periods ended January 31, 2004, respectively. At January 31, 2005, the Company was in compliance with all covenants under its Credit Facilities.

The amendments reduced the annual interest rates under both Term Loans by eliminating the 2.0 percent annual payment-in-kind interest rate, reducing the annual fee to 1.0 percent from 1.75 percent of average monthly balances, reducing the minimum prime or base rate to 4.0 percent from 4.25 percent, and fixing the annual interest rate at 6.0 percent over the prime rate. The effect of these changes as of July 9, 2004 was to reduce by 2.75 percent the annual rate of interest accruing on Term Loan A, which had an outstanding principal balance of $20.1 million, and to reduce by 4.25 percent the annual rate of interest accruing on Term Loan B, which also had an outstanding principal balance of $20.1 million.

The amendments modified operating covenants to permit the Company, within specified limits, to prepay the Term Loans more frequently, make business acquisitions, pay dividends, and repurchase its common stock.

The amendments also eliminated, beginning with the fiscal quarter ended July 31, 2004, the financial covenant requiring the Company to maintain minimum levels of EBITDA (as defined) as of the end of each fiscal quarter. In addition, the amendments increased the proportion of maximum total funded debt (as defined) the Company may have as of the end of each fiscal quarter compared to EBITDA, by increasing the maximum total funded debt to EBITDA ratio from 2:1 to 2.5:1 for the fiscal quarters ended July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

The Term Loans amendment added a premium for the prepayment in full of the loans that result in the termination of the Term Loans agreement. This premium is subject to reduction over the life of the loans and was 1.375 percent of the principal balance based on the $18.5 million principal balance of the term loans outstanding on January 31, 2005.

NOTE 14. Shareholders' Equity

On September 22, 2004, the shareholders of the Company approved a charter amendment to reduce the par value of the common stock from $1.00 per share to $0.01 per share and to change the no par value preferred stock to par value of $0.01 per share.

On September 22, 2004, the shareholders of the Company approved a charter amendment to increase the number of authorized shares for common stock from 65.0 million to 100.0 million shares.

NOTE 15. Income Taxes

The Company's consolidated tax rate was a benefit of 80.3 percent and 68.0 percent in the three- and nine-month periods ended January 31, 2005, respectively. The Company's effective tax rates for the fiscal 2005 third quarter and first nine months were determined based on actual year-to-date results. For the fiscal 2004 third quarter and first nine months, the Company recorded tax benefits of $0.7 million and $2.8 million, respectively, for a change in the tax law in a foreign jurisdiction and the favorable resolution of a prior year foreign tax issue. Adjusting for these benefits, the consolidated tax rate would have been 21.0 percent and 14.8 percent, respectively, for the fiscal 2004 third quarter and first nine months. The Company's effective tax rate for the fiscal 2004 third quarter and first nine months were determined based on an estimated full-year tax rate. The changes in the year-over-year effective tax rates were primarily attributable to the favorable impact of permanent tax benefits, which are associated with foreign tax planning strategies and export sales, applied to lower year-to-date earnings.

On October 22, 2004, the American Job Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has evaluated the effects of the repatriation provision and, at this time, does not plan to repatriate its unremitted foreign earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of January 31, 2005, the related consolidated statements of operations for the three- and nine-month periods ended January 31, 2005 and 2004, and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
March 9, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements for the three- and nine-month periods ended January 31, 2005 (the "fiscal 2005 third quarter" and "fiscal 2005 first nine months," respectively) and for the three- and nine-month periods ended January 31, 2004 (the "fiscal 2004 third quarter" and "fiscal 2004 first nine months," respectively) and related notes to the Consolidated Financial Statements included elsewhere herein, as well as with our annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the SEC on July 14, 2004.

OVERVIEW

Our fiscal 2005 third quarter results reflected continued progress in the implementation of our turnaround plans. While the third quarter is traditionally the weakest quarter in terms of revenue performance, we recorded a modest operating profit. During the quarter, we completed the relocation of the Ophthalmic Lens Processing segment's manufacturing facility from Muskogee, Oklahoma and continued the restructuring of our Sign Making and Specialty Graphic segment's European based operations. We anticipate further structural changes in the fiscal 2005 fourth quarter, primarily in our European operations, and expect to incur related restructuring charges of approximately $1.4 million.

We generated $7.5 million of cash from operations in the fiscal 2005 third quarter and repaid $8.5 million of our debt. This was the sixth consecutive quarter of positive cash generation, with cumulative operating cash flow of $43.5 million. As a result of this performance, we reduced our debt obligations from $89.9 million at May 9, 2003, the date we refinanced those obligations, to $45.2 million at January 31, 2005. The reduced debt balances and lower interest rates resulted in lower interest expense of $1.4 million and $4.0 million in the fiscal 2005 third quarter and first nine months, respectively, from the prior year comparable periods.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. We described the critical accounting policies that require management's most difficult, subjective, or complex judgments in our annual report on Form 10-K for the fiscal year ended April 30, 2004, filed with the SEC on July 14, 2004.

RESULTS OF OPERATIONS
	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004
Revenue	$ 124,788	$ 120,890	$ 383,890	$ 380,132
Cost of sales	84,667	80,237	256,391	250,887
Gross profit	40,121	40,653	127,499	129,245
Operating expenses	39,319	38,564	121,984	117,423
Other expense, net	(1,164)	(1,355)	(2,600)	(3,508)
(Loss) earnings before interest expense and (benefit) for income taxes	$ (362)	$ 734	$ 2,915	$ 8,314
	=======	=======	=======	=======
Gross profit %	32.2%	33.6%	33.2%	34.0%
	=======	=======	=======	=======

Revenue. Consolidated revenue in the fiscal 2005 third quarter and first nine months was $124.8 million and $383.9 million, respectively, which represented increases of $3.9 million and $3.8 million over the fiscal 2004 comparable periods. Foreign currency translation had the effect of increasing revenue by approximately $5.3 million and $15.2 million in the fiscal 2005 third quarter and first nine months, respectively, over the fiscal 2004 comparable periods. Adjusting for the effect of foreign currency translation, revenue increased in our Apparel and Flexible Materials segment and decreased in our Ophthalmic Lens Processing segment from the fiscal 2004 comparable periods. Currency-adjusted revenue in our Sign Making and Specialty Graphics segment was substantially the same in the fiscal 2005 third quarter and lower in the fiscal 2005 first nine months compared to the fiscal 2004 comparable periods.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during the fiscal 2005 third quarter and first nine months and the fiscal 2004 comparable periods:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Equipment revenue	30%	32%	29%	31%
Aftermarket supplies and service revenue	70%	68%	71%	69%

On a geographic basis and adjusted for foreign currency translation, our business volume in the fiscal 2005 third quarter and first nine months was lower in the North American region and higher in the Rest of World region than in the fiscal 2004 third quarter and first nine months. Our business volume in the European region was higher in the fiscal 2005 third quarter and lower in the fiscal 2005 first nine months than in the fiscal 2004 comparable periods.

The North American decrease in business volume occurred primarily in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. The Sign Making and Specialty Graphics segment's sales were adversely affected by ink jet imaging product development delays, difficulties associated with O.E.M.-supplied ink jet imaging products, and lower sales of thermal imaging products attributable to ink jet competition and anticipated new products. Equipment sales to Kinkos in the fiscal 2004 third quarter and first nine months of $0.2 million and $3.3 million, respectively, that did not, and were not expected to, recur in the fiscal 2005 comparable periods also adversely affected the current period results. The Ophthalmic Lens Processing segment's lower sales were primarily attributable to delays in the launch of new products and, in the fiscal 2005 third quarter, to a sales force transition and a backlog increase caused by the relocation of a manufacturing facility.

The European business volume decline in the fiscal 2005 first nine months occurred primarily in the Sign Making and Specialty Graphics segment. In addition to the factors affecting this segment's North American equipment sales, business volume was adversely affected by management turnover in Italy, lower business levels in France following last year's warehouse consolidation, and the discontinuation of a non-strategic product line in fiscal 2004. The European volume increase in the fiscal 2005 third quarter reflected higher sales of aftermarket supplies and service revenue, which more than offset the lower equipment sales volume.

The higher business volume in the Rest of World region was largely attributable to the continued migration of apparel production to emerging markets in the Apparel and Flexible Materials segment. In particular, our business volume in China increased significantly, reflecting both our market development efforts and the strength of end user markets.

Operating Charges. Our financial results for the fiscal 2005 first nine months included pre-tax operating charges of $3.9 million that were recorded in the fiscal 2005 second quarter. Of this amount, $3.6 million related to costs incurred through improving the operations of our Spandex business, which is part of our Sign Making and Specialty Graphics segment, and the remaining charges of $0.3 million were incurred by our Ophthalmic Lens Processing segment. The charges included $1.5 million of inventory write-downs, $0.8 million of fixed asset impairments, $0.7 million of additional bad debt expense, and $0.9 million of other operating charges. The inventory charge primarily related to changes in market value estimates of used equipment inventory, which were largely caused by the shorter product life cycle of ink jet imaging products. The balance of the inventory charge related to changes in market value estimates for aftermarket inventory identified as in excess of Spandex's requirements. The bad debt expense was related to management turnover at Spandex's Italian business. Other operating charges of $0.9 million included adjustments relating to prior periods in the amount of $0.6 million. We have concluded that the adjustments related to prior periods were not material and do not change, either individually or in the aggregate, the earnings trends for those periods affected or a fair presentation of our results of operations and financial condition. Of the aggregate pre-tax charges, $0.2 million were recorded as a reduction of product sales, $1.9 million in cost of products sold, and $1.8 million in selling, general, and administrative ("S,G,&A") expenses.

Gross Profit Margins. Gross profit as a percentage of revenue in the fiscal 2005 third quarter and first nine months was 32.2 percent and 33.2 percent, respectively, compared with 33.6 percent and 34.0 percent, respectively, in the fiscal 2004 comparable periods. The profit decreases were primarily attributable to lower business volume and, with respect to the third quarter, a change in sales mix reflecting a lower proportion of equipment and software shipments. These factors had the effect of reducing gross profit in the fiscal 2005 third quarter and first nine months by approximately $1.3 million and $4.0 million, respectively, from the fiscal 2004 comparable periods. The fiscal 2005 second quarter operating charges totaling $2.1 million also significantly lowered gross profit in the fiscal 2005 first nine months. Gross profit in the fiscal 2005 third quarter and first nine months was also adversely affected by lower pricing of $1.1 million and $1.8 million, respectively, primarily in targeted growth markets to gain market share, higher inventory write-downs of $0.7 million and $1.5 million, respectively, primarily at Spandex, and transitional costs associated with the Ophthalmic Lens Processing segment's factory relocation of $0.7 million. The negative impact of these factors was offset in part by the favorable effects of foreign currency translation and cost reduction savings.

An improved classification of service costs to cost of services sold that were previously included in S,G,&A expenses decreased the gross profit margin in the fiscal 2005 first nine months by 0.5 percentage points. This adjustment did not affect the fiscal 2005 third quarter gross profit margin. This improved classification was made possible by the implementation of our information technology system, SAP, for the Ophthalmic Lens Processing segment on November 1, 2003.

Selling, General, and Administrative Expenses. S,G,&A expenses as a percentage of revenue were 26.0 percent and 26.2 percent, respectively, in the fiscal 2005 third quarter and first nine months compared with 25.3 percent in the fiscal 2004 comparable periods.

Adjusting for the effect of foreign currency translation and the service cost of sales classification improvement noted above, S,G,&A expenses increased $0.6 million and $2.2 million in the fiscal 2005 third quarter and first nine months, respectively, from the fiscal 2004 comparable periods.

The increase in the fiscal 2005 third quarter was primarily attributable to Sarbanes-Oxley compliance expenses of $0.6 million. For the fiscal 2005 first nine months, the increase of $2.2 million was primarily attributable to the operating charges of $1.8 million incurred during the fiscal 2005 second quarter, Sarbanes-Oxley compliance expenses of $1.1 million, and higher expenses of $0.9 million associated with multi-ply cutter installation and training. The effect of these factors was offset in part by a decrease of $1.3 million in pension expense attributable to pension plan amendments and a decrease of $0.5 million in legal expenses.

Research and Development. Research and development ("R&D") expenses as a percentage of revenue were 5.2 percent and 4.9 percent in the fiscal 2005 third quarter and first nine months compared with 5.0 percent and 4.9 percent in the fiscal 2004 comparable periods. Higher R&D expenses in the fiscal 2005 third quarter reflected higher new product development costs.

Restructuring Charges. During the fiscal 2005 first nine months, we incurred $2.6 million of restructuring charges in accordance with our turnaround plan. Of these charges, $1.5 million was incurred by the Ophthalmic Lens Processing segment and related to the relocation of a manufacturing facility. The remaining charges were primarily incurred by the Sign Making and Specialty Graphics segment and consisted of charges of approximately $0.5 million related to employee separations in our European operations and an adjustment of approximately $0.4 million to a prior year leased facility cease-use accrual.

We expect the Ophthalmic Lens Processing segment's manufacturing facility relocation to result in employee separation related cost savings of $0.6 million in fiscal 2005 and $1.9 million annually thereafter. Total annual cost savings related to this facility relocation are expected to be $3.0 million. We paid $0.3 million of the facility relocation charge in the fiscal 2005 first nine months, which was funded by cash generated from operations. Of the Sign Making and Specialty Graphics segment charge related to fiscal 2005, we expect to realize cost savings of $0.7 million. All future cash payments that relate to fiscal 2005 charges are expected to be made by the end of fiscal 2006 and will be funded by cash generated from operations. We anticipate additional restructuring charges for the remainder of fiscal 2005 of approximately $1.4 million in connection with restructuring of our European operations. We are considering other opportunities for facility consolidations within the Ophthalmic Lens Processing segment that may result in additional restructuring expense of up to $1.0 million in fiscal 2006. If the estimated amount or timing of our sublease estimates or employee separations varies from our estimates at January 31, 2005, the difference will be recorded within restructuring expense.

Fiscal 2004 Charges. During the fiscal 2004 first nine months, we recorded restructuring charges of $2.5 million. These charges consisted primarily of the net present value of expected future lease costs of $2.0 million when we ceased to use a facility within the Sign Making and Specialty Graphics segment because of a facility consolidation. We expect to realize cost savings from these charges of $0.5 million in fiscal 2005, $0.4 million in fiscal 2006 and 2007, and approximately $0.2 million annually thereafter over the life of the lease, primarily through decreased S,G,&A expenses. In addition, we anticipate cash flow savings of approximately $0.3 million in each of fiscal 2005, 2006, and 2007 and $0.6 million annually thereafter over the life of the lease.

The Ophthalmic Lens Processing segment incurred fiscal 2004 charges of $0.3 million primarily related to employee separations associated with the transition of segment operations to the shared services program. We expect to realize related cost savings of $1.2 million during fiscal 2005, primarily through decreased S,G,&A expenses. The employee separations were completed during fiscal 2004.

The Sign Making and Specialty Graphics segment incurred charges of $0.2 million, which consisted of expenses to exit a non-strategic product line. We expect to realize related cost savings of $0.5 million annually, primarily through decreased cost of sales and S,G,&A expenses. The employee separations were completed and the related severance was paid during fiscal 2004 from cash generated from operations.

Other Expense, Net. Other expense, net of $1.2 million and $2.6 million in the fiscal 2005 third quarter and first nine months, respectively, decreased $0.2 million and $0.9 million from the fiscal 2004 comparable periods. The decreases were primarily attributable to reduced foreign currency transaction losses incurred in the current periods. The United States dollar weakened significantly more in the fiscal 2004 third quarter and first nine months against the British Pound and Euro than in the fiscal 2005 comparable periods. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another.

Interest Expense. Interest expense decreased $1.4 million and $4.0 million in the fiscal 2005 third quarter and first nine months, respectively, from the fiscal 2004 comparable periods. The decreases were the result of lower average debt balances and lower term loan interest rates resulting from the credit facility amendments we completed on July 9, 2004. Average debt balances under our credit facilities were $44.5 million and $50.1 million in the fiscal 2005 third quarter and first nine months, respectively, compared with $71.6 million and $79.2 million in the fiscal 2004 comparable periods. The weighted average interest rates of our credit facility debt, inclusive of deferred debt issue costs amortized, were 13.6 percent for both the fiscal 2005 third quarter and first nine months compared with 16.6 percent and 15.7 percent for the fiscal 2004 comparable periods, respectively.

Income Tax Benefit. Our consolidated tax rate was a benefit of 80.3 percent and 68.0 percent in the fiscal 2005 third quarter and first nine months, respectively. Our effective tax rates for such periods were determined based on actual year-to-date results. For the fiscal 2004 third quarter and first nine months, we recorded tax benefits of $0.7 million and $2.8 million, respectively, as a result of a change in the tax law in a foreign jurisdiction and the favorable resolution of a prior year foreign tax issue. Adjusting for these benefits, the consolidated tax rates would have been 21.0 percent and 14.8 percent, respectively, for the fiscal 2004 third quarter and first nine months. Our effective tax rates for the fiscal 2004 third quarter and first nine months were determined based on an estimated full-year tax rate. The changes in the year-over-year effective tax rates were primarily attributable to the favorable impact of permanent tax benefits, which are associated with foreign tax planning strategies and export sales, applied to lower year-to-date earnings.

Net (loss) earnings. As a result of the foregoing operating results, the net loss in the fiscal 2005 third quarter and first nine months was $0.4 million ($0.02 loss per diluted share) and $0.8 million ($0.03 loss per diluted share), respectively, compared with a net loss of $1.1 million ($0.05 loss per diluted share) and net earnings of $2.0 million ($0.09 earnings per diluted share), respectively, in the fiscal 2004 comparable periods.

Segment Review

Sign Making and Specialty Graphics

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004
Revenue	$ 65,290	$ 61,291	$ 203,433	$ 205,604
Cost of sales	48,890	44,300	148,868	146,103
Gross profit	16,400	16,991	54,565	59,501
Operating expenses	16,498	18,558	52,603	50,559
Other expense, net	(334)	(739)	(913)	(1,670)
Segment (loss) profit	$ (432)	$ (2,306)	$ 1,049	$ 7,272
	=======	=======	=======	=======
Gross profit %	25.1%	27.7%	26.8%	28.9%
	=======	=======	=======	=======

Segment revenue for the fiscal 2005 third quarter and first nine months increased $4.0 million and decreased $2.2 million, respectively, from the fiscal 2004 comparable periods.  Adjusting for the effect of foreign currency translation, segment revenue for the fiscal 2005 third quarter and first nine months increased $0.1 million and decreased $13.5 million, respectively, from the fiscal 2004 comparable periods. Equipment sales were lower because of continued ink jet imaging product development delays, difficulties associated with O.E.M.-supplied ink jet imaging products, and lower sales of thermal imaging products attributable to ink jet competition and anticipated new products. Equipment sales to Kinkos in the fiscal 2004 third quarter and first nine months of $0.2 million and $3.3 million, respectively, that did not, and were not expected to, recur in the fiscal 2005 comparable periods also adversely affected revenue. Higher aftermarket supplies and service revenue in Europe offset the lower equipment volume in the fiscal 2005 third quarter but, for the fiscal 2005 first nine months, aftermarket supplies and service revenue were lower because of management turnover in Italy, lower business levels in France following warehouse consolidation, and the discontinuation of a non-strategic product line in fiscal 2004.

The transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems), calendared vinyl materials, and digital media systems significantly changed this market. This segment's future performance depends on our success in addressing the effects of competitive products and technological developments. Our strategy includes expanding our product portfolio with internally engineered products and continuing to make use of advanced technological solutions developed by our partners. We have experienced delays in the market launch of our own ink jet products, as well as our O.E.M.-supplied ink jet products.

Segment loss for the fiscal 2005 third quarter was $1.9 million lower than for the fiscal 2004 third quarter. This improvement was primarily attributable to a restructuring charge of $2.0 million recorded in fiscal 2004 related to a vacated leased facility. The effects of favorable foreign currency of approximately $0.9 million and savings from cost reductions largely offset the effect of the lower equipment volume.

Segment profit for the fiscal 2005 first nine months was $6.2 million lower than for the fiscal 2004 first nine months. The decrease was primarily attributable to the effects of lower business volume of approximately $7.4 million, Spandex operating charges of $3.6 million incurred in the fiscal 2005 second quarter, and higher inventory write-downs of $1.0 million. The favorable effects of foreign currency of approximately $1.9 million, lower restructuring charges of $1.2 million, lower pension expense of $1.0 million, and savings from cost reductions partially offset the segment profit decline.

Apparel and Flexible Materials

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004
Revenue	$ 42,629	$ 40,829	$ 126,326	$ 116,814
Cost of sales	23,211	22,003	67,688	63,756
Gross profit	19,418	18,826	58,638	53,058
Operating expenses	14,269	12,679	42,261	39,444
Other expense, net	(594)	(315)	(1,085)	(631)
Segment profit	$ 4,555	$ 5,832	$ 15,292	$ 12,983
	=======	=======	=======	=======
Gross profit %	45.6%	46.1%	46.4%	45.4%
	=======	=======	=======	=======

Segment revenue for the fiscal 2005 third quarter and first nine months increased $1.8 million and $9.5 million, respectively, over the fiscal 2004 comparable periods. Foreign currency translation had the effect of increasing segment revenue by approximately $1.1 million and $2.9 million in the fiscal 2005 third quarter and first nine months, respectively, over the fiscal 2004 comparable periods. Revenue growth generally occurred across all product lines, although fiscal 2005 third quarter sales of higher margin software products decreased, and was particularly strong in targeted growth markets, including China. Growth continued in Asia and was stimulated by strength in end-user markets attributable to apparel production migration from mature markets.

Our primary objective for this segment remains to increase market share in growth markets, particularly China. To achieve this objective, we have significantly increased our investment in China by adding product design, engineering, and manufacturing personnel and expanding the range of products that are engineered specifically for the Chinese market. The lifting of the quotas mandated by the World Trade Organization, which occurred on December 31, 2004, is expected to have a significant favorable impact on the success of our China initiative, since it is anticipated to benefit China at the expense of other apparel producing countries.

Segment profit for the fiscal 2005 third quarter was $1.3 million lower than for the fiscal 2004 third quarter. The decrease was attributable to lower pricing of approximately $1.0 million in targeted growth markets implemented to gain market share and to higher new product and market development costs related to those markets. The favorable impact of foreign currency of approximately $1.1 million partially offset the effect of the lower pricing.

Segment profit for the fiscal 2005 first nine months was $2.3 million higher than for the fiscal 2004 first nine months. This increase was primarily attributable to higher business volume of approximately $4.5 million and the effect of favorable foreign currency of approximately $2.6 million. These factors were offset in part by price reductions of approximately $1.9 million in targeted growth markets implemented to gain market share, higher new product and market development costs related to those markets, and higher installation and training expenses reflecting higher multi-ply cutting equipment shipments of approximately $0.9 million.

Ophthalmic Lens Processing

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004
Revenue	$ 16,869	$ 18,770	$ 54,131	$ 57,714
Cost of sales	12,566	13,934	39,835	41,028
Gross profit	4,303	4,836	14,296	16,686
Operating expenses	4,860	4,340	15,933	15,698
Other expense, net	(133)	(132)	(455)	(273)
Segment (loss) profit	$ (690)	$ 364	$ (2,092)	$ 715
	=======	=======	=======	=======
Gross profit %	25.5%	25.8%	26.4%	28.9%
	=======	=======	=======	=======

Segment revenue for the fiscal 2005 third quarter and first nine months decreased $1.9 million and $3.6 million, respectively, from the fiscal 2004 comparable periods. Foreign currency translation had the effect of increasing segment revenue by approximately $0.3 million and $1.0 million, respectively, in the fiscal 2005 third quarter and first nine months over the fiscal 2004 comparable periods. The revenue decreases were attributable to new product launch delays, the transition to an in-house sales force for a market segment, and an order backlog increase caused by a manufacturing facility relocation.

We announced in the fiscal 2005 first quarter our plan to relocate the manufacturing operations of this segment located in Oklahoma. This move, which was completed in the fiscal 2005 third quarter, is expected to generate $0.6 million in savings in fiscal 2005 and approximately $3.0 million of annual savings thereafter. In the fiscal 2005 first nine months, we recorded $1.5 million of restructuring charges for employee separations related to this action.

Segment (loss) profit for the fiscal 2005 third quarter was $1.1 million lower than for the fiscal 2004 third quarter. The decrease resulted from higher costs of approximately $0.7 million associated with relocating our manufacturing operations and the lower business volume of $0.4 million.

Segment (loss) profit for the fiscal 2005 first nine months was $2.8 million lower than for the fiscal 2004 first nine months. The decline was primarily attributable to higher restructuring charges of $1.2 million, lower business volume of approximately $1.2 million, and higher costs associated with relocating our manufacturing operations of approximately $0.7 million.

An improved classification of service costs to cost of services sold that were previously included in S,G,&A expenses decreased this segment's gross profit margin in the fiscal 2005 first nine months by 3.3 percentage points, but had no impact on segment loss. This adjustment did not affect the fiscal 2005 third quarter segment results. This improved classification was made possible by our implementation of SAP in this segment on November 1, 2003.

Corporate and Other Expenses

	Three Months Ended January 31,		Nine Months Ended January 31,
In thousands	2005	2004	2005	2004
Operating expenses	$ 3,692	$ 2,987	$ 11,187	$ 11,722
Other expense, net	(103)	(169)	(147)	(934)
Corporate expenses, net	$ 3,795	$ 3,156	$ 11,334	$ 12,656
	======	======	======	======

Corporate expenses, net, for the fiscal 2005 third quarter were $0.6 million higher than for the fiscal 2004 third quarter. This increase was attributable to Sarbanes-Oxley compliance expenses.

Corporate expenses, net, for the fiscal 2005 first nine months were $1.3 million lower than the fiscal 2004 first nine months. This decrease was primarily attributable to lower pension expense of $0.6 million, lower legal expenses of $0.5 million, lower foreign currency transaction losses of $0.4 million, and the fiscal 2004 write-off of $0.3 million of deferred debt issuance costs related to the previous credit facility. Partially offsetting these items were Sarbanes-Oxley compliance expenses of $1.1 million. We anticipate that we will incur Sarbanes-Oxley compliance expenses of approximately $1.0 million in the fiscal 2005 fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements, both in the short and long terms, will be to fund operating and capital expenditures, product development, completion of our restructuring plans, expansion in China, pension plan funding, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. Our sources of liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products; a deterioration in certain of our financial ratios; additional charges that may be required because of the ongoing restructuring of our business, weak market conditions, market changes, and delayed product introductions; and our ability to complete our ongoing efforts to improve operational efficiencies.

We believe that cash on hand, cash flow we expect from operations, and borrowings we anticipate to be available under our revolving credit facility will enable us to meet our primary ongoing cash requirements for at least the next 12 months. Thereafter, significant operating, capital, and product development expenditures may be required to meet expected growth in the demand for products. We currently expect that we will fund our future expenditures primarily from operations and revolving credit facility borrowings. We may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, we will be able to obtain such debt or equity financing.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	January 31, 2005	April 30, 2004
Cash and cash equivalents	$ 4,169	$ 6,371
Total debt	45,199	59,021
Net debt (total debt less cash and cash equivalents)	41,030	52,650
Shareholders' equity	125,507	117,602
Total capital (net debt plus shareholders' equity)	166,537	170,252
Net debt-to-total capital ratio	24.6%	30.9%

Cash Flows. Cash generated from operating activities was $15.5 million in the fiscal 2005 first nine months compared with $8.6 million in the fiscal 2004 first nine months. The increase was primarily attributable to incentive compensation payments (based on fiscal 2003 results) in fiscal 2004 that did not recur in fiscal 2005 and the collection of accounts receivable balances resulting from strong fiscal 2004 fourth quarter shipments. The positive impact of these factors was offset in part by higher inventory balances, which were primarily attributable to new product requirements, the Ophthalmic Lens Processing segment's manufacturing facility relocation, an increase in new order backlog, and the delay in shipment of an O.E.M.-supplied ink jet printer.

We used fiscal 2005 cash provided by operating activities to reduce our debt and short-term lines of credit by $13.9 million and to fund capital expenditures and intangible asset additions of $4.7 million.

Cash balances decreased $13.5 million in the fiscal 2004 first nine months from the level at April 30, 2003. We used this cash, as well as cash provided by operating activities and proceeds from the sale of a promissory note of $1.0 million, to reduce debt by $16.0 million, pay debt issue costs of $5.6 million, and fund capital expenditures and intangible asset additions of $3.9 million.

Financial Condition. Net accounts receivable decreased to $83.1 million at January 31, 2005 from $90.5 million at April 30, 2004. The decrease was primarily attributable to the collection of accounts receivable resulting from strong fiscal 2004 fourth quarter shipments and to higher allowance for doubtful accounts requirements. The impact of these factors was offset in part by the effect of foreign currency translation resulting from the weaker United States dollar at January 31, 2005 versus April 30, 2004, which increased the January 31, 2005 balance by approximately $4.5 million. Days sales outstanding in ending accounts receivable were 60 at January 31, 2005 and at April 30, 2004.

Net inventories increased to $55.0 million at January 31, 2005 from $49.7 million at April 30, 2004. The higher inventory balances were attributable to the factors noted in the cash flow discussion above and the effect of foreign currency translation, which increased the January 31, 2005 balance by approximately $2.9 million. Higher inventory write-downs, particularly at Spandex, partially offset the effect of the foregoing factors. Annual inventory turnover decreased to 6.3 times at January 31, 2005 from 7.1 times at April 30, 2004.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, increased to $90.1 million at January 31, 2005 from $89.5 million at April 30, 2004. The increase was primarily attributable to the effect of foreign currency translation, which increased the January 31, 2005 balances by approximately $3.5 million. Fiscal 2005 restructuring accruals of $2.1 million (net of fiscal 2005 cash payments) also contributed to the higher January 31, 2005 balances. Lower accounts payable balances resulting from the timing of vendor payments and lower accrued interest of $1.2 million reflecting lower debt balances and interest rates partially offset the effect of the foregoing factors.

Capital expenditures and pension contributions are expected to be approximately $1.0 million and $0.9 million, respectively, in the fiscal 2005 fourth quarter. We expect to fund these expenditures from operating cash flow and borrowings under our revolving credit facility.

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

At January 31, 2005, we had $45.2 million of total debt outstanding, which was comprised of outstanding Revolver borrowings of $20.7 million, Term Loan borrowings of $18.5 million, and industrial revenue bonds outstanding of $6.0 million. The Revolver and Term Loan borrowings mature on May 9, 2007, with no principal repayments required prior to that date. Voluntary prepayments of principal under the Term Loans that do not result in the termination of the Term Loans agreement are permitted without penalty or premium as long as we maintain minimum liquidity levels as defined in the Revolver agreements. At January 31, 2005, we had excess availability of $15.0 million under our Revolver.

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
  Eliminated, beginning with the fiscal quarter ended July 31, 2004, the financial covenant requiring us to maintain minimum EBITDA (as defined in the Credit Facilities) levels as of the end of each fiscal quarter; and
  Increased the proportion of maximum total funded debt to EBITDA (leverage ratio) we may have as of the end of each fiscal quarter by increasing the leverage ratio from 2:1 to 2.5:1 for the fiscal quarters ended July 31, 2004, October 31, 2004, and January 31, 2005; from 1.5:1 to 2:1 for the fiscal quarter ending April 30, 2005 and for the first three quarters of fiscal 2006; and from 1.5:1 to 1.75:1 for the fiscal quarter ending April 30, 2006 and for each fiscal quarter thereafter.

The amended Credit Facilities require us to satisfy certain financial covenants, including fixed charge coverage ratios, total liabilities to tangible capital base ratios, and total funded debt to EBITDA leverage ratios and impose limitations on our capital expenditures.  Our compliance with these ratios is measured at the end of each of our fiscal quarters.

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of January 31, 2005:

Covenant	Requirement	Actual
Minimum Fixed Charge Coverage Ratio	1.50 to 1.0	1.94 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	4.20 to 1.0	3.00 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.50 to 1.0	2.22 to 1.0

We were in compliance with the financial covenants under our Credit Facilities at January 31, 2005. Our ability to continue to comply with these covenants will depend primarily on our success in generating substantial operating earnings and cash flow and realizing the cost savings anticipated to result from our restructuring initiatives. Our future compliance with the covenants may be adversely affected by various economic, financial, and industry factors and is subject to the risks of our business. Noncompliance with the covenants would constitute an event of default under the Credit Facilities, allowing the lenders to accelerate the repayment of any outstanding borrowings. In the event of any prospective failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders. To obtain such amendments or waivers, we might be required to make financial concessions to the lenders.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005 and we are adopting the standard on May 1, 2005 using the modified prospective method. We are currently evaluating the impact of SFAS No. 123R on our consolidated financial position and results of operations. See Note 2 in the Notes to Consolidated Financial Statements included in this quarterly report on Form 10-Q for information related to the pro forma effects on our reported net (loss) earnings and net (loss) earnings per share of applying the fair value-recognition provisions of the previous SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements." These forward-looking statements are intended to provide our current expectations or plans for our future operating and financial performance, based on assumptions we currently believe to be reasonable. Forward-looking statements within (or incorporated by reference in) this quarterly report on Form 10-Q can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report on Form 10-Q relate to, among other things:

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

For additional information identifying factors that may cause our actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Our Form 10-K for fiscal 2004, filed with the SEC on July 14, 2004, includes important information concerning risk factors affecting the Company in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exposures. Foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company uses forward exchange contracts. These contracts are viewed as risk management tools and are not used for trading or speculative purposes. As of January 31, 2005, the Company was party to forward exchange contracts providing for the delivery of various currencies in exchange for approximately $4.9 million over the succeeding three months. The counterparties to the forward exchange contracts are major international commercial banks. We continually monitor our open forward exchange contract position and do not anticipate non-performance by the counterparties. In management's opinion, these financial instruments do not represent a material off-balance sheet risk in relation to the consolidated financial statements. As of January 31, 2005, the fair value of contracts outstanding was a $0.3 million net liability. A five percent change in forward Euro and British Pound exchange rates compared to the United States dollar as of January 31, 2005 would have changed the fair value of these contracts by $0.3 million. See Note 6 in the Notes to Consolidated Financial Statements included in this quarterly report on Form 10-Q for more information about the Company's forward exchange contracts.

Interest Rate Exposures. The Company is subject to market risk from exposure to changes in interest rates because it finances its operations through variable interest rate debt. At January 31, 2005, obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Bank of America's base rate. The applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities. At January 31, 2005, obligations under the Term Loans bear interest at a floating rate of 6.0 percent over the prime rate. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.00 percent or higher than 7.25 percent. A change of one percentage point in the interest rate applicable to the Company's $45.2 million of variable-rate debt at January 31, 2005 would result in a fluctuation of approximately $0.4 million in its annual interest expense.

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

The Company's management, with the participation of its CEO, who is the Company's principal executive officer, and its CFO, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2005. Based upon that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of January 31, 2005.

During the third fiscal quarter of 2005, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                PROCEEDS

(c) The following table provides information about the Company's purchases of its common stock during the quarter ended January 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
Nov. 1, 2004 - Nov. 30, 2004	---	---	---	---
Dec. 1, 2004 - Dec. 31, 2004 (1)	1,048	$6.66	Not applicable	Not applicable
Jan. 1, 2005 - Jan. 31, 2005	---	---	---	---
	1,048	$6.66	Not applicable	Not applicable
	===========	===========	=============	=============

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS

Gerber Scientific, Inc. herewith files the following exhibits:

10.1	Separation Agreement between Doris Skoch and Gerber Scientific, Inc.
15	Letter regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.
99	Supplemental segment information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: March 10, 2005	By:	/s/ Jay Zager
Jay Zager
(Duly Authorized Officer and Principal Financial Officer)