Form 10-K
period 2005-04-30
GERBER SCIENTIFIC INC
filed 2005-07-14
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-K __________________ (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2005

OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-5865 ___________________________ Gerber Scientific, Inc. (Exact name of registrant as specified in its charter) _____________________________

Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Gerber Road West, South Windsor, Connecticut (Address of principal executive offices)	06074 (Zip Code)

Registrant's telephone number, including area code:	(860) 644-1551

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Yes /X/. No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/. No / /.

The aggregate market value of Gerber Scientific, Inc. common stock held by non-affiliates at October 31, 2004, based on the reported last sale price of such stock on the New York Stock Exchange on such date, was approximately $171,000,000.

At May 31, 2005, 22,308,590 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 proxy statement for the 2005 annual meeting of stockholders of the registrant, which is expected to be filed within 120 days following the end of fiscal year covered by this report, are incorporated by reference into Part III hereof.

		GERBER SCIENTIFIC, INC. Index to Annual Report on Form 10-K Year Ended April 30, 2005
PART I			PAGE

Item	1.	Business	6
Item	2.	Properties	41
Item	3.	Legal Proceedings	41
Item	4.	Submission of Matters to a Vote of Security Holders	42

PART II

Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	43
Item	6.	Selected Financial Data	43
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	70
Item	8.	Financial Statements and Supplementary Data	71
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109
Item	9A.	Controls and Procedures	109
Item	9B.	Other Information	114

PART III

Item	10.	Directors and Executive Officers of the Registrant	116
Item	11.	Executive Compensation	116
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116
Item	13.	Certain Relationships and Related Transactions	116
Item	14.	Principal Accounting Fees and Services	116

PART IV

Item	15.	Exhibits, Financial Statement Schedules	117

Signatures			123

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements." These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable. Forward-looking statements within (or incorporated by reference in) this annual report on Form 10-K can be identified by the use of words such as "believe," "expects" or "expected to," "intends," "foresee," "may" or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this annual report on Form 10-K relate to, among other things:

  prospective product developments (and the timing of introduction), product development focus, and new business opportunities;
  developments with respect to product development and product introductions by competitors;
  demand for the Company's products and services;
  methods of and costs associated with potential geographic expansion;
  restructuring initiatives and associated charges;
  efforts to enhance operating performance;
  regulatory and market developments and the impact of such developments on future operating results;
  expected financial condition, levels of growth, or the future size (typically stated in revenue) of market segments or geographic markets or future market conditions;
  growth opportunities for certain of the Company's products or in certain geographic markets;
  the availability of raw materials;
  future earnings and other measurements of financial performance;
  cost saving initiatives, including efforts to reduce working capital and employee levels;
  pension plan assumptions and future contributions required;
  future cash flows and uses of cash, and debt refinancing or reduction strategies; and
  the outcome of contingencies.

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

GERBER SCIENTIFIC, INC.

Some of the information contained in this annual report on Form 10-K concerning the markets and industries in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and information provided by these industry sources is reliable, we have not independently verified the accuracy of any of this information.

PART I

ITEM 1.  BUSINESS.

Overview

We are a leading provider of innovative, end-to-end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries. The Company conducts its business through three principal operating segments. Each operating segment and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex Ltd.
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

The following provides an overview of the Company's operating segments and their principal products and services, principal methods of distribution, and other information relevant to an understanding of our business.

Segment Information

As permitted by applicable Securities and Exchange Commission regulations, information regarding the Company's measurement of segment profit or loss and segment assets, factors used to identify reportable segments, and the financial information required by Item 1 of Form 10-K relating to the reportable segments and geographic areas are included in Part II of this annual report on Form 10-K. See Item 8 of this annual report on Form 10-K and, specifically, Note 15 ("Segment Reporting") of the "Notes to Consolidated Financial Statements."

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products ("GSP") and Spandex Ltd. ("Spandex") constitute the Company's Sign Making and Specialty Graphics business segment.

Gerber Scientific Products

Overview

GSP is a leading provider of integrated computerized design and manufacturing solutions for the sign making and specialty graphics industries. GSP's solutions consist of the following:

  digital imaging systems, which include thermal and ink jet systems;
  software to design signs and graphics and to run imaging and cutting equipment;
  state-of-the-art aftermarket materials designed to maximize equipment performance and output;
  cutting systems (referred to in the industry as plotters or routers); and
  customer training, service, and other support.

GSP's products are characterized by easy-to-use, reliable and durable customized sign production in both process colors and the large palette of pure vibrant spot colors.

GSP's primary target market for its products and services is small- to medium-size sign printing shops, with yearly revenue ranging up to $1,000,000. GSP's target end-use customers also include graphic arts professionals, printing chains/franchises (such as Kinko's, FASTSIGNS and Signs Now), major corporations, and government agencies. GSP distributes its products through independent distributors and through Spandex. GSP offers the end-users of its products a combination of hardware and software engineering, materials, spare parts, an extensive distribution network, and superior customer service.

There was not a significant increase in demand for sign making and specialty graphics output during fiscal 2005, nor do market predictions indicate a significant increase in fiscal 2006. Most market growth potential is concentrated on the demand for low cost ink jet imaging products.

Significant technological advances associated with ink jet imaging systems have caused improvement in speed of output, color quality of images produced, and reliability of equipment. With decreased prices of lower-end ink jet systems, advances made in inks and substrate materials, and rapid technological advancement, ink jet imaging systems are in high demand. Technological advancements include lower output costs, flexibility, improved durability and print quality, and lower capital cost. Ink jet system demand correspondingly spurs demand for aftermarket materials such as inks and calendered vinyls.

In the 1980s, GSP's thermal imaging and cutting systems transformed the sign making industry, which until then had been dominated by manual sign making systems. Notwithstanding the demand of ink jet imaging systems, GSP believes that its end-use customers will continue to require thermal systems. GSP is targeting small- to medium-size sign shops that are still not using any imaging system, as well as retail printing chains and franchises. Retail printing chains and franchises, which have accounted for an increasing percentage of GSP's revenue in recent periods, seek outdoor durability and easy-to-use systems that do not involve the use of solvent inks. Thermal imaging products produce durable outdoor spot and process colors, which are well-defined, on self-adhesive vinyl. This feature makes thermal images ideal for applications such as pictures on the sides of vehicles and four-color pictures. In addition, the current ink jet systems still require more distributor expertise than thermal systems because of the greater complexity of calibrating inks and substrate materials. The use of solvent inks makes ink jet systems susceptible to ambient conditions and odors, as well as jet nozzle blockages, if used only intermittently. These factors ensure a continuing role for thermal imaging within the sign making and specialty graphics market.

GSP derived 25.4 percent in fiscal 2005, 32.0 percent in fiscal 2004, and 36.0 percent in fiscal 2003 of revenue from sales of products related to thermal imaging systems and consumables. It obtained the remainder of its revenue from sales of consumable materials not specifically related to thermal imaging systems, plotters, routers, service revenue, ink jet systems and consumables.

Products

GSP offers a platform of fully integrated products through its Matched Technology System™. This system assures users that the product has been optimized for use with GSP's software, plotters, and materials and has undergone accuracy, reliability, bonding, and durability performance tests.

Digital Imaging Equipment

      Thermal Imaging Systems

In February 2005, GSP began sales of its next generation thermal transfer printer, the GERBER EDGE FX™. The EDGE FX is a printing solution that is easy to use, efficient, and produces durable, instantly dry prints with no waste, odor, harmful emissions, or need for ventilation. The EDGE FX produces excellent image quality on over 30 substrates, including cast, calendered, magnetic, reflective, metallic, label stocks and more. GSP's large installed base of thermal imaging systems facilitates its sales of other equipment (plotters and routers), software, and aftermarket supplies to its end-use customer base.

      Ink Jet Imaging Systems

GSP unveiled the GERBER SOLARA™ UV wide format ink jet printer during fiscal 2005 at trade shows and began shipments in the fiscal 2005 fourth quarter. The SOLARA UV is a roll-to-roll, large format, ultraviolet (UV) ink jet printer that accommodates a variety of affordable, uncoated materials up to 60 inches wide. The SOLARA UV is especially suitable for shops specializing in durable outdoor/indoor signs, point-of-purchase displays, banners, and backlit signage, producing prints that are instantly dry and ready to cut and apply. This printer is the first such system developed internally by GSP.

Plotters and Routers

GSP sells a variety of plotters and routers. Plotters are used to cut a sign or graphic form from the vinyl substrate and routers are used to make 3-D cuts from materials such as wood or plastic. GSP's plotter products include the ODYSSEY™ XP, which is a high-speed plotter with automatic material loading and edge detection features, and the Gerber P2C™ range of 24, 48, and 62-inch plotters available with the Optical Positioning System, which is designed for ink jet sign making professionals.

Aftermarket Supplies

GSP offers a wide range of aftermarket materials such as color foil cartridges, adhesive-backed vinyls, banner materials, and ink jet systems' inks.

GSP has a leading position in its primary markets in North America in thermal imaging foil cartridges.  Its foils are designed to produce durable, high-quality process color images on its thermal imaging products, as well as to provide a wide range of colors that match popular vinyls, inks, and paint. GSP's thermal imaging foils include the Process Pro™ foils, which provide a wide variety of pure vibrant spot and process colors known for high durability and reliable performance. All of its foil offerings include the GerberGauge™ foil marking system, which is a proprietary measurement system for thermal transfer color foils designed to indicate the current levels of remaining foil inside the color cartridge.

GSP has a modest total market share in vinyls, which consist almost entirely of the higher quality cast vinyl products obtained from 3M Company. Ink jet dominance affects the vinyl market through continued share growth of calendered vinyl at the expense of cast vinyl.

GSP offers a range of digital materials to support ink jet media and inks. It markets these high-quality ink jet materials under the ImagePerfect™ brand name.

Software

GSP's software products are used to design signs and specialty graphics and manage every phase of the process from design to printing and cutting. These products are designed to promote sales of GSP's imaging and plotter products, enhance imaging products' functionality and output, improve production efficiency, interface with other vendor imaging products, and provide digital color matching when used with GSP's thermal and ink jet imaging products. The OMEGA™ 2.0 is GSP's most powerful design and production software.

Strategy

GSP seeks to become a leader in digital solutions for its North American markets by offering a comprehensive suite of products and services through superior market knowledge, systems integration, and product development based on internally and externally designed or manufactured products that embody advanced technology. In addition, GSP plans to continue to build on its leadership position in thermal technology.  The principal components of GSP's business strategy include the following:

     Offer a Comprehensive Suite of Products and Services

Approximately 75 percent of every dollar spent within the digital imaging market is for ink jet related purchases. To increase sales in this market, GSP seeks to enhance current offerings from original equipment manufacturers ("OEM") and to continue new product development efforts by developing ink jet products. GSP seeks to become a leading integrator of ink jet systems by leveraging its existing support capabilities for ink jet systems and building brand recognition for innovation, quality and service.

GSP anticipates that it will launch new products in fiscal 2006 to complement most existing product lines. GSP will benefit from responsive and cost-effective installation, repair, and maintenance services provided by Gerber Service to support its product delivery to users.

     Leverage Thermal Imaging Leadership

GSP plans to expand its thermal imaging leadership by using its EDGE FX product to increase the number of users of thermal printers. The EDGE FX has greater capabilities, a lower cost of output for the user, and reduced manufacturing cost that allows the Company to lower its sales price and increase market penetration. The Company also plans to increase educational and training programs to show GSP's end-users how to use its thermal printers more effectively and efficiently, and to introduce new foil and vinyl products to print on with thermal printers. The Company also anticipates that it may use its thermal imaging installed base to create opportunities to sell ink jet imaging products. GSP continues to market its thermal imaging products to the sign making and specialty graphics shops that are currently not using any digital imaging equipment.

Distribution

As of April 30, 2005, GSP distributed its products, supplies, and services through 54 independent United States distributors, 20 independent international distributors, and Spandex. Through its external distribution network, GSP serves approximately 10,000 customers. Spandex serves approximately 31,000 customers. GSP's United States distributors operate from 171 locations in 43 states and represent approximately 35 percent of all United States distribution outlets for small- and medium-size sign shops. GSP's principal 15 United States distributors generated approximately 66 percent of GSP's total United States revenues for fiscal year 2005.  None of the United States distributors individually accounted for more than ten percent of the Company's consolidated revenue. GSP has long-standing relationships, ranging from 10 to 20 years, with the majority of these distributors. However, because of the transition to ink jet imaging systems and lower-cost calendered vinyls, GSP's products have represented a declining percentage of key distributors' sales in recent years.

To date, GSP has not encountered any material disruption in its sales operations as the result of the termination of key distributors. The time needed to replace any distributor is estimated not to exceed six to eight weeks. The agreements with GSP's United States distributors, which are subject to renewal on an annual basis, were all renewed in fiscal 2005 by GSP.  GSP believes that these relationships demonstrate a strong commitment by its distributors to GSP's existing and future product lines.

Raw Materials

GSP obtains critical materials from three primary suppliers and OEM arrangements. Cast vinyl is primarily purchased from 3M Company, with whom GSP has a long-standing relationship. Thermal transfer foils are supplied by Kurz, a leading German provider of hot and cold roll foils for a wide range of industries. The thermal transfer print heads used in GSP's imaging systems are supplied by Kyocera, a Japanese company and worldwide leader in the manufacture of thermal heads for fax and bar code applications. GSP has a price list agreement with the cast vinyl supplier. GSP does not currently have a written supply agreement with the thermal print head supplier or the thermal transfer foils supplier. No other supplier is significant.

Of its total revenue, GSP derived 36.8 percent in fiscal 2005, 38.0 percent in fiscal 2004, and 31.0 percent in fiscal 2003 from sales of products incorporating cast vinyl; 18.0 percent in fiscal 2005, 18.0 percent in fiscal 2004, and 21.0 percent in fiscal 2003 from sales of products incorporating thermal transfer foils; and 7.4 percent in fiscal 2005, 14.0 percent in fiscal 2004, and 15.0 percent in fiscal 2003 from sales of products incorporating thermal transfer print heads. GSP obtains these new materials under supply contracts, other than thermal transfer print heads, which it procures under purchase orders.

The Company has not experienced any material delays in obtaining raw materials from any of the foregoing suppliers. If it terminated its existing supply relationship with these suppliers, the Company estimates that it could obtain adequate supplies of the applicable raw materials from new suppliers within approximately one to six months following the termination date, although certain brand name marketing advantages would be difficult to replace.

Competition

There is no competitor in GSP's industry offering the comprehensive range of products and services offered by GSP. Nonetheless, GSP faces strong competition in almost all sub-segments of its business, particularly with respect to the sale of ink jet products and aftermarket materials. Entry barriers associated with ink jet products are low. GSP principally competes on the basis of product quality, service, price, and customer awareness of product alternatives.

Backlog

The backlog of orders considered firm within the Sign Making and Specialty Graphics business segment (which includes GSP and Spandex) was $1.2 million at April 30, 2005 and $0.5 million at April 30, 2004. Substantially all backlog at April 30, 2005 is scheduled for delivery in fiscal year 2006.

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

Seasonality

GSP's sales of equipment and aftermarket materials are affected by seasonality in the sign industry, in which demand for these products customarily declines in cold weather months.

Spandex Ltd.

Overview

Spandex, which is headquartered in Brussels, Belgium, is the largest international supplier of technologies and aftermarket materials and value-added services to the sign and display industries based on the outdoor durable segment of the market. At April 30, 2005, Spandex served 16 countries within Europe, as well as Canada, Australia and New Zealand. Spandex serves approximately 31,000 customers.

The European market, where Spandex derives the majority of its revenue, emphasizes digital products, which encompasses both wide format ink jet equipment and digital aftermarket materials, and is characterized by its short-run and quick demand requirements. This market has seen a proliferation of equipment suppliers and distributors, thus increasing competition among equipment suppliers. Spandex believes that it can compete effectively in this changing market as a differentiated vertical provider through continuing to provide differentiated products and services and leveraging its scale of operations.

Strategy

During fiscal 2005, Spandex implemented a regional European finance structure and a centralized repair facility in Denmark. Additionally, the Company completed most of its SAP implementations throughout Spandex in fiscal 2005. The principal components of Spandex's business strategy from fiscal 2005 into fiscal 2006 include the following:

     Leverage Market Position to Become the Leading Digital Supplier

Spandex competes based on its market and technical knowledge to offer a full array of products, services, and support to supply sign and design industries worldwide. Most customers are small sign shops that find appealing the "one-stop shopping" offered by Spandex to satisfy all of their product requirements. Software is configured to be compatible with the equipment sold and most materials are calibrated for use with equipment sold. Service is available for items purchased and shipment typically occurs by the next day, which is an important industry requirement.

Spandex seeks to meet customer needs by emphasizing digital imaging solutions and other products that feature advanced technology. Spandex plans to build and implement enhanced profiling capabilities of its materials and hardware.

     Introduce New Products

Spandex's results depend principally on its ability to provide competitive ink jet product offerings, produced both by GSP and strategic OEM partners. Customer service technicians and sales personnel receive special training in ink jet technology to facilitate effective marketing and product support, including proper matching of equipment, software, and aftermarket materials.

Spandex seeks strategic OEM agreements with influential equipment manufacturers to provide advanced technology to its customers and increase its product offerings and its penetration of new and existing market segments. Product failures or substandard performance from OEM-sourced products, however, represent a significant risk to this business.

    Leverage Spandex Scale and Integration

Spandex uses a matrix organizational model to continue to lower its internal costs. Spandex believes that, by becoming a lower-cost supplier, it will enhance its ability to compete effectively in an increasingly competitive environment.

     Expand Share of Traditional Sign Market

To expand its share of the traditional sign market, Spandex plans to strengthen brand management and tactical marketing. Spandex will also emphasize product development through formal product management and new product development processes. The integration of Spandex's field service operations within Gerber Service will significantly enhance the support services component of this customer-orientated distribution business.

     Expand Share of Aftermarket Materials Market

Spandex is pursuing a strategy to expand its share of the market for digital materials and other aftermarket consumables. Spandex's Ultramark division, which manufactures calendered vinyl materials, has augmented Spandex's digital material offerings.

     Expand Geographically

Spandex's revenue is primarily generated by sales in Europe, which accounted for 87 percent of Spandex's revenue in fiscal year 2005. To take full global advantage of developing markets, Spandex is assessing opportunities for growth in Asia. Spandex also plans to enhance its position in Eastern Europe as more countries join the European Union.

Distribution Relationships

Spandex acts as a distributor, in some instances on an exclusive basis, for a number of different equipment and aftermarket consumables suppliers. These suppliers place a high value on the scope of Spandex's distribution network and its capabilities. Many of these suppliers also employ direct sales forces, which can lead to competition with Spandex's products.

Raw Materials

Spandex purchases critical products from various suppliers and through OEM arrangements. Thermal transfer foils are supplied by Kurz in Germany, vinyl materials are primarily purchased from 3M Company and Avery, and certain ink jet printers are purchased from Mutoh.

Of its total revenue, Spandex derived 6.4 percent in fiscal 2005 and 7.0 percent in fiscal 2004from sales of its products incorporating Kurz thermal transfer foils. Of its total revenue, Spandex derived 21.3 percent in fiscal 2005, 23.5 percent in fiscal 2004, and 18.9 percent in fiscal 2003 from sales of products incorporating Avery vinyl materials.

Competition

As the only provider of a comprehensive suite of equipment, materials, and services, Spandex historically has faced limited direct competition. Competitive conditions have increased significantly in recent years, however, as more companies market vinyl materials and as price and delivery times have evolved as key competitive criteria. Spandex competes principally with large commodity distributors, including Paperlinx, Antalis, and Oce, emphasizing its broader offerings of premium brands and products supported by value-added customer services.

APPAREL AND FLEXIBLE MATERIALS

Overview

Gerber Technology ("GT"), which operates within the Company's Apparel and Flexible Materials operating segment, develops and manufactures leading brands of integrated software and hardware automation systems for the sewn products and flexible materials industries. These systems automate and significantly improve the efficiency of information management, product design and development, and pre-production and production processes. GT offers specialized solutions to a variety of end-user markets, including apparel, transportation interiors, furniture, composites, and industrial fabrics. From headquarters in Connecticut, GT maintains regional offices, agents and distributors in 117 countries and serves a total of 16,000 customers. GT engineers, manufactures, and distributes its products in various locations in the United States, Europe and Asia.

GT offers a comprehensive suite of products that can be used in an integrated platform throughout the entire design and manufacturing process, including:

  product data management ("PDM") software, which is used to facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials' designers, raw materials suppliers, makers of the materials, and retailers;
  conceptual design, advanced computer-aided design ("CAD") pattern-making and marking/nesting software;
  pattern design digitizers and large format plotters;
  computer-aided manufacturing ("CAM") material spreading and single- and multi-ply cutting systems;
  spare parts and consumable materials; and
  comprehensive support and maintenance services for its software and equipment.

The table below shows the percentage of GT's fiscal year 2005 orders for new equipment and software derived from each of the principal industry segments that make use of GT's products:

Segment	% of FY 2005 Orders
Apparel and retail	73%
Industrial fabrics and composites	10
Transportation interiors	12
Furniture	5

GT serves the market leaders in each of its four key industry segments. In fiscal 2005, GT's ten largest customers each accounted for less than 10 percent of segment sales.

Although technological developments have significantly reduced design times and other aspects of the apparel and flexible materials production process, there have been no comparable improvements in sewing systems to join fabrics. As a result, the manufacture of garments, a labor intensive process, has shifted to countries with lower labor costs. Most flexible materials manufacturing operations have migrated from the United States to countries and areas such as China, India, Turkey, Vietnam, Sri Lanka, Bangladesh, Mexico, and Central America. Western Europe has also experienced a significant shift of its apparel production to Eastern European, Asian, and Middle Eastern markets. According to industry analysts, United States manufacturers now produce less than 30 percent of apparel sold in the United States. The expectation of these analysts is that over the next few years the remaining manufacturers in the United States will limit their production to items requiring specialized fabric or shorter runs for just-in-time delivery and for sale to niche markets.

A number of developments are expected to hasten manufacturing outsourcing, cause consolidation among garment makers, and increase demand for automated equipment and knowledge sharing technology as manufacturers seek to capture the savings in the cost of production. The World Trade Organization ("WTO") phased out trade quotas effective January 1, 2005. Although the benefit to China is expected to be significant, the United States and other countries have planned and, in some cases, introduced protective trade measures. The timing of the benefit to China of lifting quotas, therefore, remains uncertain. China's export and domestic textile and apparel manufacturing is estimated to grow by 18 percent annually over the next five years. In addition, there is a trend among retailers to utilize a "full package" sourcing model for their products, which requires offshore garment manufacturers to handle more front-end design work, develop samples, and source raw materials. Automation will be spurred by retailer and brand demands for quality products, reduced output costs, and increased volume. These developments will provide increasing opportunities as the automation lag disappears.

Products

GT's products assist in, and accelerate, the coordination of product development, design, costing, manufacturing, and merchandising. They also increase product quality and reduce staffing needs and time-to-market. GERBERsuite®, a comprehensive, integrated suite of hardware and software products, includes systems and computer software for production planning, design, pattern development, costing, cut planning, marker making, fabric spreading, cutting, and sewing floor automation.

Software

GT's software products and subscriptions meet customer needs by providing a regular flow of new updates, which are easily accessible through Internet downloads via GERBERnet™. GT offers the following significant software product lines:

     Product Data Management Software

Product data management ("PDM") software systems reduce lead times, increase the accuracy of prototyping, and improve the quality of information flow along the production chain. Design and manufacturing processes are increasingly occurring at geographically separate locations. PDM software enables customers to reduce the margin of contractor error and delivery delays, increase product quality, and, perhaps most important, get products to market more quickly, which is of critical importance in the apparel industry, with its increasingly shorter fashion cycles. GT's PDM product lifecycle management software has been adopted by over 1,000 customers, who use more than 12,000 software licenses. GT continues to enhance its software offerings, such as its upgraded WebPDM™ V5.0 product.

     Conceptual Design Software

Developed in coordination with third-party supplier Browzwear, AccuMark™ V-Stitcher is a 3-D visualization solution that allows true-to-life garment design, fitting, and merchandising. The product allows users to streamline their product development process, share designs over the Internet, and reduce the number of physical samples that need to be created prior to finalizing a production model. AccuMark V-Stitcher links to GT's AccuMark PDS application via an exclusive GT software connection.

Fashion Studio is a leading conceptual design software system developed by Nedgraphics, a third-party supplier. It enables the designer to sketch or scan styles and conceptualize potential designs using an array of electronic tools and color palettes. The software also enables the design of custom fabrics, allowing the rework of prints on screen, and permits users to create catalogues and perform other merchandising functions. During fiscal 2005, GT released Vision Fashion Studio, a new version of Fashion Studio.

     CAD Pattern-Making and Marking/Nesting Software

GT's pattern-making and marking/nesting software automates the design, pattern-making, pattern-grading (sizing), and marker-making functions. GT markets its AccuMark product in the apparel, transportation interiors, furniture and industrial fabrics, and composites industries. AccuMark pattern design and grading software is used to draft and digitize new patterns and replicate existing garments. In addition, the software enables the automatic generation of markers that maximize the efficiency of material utilization prior to the cutting process.  AccuMark V8, GT's most recently released product, enhances productivity, simplifies data conversion operations, and improves data reliability across networks. Currently, more than 11,000 of GT's customers and over 500 educational institutions worldwide utilize the AccuMark software, with a total of approximately 32,000 software licenses across multiple industries. The degree of CAD system penetration is a key performance measure in GT's industries, as historically over 95 percent of customers who buy a CAD system eventually buy cutting systems from the same manufacturer.

Plotters

Once a design is complete, customers use GT's plotters to draw designs on industrial-width paper, which are then placed on fabric or other materials in preparation for cutting. GT currently markets the Infinity™ family of thermal ink jet printers, which are designed in coordination with Hewlett-Packard, and a range of pen plotter systems. GT designed and engineered the Infinity AE, an advanced ink jet plotter, at its headquarters in the United States and now produces this product in China for sale in Chinese markets.

CAM Material Spreading and Cutting Systems

GT's spreading and cutting products are designed to reduce previously labor intensive functions, material waste, and assembly error.

GT's Synchron™ line of GERBERspreaders™ delivers tension-free spreading of materials at speeds of up to 100 meters per minute. Its GERBERsaver™ Flaw Management System is available as an option to help maximize material utilization during the spreading process. The InfoMark™ Synchron is the world's only integrated system for automatic printing, positioning, and application of labels during the spreading process.

GT's cutting systems enhance cutting room efficiency by accurately cutting parts out of single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass, and advanced composites, quickly, efficiently, and with more precision than the traditional methods of hand or die cutting. GT's single-ply GERBERcutters®, which are generally used in industrial applications, can quickly and accurately cut a wide variety of materials. Its medium- and high-ply GERBERcutters are designed to cut up to 7.2 centimeters of compressed fabric height. All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for maximum quality and output and "Zoned Vacuum Intelligence" to hold material firmly in place to improve cut quality and reduce overall power consumption. GT also markets its Taurus™ automated leather cutting system with hide scanning, flaw capture, and multiple nesting package capabilities. In February 2005, GT introduced CutWorks® Version 5.1 production software for its Taurus XM and XD leather cutters, DCS 1500, 2500 and 3500 single-ply cutters, and its multi-ply GERBERcutters. In fiscal 2005, GT also introduced 3D Direct™, which is software designed to flatten three-dimensional objects to derive flattened patterns.

Strategy

The ongoing migration of flexible materials manufacturing operations to lower labor cost areas is expected to provide GT with continuing growth opportunities. GT views the growth market countries in Turkey, in Asia, particularly China, and in Mexico and Central America as the source of significant future opportunities. The principal components of GT's business strategy include the following:

     Expand in Growth Markets

China is the world's largest apparel producing nation and the fastest growing market. China apparel production, currently estimated at $115 billion, is expected to grow at a rate of 18 percent per annum over the next five years. There are over 40,000 sizeable garment makers in China. To match the market's demand, GT has 24 sales and service offices within China. To date, GT has an installed base of products amounting to approximately $140.0 million in Greater China, with more than 1,700 customers operating more than 5,000 systems and workstations.

During September 2004, the Company opened its new 27,000 square foot Advanced Technology Center in Shanghai, China. This center serves as a focal point for GT's continued expansion in Chinese and other Asian markets, as well as serving the Company's other business units. China's fast growing apparel, automotive, and furniture industries represent a vital growth market for GT. The Company has approximately 125 employees in China.

Markets in growing apparel production countries such as Turkey, India and other parts of South West Asia, and Mexico and Central American regions also represent opportunities for GT. GT's management believes that China and these other markets will be the primary source of additional GT revenue for the foreseeable future.

In China and these other countries, an automation lag remains despite the increase in manufacturing outsourcing to growth countries and the continued increase in domestic apparel consumption and production. The persistence of this lag represents an opportunity for GT, particularly as competition intensifies within and among the lower labor cost garment manufacturing countries. Even in low labor cost areas, the ease with which garment manufacturing operations can be relocated from country to country contributes to increased automation, with its savings in fabric, elimination of production bottlenecks, and improvement in quality, to compete in a quota-free, global market.

GT has also identified India, where it has over 400 customers, as another important growth market. A $6 billion industry today, India's garment exports are expected to grow at a very rapid rate in the coming years. GT has a presence in India through its agent, India Industrial Garment Machines Pvt Ltd., which has nine sales and service offices around the country. From its regional headquarters in Bangalore, India, GT provides sales, consulting, and technical support operations in Sri Lanka, Bangladesh, Pakistan, the United Arab Emirates, Kenya, Mauritius, Madagascar, and South Africa. The largest exporters of apparel in this region are India, Bangladesh, Sri Lanka, and Pakistan.

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

Consistent with its strategy to expand in growth markets, GT is developing a number of products for specific regional markets to optimize manufacturing efficiencies. The Infinity AE, a state-of-the-art ink jet plotter, was designed and engineered at its headquarters in Connecticut and built locally in China. GT plans to launch additional products manufactured in China for the local market during fiscal year 2006.

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

     Invest In and Expand Aftermarket Revenue

GT's strategy is to invest in and expand the aftermarket revenue stream by leveraging the comprehensive capabilities and infrastructure of the Gerber Service organization. In particular, GT will look to increase its software subscription penetration from its existing customer base and in growth markets. GT also has been pursuing more advantageous raw material supply arrangements through the Company's shared services organization. GT offers customers technical support, a full technical library, and software upgrades through its GERBERnet Internet portal, and will continue to expand and enhance its range of web-based customer services.

Distribution

GT's products are sold through its worldwide direct distribution and service network (which accounted for roughly 58 percent of fiscal year 2005 revenue) and through independent agents and distributors. GT's management recognizes that employing a direct sales model in certain regions would likely increase its overall direct revenue, but believes that GT's long-standing agent and distributor network, staffed with knowledgeable individuals who speak the local language and understand the particular challenges and opportunities of their markets, represents an asset in these markets.

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

Competition

GT is a leading worldwide brand within the apparel and flexible materials market for computer-controlled material cutting systems, PDM and pattern-making software, and grading and nesting software.  GT faces intense competition in each of these product areas, including certain companies from Europe, such as Lectra and Assyst-Bullmer, and in Japan, such as Takatori and Toray, which are significant suppliers in their respective regions. However, GT believes that only Lectra has a product range and breadth of distribution network that is comparable to GT's. This capability enables GT to compete on a global basis and support key international accounts as they shift production and sourcing activities around the world.

Backlog

The backlog of orders considered firm within the Apparel and Flexible Materials operating segment was $38.4 million at April 30, 2005 and $31.0 million at April 30, 2004. All of the backlog at April 30, 2005 is scheduled for delivery in fiscal year 2006.

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

Government Regulation

GT is not directly subject to government regulation that is material to its business. However, its business has been, and will continue to be, affected by trade laws and regulations pertaining to the apparel and textile industries.

As discussed above, the WTO eliminated quota restrictions on textile and apparel imports as of January 1, 2005. However, a special textile safeguard was included as part of China's accession to the WTO that allows other WTO members to re-impose quotas on Chinese imports through 2008. The United States Department of Commerce has published procedures the United States will use to implement this safeguard. These procedures differ from other major United States trade remedies in that they will allow component producers, such as textile companies, to file petitions requesting quota restrictions on a finished product, such as apparel. Other major trade remedies allow only the producer of a "like product" to petition for relief. Therefore, it is likely that the textile companies will petition for import relief even if new quota restrictions are not supported by the apparel producers and retailers, which have been increasingly moving their operations offshore.

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

OPHTHALMIC LENS PROCESSING

Overview

Gerber Coburn ("GC"), the Company's Ophthalmic Lens Processing operating segment, is a leading provider of computer-integrated lens processing systems for the ophthalmic industry. GC designs, manufactures, and services software, equipment and supplies used in all aspects of surfacing prescriptions in lens blanks, coating lenses, and machining lenses to fit patient frames. GC, a global market leader in its roughly $630 million industry, offers equipment, software, consumables, systems, and accessories that are utilized in all aspects of processing both single- and multi-vision prescription eyewear. GC's product offerings include the components required to process an entire prescription, including computerized prescription entry, lens blocking and surfacing, lens fining and polishing, lens cleaning and scratch-resistant coating, lens edging, and lens inspection equipment. The individual systems can be used with other manufacturers' equipment or can be combined in a complete system managed by GC's processing software. GC also provides maintenance services for a substantial portion of the systems it sells and derives additional revenues from the sale and distribution of spare parts and aftermarket consumables such as surfacing and fining pads, tinting chemicals, scratch-resistant coatings, and miscellaneous tools. GC sources consumables from third-party suppliers and performs certain value-added operations prior to sale.

In prior years, GC manufacturing was primarily centralized in Oklahoma. During fiscal 2005, GC's manufacturing operations were relocated from its Oklahoma plant to other locations, mainly in Connecticut. This action should enable GC to improve service to its customers by utilizing Gerber Scientific Operations ("GSO") and third party service providers. The relocation of its manufacturing operations should significantly reduce costs and enable enhanced customer service.

The percentage of eyeglass-wearers differs markedly in the various geographic areas. The worldwide demand for ophthalmic lenses is broken out as follows:

North America	22%
Europe	25
Asia/Pacific	41
Rest of World	12

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

The composition of GC's customer base varies in the different geographic markets. Customers in the European and Japanese markets, like those in the United States, include optical retailers (who are not as prevalent as in the United States), wholesale laboratories, and independent eye doctors. The central processing laboratories in European and Japanese markets are primarily large laboratories owned by the lens manufacturers. In recent years, the United States ophthalmic lens industry has been characterized by acquisition and consolidation of independent wholesale laboratories.  Leading lens manufacturers such as Essilor International, Hoya, and SOLA International, seeking to enhance their distribution systems to eye care professionals, have been acquiring previously independent wholesale laboratories. GC's principal customer base historically has consisted of retail eyewear chains, eye care professionals, and smaller independent wholesale laboratories, because GC product offerings have been sized and specifically designed to serve the smaller volume laboratories more cost effectively. GC has new products in development that are focused towards the larger laboratories.

According to Essilor International, the worldwide ophthalmic lens market has a long-term growth rate of about four percent per year, which reflects both volume growth and product-mix growth. The volume growth is being fueled by the aging of the population, unfulfilled needs, particularly outside the United States and Western Europe, and rising living standards. The population aged over 45 is expected to represent 31 percent of the total population by the year 2025. At age 45, presbyopia, a visual condition characterized by loss of elasticity of the lens of the eye causing an inability to focus sharply for near vision, is inevitable. As a result, nearly 95 percent of people over age 45 require some form of corrective eyewear. The product-mix growth reflects an increased consumer interest in premium lenses, such as polycarbonate (shatter resistant) lenses and high-index materials for making thinner, lighter, and more transparent lenses, with greater ultraviolet protection, anti-scratch resistance, and progressive lenses, such as no-line bifocals.

To date, advances in corrective laser surgery (LASIK) do not appear to have dampened the demand for eyeglasses. GC's management does not believe LASIK surgery presently poses a threat to its business because only a small percentage of the population qualifies for LASIK surgery; it remains an expensive, elective, and cosmetic surgery; and it is not the most effective correction procedure to address the impact of aging on the eye, such as the occurrence of presbyopia.

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

Software

GC's software is the backbone of its comprehensive solutions, especially for small laboratories. From simple remote tracing with GC's Innovations Lite™ software to a more comprehensive software package such as its Innovations Standard software, GC can provide prescription calculation software necessary to run an optical laboratory. GC provides on-site software installation, training, and support.  This level of service has been augmented recently with the integration of GC into the Gerber Service.

Equipment

Prescription lenses are generally processed in two ways. One method entails the use of a "stock lens," with the patient's prescription already existing on the lens that is finish "blocked." Blocking is a process that orients the lens curve to match the prescription. A block, which is a tool used to hold the lens during processing, is then attached to the lens. The shape of the frame is "traced" in a tracer that digitizes the measurements and then communicates them to an edger. This blocked lens is then "finished," or edges are machined, to match the shape of the frames.

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

     Surfacing Equipment

GC offers a range of surfacing equipment that uses computer control to create precise curves on the lenses. GC's lens surface generator offerings include products for high-, mid-, and low-volume manufacturing environments as well as a generator for glass and other lens materials. During fiscal 2005, GC launched the DTL Generator, an affordable, high-speed system for the wholesale laboratory market designed to cut or grind a prescription into a lens. GC also offers blocking products designed for high throughput manufacturing environments. The alloy AcuBlock™ Eclipse Surface Blocker™ is a part of its comprehensive line of digital lens layout blocking systems.

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

     Coating Equipment

GC's environmentally-friendly, scratch-resistant coating process eliminates waste and reduces operator exposure to coating materials. The HRC-180 Coater is designed to meet the needs of wholesale laboratories, is the high throughput, and is a self-contained, fully automated system for the application of high-performance, scratch resistant coating to all types of plastic and polycarbonate lenses.

     Finishing Equipment

GC sources most of its lens finishing products from Essilor International and through this relationship offers a wide range of finishing equipment. GC's finishing products are designed to meet the needs of ophthalmic laboratories of all sizes and production levels. GC offers the Esprit 3D Lens Finishing System for international markets. Within the finishing equipment market segment, the edger business is very competitive internationally. There are several strong companies from Japan, France, and Spain who participate in this segment.

     Lens Inspection Equipment

Lens inspection equipment is used to test the quality and accuracy of the lenses produced. Certain lens inspection equipment, such as the Dimetrix Lens Inspection and Finish Blocker, also block the lens. Co-developed with Visionix, Ltd., Dimetrix supports the streamlining of lens processing by combining automatic finish blocking and lens power inspection into one device.

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

GC plans to leverage the global service capability of the Company's Gerber Service organization. Through Gerber Service, GC is able to provide a higher volume of on-site installation, training, and support for more regions worldwide.

To support its marketing initiatives in growth market countries, GC also can take advantage of the Company's existing facilities and engineering and supply chain management to lower its cost of entry into these countries. GC's equipment, which employs sophisticated software that automates and integrates the lens processing process, can be operated by laboratory staff having relatively minimal optical knowledge compared to the training required to operate less sophisticated equipment.

Distribution

GC primarily distributes products directly and through independent agents in South America and also participates in industry trade shows in the United States and Europe. Trade shows often generate a significant source of new sales. During fiscal 2005, GC expanded its own fully dedicated sales force to cover directly the United States wholesale laboratory market. Previously, GC equipment was sold in the United States through a third-party sales network.

Raw Materials

GC purchases materials from numerous suppliers. Many of these materials are incorporated directly into GC's manufactured products, while others require additional processing. GC purchases most of its lens finishing products from Essilor International, with which it has a contractual agreement. Of its total revenue, GC derived 12.1 percent in fiscal 2005, 11.3 percent in fiscal 2004, and 25.5 percent in fiscal 2003 from sales of products derived from Essilor International. GC has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect GC's business. GC's management believes that, if required, it could develop alternative sources of supply for the materials it uses. In the near term, GC's management does not foresee that the unavailability of materials, components, or supplies from any particular supplier would have any material adverse effect on its overall business.

Competition

GC believes that it is the largest worldwide supplier of ophthalmic lens processing systems. GC believes that the combination of its technological leadership and strategic alliances and distribution arrangements has enabled it to become the largest supplier of computerized surface blocking and lens generating systems to the small laboratory segment. GC's principal competitors in the large laboratory market segment in Europe and Japan are LOH Optical Machinery, Inc. and Schneider GmbH and Co. KG. GC believes that it has the second largest market share worldwide in fining and polishing equipment and aftermarket materials.

Backlog

The backlog of orders considered firm within the Ophthalmic Lens Processing operating segment was $3.9 million at April 30, 2005 and $4.4 million at April 30, 2004. Substantially all of the backlog at April 30, 2005 is scheduled for delivery in fiscal year 2006.

Intellectual Property Rights

GC owns and has applications pending for a number of patents in the United States and other countries, which expire from time to time, and cover many of its products and systems. While GC considers such patents and patent applications to collectively be important to its operations, it does not consider that any patent or group of them related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

LEASE FINANCING

The Company has agreements with a major financial services institution to provide lease financing to the purchasers of the Company's equipment. These leases typically have terms ranging from three to five years. At April 30, 2005, the amount of lease receivables financed under these agreements was $32.0 million and the amount that was subject to recourse provisions was approximately $12.8 million. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions to the extent the financial services institution repossesses the equipment and returns it to the Company. The Company then resells the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution.

EMPLOYEES

As of April 30, 2005, the Company had approximately 2,022 employees. With the exception of Gerber Technology's Ikast, Denmark facility, which had approximately 62 employees, the Company is not subject to any collective bargaining agreements. The Company believes that its relationships with its employees are satisfactory.

RISK FACTORS

Our business is subject to a number of risks, including those discussed below.

Company-Wide Risks

If we are unable to continue to develop and commercialize new technologies and products, we may experience a decrease in demand for our products or our products could become obsolete.

Each of our business units operates in highly competitive industries. Our Sign Making and Specialty Graphics and Ophthalmic Lens Processing operating segments are also subject to rapid technological change. Our management believes that the Company's ability to develop or acquire new technologies is crucial to our success. We may not be successful in enhancing existing products or developing or acquiring new products and technologies that will receive desired or expected levels of market acceptance. In addition, new products must respond to technological changes and evolving industry standards. Our operating results could be adversely affected if we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if our products are introduced late to the market, thereby resulting in missed opportunities in dynamic, fast-moving markets, or do not achieve market acceptance.

New product introductions in future periods may also affect the sales of existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customers' demands.

Delays in product development and introduction could adversely affect the operating results of Gerber Scientific Products and Spandex. The failure of these businesses to respond effectively to the continuing transition of sign shops to lower-cost ink jet imaging systems, calendered vinyls, and digital media systems may lead to a loss of market share that may be difficult to recapture. Delays in product introductions at GSP and Spandex may also lead to a loss of market share that may be difficult to recapture.

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

Our businesses could suffer as a result of a manufacturer's or supplier's inability or unwillingness to supply us with systems, parts, or aftermarket consumables on time and to our specifications.

Some hardware and aftermarket consumables products are manufactured to our specifications by both domestic and international manufacturers or suppliers. The inability or unwillingness of a manufacturer or supplier to ship such products in a timely manner or to meet our quality standards could cause us to miss our customers' delivery date requirements for those items, which could result in the cancellation of orders, refusal to accept deliveries, lost customers, product returns, or a reduction in purchase prices, any of which could have an adverse effect on our operating results and financial condition.

Our product development efforts generally have longer-term timetables, on occasion necessitating entering into original equipment manufacturer ("OEM") arrangements to augment our product lines.

We engage continually in the development of new and enhanced products in an effort to develop incremental sales and improve gross margins. Our industries are highly competitive and subject to significant and rapid technological change. In some periods our revenue growth depends on outsourcing arrangements with OEMs to augment product lines. If OEMs are not able to supply products reliably, timely, or at a competitive cost, our business may suffer. Further, the gross margins associated with sales of OEM products tend to be lower than those associated with internally developed products.

We are subject to currency risks, geopolitical risks, and other risks as a result of international operations.

Our export sales have generally been made in United States dollars, although in some territories, principally Western Europe, we make sales of some products in local currencies. Approximately 69 percent of our revenue was generated in fiscal 2005 by the international operations of our principal business units.

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

Unforeseen environmental costs could adversely affect our future net earnings.

Some of our operations use substances regulated under various federal, state, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Many of our products are subject to various federal, state, and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the "WEEE Legislation"). Producers are financially responsible for implementing these responsibilities if they are participating in the market in August 2005; however, at least one member state has announced that it will defer this implementation date until January 2006. Our potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations.

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

Our businesses and operations could be affected by:

  changes in general economic conditions and specific conditions in our industries, which can result in the deferral or reduction of purchases by end-use customers;
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
  rising interest rates; and
  excess facilities.

At various times in recent years, markets for one or more of our main products have been characterized by falling prices, unstable exchange rates, weaker global demand, and shifting production bases. In this type of environment, our ability to achieve and sustain profitability may depend to a great degree on our ability to reduce costs, including the costs of sourced materials, and manage the supply chain, increase productivity levels, reposition ourselves within higher value-added market segments, and establish a production presence in geographic areas outside the United States.

Management believes that diversification of our businesses across multiple industries and geographically has helped, and should continue to help, limit the effect of adverse market conditions in any one industry or the economy of any one country or region on our consolidated results. Nonetheless, the effect of adverse conditions in one or more industries or regions may not be limited or offset in the future.

Our results are subject to fluctuations in costs of purchased finished goods, components, and aftermarket consumables.

We depend on finished equipment, component parts, and other materials from our suppliers to manufacture and distribute the systems we sell. Each of our business units also relies on suppliers for the products it sells directly to its distribution networks. Fluctuations in the prices of such equipment, components, and materials, whether caused by market demand, shortages, currency exchange rates, or other factors, could adversely affect our cost basis for the production, delivery or maintenance of our products and, in turn, have an adverse effect on our operating results and financial condition.

If we do not generate the operating cash flow we anticipate, we will be unable to service our indebtedness and comply with our financial and operating covenants.

Our ability to make scheduled payments under our credit facilities and our other indebtedness and to comply with our financial and operating covenants will depend primarily on our success in generating substantial operating cash flow. We also are subject to risks in connection with the refinancing of our existing indebtedness. Our credit facilities mature in May 2007. We may not be able to refinance our existing indebtedness and, even if we are able to do so, the terms of a refinancing might not be as favorable as the terms of the existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, our cash flow may not be sufficient to repay all maturing indebtedness at the relevant times. Failure to pay or extend the maturity of such indebtedness could result in our default under or acceleration of our other indebtedness. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Prevailing interest rates, our operating results and financial condition, or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

Our indebtedness could adversely affect our financial health and ability to compete.

As of April 30, 2005, we had $45.7 million of total long-term indebtedness. Our indebtedness could have important consequences. For example, it may:

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
  restrict our business activities because of financial and other restrictive covenants in our credit indebtedness;
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
  place us at a competitive disadvantage relative to companies that have less indebtedness.

We face intense competition in each of our principal business units.

Although we are a pioneer or a leading company in each of our principal business units, competition has grown in recent years in each market segment in which we operate. Unless our business units can effectively implement their respective strategies to lower costs, enhance the rate of product development, stimulate revenue growth, expand the geographic reach of operations, and leverage their brand name and distribution networks, we may experience a decline in operating results and a deterioration of our financial condition.

Risks Relating to the Sign Making and Specialty Graphics Business

GSP must enhance and diversify its product lines and accelerate the pace of new product development, or risk a loss of market share and declining operating results.

GSP must enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective. GSP also must respond to the transition of sign shops to lower-cost ink jet imaging systems, calendered vinyls, and digital media systems. Product development may be outpaced by advances in inks, substrate materials, or printhead technology that could alter what end-use customers deem to be the preferred equipment and, in turn, adversely affect the level of market acceptance of GSP's future equipment offerings.

If our powerful aftermarket suppliers decide to sell to our customers directly, our operating results would be adversely affected.

Most of our aftermarkets products are supplied on an OEM basis from large, powerful industry suppliers. Although we believe there are alternative sources of supply, we would need to compete with our current suppliers directly, if they decide to sell to our customers directly, which could harm our business.

The non-renewal by any of GSP's key United States distributors of their annual distribution agreement could adversely affect GSP's operating results.

Because of the significant percentage of GSP's revenues represented by its principal 15 United States distributors, the non-renewal by any of these distributors of its annual distribution agreement could adversely affect GSP's operating results. The transition to ink jet imaging systems and lower-cost calendered vinyls has resulted in a decline in the proportion of the sales of GSP's key distributors represented by GSP products in recent years, which increases the risk of non-renewal by one or more of these distributors. This transition also raises the risk that our distributors may compete directly with us in the distribution of ink jet imaging products as we develop our own ink jet products.

If we do not choose the right products to distribute to our end-use customers and distributors and properly test products before distributing them, our market position and operating results may suffer.

A failure to meet customer requirements could have a negative effect on our market position and operating results. GSP, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers. To maintain relationships with customers, Spandex and our United States distributors must distribute the products that meet customer specifications. They must also ensure that the products are properly tested and that sale personnel and technicians are properly trained concerning the capabilities and calibration of new products. In light of the increased pace of technological advances, and the proliferation of new products because of low industry barriers to entry, end-use customers have become increasingly dependent on us to perform these functions and have this expertise. To meet these objectives, we must carefully manage our relationships with our equipment and aftermarket consumables suppliers, making sure that they, too, are satisfied with our performance and services.

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

A failure by GT to respond effectively to increased competition in sales of low-end products, which may require further steps to lower GT's cost of production, may result in a loss of market share and otherwise adversely affect operating results. Low-end products, particularly CAD systems, have experienced increased usage in growth markets such as China, India, and Eastern Europe. These products tend to be local in their distribution, thereby minimizing shipping costs, import duties, and the cost of obtaining an import license, but there is a risk that these products will be distributed regionally. Further, the introduction of spreaders and plotters in some developing countries could result in more intense competition in growth market countries that are expected to provide significant growth opportunities for GT.

The impact of the phasing out of trade quotas as of January 1, 2005 for the apparel and textile industries and for GT is not fully known.

The elimination of trade quota restrictions on textile and apparel imports as of January 1, 2005 may contribute to a significant consolidation in apparel and textile sourcing that could hurt many countries whose exports of textiles and apparel account for a very high percentage of their export earnings or their gross domestic product. Although GT is seeking to position its business to respond to the changes that may result from the lifting of the trade quotas, the nature and impact of those changes cannot be fully known or assessed. GT's strategy of investing in key emerging markets, particularly China, may not produce the expected results in light of the changing market conditions.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents, as of April 30, 2005, the name and age of each of our executive officers, their present positions with the Company and date of their initial appointment to such positions, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company. All officers serve at the pleasure of our Board of Directors.

Name and Age	Present Position and Date of Initial Appointment	Other Positions Held During Last Five Years
Marc T. Giles (49)	President and Chief Executive Officer (November 29, 2001)

President and Chief Executive Officer, Gerber Technology, Inc.; Senior Vice President, Gerber Scientific, Inc. (November 2000 - November 2001); Division Manager, Food Systems & Handling, FMC Corporation (1997 - November 2000), producer of machinery and chemicals for industry and agriculture

Jay Zager (55)	Senior Vice President and Chief Financial Officer (February 28, 2005)

Senior Vice President and Chief Financial Officer, Helix Technology Corp. (2002 - February 2005), a semiconductor equipment manufacturer; Executive Vice President and Chief Financial Officer, Inrange Technologies Corp. (2000-2001), manufacturer of switching and networking products; Vice President Business Development, Digital Equipment Corporation (1995-1999)

Bernard J. Demko (46)	Senior Vice President, Gerber Scientific, Inc.- Gerber Scientific Operations (April 21, 2005)

Chief Operating Officer (September 2002 -April 2005); Senior Vice President (December 2001 - April 2005); Chief Operating Officer, Gerber Technology, Inc. (September 2000 - September 2002); Executive Vice President, Gerber Technology, Inc. (September 2000 - December 2001); Vice President and Corporate Controller, Gerber Scientific, Inc. (June 1998 - September 2000)

Doris W. Skoch (62)	Senior Vice President (September 30, 2002); President, Spandex Ltd. (September 30, 2002) (Retired April 30, 2005)

Group Managing Director, Spandex Ltd. (January 2002 - September 2002); Executive Vice President and Chief Operating Officer, Gerber Scientific Products, Inc. (May 2000 - September 2002); Vice President of Finance, Gerber Coburn Optical, Inc. (April 1999 - May 2000)

Elaine A. Pullen (51)	Senior Vice President (August 30, 2001); Chief Technology Officer (November 1, 2004)	President, Gerber Scientific Products (August 2001 - November 2004); President, Trident (ITW), an ink jet manufacturer; Chief Executive Officer and President, Trident International, Inc.
James S. Arthurs (61)	Senior Vice President (September 30, 2002); President Asia-Pacific, Gerber Scientific, Inc. (February 1, 2005)

President, Gerber Technology (September 2002 - February 2005); Executive Vice President, Gerber Technology, Inc. (January 2002 - September 2002); Senior Vice President Global Sales, Gerber Technology, Inc. (May 2001 - September 2002); Vice President International/ Worldwide Sales, Gerber Technology, Inc. (1998-2002)

John R. Hancock (58)	Senior Vice President (December 7, 2001); President, Gerber Technology (February 1, 2005)	President, Gerber Coburn Optical (December 2001 - February 2005); Senior Vice President Sales and Marketing, Gerber Coburn Optical, Inc. (2000 - September 2001)

William V. Grickis, Jr. (54)	Senior Vice President and General Counsel (October 1, 2003); Secretary (November 20, 2003)

Private legal practice (May 2002 - September 2003); Vice President and General Counsel, Agion Technologies, L.L.C., an antimicrobial products company (October 1999 - May 2002); Vice President, General Counsel and Secretary, Barnes Group, Inc., a diversified manufacturing company (February 1997 - February 1999)

Gregory A. Wolf (37)	Vice President (November 1, 2004); President, Gerber Scientific Products (November 1, 2004)

Executive Director, Sales and Service, Gerber Scientific Products (October 2003 - November 2004); Director Business Development, Gerber Scientific, Inc. (January 2003 - October 2003); Director, North American Proteins, FMC Technologies/FMC FoodTech (June 2001 - January 2003); Director Global Customer Care, FMC Technologies/FMC FoodTech (July 2000 - June 2001), producer of machinery and chemicals for industry and agriculture

Clement Patry (58)	Vice President (February 1, 2005); President, Gerber Coburn Optical (February 1, 2005)	Executive Director of Sales, Gerber Coburn Optical (May 2003 - February 2005); Director of Sales NA, Gerber Coburn Optical (2000-May 2003)

Stephen P. Lovass (35)	Interim Managing Director, Spandex Ltd. (February 1, 2005)

Vice President, Marketing and Business Development, Spandex Ltd. (April 2004 - February 2005); Executive Director, Product Management and Marketing, Gerber Technology (May 2001 - March 2004); Director, Marketing and Products, FMC Corporation (August 1999 - May 2001), producer of machinery and chemicals for industry and agriculture

Websites and Additional Information

The Company was incorporated under the laws of the State of Connecticut in 1948. Our principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074. Our telephone number is (860) 644-1551. Our website address is www.gerberscientific.com. On the Investor Relations section of our website, you can access, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of our website are not a part of this annual report on Form 10-K. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers filing electronically, including the Company.

We have adopted a financial code of ethics applicable to our chief executive officer and our senior financial officers that meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. This financial code of ethics is posted on our website. In addition, the Company has posted on its website a code of business conduct and ethics applicable to all directors, officers, and employees, under NYSE listing standards. We will also provide copies of these codes in print without charge to any shareholder that requests them. Requests for copies may be directed to our General Counsel at the address noted above. We intend to disclose any amendments to these codes, and any waiver of a provision of these codes for the benefit of the Company's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within four business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 2.  PROPERTIES.

As of April 30, 2005, the Company maintained facilities at the following locations:

Type of Facility	Location	Square Feet

Manufacturing/office (L) (1,3)	South Windsor, CT	249,904
Manufacturing/office (O) (1,2,3)	Tolland, CT	224,000
Manufacturing/office (L) (4,5)	Manchester, CT	118,000
Manufacturing/office (O) (4,6)	Muskogee, OK	152,225
Manufacturing/office (O) (1)	Lancaster, England	125,000
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (O) (1)	Achern, Germany	55,450
Manufacturing/office (L) (4,5)	Marblehead, MA	20,000
Warehouse/sales and service office (L) (1,5)	Bristol, England	110,447
Warehouses/sales and service offices (O) (1,2,3)	Various	16,750
Warehouses/sales and service offices (L) (1,2,3)	Various	550,928

(O) Company-owned
(L) Leased

(1) Sign Making & Specialty Graphics
(2) Apparel & Flexible Materials
(3) Ophthalmic Lens Processing

(4)   Unoccupied

(5)   At April 30, 2005, the Company sublet 49,100 square feet in Manchester, Connecticut, 5,000 square feet in Marblehead, Massachusetts, and 32,585 square feet in Bristol, England to independent third parties. These subleases span over various periods.

(6)   See Note 21, "Subsequent Events" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

Management believes that the Company's facilities, which are utilized primarily on a single-shift basis with overtime, are adequate to meet the Company's current requirements.

The Company's leases for warehouse and sales and service office space are generally on short-term bases. See further discussion in Note 16, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K. Rentals for leased facilities aggregated $6.8 million in fiscal year 2005.

The Company owns certain machinery and equipment used in its operations and leases the remainder. In fiscal year 2005, the aggregate rental under such leases was $3.3 million. See further discussion in Note 16, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

We currently have lawsuits, as well as claims, pending against us. Our management believes that the ultimate resolution of these lawsuits and claims will not have a material adverse effect on our consolidated financial condition, results of operations, liquidity, or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
                 SECURITIES

Market Information

The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." The following table provides information about the high and low sale prices of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the last two fiscal years, as reported by the New York Stock Exchange.

Fiscal 2005	Low	High
First Quarter	$5.50	$7.34
Second Quarter	5.83	7.99
Third Quarter	6.41	8.09
Fourth Quarter	6.35	7.67

Fiscal 2004	Low	High
First Quarter	$6.40	$8.78
Second Quarter	6.68	8.45
Third Quarter	7.60	9.31
Fourth Quarter	6.00	8.16

The Company submitted to the NYSE in a timely manner the fiscal 2004 certification that the Chief Executive Officer was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Record Holders

As of June 30, 2005, the Company had 983 record holders of its common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth the Company's selected consolidated financial data. The selected income statement data for the fiscal years ended April 30, 2005, 2004, 2003, 2002 and 2001, and the selected balance sheet data as of the end of such periods have been derived from the consolidated financial statements that have been audited by KPMG LLP, independent registered public accountants. The selected financial data below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements, including the notes thereto, included in Item 8 of this annual report on Form 10-K.

	For fiscal years ended April 30,
In thousands except per share amounts	2005	2004	2003	2002	2001

Sales and service revenue	$517,322	$516,816	$512,369	$498,870	$554,400

(Loss) earnings from continuing operations before cumulative effect of accounting change 1-6, 8-9	(5,561)	5,534	8,265	(5,937)	(24,002)

Per common share
Basic	(.25)	.25	.38	(.27)	(1.09)
Diluted	(.25)	.25	.37	(.27)	(1.09)

Net (loss) earnings 1-9	(5,561)	5,534	9,659	(119,615)	(23,229)

Per common share
Basic	(.25)	.25	.44	(5.42)	(1.06)
Diluted	(.25)	.25	.43	(5.42)	(1.06)

Cash dividends per common share	---	---	---	---	.32

Total assets	297,286	286,886	306,691	311,593	478,408

Long-term debt (includes current maturities)	45,742	59,021	85,807	127,929	169,914

Shareholders' equity	115,806	117,602	94,463	84,387	203,479

Weighted-average common shares outstanding
Basic	22,261	22,197	22,139	22,072	22,017
Diluted	22,261	22,393	22,225	22,072	22,017

1   Fiscal 2005 included after-tax restructuring charges of $2.0 million ($0.09 per diluted share), primarily associated with the relocation of the Ophthalmic Lens Processing Oklahoma manufacturing facility, the restructuring of the Sign Making and Specialty Graphics European operations, and an increase to a previously estimated rent accrual for a vacant leased manufacturing facility. See further discussion of these charges in Note 13, "Restructuring and Other Charges" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

2   Fiscal 2005 included after-tax corrections of prior periods of $0.8 million ($0.04 per diluted share), primarily associated with the accounting for an operating lease containing minimum rent escalations and the accounting in fiscal 2001 for an intercompany transaction. See further discussion of these charges in Note 19, "Prior Period Adjustments" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

3   Fiscal 2004 included after-tax restructuring charges, net of reversals, of $1.6 million ($0.07 per diluted share) associated with the shared services initiative within the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments and the exit of an insignificant product line within the Sign Making and Specialty Graphics segment. See further discussion of these charges in Note 13, "Restructuring and Other Charges" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

4   Fiscal 2004 included an after-tax benefit of $1.2 million ($0.05 per diluted share) associated with insurance proceeds received for costs previously incurred associated with an SEC investigation that was settled in the fourth quarter of fiscal 2004.

5   Fiscal 2004 included a tax benefit of $2.2 million ($0.10 per diluted share) associated with the reversal of a tax reserve when uncertainty over the deduction of operating losses was resolved through the completion of a tax audit and a tax benefit of $0.7 million ($0.03 per diluted share) associated with a foreign jurisdiction's extension of the time period in which to realize operating losses.

6   Fiscal 2003 included after-tax restructuring charges, net of reversals, and other special charges of $1.6 million ($0.07 per diluted share) associated both with the implementation of the shared services and facility consolidations initiatives and promissory note impairment. See further discussion of these charges in Note 12, "Other Income (Expense), Net" and Note 13, "Restructuring and Other Charges" of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

7   Fiscal 2002 net loss included the cumulative effect of an accounting change of $114.7 million ($5.20 per diluted share) associated with the Company's implementation of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This amount represented the impairment of goodwill in the Sign Making and Specialty Graphics segment ($93.0 million) and the Ophthalmic Lens Processing segment ($21.7 million) as of May 1, 2001.

8   Fiscal 2002 included after-tax restructuring charges, net of reversals, and other special charges of $11.8 million ($.53 per diluted share) associated with ongoing efforts to reduce costs in the weak economic and business environment the Company experienced in its capital equipment markets and for asset write-downs and other charges in the Company's Sign Making and Specialty Graphics operating segment.

9   Fiscal 2001 included after-tax restructuring and other special charges of $20.9 million ($.95 per diluted share) related to reductions in workforce, provisions for losses on sales of facilities, inventory write-downs, impairments of long-lived assets, and other charges.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1, "Business," and Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K.

OVERVIEW

For the year ended April 30, 2005 ("fiscal 2005"), we reported net revenue of $517.3 million, operating loss of $(0.6) million, and net loss of $(5.6) million. Net revenue reported was approximately the same as net revenue for the prior year, although foreign currency translation contributed $20.3 million to fiscal 2005 revenue. The fiscal 2005 operating loss was primarily attributable to lower sales volume in our Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments, charges associated with restructuring and business re-engineering activities in those segments, a product discontinuance in the fiscal 2005 fourth quarter, and significant Sarbanes-Oxley compliance costs.

In fiscal 2005, we completed our three-year business re-engineering plan, which included consolidation of production and warehouse facilities; centralization of supply chain, customer service, information technology, and accounting functions; and implementation of our enterprise resource system, "SAP," throughout the majority of our operating locations. We also introduced new products including the GERBER SOLARA (UV ink jet printer), the EDGE FX (next generation thermal printer), and the DTL Generator (optical lens generator). With the re-engineering plan behind us and our new product pipeline, we expect revenue and operating profit growth in fiscal 2006 for each of our operating segments.

Our operating cash flow of $17.8 million, which was the result of lower accounts receivable balances and better working capital management, enabled us to reduce our debt by $13.3 million from $59.0 million at the beginning of the fiscal year to $45.7 million at April 30, 2005. However, the fiscal 2005 operating loss resulted in our non-compliance with certain financial covenants as of April 30, 2005. We obtained waivers for these covenants as of April 30, 2005 and subsequently amended our existing credit facility agreements with our lenders. We anticipate that our future operating cash flow generation and the borrowings we expect to be available under our revolving credit facility will provide sufficient liquidity to fund the operating and strategic initiatives of our current business plan.

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

Allowance for Doubtful Accounts. We continually monitor payments from our customers and maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to make required payments. We consider various factors, including general economic conditions, accounts receivable agings, the dollar amount of individual account balances, customer credit-worthiness, and historical bad debts when we evaluate the adequacy of our allowances for doubtful accounts. Additional allowance may be required if the financial condition of our customers deteriorates and results in their inability to make payments or problems develop with products we ship our customers. As of April 30, 2005 and 2004, our allowance for doubtful accounts was 9.8 percent and 7.9 percent of gross accounts receivable of $99.5 million and $98.3 million, respectively. Doubtful accounts written off in fiscal years 2005, 2004, and 2003 were $1.9 million, $2.9 million, and $2.5 million, respectively.

Inventory. We generally record inventory at the lower of standard cost or market value. Standard cost approximates cost as variances are applied to inventory as appropriate. Inventory at our Apparel and Flexible Materials segment's foreign non-manufacturing companies is valued on a weighted-average basis, which approximates first-in, first-out.

We review the market value of inventory on an ongoing basis. Based on these reviews, we write down our inventory, as necessary, to reflect estimated obsolescence, excess quantities, and market value. The amount of these write-downs equals the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions.

Excess and obsolete inventory is generally identified by comparing future expected inventory usage to actual on-hand quantities. Inventory write-downs are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) inventory usage levels forward to future periods. Application of this methodology can have the effect of increasing inventory write-downs during periods of declining demand and, conversely, reducing the required inventory write-downs during periods of accelerating demand. As a result of our implementation of our enterprise resource planning system, SAP, we continue to develop improved information concerning demand patterns for inventory consumption. This improved information is introduced into the excess and obsolete inventory calculation as it becomes available and has affected required levels of inventory write-downs.

Net inventories at the end of our last two fiscal years consisted of the following:

	April 30,
In thousands	2005	2004
Raw materials and purchased parts	$39,800	$37,460
Work in process	1,326	1,096
Finished goods	11,237	11,140
	$52,363	$49,696
	======	======

Impairment of Long-lived Assets and Goodwill. We review the value of our long-lived assets, including goodwill, for impairment annually, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. No indicators of goodwill impairment were identified during fiscal 2005. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, which is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other long-lived and intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such change.

During fiscal 2005 and 2004, we were not required to recognize any goodwill impairments. To determine goodwill impairment, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use estimates and assumptions, including projected cash flows, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables, and the determination of whether a premium or discount should be applied to comparables. A 1.0 percentage point increase in the discount rates used would not have resulted in any goodwill impairments. A 10.0 percent decrease in the fair value of our reporting units also would not have resulted in any goodwill impairments.

As of April 30, 2005, we had $52.3 million of goodwill and $5.4 million of net amortizable intangible assets remaining on the consolidated balance sheet, which management believes are realizable based on the estimated cash flows of the associated businesses. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be re-evaluated in the case of continued market deterioration, which could result in future impairment of those assets.

Restructuring Charges. We have implemented significant restructuring initiatives, which required the development of formalized plans for separating employees, discontinuing product lines, and consolidating facilities. During fiscal 2005, 2004, and 2003, we recorded estimated expenses for severance and outplacement costs, lease obligations, and other related costs. Estimating lease obligations involves determining key variables, including anticipated timing of sublease rentals, estimates of sublease rental payment amounts, and other related costs. In light of the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time of the original decisions. As management continues to evaluate the reasonableness of the remaining liabilities under the restructuring initiatives, there may be changes in estimates to amounts previously recorded.

Warranty. A limited warranty is provided on our products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair or replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to cost of sales may be required. A rollforward of the fiscal 2005 and 2004 accrued warranty liability is included in Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K.

Pension Plans. The amounts recognized in the consolidated financial statements for the qualified and non-qualified defined benefit pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions relating to, among other variables, the expected return on plan assets; discount rates at which the liabilities could be settled; and the rate of increase in future compensation levels. These assumptions are updated at the measurement date and are disclosed in Note 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and generally amortized over future periods and, therefore, affect expense recognized in future periods.

The expected return on assets assumption is developed considering several factors. Such factors include current and expected target asset allocation, our historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon. Our actuaries assist us in analyzing the foregoing factors, and we also consult with our investment managers to develop the return on assets assumption. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2005 was 8.5 percent and will be 8.5 percent for fiscal 2006. Holding all other assumptions constant and increasing or decreasing the expected long-term rate of return of the plan assets by 0.5 percentage points would increase or decrease fiscal 2006 consolidated earnings before income taxes by approximately $0.4 million.

The discount rate utilized for determining future pension obligations of the pension plans is based on the expected yields of high-quality, long-term corporate bonds. The resulting discount rate used for determining net periodic pension expense for fiscal 2005 was 6.25 percent and will be 5.50 percent for fiscal 2006. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease fiscal 2006 consolidated earnings before income taxes by approximately $0.4 million.

The assumed rate of increase in compensation levels is calculated based primarily on expected wage inflation. For fiscal 2005, the assumption for the long-term rate of increase in compensation levels used for determining net periodic pension expense was 4.0 percent and will be 4.0 percent for fiscal 2006. Holding all other assumptions constant and increasing or decreasing the long-term rate of increase in compensation levels by 0.5 percentage points would decrease or increase fiscal 2006 consolidated earnings before income taxes by approximately $0.5 million.

Pension expense for fiscal 2006 is expected to be $5.0 million. After that, future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the population of participants in the Company's pension plans.

Deferred Income Taxes. Our reported tax rate was a benefit of 44.1 percent for fiscal 2005. The fiscal 2005 tax benefit was primarily attributable to a loss from operations, export tax incentives, foreign tax planning strategies, and tax credits based upon research and development costs.

Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

Tax laws in certain of our operating jurisdictions require items to be reported for tax purposes at different times than the items are reflected in our financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as expenses which are never deductible on our tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our financial statements. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. As of April 30, 2005, our valuation allowances amounted to $18.8 million primarily relating to certain state and tax carryforwards that are not likely to be realized. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense for which we have already taken a deduction in our tax returns, but have not yet recognized as expense in our financial statements. We have not recognized any United State tax expense on undistributed international earnings because we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings were approximately $54.0 million at April 30, 2005.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited or otherwise resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, fiscal 2001 through fiscal 2005 remain open for audit and the Internal Revenue Service is currently examining our tax returns for fiscal 2001 and 2002. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax reserves are included in deferred income taxes on the Consolidated Balance Sheet.

RESULTS OF OPERATIONS

	Fiscal Years Ended April 30,
Dollars in thousands	2005	2004	2003
Revenue	$517,322	$516,816	$512,369
Cost of sales	362,628	354,723	348,075
Gross profit	154,694	162,093	164,294
Operating expenses	155,317	143,599	143,263
Other (expense), net	(2,584)	(4,206)	(1,412)
(Loss) earnings from continuing operations before interest expense and provision (benefit) for income taxes	$ (3,207)	$ 14,288	$ 19,619
	=======	=======	=======
Gross profit %	29.9%	31.4%	32.1%
	=======	=======	=======

Certain reclassifications have been made to the prior year amounts to conform to the fiscal 2005 presentation including all warranty, installation, and training costs that were reclassified from Selling, General, and Administrative Expenses to Cost of Products Sold. All prior periods presented were reclassified to reflect these changes.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue. Revenue in dollars and as a percentage of consolidated revenue contributed in fiscal 2005 and 2004 by our businesses follows:

In thousands	Fiscal 2005		Fiscal 2004
Sign Making and Specialty Graphics	$274,233	53.0%	$278,615	53.9%
Apparel and Flexible Materials	170,367	32.9	160,134	31.0
Ophthalmic Lens Processing	72,722	14.1	78,067	15.1
	$517,322	100.0%	$516,816	100.0%
	=======	======	=======	======

As worldwide businesses, our operations are affected by global, regional, and industrial economic and political factors. Our geographic and industry diversity has helped limit the impact of any one industry or the economy of any single country on our consolidated operating results.

Revenue in dollars and as a percentage of consolidated revenue in fiscal 2005 and 2004 by geographic region follows:

In thousands	Fiscal 2005		Fiscal 2004
North America	$195,374	37.8%	$205,605	39.8%
Europe	220,384	42.6	214,865	41.6
Rest of World	101,564	19.6	96,346	18.6
	$517,322	100.0%	$516,816	100.0%
	=======	======	=======	======

During fiscal 2005, the strengthening of the Euro and British Pound Sterling in relation to the United States (U.S.) dollar had a significant favorable impact on the translation of foreign currency-denominated revenue into U.S. dollars. The favorable impact of foreign currency translation contributed $20.3 million to consolidated revenue in fiscal 2005. The favorable translation impact on our net loss, however, was completely offset by translated higher cost of sales, losses incurred on the settlement of forward exchange contracts and losses associated with foreign currency denominated accounts receivable and payable transactions. Adjusting for the favorable currency translation effect, we experienced higher revenue in the Apparel and Flexible Materials segment, primarily reflecting anticipated growth in Asian markets. Offsetting this growth, we reported lower revenue in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. The decline was attributable to several factors, including late introduction of new products to market coupled with market displacement of certain existing products, the withdrawal of a product from the Sign Making and Specialty Graphics segment, and mid-year business disruption resulting from our restructuring plans. Revenue from new products was not significant because the new products were introduced late in the fiscal year.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during fiscal 2005, 2004, and 2003.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Equipment revenue	31%	32%	36%
Aftermarket supplies and service revenue	69	68	64

Geographically our business volume was lower in North American and European regions and higher in the Rest of World region in fiscal 2005 as compared to fiscal 2004.

The North American decrease in business volume occurred primarily in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. The Sign Making and Specialty Graphics segment's sales were adversely affected by the late introduction of the Solara UV ink jet printer, overall lower sales of thermal imaging products and supplies attributable to ink jet competition, and a high level of product returns and the sales returns allowance caused by management's decision to withdraw from a product. Fiscal 2004 equipment sales to Kinkos of $3.4 million that did not, and were not expected to recur in fiscal 2005, also adversely affected fiscal 2005 results. The Ophthalmic Lens Processing segment's lower sales were primarily attributable to delays in the launch of new products and a mid-year sales force transition.

European business volume continued to be weak, especially in the Sign Making and Specialty Graphics segment. The decrease in business volume was primarily attributable to the factors affecting this segment's North American sales, management turnover in Italy, lower business levels in France following last year's warehouse consolidation with Germany, and the discontinuation of a non-strategic product line in fiscal 2004.

The higher business volume in the Rest of World region was largely attributable to the continued migration of apparel production to growth markets in the Apparel and Flexible Materials segment. In particular, our business volume in China increased significantly, reflecting both our market development efforts and the strength of end user markets.

Operating Charges. Our fiscal 2005 operating loss included pre-tax operating charges of $10.5 million. Of this amount, $8.9 million related to costs incurred in improving the operations of our Spandex business and as a result of management's decision to withdraw from a product in the Sign Making and Specialty Graphics segment. Of the remaining charges, $1.4 million were incurred by our Ophthalmic Lens Processing segment in relocating manufacturing operations from Muskogee, Oklahoma.

The total charges included $5.1 million of inventory and demonstration equipment write-downs, $1.8 million of revenue adjustments, $1.0 million of additional bad debt expense, $0.4 million of other fixed asset impairments, and $2.2 million of other operating charges. The inventory and demonstration equipment charges primarily related to Gerber Coburn and Spandex business re-engineering initiatives, product discontinuation costs, and changes in market value estimates of used equipment inventory, which were largely caused by the shorter product life cycle of ink jet imaging products. The balance of the inventory charge related to aftermarket inventory identified as in excess of Spandex's requirements. We identified the excess inventory based on improved information concerning demand patterns for inventory consumption in connection with the implementation of our enterprise resource planning system, SAP. The revenue adjustments were primarily related to an increase in estimated sales returns as a result of management's decision to discontinue a product. The bad debt expense was primarily related to management turnover at Spandex's Italian business. Other operating charges of $2.2 million included adjustments relating to prior periods in the amount of $1.2 million. We have concluded that the adjustments related to prior periods were not material to either the prior periods or to the current year and do not change, either individually or in the aggregate, the reported earnings amounts or earnings trends for those periods affected or a fair presentation of our results of operations and financial condition. Of the aggregate pre-tax charges, $1.8 million were recorded as a reduction of sales, $6.0 million in cost of products sold, and $2.7 million in selling, general, and administrative ("S,G,&A") expenses.

Gross Profit Margins. Gross profit as a percentage of revenue in fiscal 2005 was 29.9 percent compared to 31.4 percent in fiscal 2004. The decrease was primarily attributable to lower business volume and increased inventory reserve requirements, and the adverse effect of a discontinued product. Sales volume had the effect of reducing gross profit in fiscal 2005 by approximately $5.8 million from fiscal 2004, while sales mix lowered gross profit by $0.4 million. Revenue adjustments of $1.8 million, inventory write-down charges of $5.1 million and increased warranty expense associated with the discontinuance of a product of $0.7 million also significantly lowered fiscal 2005 gross profit. Gross profit was also adversely affected in fiscal 2005 by lower pricing of $0.5 million, primarily in targeted growth markets to gain market share. These factors were partially offset by favorable effects of foreign currency translation and cost reduction savings. Fiscal 2004 results included inventory write-down charges of $1.4 million, primarily related to Spandex and Gerber Coburn business re-engineering initiatives.

Selling, General, & Administrative Expenses. S,G,&A expenses as a percentage of revenue were 24.6 percent in fiscal 2005 compared to 22.4 percent in fiscal 2004.

Foreign currency translation increased S,G,&A by $4.9 million over the prior year. Excluding this impact, S,G,&A expenses increased $6.4 million in fiscal 2005 from fiscal 2004. The fiscal 2005 increase was primarily attributable to Sarbanes-Oxley compliance expenses of $3.4 million, operating charges of $2.7 million referred to above and the absence of insurance proceeds of $1.9 million received in fiscal 2004. The effect of these factors was offset in part by a decrease of $2.7 million in pension expense attributable to pension plan amendments and a decrease of $0.7 million in legal expenses.

Research and Development. Research and development ("R&D") expenses as a percentage of revenue were 4.8 percent in fiscal 2005 as compared to 4.9 percent in fiscal 2004. R&D expenses reflected active product development in both years.

Restructuring Charges.
Fiscal 2005 Charges. During fiscal 2005, we incurred $3.0 million of restructuring charges by implementing the final phase of our three-year shared services restructuring plan. Of these charges, $1.5 million of employee severance was attributable to the relocation of the Ophthalmic Lens Processing segment's manufacturing facility from Muskogee, Oklahoma. Employee separation costs related to the organizational realignment of our Sign Making and Specialty Graphics European business were $1.0 million. We also entered into a sublease agreement for one of our Sign Making and Specialty Graphics leased facilities, which caused an increase to a previously established restructuring rent accrual of $0.4 million, attributable to a change in estimates.

The Ophthalmic Lens Processing employee separations resulting from the Muskogee facility relocation are expected to result in Cost of Products Sold and S,G,&A cost savings of $1.9 million in fiscal 2006. The total net annual cost savings from the entire facility relocation are expected to be $3.0 million. The Sign Making and Specialty Graphics segment's cost savings from the employee separations should be $1.1 million annually.

If the amount, or timing, of our sublease or employee separation estimates differ from our estimates at April 30, 2005, the difference will be recognized within restructuring expense.

Fiscal 2004 Charges. During fiscal 2004, we incurred $2.5 million of restructuring charges by implementing actions necessitated by the second year of our business re-engineering plan. We ceased to use a leased facility, which resulted in a $2.0 million charge for the net present value of expected future lease costs, within the Sign Making and Specialty Graphics segment. The initial transition of the Ophthalmic Lens Processing segment operations to the shared services program resulted in $0.3 million of employee separation and international facility consolidation costs. We also exited a product line within the Sign Making and Specialty Graphics segment, which resulted in $0.2 million of employee separation costs.

We expect that the vacant leased facility will result in reduced S,G,&A expenses of $0.2 million annually and cash flow from sublease income of $0.6 million annually over the life of the lease. The initial transition of the Ophthalmic Lens Processing segment operations to the shared services program is expected to result in reduced S,G,&A expenses and cash flow savings of $1.2 million annually. We anticipated that annual savings resulting from exiting the insignificant product line will be approximately $0.5 million.

Rollforward of Restructuring Reserves. The table below shows the restructuring accruals established by fiscal year from April 30, 2004 to April 30, 2005:

In thousands	April 30, 2004	Fiscal 2005 Expense	Fiscal 2005 Cash Payments	April 30, 2005
Fiscal 2005	$ ---	$ 2,603	$(1,700)	$ 903
Fiscal 2004	1,896	428	(484)	1,840
Fiscal 2003	226	---	(140)	86
Fiscal 2002	250	---	---	250
	$ 2,372	$ 3,031	$(2,324)	$ 3,079
	======	=====	======	======

The ending accrual balances at April 30, 2005 were for employee separation costs and facility consolidation costs. We expect that all accruals will be paid in fiscal 2006, except for the vacant leased facility. The lease accrual will be paid over the life of the lease, through fiscal 2019.

Other Expense, Net. Other expense, net of $2.6 million in fiscal 2005 decreased $1.6 million from fiscal 2004. The decrease was primarily attributable to reduced foreign currency transaction losses, which reflected the strength of the Euro and British Pound Sterling against the United States dollar. These losses were $1.1 million in fiscal 2005 compared to $2.8 million in fiscal 2004. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another. In addition, Other Expense, Net for fiscal 2005 included a $0.7 million gain on the sale of certain fixed assets used in the Muskogee, Oklahoma facility, which was relocated. Higher legal settlement costs and patent write-off costs slightly offset the favorable impacts of foreign currency and the gain on the sale of assets.

Interest Expense. Interest expense decreased $5.3 million in fiscal 2005 from fiscal 2004. The decrease primarily resulted from lower average debt balances in fiscal 2005. Average debt balances under our credit facility decreased to $48.0 million in fiscal 2005 from $75.3 million in fiscal 2004 as a result of our debt reduction strategy. The fiscal 2005 weighted average interest rates of our credit facility debt, inclusive of deferred debt issue costs amortized, was 13.5 percent compared to 16.0 percent in fiscal 2004.

Income Tax Expense. Our consolidated tax rate was a benefit of 44.1 percent in fiscal 2005 and 151.2 percent in fiscal 2004. In fiscal 2004 we reversed a tax reserve of $2.2 million, which was the result of the favorable resolution of a prior year foreign tax issue. We also recorded a $0.7 million tax benefit because of a change in the tax law in a foreign jurisdiction, which reduced the valuation allowance on certain net operating losses in fiscal 2004. Adjusting for these benefits, our fiscal 2004 consolidated tax rate would have been a benefit of 22.1 percent. The difference from the statutory rate of 35.0 percent for both periods was primarily attributable to benefits related to foreign tax planning strategies, tax credits based on research and development costs, and export tax incentives.

A proposed tax legislation change in a foreign jurisdiction, if enacted, could adversely affect certain tax benefits attributable to one of our foreign tax planning strategies. However, we are unable to estimate the impact of the proposed legislation on the fiscal 2006 effective tax rate until details regarding the applicability and transition rules of the proposal are made available, which we expect to occur during fiscal 2006.

Net (loss) earnings. As a result of the foregoing operating results, the net loss in fiscal 2005 was $5.6 million ($0.25 per diluted share) compared to net earnings of $5.5 million ($0.25 per diluted share) in fiscal 2004.

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

Geographically there was continued weakness in the North American Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. While overall economic conditions in the United States improved, the transition of sign and specialty graphics production to lower cost imaging systems (including ink jet systems) and competition from ink jet systems suppressed capital equipment sales of our Sign Making and Specialty Graphics equipment. U.S. Ophthalmic Lens Processing segment business volume was lower in fiscal 2004 because of unusually high demand in fiscal 2003 from major retail chains that did not recur, sluggish market conditions, industry consolidation, and some disruption caused by our restructuring initiatives. These decreases were partially offset by higher business volume later in fiscal 2004 in our Apparel and Flexible Materials segment, where improved economic conditions in the industrial and automotive markets resulted in higher capital equipment shipments.

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

The lower business volume in the Rest of World markets was largely the result of lower Apparel and Flexible Materials segment sales. Trade quota developments created uncertainty that prolonged the existing automation lag in many of these emerging markets.

Gross Profit. Gross profit as a percentage of revenue in fiscal 2004 was 31.4 percent compared to 32.1 percent in fiscal 2003. The decrease was primarily attributable to lower sales volume and related unfavorable overhead variances, competitive pricing, increased pension costs, and costs associated with shared services restructuring in both the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. These higher costs reflected increased write-downs of inventory, increased freight costs caused primarily by the need to expedite shipments and receipts, and increased employee severance costs. These factors were partially offset by shared services and other cost reductions implemented during fiscal years 2004 and 2003.

Selling, General, & Administrative Expenses. S,G,&A expenses as a percentage of revenue were 22.4 percent in fiscal 2004 compared to 22.6 percent in fiscal 2003.

Adjusting for the effect of foreign currency translation, S,G,&A expenses decreased $8.3 million in fiscal 2004 from fiscal 2003. The decrease was primarily attributable to lower incentive compensation, lower legal and professional expenses, including insurance proceeds of $1.9 million for costs previously incurred, associated with an SEC investigation that was settled, and savings from cost reduction which we implemented. Higher pension expense, shared services and SAP implementation expenses, and directors' and officers' insurance expense partially offset the effect of these decreases.

Restructuring Charges
Fiscal 2004 Charges. During fiscal 2003, we began implementation of a three-year shared services restructuring plan that was designed to generate operating efficiencies through the elimination of redundant workforce, production and warehouse facility consolidation, strategic purchasing, inventory management, and improved freight and logistics management. In fiscal 2004, we recorded restructuring charges of $2.5 million. These charges consisted primarily of the net present value of expected future lease costs of $2.0 million expensed when we ceased to use a facility within the Sign Making and Specialty Graphics segment because of a facility consolidation. The charges also consisted of employee separation costs and other facility consolidation charges associated with the transition of the Ophthalmic Lens Processing segment's operations to the shared services program of $0.3 million and costs of $0.2 million to exit a product line within the Sign Making and Specialty Graphics segment.

Fiscal 2003 Charges. During fiscal 2003, we recorded pre-tax restructuring charges of $1.4 million associated with the implementation of our shared services restructuring plan between Gerber Technology and Gerber Scientific Products. In addition, we recorded charges of $0.5 million as restructuring costs to consolidate Sign Making and Specialty Graphics segment warehouses in France and Germany. Of these charges, $1.5 million related to employee severance charges for the elimination of redundant positions and $0.4 million related to the net present value of expected future lease costs at the cease-use date of a dormant facility. Charges associated with operating segments were $1.2 million for Apparel and Flexible Materials and $0.7 million for Sign Making and Specialty Graphics. The first year of the shared services restructuring plan was completed as of April 30, 2003, although cash payments, which are expected to be funded by cash generated from operations, will continue through fiscal 2006.

Reversals of Restructuring Reserves. The reversals of previously established restructuring reserves of $0.3 million in fiscal 2003 were recorded in the Consolidated Statements of Operations as "Restructuring charges," which is where the accruals were originally recorded.

See Note 13 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K for further discussion of the restructuring charges.

Other Expense, Net. Other expense, net of $4.2 million in fiscal 2004 increased from the fiscal 2003 level of $1.4 million primarily because of higher foreign currency transaction losses, which reflected the weakness of the U.S. dollar. These losses were $2.8 million in fiscal 2004 compared to $0.9 million in fiscal 2003.

Interest Expense. Interest expense increased $3.9 million in fiscal 2004 compared to fiscal 2003. The increase was the result of higher interest rates associated with the senior credit facilities entered into on May 9, 2003. The effect of higher interest rates was partially offset by a lower weighted average debt balance in fiscal 2004. The weighted average interest rate applicable to debt outstanding, inclusive of deferred debt issuance costs amortized in fiscal 2004, was 11.5 percent for the revolving credit facility borrowings, 17.3 percent for term debt, and 16.0 percent for total debt.

Income Tax Expense. Our reported effective tax rate was a benefit of 151.2 percent for fiscal 2004. In fiscal 2004, we reversed a $2.2 million tax reserve, which was the result of the favorable resolution of a prior year foreign tax issue. We also recorded a $0.7 million tax benefit because of a change in the tax law in a foreign jurisdiction, which reduced the valuation allowance on certain net operating losses. Adjusting for these benefits, our consolidated tax rate from continuing operations would have been a benefit of 22.1 percent for fiscal 2004 compared to the statutory rate of 35.0 percent. The difference from the statutory rate was primarily attributable to benefits related to foreign tax planning strategies, tax credits based on research and development costs, and export tax incentives.

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

Net earnings. As a result of the foregoing operating results, net earnings in fiscal 2004 were $5.5 million ($0.25 per diluted share) compared to net earnings of $9.7 million ($0.43 per diluted share). Excluding the income and a gain from discontinued operations in fiscal 2003, diluted earnings from continuing operations per share was $0.37.

SEGMENT REVIEW

Sign Making and Specialty Graphics
	Fiscal Years Ended April 30,
Dollars in thousands	2005	2004	2003
Revenue	$274,233	$278,615	$269,408
Cost of sales	205,887	201,263	193,023
Gross profit	68,346	77,352	76,385
Operating expenses	69,445	66,269	59,315
Other (expense), net	(1,639)	(2,004)	(438)
Segment (loss) profit	$ (2,738)	$ 9,079	$ 16,632
	=======	=======	=======
Gross profit %	24.9%	27.8%	28.4%
	=======	=======	=======

Fiscal Year 2005 Compared to Fiscal Year 2004

Fiscal 2005 segment revenue decreased $4.4 million from fiscal 2004. Adjusting for the effect of foreign currency translation, segment revenue for fiscal 2005 decreased $19.8 million from fiscal 2004. Sales were adversely affected by the late introduction of the Solara UV ink jet printer, lower sales of thermal imaging products and supplies attributable to ink jet competition, and a high level of product returns and the sales returns allowance caused by a product discontinuance. Equipment sales to Kinkos of $3.4 million in fiscal 2004 that did not, and were not expected to, recur in fiscal 2005, also adversely affected fiscal 2005 results. Aftermarket supplies and service revenue were lower because of management turnover in Italy, lower business levels in France following last year's warehouse consolidation, and the discontinuation of a non-strategic product line in fiscal 2004.

Segment loss for fiscal 2005 was $11.8 million lower than segment profit for fiscal 2004. The decrease was attributable to the effects of lower business volume of approximately $8.5 million, revenue adjustments primarily caused by the product discontinuance of $1.8 million, and other inventory write-down, asset impairment charges, and increased warranty charges totaling $5.8 million. Also included in the fiscal 2005 segment loss was $1.0 million of prior period adjustments attributable to the accounting for an operating lease containing fixed rent escalation charges of $0.6 million and an intercompany transaction of $0.4 million. These items were offset by the favorable effects of foreign currency translation and hedging of approximately $2.4 million, lower restructuring charges of $0.7 million, lower pension expense of $1.2 million, and savings from cost reductions.

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment revenue increased $9.2 million, or 3.4 percent, over fiscal year 2003.  Foreign currency translation had the effect of increasing segment revenue by approximately $28.2 million in fiscal 2004. Holding foreign currency translation rates constant, the lower segment revenue in fiscal 2004 was largely attributable to disruption in our French operations due to restructuring efforts earlier in fiscal 2004, sluggish market growth in Europe and Canada, competition for ink jet imaging products, and the discontinuation of a product line.

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

During fiscal 2004, we relocated certain manufacturing processes within the United States, resulting in a leased dormant facility. We recorded a restructuring charge of $2.0 million, which represented the present value of expected future lease costs over the remaining life of the lease, reduced by anticipated sub-lease income.

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

Apparel and Flexible Materials
	Fiscal Years Ended April 30,
Dollars in thousands	2005	2004	2003
Revenue	$170,367	$160,134	$154,140
Cost of sales	99,948	92,883	89,092
Gross profit	70,419	67,251	65,048
Operating expenses	49,578	47,097	50,724
Other (expense), net	(940)	(973)	(973)
Segment profit	$ 19,901	$ 19,181	$ 13,351
	=======	=======	=======
Gross profit %	41.3%	42.0%	42.2%
	=======	=======	=======

Fiscal Year 2005 Compared to Fiscal Year 2004

Segment revenue for fiscal 2005 increased $10.2 million over fiscal 2004. Foreign currency translation had the effect of increasing segment revenue by approximately $3.7 million over fiscal 2004. Revenue growth generally occurred across all product lines and was particularly strong in targeted growth markets, including China. Growth continued in Asia and was stimulated by strength in end-user markets attributable to apparel production migration from mature markets.

Our primary objective for this segment remains to increase market share in growth markets, particularly China. To achieve this objective, we have significantly increased our investment in China by adding product design, engineering, and manufacturing personnel and expanding the range of products that are engineered specifically for the Chinese market. The lifting of the quotas mandated by the World Trade Organization, which occurred on December 31, 2004, is expected to have a significant favorable impact on the success of our China initiative, since it is anticipated to benefit China at the expense of other apparel producing countries. The benefit to China is expected to be significant; however, the United States and other countries have planned, and introduced in some cases, protective trade measures. The timing of the benefit to China of the lifting of quotas, therefore, remains uncertain.

Segment profit for fiscal 2005 was $0.7 million higher than for fiscal 2004. This increase was primarily attributable to both the favorable effects of foreign currency translation and hedging of $3.7 million and increased business volume of approximately $3.8 million. These factors were offset primarily by unfavorable mix of $1.3 million, price reductions of approximately $1.2 million in targeted growth markets implemented to gain market share, higher new product and market development costs related to those markets, and higher installation and training expenses reflecting higher multi-ply cutting equipment shipments of approximately $0.7 million.

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment revenue for fiscal 2004 increased $6.0 million, or 3.9 percent, from fiscal 2003. Foreign currency translation had the effect of increasing segment revenue by approximately $7.3 million in fiscal 2004 compared to fiscal 2003. Holding foreign currency translation rates constant, revenue decreased slightly in fiscal 2004 from fiscal 2003.

On a geographic basis, revenue increased in North America, was essentially the same in the Europe, and declined in the Rest of World region. The increase in North American business volume in fiscal 2004 reflected a trend that became discernible in the fiscal 2004 third quarter because of improving economic conditions in the United States. In addition, we experienced improvement in sales of our higher margin WebPDM software and single-ply cutting systems, indicating strengthening automotive and industrial markets.  Currency-adjusted European revenue continued to be substantially the same as in fiscal 2003 because of weak economic conditions in Western Europe and the continued apparel production migration to emerging markets.  We also experienced some revenue improvement in Central and Eastern European markets, primarily Turkey. The apparel production migration was accompanied by an automation lag in many emerging markets, which, along with economic uncertainty, caused segment revenue shortfalls in the Rest of World region from fiscal 2003 levels. Apparel trade quota developments had the effect of extending this factory automation lag in many of these countries, although revenue levels in target growth markets such as China and India remain strong.

Gross profit as a percentage of revenue was lower in fiscal 2004 compared to fiscal 2003. The decrease was primarily attributable to competitive pricing and increased write-downs of inventory, which was largely caused by the continued aging of mature products in the installed base. These factors were offset by cost reductions associated with our shared services restructuring plan.

Segment profit increased in fiscal 2004 over fiscal 2003. In addition to the factors affecting gross profit, this increase was primarily attributable to lower fiscal 2004 incentive compensation, savings from cost reductions associated with our shared services restructuring plan, lower fiscal 2004 restructuring and related charges, and lower depreciation and amortization expense resulting from reduced capital expenditures in fiscal years 2004 and 2003. Higher pension expense partially offset the effects of these reductions.

Ophthalmic Lens Processing
	Fiscal Years Ended April 30,
Dollars in thousands	2005	2004	2003
Revenue	$ 72,722	$ 78,067	$ 88,821
Cost of sales	56,793	60,577	65,960
Gross profit	15,929	17,490	22,861
Operating expenses	18,625	17,590	17,032
Other income (expense), net	208	(291)	(127)
Segment (loss) profit	$ (2,488)	$ (391)	$ 5,702
	=======	=======	======
Gross profit %	21.9%	22.4%	25.7%
	=======	=======	======

Fiscal Year 2005 Compared to Fiscal Year 2004

Segment revenue for fiscal 2005 decreased $5.3 million from fiscal 2004. Foreign currency translation had the effect of increasing segment revenue by approximately $1.2 million over fiscal 2004. The revenue decrease was attributable to new product launch delays and the transition to an in-house sales force for a market segment.

We announced in the fiscal 2005 first quarter our plan to relocate the manufacturing operations of this segment located in Oklahoma. This move, which was completed in fiscal 2005, is expected to generate approximately $3.0 million of annual savings. In fiscal 2005, we recorded $1.5 million of restructuring charges for employee separations related to this action.

Segment loss for fiscal 2005 increased $2.1 million from fiscal 2004. The decline was primarily attributable to higher restructuring charges of $1.1 million, lower business volume of approximately $1.0 million, and other operating charges of $1.4 million. These operating charges included inventory adjustments of $1.2 million, partially from relocating our manufacturing operations. Pension expense was lower by $0.3 million, partially offsetting these items.

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment revenue for fiscal 2004 decreased $10.8 million, or 12.1 percent, from fiscal 2003. Foreign currency translation had the effect of increasing segment revenue by approximately $2.0 million in fiscal 2004 compared to fiscal 2003. Holding foreign currency translation rates constant, segment revenue decreased $12.7 million, or 14.3 percent, from fiscal 2003. Fiscal 2003 revenue included $12.0 million of automated lens processing equipment sales to large United States retail and discount chains that were not repeated, and were not anticipated to be repeated, in fiscal 2004. This fluctuation indicates the segment's dependence on the capital spending of a relatively small number of large retail and discount chain customers.  Excluding these sales to large customers, fiscal 2004 revenue was consistent with fiscal 2003.

Gross profit as a percentage of revenue in fiscal 2004 decreased from fiscal 2003. Lower sales volume, higher materials cost caused by the weaker U.S. dollar, and fiscal 2004 shared services transition costs, which included higher severance, freight, and inventory write-downs, contributed to the gross margin decrease.

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

Corporate and Other Expenses
	Fiscal Years Ended April 30,
In thousands	2005	2004	2003
Operating expenses	$(17,669)	$ (12,643)	$(16,192)
Other (expense)/income, net	(213)	(938)	126
Corporate expenses, net	$(17,882)	$(13,581)	$(16,066)
	=======	=======	=======

Fiscal Year 2005 Compared to Fiscal Year 2004

Corporate expenses, net, for fiscal 2005 were $4.3 million higher than fiscal 2004. This increase was primarily attributable to Sarbanes-Oxley compliance expenses of $3.4 million and the absence of insurance proceeds of $1.9 million received in fiscal 2004. Partially offsetting these items were lower pension expense of $0.7 million and the fiscal 2004 write-off of $0.3 million of deferred debt issuance costs related to the previous credit facility.

Fiscal Year 2004 Compared to Fiscal Year 2003

Fiscal 2004 corporate operating expenses were lower than fiscal 2003 primarily because of lower legal and professional expenses, including insurance proceeds of $1.9 million for costs previously incurred, associated with an SEC investigation that was settled, and lower incentive compensation. Higher pension expense and higher directors' and officers' insurance expense partially offset the positive effect of the foregoing factors.

Other (expense)/income, net for fiscal 2004 reflected foreign exchange transaction losses and the write-off in the first quarter of fiscal 2004 of deferred debt issuance costs of $0.3 million related to the previous credit facility that was in place through May 9, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements, both in the short term and long term, will be to fund operating and capital expenditures, product development, our restructuring actions initiated in previous years, expansion in China, pension plan funding, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. Our sources of liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products; a deterioration in certain of our financial ratios; additional charges that may be required because of weak market conditions, market changes, and delayed product introductions; and our ability to achieve the operational efficiencies we expect.

We believe that cash on hand, cash flow we expect from operations, and borrowings we anticipate to be available under our revolving credit facility will enable us to meet our primary ongoing cash requirements for at least the next 12 months. Thereafter, significant operating, capital, and product development expenditures may be required to meet expected growth in the demand for products. We currently expect that we will fund our future expenditures primarily from operations and revolving credit facility borrowings. We may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. Management intends to refinance the Company's existing credit facilities to more favorable terms and conditions in fiscal 2006. A complete refinancing of the credit facilities would result in expensing deferred debt issuance costs to Other Expense, Net, that are currently amortized over the life of the loans. At April 30, 2005, deferred debt issuance costs included in Other Assets related to the credit facilities were $3.2 million. There can be no assurance as to whether, or as to the terms on which, we will be able to obtain such debt or equity financing.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	April 30, 2005	April 30, 2004
Cash and cash equivalents	$ 6,148	$ 6,371
Total debt	45,742	59,021
Net debt (total debt less cash and cash equivalents)	39,594	52,650
Shareholders' equity	115,806	117,602
Total capital (net debt plus shareholders' equity)	155,400	170,252
Net debt-to-total capital ratio	25.5%	30.9%

Cash Flows. In fiscal 2005, we generated $17.8 million of cash from operating activities, which represented a decrease of $1.4 million from fiscal 2004. This decrease was primarily attributable to the operating loss and related increase in deferred income taxes and an increase in inventory. The inventory increase, which was offset by a corresponding increase in accounts payable, was associated with increasing inventory requirements for new products introduced in the fourth quarter. Fiscal 2005 cash flows were positively affected by incentive compensation payments in fiscal 2004 of $9.2 million (based on fiscal 2003 results) that did not recur in fiscal 2005, higher accounts receivable collections, and better cash management.

Cash from operating activities in fiscal 2005 was used to reduce our debt and short-term lines of credit by $13.4 million and to fund capital expenditures and intangible asset additions of $6.2 million.

In fiscal 2004, we generated $19.3 million of cash from operating activities compared to $42.0 million in fiscal 2003. The decrease was attributable to lower operating earnings and less cash generated from non-cash working capital. Cash generated from non-cash, currency-adjusted working capital in fiscal 2004 reflected a $2.4 million decrease in accounts receivable because of the lower sales volume, a $4.1 million decrease in inventories resulting from strategic inventory levels associated with our shared services restructuring initiative, and a $2.0 million decrease in prepaid expenses reflecting tax refunds received. These decreases were offset by lower accounts payable and accrued expense balances of $4.1 million, which primarily reflected incentive compensation payments made in fiscal 2004 relating to fiscal 2003 results. There was no incentive compensation accrual relating to fiscal 2004 results as of April 30, 2004.

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

Cash from operating activities in fiscal 2003, together with proceeds from asset sales of $3.9 million and proceeds from the sale of a disposed business of $6.6 million, was used to reduce our debt by $43.8 million, pay costs associated with renegotiating our credit facilities of $1.8 million, increase our cash balances, and fund capital expenditures and intangible asset additions of $4.5 million.

Financial Condition. Net accounts receivable decreased to $89.8 million at April 30, 2005 from $90.5 million at April 30, 2004. This decrease was the result of an increase to the allowance for doubtful accounts of $3.8 million and higher sales return allowances of $1.1 million related to a product discontinuance in the Sign Making and Specialty Graphics segment. The decrease was partially offset by the favorable effect of foreign currency translation attributable to the weaker U.S. dollar at April 30, 2005 compared to April 30, 2004. Days of sales outstanding in ending accounts receivable was 61 at April 30, 2005 compared to 60 at April 30, 2004.

Net inventories increased to $52.4 million at April 30, 2005 from $49.7 million at April 30, 2004. The increase, which was partially offset by increased inventory mark-downs, was primarily attributable to inventory levels associated with new products to be released to markets in fiscal 2006 and the favorable foreign currency translation effect noted above. Inventory turnover was 7.3 times annually at April 30, 2005 and at April 30, 2004.

Prepaid expenses and other current assets decreased to $6.3 million at April 30, 2005 from $7.4 million at April 30, 2004 primarily because of tax refunds received. The effect of these refunds was partially offset by the favorable foreign currency translation effect noted above.

Net property, plant, and equipment decreased to $39.9 million at April 30, 2005 from $42.6 million at April 30, 2004, reflecting depreciation expense of $10.6 million and asset sales. Capital expenditures of $5.7 million and the favorable foreign currency translation effect noted above partially offset the decrease. Capital expenditures in fiscal 2006 are expected to be approximately $8.0 million to $9.0 million, primarily investments in information technology and production tooling.

Net goodwill, patents and other intangible assets increased to $57.7 million at April 30, 2005 from $57.0 million at April 30, 2004 primarily because of the favorable foreign currency translation effect noted above and intangible asset additions of $0.5 million. This increase was partially offset by amortization expense of $0.5 million.

Other assets decreased to $6.0 million at April 30, 2005 from $7.7 million at April 30, 2004, which was primarily caused by the amortization of capitalized debt issuance costs of $1.6 million.

Accounts payable and other current liabilities, excluding the current portion of long-term debt, increased to $104.1 million at April 30, 2005 from $89.5 million at April 30, 2004. The increase was caused by higher inventory purchases late in the fiscal year for new product development, an increase in income taxes payable caused by higher income in certain foreign locations and the timing of payments to foreign governments, and foreign currency translation resulting from the weaker U.S. dollar at April 30, 2005 compared to April 30, 2004.

See Notes 7 and 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this annual report on Form 10-K for information concerning deferred taxes and prepaid pension costs and accrued pension benefit liability, respectively.

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

Under the Revolver, there are no required principal payments prior to maturity, although the amount of the revolving credit commitment is subject to reduction. Commitment reductions or termination, at our option, under the Revolver are permitted at any time without a fee. Borrowings under the Revolver are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at our option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Bank of America's base rate. The initial applicable margin for borrowings under the Revolver was 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver were subject to adjustment based on the relationship between our Total Funded Debt to EBITDA, as defined in the Credit Facilities. The applicable margin for borrowings under the Revolver was 1.0 percent over the base rate and 2.5 percent over LIBOR at April 30, 2005. The weighted average interest rate of the Revolver during fiscal 2005, inclusive of deferred debt issuance costs amortized, was 8.5 percent.

The Term Loans are due and payable on May 9, 2007. Subject to certain exceptions, mandatory principal prepayments under the Term Loans are required with cash proceeds of debt issuances, asset sales, casualty events, and excess cash flow. Optional principal prepayments in full are subject to a premium, which reduces over the life of the Term Loans. The premium is subject to reduction over the life of the Term Loans and was initially 1.375 percent of the principal balance and at April 30, 2005 and 2004. At July 9, 2005, the premium decreases to 0.75 percent and to 0.50 percent at July 9, 2006. Subsequent to the July 9, 2004 amendment, obligations under the Term Loans bear interest at a floating rate of 6 percent over the prime rate. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.00 percent or higher than 7.25 percent. In addition, an annual fee amounting to 1.00 percent of the average monthly balance of the Term Loans is required to be paid on each anniversary of the loan closing date. The anniversary fee is subject to a 0.50 percentage point reduction when certain EBITDA levels are achieved. The weighted average interest rate of the Term Loans during fiscal 2005, inclusive of deferred debt issuance costs amortized, was 17.9 percent.

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

We are required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Revolver agreement, including minimum fixed charge coverage ratios and maximum ratios of total liabilities to tangible capital base. The agreement also contains operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates and legal entity changes. The fiscal 2005 operating loss caused us to not meet certain financial tests or maintain financial ratios at April 30, 2005. We obtained a waiver under those covenants from our lenders as of April 30, 2005.

We are also required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Term Loans agreement, including ratios of Maximum Total Funded Debt to EBITDA (as defined in the Term Loans agreement) and minimum fixed charge coverage ratios. The agreement also includes operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, and transactions with affiliates. The fiscal 2005 operating loss caused us to not meet certain financial covenants at April 30, 2005. We obtained a waiver under those covenants from our lenders as of April 30, 2005.

The fees associated with these waivers totaled $0.3 million.

The following table summarizes the financial covenant requirements under our Credit Facilities as of April 30, 2005 prior to obtaining waivers under these covenants:

Covenant	Requirement	Actual at April 30, 2005
Minimum Fixed Charge Coverage Ratio	1.75 to 1.0	0.00 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	2.90 to 1.0	3.80 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.00 to 1.0	5.38 to 1.0

On July 12, 2005, we amended our Revolver and Term Loans agreements. The amendments:

  Modified certain financial covenants as follows:
	Maximum Total Funded Debt to EBITDA	Minimum Fixed Charge Coverage Ratio	Maximum Total Liabilities to Tangible Capital Base Ratio
Fiscal 2006 first quarter	2.8 to 1.0	0.7 to 1.0	4.0 to 1.0
Fiscal 2006 second quarter	2.2 to 1.0	0.9 to 1.0	4.0 to 1.0
Fiscal 2006 third quarter	1.875 to 1.0	0.9 to 1.0	3.75 to 1.0
Fiscal 2006 fourth quarter	1.875 to 1.0	1.1 to 1.0	3.5 to 1.0
Fiscal 2007 first quarter	1.875 to 1.0	1.25 to 1.0	3.25 to 1.0
Fiscal 2007 second quarter	1.875 to 1.0	1.5 to 1.0	3.0 to 1.0
Fiscal 2007 third quarter	1.875 to 1.0	1.5 to 1.0	2.75 to 1.0
Fiscal 2007 fourth quarter	1.875 to 1.0	1.75 to 1.0	2.5 to 1.0

  Modified the maximum capital expenditures covenant to limit expenditures to no more than $9.5 million annually.

The fees associated with these amendments totaled $0.1 million.

Industrial Revenue Bonds
At April 30, 2005 and 2004, our long-term debt also included tax-exempt industrial revenue bonds amounting to $6.0 million. The weighted-average interest rate on this debt was 1.5 percent at April 30, 2005 and 0.9 percent at April 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

Our lease financing arrangements constitute our only off-balance sheet arrangements as defined in Item 303(4) of the SEC's Regulation S-K. We have agreements with a major financial services institution to provide lease financing to purchasers of our equipment. These leases typically have terms ranging from three to five years. At April 30, 2005, the amount of lease receivables financed under these agreements was $32.0 million and the amount that was subject to recourse provisions was approximately $12.8 million. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, we have liability to the financial services institution under the recourse provisions to the extent the financial services institution repossesses the equipment and returns it to us. We then resell the equipment if possible, the proceeds of which are expected to cover a majority of our liability to the financial services institution. As of April 30, 2005, we have recorded a $0.8 million liability that reflects the undiscounted accrual of the expected losses under the recourse provisions.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

At April 30, 2005, we had the following contractual cash obligations and commercial commitments (including restructuring related commitments):

Payments Due by Period
In thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$ 45,742	$ ---	$39,742	$ ---	$ 6,000
Lease obligations	67,695	7,899	13,271	10,872	35,653
Inventory purchase obligations	5,772	5,295	470	7	---
Pension funding	3,112	3,112	---	---	---
Total	$122,321	$16,306	$53,483	$10,879	$41,653
	=======	======	======	======	======

This table includes approximately $3.1 million of non-discretionary pension contributions expected in fiscal 2006 for the qualified pension plan. This amount of non-discretionary pension contribution assumes that current minimum funding requirements continue unchanged. We expect to make additional cash contributions subsequent to fiscal 2006; however, these amounts have been excluded from the table, since the timing of such contributions is based on plan assumptions that may materially differ from actual plan activities.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2004, the SEC delayed the required adoption date for SFAS 123R, which is now effective for all fiscal years beginning after June 15, 2005 and we are adopting the pronouncement on May 1, 2006 using the modified prospective method. We are currently evaluating the impact of SFAS No. 123R on our consolidated financial position and results of operations. See Note 1 in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for information related to the pro forma effects on our reported net (loss) earnings and net (loss) earnings per share of applying the fair value-recognition provisions of the previous SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS No. 154 is effective for us May 1, 2006. In the event of an accounting principle change as described by SFAS No. 154, we will comply with SFAS No. 154 unless other specific transitional guidance is available in fiscal 2007 and thereafter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK.

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exposures.  Foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company may use forward exchange contracts. These contracts are viewed as risk management tools and are not used for trading or speculative purposes. At April 30, 2005, the Company was not party to any forward exchange contracts.

Interest Rate Exposures.  The Company is subject to market risk from exposure to changes in interest rates because it finances its operations through variable interest rate debt. At April 30, 2005, obligations under the Revolver bore interest at a floating rate, which was, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Bank of America's base rate. The applicable margins under the Revolver are subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities. At April 30, 2005, obligations under the Term Loans bore interest at a floating rate of 6 percent over the prime rate. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.00 percent or higher than 7.25 percent. A change of one percentage point in the interest rate applicable to the Company's $39.7 million of variable-rate Credit Facilities debt at April 30, 2005 would result in a fluctuation of approximately $0.4 million in its annual interest expense.

At April 30, 2005, obligations under the outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds have an interest rate that is adjusted weekly to maintain market value at par. A change of one percentage point in the interest rate applicable to the Company's $6.0 million of these bonds would result in a fluctuation of approximately $0.1 million in its annual interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Operations

	For years ended April 30,
In thousands except per share data	2005	2004	2003
Revenue:
Product sales	$ 458,055	$ 460,466	$ 458,604
Service sales	59,267	56,350	53,765
	517,322	516,816	512,369
Costs and Expenses:
Cost of products sold	323,392	319,468	318,873
Cost of services sold	39,236	35,255	29,202
Selling, general, and administrative	127,249	115,910	115,668
Research and development	25,037	25,207	25,756
Restructuring charges	3,031	2,482	1,664
Write-down of assets	---	---	175
	517,945	498,322	491,338

Operating (loss) income	(623)	18,494	21,031

Other expense, net	(2,584)	(4,206)	(1,412)
Interest expense	(6,747)	(12,085)	(8,190)

(Loss) earnings from continuing operations before income taxes	(9,954)	2,203	11,429
(Benefit) provision for income taxes	(4,393)	(3,331)	3,164
(Loss) earnings from continuing operations	(5,561)	5,534	8,265

Discontinued operations:

Income from operations of disposed business, net of taxes of $92	---	---	172
Gain on sale of disposed business, net of taxes of $2,244	---	---	1,222

Net (loss) earnings	$ (5,561)	$ 5,534	$ 9,659
	========	========	========

(Loss) Earnings Per Share of Common Stock:
Basic
(Loss) earnings from continuing operations	$ (.25)	$ .25	$ .38
Discontinued operations	---	---	.06
Net (loss) earnings	$ (.25)	$ .25	$ .44
	========	========	========
Diluted
(Loss) earnings from continuing operations	$ (.25)	$ .25	$ .37
Discontinued operations	---	---	.06
Net (loss) earnings	$ (.25)	$ .25	$ .43
	========	========	========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Balance Sheets
	April 30,
In thousands except share data	2005	2004
Assets:
Current Assets:
Cash and cash equivalents	$ 6,148	$ 6,371
Accounts receivable, net of allowance for doubtful accounts of $9,706 in fiscal 2005 and $7,812 in fiscal 2004	89,800	90,453
Inventories	52,363	49,696
Deferred income taxes	7,559	3,930
Prepaid expenses and other current assets	6,292	7,377
	162,162	157,827
Property, Plant, and Equipment	122,444	124,385
Less accumulated depreciation	82,521	81,811
	39,923	42,574
Intangible Assets:
Goodwill	52,315	50,910
Prepaid pension cost	1,692	1,989
Patents and other intangible assets, net of accumulated amortization	5,392	6,111
	59,399	59,010
Deferred Income Taxes	29,788	19,738
Other Assets	6,014	7,737
	$297,286	$286,886
	=======	=======
Liabilities and Shareholders' Equity:
Current Liabilities:
Short-term line of credit	$ ---	$ 124
Current portion of long-term debt	29,482	12,509
Accounts payable	47,023	43,397
Accrued compensation and benefits	16,438	14,334
Other accrued liabilities	21,651	17,135
Deferred revenue	15,467	13,514
Income taxes payable	2,822	---
Advances on sales contracts	674	1,028
	133,557	102,041
Noncurrent Liabilities:
Accrued pension benefit liability	25,264	15,264
Other liabilities	6,399	5,467
Long-term debt	16,260	46,512
	47,923	67,243
Commitments and Contingencies (Note 16):

Shareholders' Equity:
Preferred stock, $0.01 and no par value, respectively; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 and $1.00 par value, respectively; authorized 100,000,000 and 65,000,000 shares, respectively; issued 22,983,654 and 22,935,638 shares, respectively	230	22,936
Paid-in capital	66,045	43,408
Retained earnings	67,885	73,446
Treasury stock, at cost (680,398 and 713,853 shares, respectively)	(13,991)	(14,679)
Unamortized value of restricted stock grants	(130)	(81)
Accumulated other comprehensive loss	(4,233)	(7,428)
	115,806	117,602
	$297,286	$286,886
	=======	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

72 - 73

Consolidated Statements of Changes in Shareholders' Equity
In thousands except per share amounts	Shares of Issued Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restric. Stock Grants	Accum. Other Comp. Loss	Total
April 30, 2002	22,879	$22,879	$44,090	$58,253	$(15,906)	$ (411)	$(24,518)	$84,387
Net earnings	--	--	--	9,659	--	--	--	9,659
Foreign currency translation adjustment	--	--	--	--	--	--	14,429	14,429
Net adjustment for cash flow hedging, net of taxes of $465	--	--	--	--	--	--	(751)	(751)
Minimum pension liability, net of taxes of $8,477	--	--	--	--	--	--	(13,686)	(13,686)
Comprehensive income								9,651
Common stock issued for directors' fees	9	9	21	--	--	--	--	30
Treasury stock issued for directors' fees	--	--	(454)	--	583	--	--	129
Other common stock activity	11	11	26	--	--	--	--	37
Restricted stock grants and cancellations, net of amortization	9	9	20	--	--	200	--	229

April 30, 2003	22,908	22,908	43,703	67,912	(15,323)	(211)	(24,526)	94,463
Net earnings	--	--	--	5,534	--	--	--	5,534
Foreign currency translation adjustment	--	--	--	--	--	--	10,616	10,616
Net adjustment for cash flow hedging, net of taxes of $791	--	--	--	--	--	--	1,271	1,271
Minimum pension liability, net of taxes of $3,468	--	--	--	--	--	--	5,211	5,211
Comprehensive income								22,632
Treasury stock issued for directors' fees	--	--	(423)	--	644	--	--	221
Exercise of stock options	23	23	107	--	--	--	--	130
Other common stock activity	1	1	(6)	--	--	--	--	(5)
Restricted stock grants and cancellations, net of amortization	4	4	27	--	--	130	--	161

April 30, 2004	22,936	22,936	43,408	73,446	(14,679)	(81)	(7,428)	117,602
Net (loss)	--	--	--	(5,561)	--	--	--	(5,561)
Foreign currency translation adjustment	--	--	--	--	--	--	7,847	7,847
Net adjustment for cash flow hedging, net of taxes of $88	--	--	--	--	--	--	149	149
Minimum pension liability, net of taxes of $2,850	--	--	--	--	--	--	(4,801)	(4,801)
Comprehensive loss								(2,366)
Treasury stock issued for directors' fees	--	--	(450)	--	688	--	--	238
Exercise of stock options	47	37	121	--	--	--	--	158
Other common stock activity	(19)	(17)	68	--	--	--	--	51
Restricted stock grants and cancellations, net of amortization	20	13	159	--	--	(49)	--	123
Change in par value of common stock from $1.00 per share to $0.01 per share	--	(22,739)	22,739	--	--	--	--	--

April 30, 2005	22,984	$230	$66,045	$67,885	$(13,991)	$ (130)	$ (4,233)	$115,806
	======	======	======	======	======	======	======	======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

74 - 75

Consolidated Statements of Cash Flows
	For years ended April 30,
In thousands	2005	2004	2003
Cash Provided by (Used for):
Operating Activities:
Net (loss) earnings	$ (5,561)	$ 5,534	$ 9,659
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	11,147	11,648	12,694
Gain on sale of fixed assets	(700)	---	---
Gain on sale of disposed business, net of taxes	---	---	(1,222)
Restructuring and other charges	3,031	2,482	1,664
Write-down of assets	---	---	175
Deferred income taxes	(10,917)	(7,771)	1,216
Other non-cash items	2,455	2,966	2,477
Changes in operating accounts:
Receivables	5,061	2,371	2,177
Inventories	(1,018)	4,119	10,817
Prepaid expenses	1,903	2,001	2,759
Accounts payable and accrued expenses	12,434	(4,085)	(440)
Provided by Operating Activities	17,835	19,265	41,976
Investing Activities:
Additions to property, plant, and equipment	(5,708)	(3,407)	(3,369)
Proceeds from sale of assets	838	---	3,937
Proceeds from sale of disposed business	---	---	6,595
Proceeds from sale of promissory note	---	994	---
Intangible and other assets	(472)	(1,007)	(1,167)
(Used for) Provided by Investing Activities	(5,342)	(3,420)	5,996
Financing Activities:
Borrowings under Term Loans	---	65,000	---
Repayments of borrowings under Term Loans	(30,252)	(24,488)	---
Net change in revolvers	16,973	(67,298)	(43,788)
Net short-term financing	(126)	127	(254)
Debt issue costs	---	(5,604)	(1,796)
Exercise of stock options	158	130	---
Other common stock activity	81	(5)	37
(Used for) Financing Activities	(13,166)	(32,138)	(45,801)
Effect of exchange rate changes on cash	450	1,967	2,306
(Decrease) Increase in Cash and Cash Equivalents	(223)	(14,326)	4,477
Cash and Cash Equivalents, Beginning of Year	6,371	20,697	16,220
Cash and Cash Equivalents, End of Year	$ 6,148	$ 6,371	$ 20,697
	=======	=======	=======

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
  Gerber Scientific, Inc.

We have audited the accompanying consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gerber Scientific's internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Hartford, Connecticut
July 12, 2005

Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements

Note 1.  Accounting Policies

Operations
The Company is a leading provider of innovative products and services to the world's sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries.

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

Accounts Receivable
The Company sells products and services to customers in a variety of industries and geographic areas and does not have significant concentrations of credit risk. The Company continually monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the customers' inability to make required payments. When it evaluates the adequacy of its allowance for doubtful accounts, the Company considers various factors including accounts receivable agings, customer credit worthiness, and historical bad debts.

Inventories
Inventories are generally stated at the lower of standard cost, which approximates first-in, first-out (FIFO), or market value. Standard cost approximates cost as variances are applied to inventory as appropriate. Inventory at the Company's Apparel and Flexible Materials foreign non-manufacturing companies is valued on a weighted-average basis.

Property, Plant, Equipment, and Depreciation
Property, plant, and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of properties sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in Other Expense, Net.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are 45 years for buildings and 3 to 10 years for machinery, tools, and other equipment.

The Company capitalized certain external costs of enterprise resource planning ("ERP") software obtained and developed for internal use. The amount capitalized as of April 30, 2005 and 2004 was $16.0 million. Capitalized software costs are amortized over 5 to 10 years. Accumulated depreciation of capitalized software was $9.6 million and $7.9 million as of April 30, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets
The Company ceased amortization of its goodwill, which is its only intangible asset with an indefinite useful life on May 1, 2001 upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." The amount of goodwill impairment, if any, is measured annually on July 31 for our Ophthalmic Lens Processing segment, October 31 for our Sign Making and Specialty Graphics segment, and January 31 for the Company's Apparel and Flexible Materials segment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing its implied fair value with its carrying amount and writing down its carrying amount to its implied fair value. See Note 6.

Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized on a straight-line basis over their useful lives. In addition, these assets continue to be reviewed for possible impairment whenever events or changes in circumstances indicate carrying value may not be recoverable. If the carrying amount of an intangible asset with a finite useful life exceeds the sum of its undiscounted future cash flows, the intangible asset's carrying value is written down to its fair value.

Warranty
A limited standard warranty is provided on the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair and replace products under warranty. If actual return rates or repair and replacement costs, or both, differ significantly from management's estimates, adjustments to recognize additional expense may be required. Liabilities associated with extended warranties are recorded as deferred revenue and recognized as revenue using the straight-line basis over the extended warranty contract period.

Revenue Recognition
Product Sales
Product sales consist of equipment, aftermarket supplies, and software sales. The Company's equipment products provide end-to-end customer solutions to the sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries in domestic and international markets. Aftermarket sales include spare parts and consumable materials needed by customers to maintain and use the Company's equipment. Software sales consist of software products and software licenses. The Company's software products are "off-the-shelf" and do not require modification or customization by the Company.

Revenue on product sales is recognized when it is realized or realizable and earned, which occurs when the following criteria are met:

  persuasive evidence of an arrangement exists;

  delivery has occurred or services have been rendered;

  the price is fixed and determinable; and

  collectibility is reasonably assured

These conditions are generally met at the time of shipment, which is when title and the risks and rewards of ownership of the product transfer to the Company's customers. Software license revenue is recognized on a straight-line basis over the term of the agreement. Some of the Company's equipment is sold subject to customer acceptance provisions that include customer sign-off once equipment is properly installed. These customer acceptance provisions generally are not substantive in nature because the Company's equipment specifications are tested prior to shipment. Instances of equipment returns are infrequent and can be reasonably and reliably estimated.

Service Sales
Service sales are derived primarily from separately priced maintenance and extended warranty contracts on the Company's equipment sales and software subscriptions. Revenue on these items is recognized on a straight-line basis over the contractual period.

Sales With Multiple Elements
The Company's equipment is sometimes sold with other elements, such as installation and training, included in the overall purchase price. Each element has a separate price book amount. The installation and training elements are routine in nature and the average length of time between shipment of the equipment and completion of the installation and training ranges from one week to one month depending on the equipment type. Instances of equipment returns because the Company could not complete installation and training are infrequent and the contracts do not specify a refund amount if the equipment is not successfully installed.

In situations where there are multiple elements included in the overall purchase price, the Company recognizes revenue equal to the fair value of the equipment at the time of shipment, which is when the elements meet the following criteria as listed in EITF 00-21:

  The equipment the Company sells has value on a stand-alone basis. The Company's customers may resell equipment on a stand-alone basis and there is an observable market for the equipment. The Company also may sell the equipment without installation and training. In these cases, the overall purchase price is lower by an amount equal to the fair value of the installation and training.
  There is objective and reliable evidence of the fair value of the installation and training elements. The Company calculates the fair value of these elements based on the same, or similar, installation and training services provided to customers on a stand-alone basis.
  There are no general rights of return relating to the equipment. The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance.

Revenue recognition of the fair value of the installation and training elements is deferred until the services are performed. If these three criteria are not met, equipment revenue is deferred until delivery of the other elements, at which time revenue for all elements is recognized.

Return Policy
The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products.

Distribution
The Company's Apparel and Flexible Materials sales are primarily made through its domestic and international in-house direct distribution and service network. Independent agents and third party distributors are used in certain foreign countries. The Ophthalmic Lens Processing sales are primarily made directly through its in-house sales force and through independent agents in certain foreign countries. The Sign Making and Specialty Graphics segment's sales are made through both third party distributors and the Company's wholly-owned subsidiary, Spandex.

The Company's distributor sales are not contingent on resale by the distributor to the end-user customer and the Company has no obligation to repurchase unsold distributor inventory. The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance.

Discounts
Sales discounts are negotiated with customers prior to billing and sales invoices are prepared net of negotiated sales discounts at the time of billing. These discounts are classified as a reduction in revenue.

Rebates
In the Sign Making and Specialty Graphics segment, the Company offers rebates entitling customers to receive refunds or reductions of the prior purchase prices. When rebates are offered, a liability is recorded based on estimated amounts of customer claims at the later of the date that the revenue was recognized or the incentive was offered. When recognized, the reduction in, or refund of, the selling price from a sales incentive is classified as a reduction of product sales.

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in product sales. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales.

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

All of the Company's derivative instruments are reported at fair value. The fair value of derivatives is accounted for in Other Accrued Liabilities. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in Other Comprehensive Income and reclassified to Cost of Product Sales in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in Other (Expense), Net.

Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share."

Stock Option Plans
As more fully described in Note 10, the Company has stock option plans authorizing grants to officers and employees. The Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options (intrinsic value method) through April 30, 2005. No stock-based compensation cost related to stock options has been reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the quoted market value of the underlying common stock on the date of the grant. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2004, the Securities and Exchange Commission delayed the required adoption date for SFAS No. 123R. SFAS 123R is now effective for all fiscal years beginning after June 15, 2005, and the Company will adopt SFAS No. 123R on May 1, 2006 using the modified prospective method. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial position and results of operations.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation costs for fixed awards are expensed straight line over the vesting period:

In thousands except per share amounts	2005	2004	2003
Net (loss) earnings, as reported	$ (5,561)	$ 5,534	$ 9,659
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax	(766)	(1,120)	(2,621)
Pro forma net (loss) earnings	$ (6,327)	$ 4,414	$ 7,038
	=======	=======	=======
Net (loss) earnings per share
Basic, as reported	$ (.25)	$ .25	$ .44
Basic, pro forma	(.28)	.20	.32

Diluted, as reported	$ (.25)	$ .25	$ .43
Diluted, pro forma	(.28)	.20	.32

In accordance with SFAS No. 123, the fair value of each stock option grant has been estimated on the dates of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.8%	3.1%	4.1%
Expected life of option	4.7 years	4.7 years	4.7 years
Expected volatility	74%	74%	63%
Expected dividend yield	--%	--%	--%

Weighted-average fair values at date of grant for options granted during the fiscal years ended April 30, 2005, 2004, and 2003 were $4.06, $4.87, and $2.02, respectively.

Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Important estimates include those related to asset valuation allowances (including those related to accounts receivable, deferred income taxes, and long-lived assets), inventories, accrued liabilities, deferred revenue, and accrued pension benefit liability.

Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the presentation for the fiscal year ended April 30, 2005, including all warranty, installation, and training costs that were reclassified from Selling, General, and Administrative Expenses to Cost of Products Sold. All prior periods presented were reclassified to reflect these changes.

Note 2.  Cash and Cash Equivalents

Cash and cash equivalents include:

	April 30,
In thousands	2005	2004
Cash	$ 5,815	$ 5,265
Money market funds	333	1,106
	$ 6,148	$ 6,371
	======	======

The Company's short-term cash investments are in high-quality financial instruments. Because of the relatively short maturity, cost at April 30, 2005 and 2004 was a reasonable estimate of fair value.

Note 3.  Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and does not have significant concentrations of credit risk. The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires bank letters of credit to support customer obligations.

A rollforward of the allowance for doubtful accounts for the three years ended April 30, 2005 is as follows (in thousands):

Balance at April 30, 2002	$ 7,229
Provision charged to expense	2,550
Doubtful accounts written off	(2,502)
Balance at April 30, 2003	7,277
Provision charged to expense	3,391
Doubtful accounts written off	(2,856)
Balance at April 30, 2004	7,812
Provision charged to expense	3,764
Doubtful accounts written off	(1,870)
Balance at April 30, 2005	$ 9,706
======

Note 4.  Inventories

Inventories include:

	April 30,
In thousands	2005	2004
Raw materials and purchased parts	$ 39,800	$ 37,460
Work in process	1,326	1,096
Finished goods	11,237	11,140
	$ 52,363	$ 49,696
	======	======

Note 5.  Property, Plant, and Equipment

The components of property, plant, and equipment were:

	April 30,
In thousands	2005	2004
Land	$ 1,194	$ 1,139
Buildings	29,804	28,627
Machinery, tools, and equipment	91,340	94,107
Construction in progress	106	512
	$122,444	$124,385
	=======	=======

Note 6.  Goodwill and Other Intangible Assets

During the fiscal years ended April 30, 2005, 2004, and 2003, the Company did not recognize any goodwill impairments in accordance with SFAS No. 142.

Goodwill and intangible assets include (in thousands):

	As of April 30, 2005			As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 8,010	$ 3,095	$ 4,915	$ 9,042	$ 3,460	$ 5,582
Other	703	226	477	691	162	529
	8,713	3,321	5,392	9,733	3,622	6,111
Unamortized intangible assets:
Goodwill	52,315	---	52,315	50,910	---	50,910
Prepaid pension cost	1,692	---	1,692	1,989	---	1,989
	54,007	---	54,007	52,899	---	52,899
	$ 62,720	$ 3,321	$ 59,399	$ 62,632	$ 3,622	$ 59,010
	======	======	======	======	======	======

Intangible asset amortization expense was $0.5 million for the fiscal year ended April 30, 2005 and is estimated to be approximately $0.4 million annually for fiscal years ending April 30, 2006 through 2010. Intangible asset amortization expense for the fiscal years ended April 30, 2004 and 2003 was $0.9 million and $1.1 million, respectively.

Changes in the carrying amount of goodwill for the fiscal years ended April 30, 2005 and 2004 were (in thousands):

	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2003	$ 19,276	$ 12,640	$ 16,996	$ 48,912
Effects of currency translation	1,935	63	---	1,998
Balance as of April 30, 2004	21,211	12,703	16,996	50,910
Effects of currency translation	1,372	33	---	1,405
Balance as of April 30, 2005	$ 22,583	$ 12,736	$ 16,996	$ 52,315
	=======	=======	=======	=======

Note 7.  Income Taxes

Components of the provision (benefit) for income taxes attributable to continuing operations were:

	Fiscal Year
In thousands	2005	2004	2003
Currently payable:
Federal	$ ---	$ 310	$ 116
State and local	705	709	589
Foreign	3,810	3,520	2,306
	4,515	4,539	3,011
Deferred	(8,908)	(7,870)	153
	$(4,393)	$(3,331)	$ 3,164
	======	======	======

Net income tax payments totaled $3.1 million, $1.9 million, and $0.2 million in the fiscal years ended April 30, 2005, 2004, and 2003, respectively. Reconciliations of the statutory U.S. Federal income tax rate to the effective income tax rate for each year were as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	0.1	32.9	6.0
Foreign tax rate differences	(9.4)	(67.3)	(8.1)
Export tax incentives	14.0	(43.5)	(5.7)
Research and development tax credits	3.7	(18.2)	(2.9)
Adjustment of prior years' taxes	1.2	(94.9)	1.7
Other, net	(0.5)	4.8	1.7
Effective income tax rate	44.1%	(151.2)%	27.7%
	=======	=======	======

As of April 30, 2005 and 2004, the Company had valuation allowances of $18.8 million and $14.4 million, respectively, to reduce its deferred tax assets to the amount that will more likely than not be realized. The net changes in the valuation allowance for the fiscal years ended April 30, 2005, 2004, and 2003 relate to certain state and foreign tax carryforwards that are not likely to be realized and have been included in the effective tax rate reconciliation in state income taxes and foreign tax rate differential. During the fiscal year ended April 30, 2005 the Company identified and recorded certain foreign tax carryforwards and determined these carryforwards are not likely to be realized. The recognition of these carryforwards and the associated increase in valuation allowance have also been included in the effective tax rate in foreign tax rate differential. The Company expects future operations will generate sufficient earnings to realize its net deferred tax assets. Deferred tax assets and liabilities as of April 30, 2005 and 2004 were:

	2005		2004
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$ 2,300	$ ---	$ 1,000	$ ---
Patents	---	1,800	---	2,100
Employee benefit plans	11,000	---	6,900	600
Asset valuations	17,400	2,000	14,700	2,000
Provisions for estimated expenses	4,300	3,400	2,400	4,000
Foreign exchange gains and losses	---	---	---	400
Tax loss carryforwards	27,900	---	22,100	---
Other	600	200	300	200
	63,500	7,400	47,400	9,300
Valuation allowance	(18,800)	---	(14,400)	---
	$ 44,700	$ 7,400	$ 33,000	$ 9,300
	=======	======	=======	======

Consolidated (loss) earnings before income taxes included foreign pre-tax (loss) earnings of $(5.2) million, $5.3 million, and $1.3 million for fiscal years ended April 30, 2005, 2004, and 2003, respectively. At April 30, 2005, unremitted earnings of foreign subsidiaries were approximately $54.0 million. United States income taxes have not been provided on those unremitted earnings because they are considered indefinitely reinvested in those operations. On October 22, 2004, the American Job Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has evaluated the effects of the repatriation provision and, at this time, does not plan to repatriate its unremitted foreign earnings. For income tax reporting purposes, the Company has net operating loss and credit carryforwards in various United States and foreign jurisdictions of approximately $184.0 million and $16.0 million, respectively, at April 30, 2005. These have various expiration dates beginning in the fiscal year ending April 30, 2006.

Note 8.  Short-Term Lines of Credit

The Company had short-term bank lines of credit with several banks of approximately $5.0 million at April 30, 2005 based on year-end foreign exchange rates. At April 30, 2005, no balance was outstanding under these credit lines. As of April 30, 2004, there was $0.1 million outstanding under one of these credit lines.

Note 9.  Long-Term Debt

Long-term debt includes:

	April 30,
In thousands	2005	2004
Revolvers	$ 29,482	$ 12,509
Term Loans	10,260	40,512
Industrial revenue bonds	6,000	6,000
Subtotal	45,742	59,021
Less: current maturities	(29,482)	(12,509)
Long-term debt	$ 16,260	$ 46,512
	=======	=======

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and the carrying amount at April 30, 2005 approximates its fair value.

Cash paid for interest totaled $6.3 million, $8.7 million, and $7.6 million in the fiscal years ended April 30, 2005, 2004, and 2003, respectively.

Senior Credit Facility
On May 9, 2003, the Company entered into a four-year $110.0 million senior credit facility arranged by Fleet Securities, Inc. The senior credit facility was amended through July 9, 2004 at April 30, 2005. The financing consisted of a $45.0 million asset-based, multi-currency revolving credit facility (the "Revolver") led by Fleet Capital Corporation, and two term loan facilities, each in the amount of $32.5 million (the "Term A Loan" and "Term B Loan" and collectively, the "Term Loans") (the Revolver and Term Loans being collectively referred to as the "Credit Facilities") led by Ableco Finance LLC, a fund affiliated with Cerberus Capital Management, L.P. Financing costs incurred are being amortized on a straight-line basis over the life of the Credit Facilities.

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

Revolver
Borrowings under the Revolver are subject to a borrowing base formula based upon eligible accounts receivable and inventories. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either a base rate or LIBOR, in each case plus an applicable margin. The base rate is Bank of America's base rate. The initial applicable margin for borrowings under the Revolver was 1.25 percent over the base rate and 2.75 percent over LIBOR. After October 31, 2003, the applicable margins under the Revolver were subject to adjustment based on the relationship between the Company's total funded debt to EBITDA, as defined in the Credit Facilities. The weighted average interest rate of the Revolver, inclusive of deferred debt issuance costs amortized, was 8.5 percent and 11.5 percent in the fiscal years ended April 30, 2005 and 2004, respectively. At April 30, 2005, the Company had $7.6 million of unused Revolver line of credit.

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

The Company is required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Revolver agreement, including minimum fixed charge coverage ratios and maximum ratios of total liabilities to tangible capital base. The agreement also contains operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales and dividends, investments and hedging activities, transactions with affiliates and legal entity changes. The Company obtained a waiver for its April 30, 2005 financial covenants.

The Revolver agreement requires the Company to maintain a lock-box arrangement with Bank of America whereby amounts received into the lock-boxes are applied to reduce the Revolver debt outstanding. The Revolver agreement also contains certain subjective acceleration clauses in the event of a material adverse event. EITF No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" requires the Company to classify outstanding borrowings under the Revolver as short-term obligations because of the existence of both a lock-box arrangement and subjective acceleration clauses.

Term Loans
Obligations under the Term Loans bear interest at a floating rate of 6 percent over prime rate. The prime rate is JP MorganChase Bank's prime rate, except at no time will the prime rate be lower than 4.00 percent or higher than 7.25 percent. In addition, an annual fee amounting to 1.00 percent of the average monthly balance of the Term Loans is required to be paid on each anniversary of the loan closing date. The anniversary fee is subject to reductions when certain EBITDA levels are achieved. The weighted average interest rate of the Term Loans, inclusive of deferred debt issuance costs amortized, was 17.9 percent and 17.3 percent during the fiscal years ended April 30, 2005 and 2004, respectively.

The Company is required, as of the end of each fiscal quarter, to meet financial tests or maintain financial ratios specified in the Term Loans agreement, including ratios of Maximum Total Funded Debt to EBITDA (as defined in the Term Loans agreement) and minimum fixed charge coverage ratios. The agreement also includes operating covenants that impose limitations on capital expenditures, additional indebtedness and liens, contingent liabilities, asset sales, dividends, issuance of capital stock, investments and hedging activities, and transactions with affiliates. The Company obtained a waiver for its April 30, 2005 financial covenants. The fees associated with this waiver totaled $0.3 million.

Voluntary prepayments of principal in full under the Term Loans are permitted at any time, subject to a prepayment premium, as long as the Company maintains minimum liquidity levels as defined in the Revolver agreement and is in compliance with its financial covenants. The premium is subject to reduction over the life of the Term Loans and was initially 1.375 percent of the principal balance and at April 30, 2005 and 2004. At July 9, 2005, the premium decreased to 0.75 percent and decreases to 0.50 percent at July 9, 2006. Subject to certain exceptions, mandatory principal prepayments under the Term Loans are required with cash proceeds of debt issuances, asset sales, casualty events, and excess cash flow.

Credit Facility Amendments Effective on July 12, 2005

On July 12, 2005, we amended our Revolver and Term Loans agreements. The amendments:

  Modified certain financial covenants as follows:

	Maximum Total Funded Debt to EBITDA	Minimum Fixed Charge Coverage Ratio	Maximum Total Liabilities to Tangible Capital Base Ratio
Fiscal 2006 first quarter	2.8 to 1.0	0.7 to 1.0	4.0 to 1.0
Fiscal 2006 second quarter	2.2 to 1.0	0.9 to 1.0	4.0 to 1.0
Fiscal 2006 third quarter	1.875 to 1.0	0.9 to 1.0	3.75 to 1.0
Fiscal 2006 fourth quarter	1.875 to 1.0	1.1 to 1.0	3.5 to 1.0
Fiscal 2007 first quarter	1.875 to 1.0	1.25 to 1.0	3.25 to 1.0
Fiscal 2007 second quarter	1.875 to 1.0	1.5 to 1.0	3.0 to 1.0
Fiscal 2007 third quarter	1.875 to 1.0	1.5 to 1.0	2.75 to 1.0
Fiscal 2007 fourth quarter and thereafter	1.875 to 1.0	1.75 to 1.0	2.5 to 1.0

  Modified the maximum capital expenditures covenant to limit expenditures to no more than $9.5 million annually;

The fees associated with these amendments totaled $0.1 million.

Industrial Revenue Bonds
The Company has outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds ("VRDBs"). The interest rate is adjusted weekly to maintain market value at par. During the fiscal years ended April 30, 2005 and 2004, the average interest rate was 1.5 percent and 0.9 percent, respectively, and at April 30, 2005, the interest rate was 2.9 percent. The VRDBs are collateralized by certain property, plant, and equipment and are payable in 2014.

The demand feature of the VRDBs is supported by a letter of credit from a major United States commercial bank. The letter of credit, which expires in October 2005, carries a fee of 2.25 percent of the face amount. Advances under the letter of credit would be repayable over the remaining letter of credit term at the bank's prime interest rate plus 2.0 percent. The bank providing the letter of credit has a mortgage and security interest in the project property. Covenants in the Industrial Revenue Bond agreement were conformed to those in the multi-currency revolving credit facility described below.

Multi-Currency Revolving Credit Facility
Between May 1998 and May 2003, the Company utilized a five-year multi-currency revolving credit facility from a group of major United States and international commercial banks. The purpose of the facility was to finance the acquisition of the capital stock of Spandex and the refinancing of its debt, and for other general corporate purposes. The interest rate on borrowings under this facility was variable and was based on either LIBOR or prime plus an applicable margin. This margin was based on the relationship of the Company's consolidated total debt to EBITDA, defined as earnings before interest, taxes, depreciation, and amortization (leverage ratio). Borrowings under the credit facility were secured by the accounts receivable and inventories of the Company and its domestic subsidiaries, and the capital stock of certain of the Company's foreign subsidiaries. The Company was also required to maintain certain financial covenants, set forth in the agreement memorializing the terms of the credit facility, that required the Company to maintain certain levels of net worth, certain leverage ratios, a minimum fixed charge coverage amount, a minimum revenue amount, and capital expenditures limits. The agreement also had various covenants that limited the Company's ability to pay dividends and make investments and provisions that limited subsidiary indebtedness. The weighted-average interest rate of the borrowings under this facility during the fiscal year ended April 30, 2003 was 7.4 percent.

In May 2003, this facility was fully repaid using the proceeds from the Senior Credit Facility.

Note 10.  Preferred Stock, Common Stock, Restricted Stock, Stock Option Plans,
                Incentive Bonus Plans, and Accumulated Other Comprehensive Loss

Preferred Stock
The Company's Certificate of Incorporation authorizes 10.0 million shares of preferred stock, issuable in one or more series. During the fiscal year ended April 30, 2005, the shareholders of the Company approved a charter amendment to change the par value of the no par value preferred stock to par value of $0.01 per share. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2005, no preferred stock had been issued.

Common Stock
During the fiscal year ended April 30, 2005, the shareholders of the Company approved a charter amendment to increase the number of authorized shares for common stock from 65.0 million to 100.0 million shares and to reduce the par value from $1.00 to $0.01 per share. Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1.0 million shares in fiscal 2000. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2005, the Company could purchase up to an additional 2.0 million shares under the November 1998 Board of Directors' resolution.

The Company's Non-Employee Director's Stock Grant Plan provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $25,000 per year, which was increased from $15,000 per year effective January 1, 2003. The grants under this plan have been issued from reacquired shares.

Restricted Stock
The Company's 2003 Employee Stock Option Plan (the "2003 Plan") permits restricted stock awards. The Company's 1992 Employee Stock Plan (the "1992 Plan"), as amended, which expired on August 19, 2002, also permitted restricted stock awards. The majority of outstanding restricted stock grants under the 1992 Plan vest one-third each year for the three-year period following the date of grant. The majority of outstanding restricted stock grants under the 2003 Plan vest one-fourth each year for the four-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Under the 2003 Plan, the Company may grant restricted stock awards for a maximum of 0.5 million shares of common stock. The amount of compensation expense recognized for restricted stock awards, net of cancellations, was $0.1 million, $0.2 million, and $0.2 million in the fiscal years ended April 30, 2005, 2004, and 2003, respectively. Restricted stock award activity was as follows:

	2005	2004	2003
Restricted stock awarded (shares)	20,500	4,366	8,719
Weighted-average fair value on date of grant	$ 6.98	$ 7.10	$ 3.50

Stock Option Plans
2003 Employee Stock Option Plan. The 2003 Plan provides for the grant of incentive stock options and non-qualified options to key employees for a ten-year term, exercisable at the common stock market price on the date of grant. Options vest in accordance with the terms of an employee's grant agreement, generally over three years. A total of 0.9 million shares of common stock are authorized under this plan for issuance pursuant to options, restricted stock grants (up to 0.5 million shares), and bonus awards of common stock.

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

A summary of stock option activity under the stock option plans for the three fiscal years ended April 30, 2005, 2004, and 2003 is set forth below:

	2005		2004	2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding- beginning of year	3,289,155	$ 12.34	3,915,692	$ 12.63	3,713,193	$ 14.58
Granted	427,500	6.61	10,000	7.98	735,500	3.78
Exercised	(47,148)	3.35	(22,771)	4.98	---	---
Forfeited	(190,361)	12.16	(613,766)	14.37	(533,001)	14.00
Outstanding-end of year	3,479,146	11.77	3,289,155	12.34	3,915,692	12.63
	========		========		========
Exercisable at end of year	2,913,310	12.94	2,729,427	13.79	2,620,254	15.62

Reserved for future grants	442,000		890,000		---

Exercise prices for options outstanding as of April 30, 2005 ranged from $3.35 to $28.25. The weighted-average remaining contractual life of options outstanding at April 30, 2005 is 4.6 years. In the event of a "change in control," as defined in the 2003 and 1992 Plans, all outstanding stock options granted under the 2003 and 1992 Plans become immediately exercisable.

The following is a summary of outstanding options under all plans at April 30, 2005:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 3.35 - $ 5.03	518,187	6.4 years	$ 3.39	364,517	$ 3.40
$ 5.04 - $ 7.54	795,201	7.2 years	6.84	389,701	7.08
$ 7.55 - $ 11.31	494,500	5.9 years	9.30	487,834	9.32
$11.32 - $ 16.96	1,046,852	2.4 years	14.71	1,046,852	14.71
$16.97 - $ 25.44	579,466	2.5 years	21.60	579,466	21.60
$25.45 - $ 28.25	44,940	1.7 years	27.51	44,940	27.51
	3,479,146	4.6 years	11.77	2,913,310	12.94
	=======			=======

Incentive Bonus Plans
The Management Development and Compensation Committee of the Board of Directors (the "MDCC") approved the Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan, the Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan, and cash profit incentive bonus plans for each of the fiscal years ended April 30, 2005, 2004, and 2003. The bonus plans cover the Company's executive officers and other officers designated by the MDCC and the cash profit incentive plans cover substantially all employees.  All of the plans provide for annual cash incentives upon the achievement of performance goals, which are specified in the plans, for the Company's operating subsidiaries and the consolidated group. No amount was expensed under these plans for the fiscal years ended April 30, 2005 or 2004. The amounts charged to expense under these plans for the fiscal year ended April 30, 2003 totaled $9.2 million.

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of taxes:

	Year Ended April 30,
In thousands	2005	2004
Cumulative translation component	$ 9,861	$ 2,014
Unrealized losses on forward contracts, net of taxes	---	(149)
Minimum pension liability, net of taxes	(14,094)	(9,293)
	$ (4,233)	$ (7,428)
	=======	=======

Note 11.  Employee Benefit Plans
Pension Plans
The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Pension Plan"), covering substantially all employees in the United States. Qualified Pension Plan benefits accrued prior to May 1, 2004 were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service (before April 30, 2004). Effective May 1, 2004, Qualified Pension Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued at April 30, 2004. Employees hired on or after May 1, 2004 are not eligible to participate in the plan. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and non-cash), including compensation related to stock option plans and certain other benefits and payments.

The Company's general policy is to fund the Qualified Pension Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Cash contributions to this plan totaled $1.6 million in the fiscal year ended April 30, 2005. The Company did not make any cash contributions to the Qualified Pension Plan in the fiscal years ended April 30, 2004 or 2003.

The Company also maintains a non-qualified supplemental pension plan (the "Non-Qualified Pension Plan") for employees in the United States. This plan provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations. Benefits funding is provided through a trust. The trust is irrevocable and its assets can be used only to pay benefits, with certain exceptions. The trust assets were invested in mutual funds whose portfolios consisted primarily of common stocks, fixed income securities, and money market instruments. Employees hired on or after May 1, 2004 are not eligible to participate in the plan.

Effective May 1, 2004, both the Qualified Pension Plan and Non-Qualified Pension Plan were amended to reflect a new method for calculating final average earnings and a new early retirement table for those who qualify for early retirement. These changes resulted in a reduction of $5.1 million in the projected benefit obligation for the Qualified Pension Plan and a reduction of $0.5 million in the projected benefit obligation for the Non-Qualified Pension Plan. The plan amendment had no impact on the accumulated benefit obligation, as accrued benefits as of April 30, 2004 are protected for plan participants.

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.

The Company uses an April 30 measurement date for its plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheets at April 30, 2005 and 2004:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$ 87,466	$ 87,207	$ 8,184	$ 7,602
Service cost	2,615	3,293	160	194
Interest cost	5,348	5,306	493	513
Plan amendments	---	(5,122)	---	(528)
Actuarial loss (gain)	10,615	165	(623)	918
Benefits paid	(3,593)	(3,383)	(546)	(515)
Benefit obligation at end of fiscal year	102,451	87,466	7,668	8,184

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	64,556	52,854	5,525	4,989
Actual return on plan assets	3,237	15,085	452	1,051
Employer contributions	1,592	---	---	---
Benefits paid	(3,593)	(3,383)	(546)	(515)
Fair value of plan assets at end of fiscal year	65,792	64,556	5,431	5,525

Funded status	(36,659)	(22,910)	(2,237)	(2,659)
Unrecognized net actuarial loss	33,745	21,972	2,392	3,189
Unrecognized prior service cost (benefit)	1,692	1,989	(44)	(47)
Net amount recognized	$ (1,222)	$ 1,051	$ 111	$ 483
	======	======	======	======

Amounts recognized in the balance sheet at April 30, 2005 and 2004 consisted of:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Intangible assets	$ 1,692	$ 1,989	$ ---	$ ---
Accrued benefit liability	(23,841)	(13,397)	(1,423)	(1,867)
Accumulated other comprehensive income	20,927	12,459	1,534	2,350
Net amount recognized	$ (1,222)	$ 1,051	$ 111	$ 483
	======	======	======	======

Information at April 30 for the plans, both having an accumulated benefit obligation in excess of plan assets:

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Projected benefit obligation	$102,451	$ 87,466	$ 7,668	$ 8,184
Accumulated benefit obligation	89,633	77,953	6,854	7,393
Fair value of plan assets	65,792	64,556	5,431	5,525

Components of Net Periodic Benefit Cost for the fiscal years ended April 30:
	Qualified Pension Plan			Non-Qualified Pension Plan
In thousands	2005	2004	2003	2005	2004	2003
Service cost	$ 2,615	$ 3,293	$ 2,731	$ 160	$ 194	$ 85
Interest cost	5,348	5,306	5,020	493	512	484
Expected return on plan assets	(5,326)	(4,636)	(5,726)	(445)	(407)	(559)
Amortization of prior service cost	296	781	1,023	(3)	110	239
Amortization of transition obligation	---	---	74	---	---	---
Amortization of net loss	931	1,520	---	167	214	36
Net periodic benefit cost	$ 3,864	$ 6,264	$ 3,122	$ 372	$ 623	$ 285
	======	======	======	=====	=====	======

Additional information:
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Increase (decrease) in minimum liability included in other comprehensive income, before taxes	$ 8,468	$(8,190)	$ (816)	$ (489)

Assumptions:

Weighted-average assumptions used to determine benefit obligations at April 30:
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Discount rate	5.50%	6.25%	5.50%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended April 30:
	Qualified Pension Plan			Non-Qualified Pension Plan
In thousands	2005	2004	2003	2005	2004	2003
Discount rate	6.25%	6.25%	7.25%	6.25%	6.25%	7.25%
Expected long-term return on plan assets	8.50%	8.50%	9.00%	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

Plan Assets:

The Company's weighted-average asset allocations at April 30, by asset category, are as follows:

	Qualified Pension Plan Assets		Non-Qualified Pension Plan Assets
In thousands	2005	2004	2005	2004
Equity securities/mutual funds	71%	70%	57%	--- %
Debt securities	27	29	24	---
Other (money market funds)	2	1	19	100
	100%	100%	100%	100%
	=====	=====	=====	=====

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

Equity securities of the Qualified Pension Plan include 0.1 million shares of Gerber Scientific, Inc. common stock in the amount of $0.7 million (1 percent of total plan assets) and $0.7 million (1 percent of total plan assets) at April 30, 2005 and 2004, respectively.

Cash Flows

Contributions:

The Company expects to contribute $3.1 million to its Qualified Pension Plan in the fiscal year ending April 30, 2006. No contributions are anticipated for its Non-Qualified Pension Plan.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits
Fiscal Year 2006	$ 4,198
Fiscal Year 2007	4,338
Fiscal Year 2008	4,507
Fiscal Year 2009	4,801
Fiscal Year 2010	4,971
Fiscal Years 2011-2015	28,919

401(k) Plan
Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the U.S. may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. During the fiscal year ended April 30, 2004, the Company temporarily suspended the elective Company matching contribution. The Company's expense for matching contributions was $0.9 million, $0.4 million, and $0.9 million for the fiscal years ended April 30, 2005, 2004, and 2003, respectively.

Note 12.  Other (Expense), Net

Components of Other (Expense), Net were:

In thousands	2005	2004	2003
Interest income from investments	$ 416	$ 468	$ 343
Royalty income	299	347	387
Foreign exchange (losses)	(1,123)	(2,790)	(928)
Bank service fees	(1,390)	(1,460)	(1,130)
Promissory note impairment	---	---	(402)
Write-off prior credit facility debt issuance deferred fees	---	(349)	---
Legal settlements	(928)	---	---
Other, net	142	(422)	318
	$(2,584)	$(4,206)	$(1,412)
	======	======	======

The Company's net investment in an impaired promissory note at April 30, 2003 was $1.1 million and was recorded in "Prepaid expenses and other current assets." In the fiscal year ended April 30, 2003, an impairment loss of $0.4 million was recognized as the Company believed it was not probable that it would be able to collect the amounts due according to the contractual term of the note. Upon the determination that foreclosure was probable, the Company measured the note based upon the fair value of the collateral less estimated costs to sell, on a discounted basis, resulting in an impairment charge. Interest income of $0.1 million was recognized and contractually due on this note in the fiscal year ended April 30, 2003, and the average balance of the note during the fiscal year ended April 30, 2003 was $1.4 million. In June 2003, the Company settled the note in full for net proceeds of $1.0 million, which approximated net book value.

Note 13.  Restructuring and Other Charges

In the fiscal years ended April 30, 2005, 2004, and 2003 the Company recorded restructuring charges consisting of employee separation and facility consolidation costs associated with efforts to reduce costs and the Company's three-year business re-engineering plan.

Fiscal 2005 Actions. The Company completed the final year of its three-year business re-engineering plan in the fiscal year ended April 30, 2005, resulting in restructuring charges of $1.4 million in the Sign Making and Specialty Graphics segment, $0.1 million in the Apparel and Flexible Materials segment, and $1.5 million in the Ophthalmic Lens Processing segment.

The restructuring charges primarily consisted of employee separation costs of $1.5 million in the Ophthalmic Lens Processing segment, $1.0 million in the Sign Making and Specialty Graphics segment and $0.1 million in the Apparel and Flexible Materials segment. The restructuring charges also included a $0.4 million adjustment to the fiscal 2004 facility consolidation accrual in the Sign Making and Specialty Graphics segment. The employee separations in the Ophthalmic Lens Processing segment were attributable to the relocation of its Oklahoma manufacturing operations. The employee separation charges in the Sign Making and Specialty Graphics segment were primarily associated with efforts to reduce Spandex's costs. The employee separations of both segments were completed in the fiscal year ended April 30, 2005.

The following table displays a rollforward of the accruals established during the fiscal year ended April 30, 2005, excluding the adjustment to a fiscal 2004 facility consolidation accrual.

Employee Separation Accrual
Sign Making and Specialty Graphics
Fiscal 2005 charge	$ 992
Cash payments	(597)
Ending balance at April 30, 2005	395

Ophthalmic Lens Processing
Fiscal 2005 charge	$ 1,502
Cash payments	(994)
Ending balance at April 30, 2005	508

Apparel and Flexible Materials
Fiscal 2005 charge	$ 109
Cash payments	(109)
Ending balance at April 30, 2005	---
$ 903
======

The remaining balance at April 30, 2005 is expected to be paid in the fiscal year ending April 30, 2006.

Fiscal 2004 Actions. In the fiscal year ended April 30, 2004, the Company recorded restructuring charges of $2.5 million. The Sign Making and Specialty Graphics segment incurred $2.1 million of these charges and the Ophthalmic Lens Processing segment incurred $0.4 million.

The Sign Making and Specialty Graphics segment charges consisted of a third quarter charge associated with a facility consolidation and a second quarter charge for employee separation costs related to an insignificant product line that was exited. The Ophthalmic Lens Processing segment's charges consisted of employee separation costs associated with the transition of segment operations to the shared services program and costs associated with a facility consolidation. The employee separations pertaining to both segments were completed during the fiscal year ended April 30, 2004.

The following table displays a rollforward of the accruals established during the fiscal year ended April 30, 2004 by segment (in thousands):

	Employee Separation Accrual	Facility Consolidation Accrual	Total
Sign Making and Specialty Graphics
Fiscal 2004 charge	$ 179	$ 1,959	$ 2,138
Utilization	(179)	(205)	(384)
Ending balance at April 30, 2004	---	1,754	1,754
Fiscal 2005 adjustment	---	428	428
Utilization	---	(407)	(407)
Ending balance at April 30, 2005	$ ---	$ 1,775	$ 1,775

Ophthalmic Lens Processing
Fiscal 2004 charge	210	145	355
Utilization	(201)	(12)	(213)
Ending balance at April 30, 2004	9	133	142
Utilization	(9)	(68)	(77)
Ending balance at April 30, 2005	$ ---	$ 65	$ 65

	$ ---	$ 1,840	$ 1,840
	======	======	======

Of the remaining balance at April 30, 2005, $0.4 million is expected to be paid in the fiscal year ending April 30, 2006, $0.3 million in the fiscal year ending April 30, 2007, $0.1 million in the fiscal year ending April 30, 2008, $0.1 million in the fiscal year ending April 30, 2009, $0.1 million in the fiscal year ending April 30, 2010, and $0.8 million thereafter.

Fiscal 2003 Actions. During the fiscal year ended April 30, 2003, the Company implemented its shared services initiative between Gerber Technology and Gerber Scientific Products and consolidated Spandex warehouses in France and Germany.

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

Shared services initiative restructuring charges totaled $1.5 million and European warehouse consolidation charges totaled $0.5 million. Charges associated with operating segments were $1.2 million for the Apparel and Flexible Materials segment and $0.7 million for the Sign Making and Specialty Graphics segment. Of these amounts, severance related costs were $1.5 million and facility related costs were $0.4 million. The asset impairment charges of $0.2 million were non-cash, recorded as "Write-down of Assets" on the Consolidated Statement of Operations, and were incurred in the Apparel and Flexible Materials segment.

The shared services and warehouse consolidation actions in the fiscal year ended April 30, 2003 were completed by April 30, 2003. As of April 30, 2005, approximately $0.1 million of the facility consolidation charge accrual remained. The remaining balance at April 30, 2005 is expected to be paid in the fiscal year ending April 30, 2006. Cash payments totaled $0.1 million and $0.2 million in the fiscal years ended April 30, 2005 and 2004, respectively.

Fiscal 2002 Actions. As of April 30, 2005, approximately $0.3 million of the severance and related costs accrued remained of the original charges in the fiscal year ended April 30, 2002, all of which represented severance payable to the former Chief Executive Officer.

In the fiscal year ended April 30, 2003, the Company reversed previously established restructuring reserves totaling $0.3 million before taxes. The reversal of these reserves was recorded in the Consolidated Statements of Operations as restructuring charges, which is where the accruals were originally recorded.

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

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability for the fiscal years ended April 30, 2005 and 2004, which are included in the "Other accrued liabilities" and "Deferred revenue" line items in the Company's Consolidated Balance Sheet:

	Year Ended April 30,
In thousands	2005	2004
Beginning balance	$ 4,970	$ 4,372
Reductions for payments made	(5,451)	(5,813)
Changes in accruals related to warranties issued in the current period	5,752	6,411
Changes in accruals related to pre-existing warranties	707	---
Ending balance	$ 5,978	$ 4,970
	======	======

Lease Financing Arrangements. The Company has agreements with a major financial services institution to provide lease financing to purchasers of the Company's equipment. These leases typically have terms ranging from three to five years. At April 30, 2005, the amount of lease receivables financed under these agreements was $32.0 million and the amount that was subject to recourse provisions was approximately $12.8 million.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company. The Company then can resell the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution. As of April 30, 2005 and 2004, the Company had recorded liabilities of $0.8 million and $0.7 million, respectively, which reflected the undiscounted accruals of the expected losses under the recourse provisions.

Guarantees of Debt. At April 30, 2005, certain subsidiaries of the Company were guarantors of the Company's Credit Facilities. The guarantors are required to fulfill the Company's obligations over the life of the Credit Facilities, if the Company fails to pay any portion of the outstanding debt when due.  Outstanding debt under the Credit Facilities at April 30, 2005 was $39.7 million.

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

No individual customer accounted for more than 10 percent of consolidated revenue in the fiscal year ended April 30, 2005, 2004, or 2003.

Financial data for the past three fiscal years for the Company's operating segments are shown in the following tables. The accounting policies of the segments are substantially identical to those described in the summary of significant accounting policies. The effects of intersegment transactions, which are not material in amount, have been eliminated.

During the fiscal years ended April 30, 2005 and 2004, the Company combined certain legal entities as part of the shared services initiative. As a result of this change, separate financial information by segment for total assets and capital expenditures is not evaluated by the chief operating decision maker.

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
(For the year ended April 30, 2005)
Revenue	$274,233	$170,367	$ 72,722	$517,322
Segment (loss) profit 4	(2,738)	19,901	(2,488)	14,675
Depreciation and amortization 2	5,232	2,948	889	9,069

(For the year ended April 30, 2004)
Revenue	$278,615	$160,134	$ 78,067	$516,816
Segment profit (loss) 1	9,079	19,181	(391)	27,869
Depreciation and amortization 2	4,154	3,737	1,410	9,301

(As of and for the year ended April 30, 2003)
Revenue	$269,408	$154,140	$ 88,821	$512,369
Segment profit 3	16,632	13,351	5,702	35,685
Segment assets 5	134,222	62,260	47,187	243,669
Capital expenditures 2	1,236	577	657	2,470
Depreciation and amortization 2	4,197	4,596	1,607	10,400

1 Includes restructuring and other charges of $2.1 million included in the Sign Making and Specialty Graphics operating segment and $0.4 million included in the Ophthalmic Lens Processing operating segment (See Note 13).

2 Capital expenditures exclude $0.9 million of corporate amounts in the fiscal year ended April 30, 2003. Depreciation and amortization exclude $2.1 million, $2.4 million, and $2.3 million of corporate amounts in the fiscal years ended April 30, 2005, 2004, and 2003, respectively.

3 Includes restructuring and other charges of $1.1 million in the Sign Making and Specialty Graphics operating segment and $1.1 million in the Apparel and Flexible Materials operating segment (See Note 13).

4 Includes restructuring charges of $1.4 million in the Sign Making and Specialty Graphics operating segment, $1.5 in the Ophthalmic Lens Processing operating segment, and $0.1 million in the Apparel and Flexible Materials operating segment (See Note 13). Includes adjustments related to prior year periods of $1.0 million in the Sign Making and Specialty Graphics operating segment and $0.2 million in the Ophthalmic Lens Processing operating segment (See Note 19).

5 Assets exclude $63.0 million of corporate amounts.

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

In thousands	2005	2004	2003
Segment profit	$ 14,675	$ 27,869	$ 35,685
Corporate expenses, net of other income	(17,882)	(13,581)	(16,066)
(Loss) earnings from continuing operations before interest and taxes	(3,207)	14,288	19,619
Interest expense	(6,747)	(12,085)	(8,190)
(Loss) earnings from continuing operations before income taxes	$ (9,954)	$ 2,203	$ 11,429
	=======	=======	=======

Revenue and net property, plant, and equipment by country where located were as follows:

In thousands	United States	Continental Europe	United Kingdom	All Other	Total
(As of and for the year ended April 30, 2005)
Revenue 1	$160,741	$172,202	$ 48,181	$136,198	$517,322
Property, plant, and equipment, net	18,633	8,590	9,816	2,884	39,923

(As of and for the year ended April 30, 2004)
Revenue 1	$172,003	$164,576	$ 50,289	$129,948	$516,816
Property, plant, and equipment, net	21,646	8,754	10,661	1,513	42,574

(As of and for the year ended April 30, 2003)
Revenue 1	$181,489	$156,988	$ 50,044	$123,848	$512,369
Property, plant, and equipment, net	25,828	8,963	10,430	2,144	47,365

1 Revenues are attributed to specific countries based on the shipment destination.

Note 16.  Commitments and Contingencies

Leases
The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any significant capital leases. Rental expense under lease arrangements was $10.1 million, $9.0 million, and $9.8 million for the fiscal years ended April 30, 2005, 2004, and 2003, respectively (see Note 19). Net rental expense recorded as Restructuring Expense on the Consolidated Statement of Operations was $0.4 million, $2.0 million, and $0.4 million in the fiscal years ended April 30, 2005, 2004, and 2003, respectively. Minimum annual rental commitments, including vacant facilities under a restructuring, at April 30, 2005 under long-term non-cancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2006	$ 7,536	$ 294	$ 7,830
2007	6,836	167	7,003
2008	6,154	100	6,254
2009	5,424	46	5,470
2010	5,369	34	5,403
After 2010	35,635	19	35,654
	$66,954	$ 660	$67,614
	======	====	======

Future minimum rentals to be received under noncancelable subleases total $0.6 million.

Other
The Company currently has lawsuits and claims pending against it. Management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on the Company's consolidated financial condition, results of operations, liquidity, or competitive position.

Note 17.  (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per common share:

In thousands except per share amounts	2005	2004	2003
Numerator: (Loss) earnings from continuing operations	$ (5,561)	$ 5,534	$ 8,265
Discontinued operations	---	---	1,394
Net (loss) earnings	$ (5,561)	$ 5,534	$ 9,659
	=======	=======	=======
Denominators:
Denominator for basic (loss) earnings per share - weighted-average shares outstanding	22,261	22,197	22,139
Effect of dilutive securities: Stock options	---	196	86

Denominator for diluted (loss) earnings per share - adjusted weighted-average shares outstanding	22,261	22,393	22,225
	=======	=======	=======
Basic (loss) earnings per share from continuing operations	$ (.25)	$ .25	$ .38
Discontinued operations	---	---	.06
Basic (loss) earnings per share	$ (.25)	$ .25	$ .44
	=======	=======	=======
Diluted (loss) earnings per share from continuing operations	$ (.25)	$ .25	$ .37
Discontinued operations	---	---	.06
Diluted (loss) earnings per share	$ (.25)	$ .25	$ .43
	=======	=======	=======

For the fiscal years ended April 30, 2005, 2004, and 2003, stock options of 2.5 million, 2.4 million, and 3.3 million, respectively, were excluded from the calculation of diluted (loss) earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock and, therefore, would have been antidilutive.

For the fiscal year ended April 30, 2005, stock options exercisable for an additional 0.2 million shares of common stock were excluded from the calculation of diluted (loss) per share because the Company reported a net loss.

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

The Company's forward exchange contracts are designated as a hedge of the cash flow variability arising from forecasted foreign-currency denominated purchases. Accordingly, changes in the cash flows of these contracts must be highly correlated with changes in the cash flows of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into Cost of Sales in the period in which the hedged transaction settles. To the extent that the derivatives are not effective as hedges, gains and losses on these derivatives are recorded immediately into other expense, net.

As of April 30, 2005, the Company was not party to any forward exchange contracts.

Year to Date Activity
The changes in shareholders' equity associated with hedging activity for the fiscal years ended April 30, 2005 and 2004 were as follows:

	Year Ended April 30,
(in thousands)	2005	2004
Beginning of year	$ (149)	$(1,420)
Cash flow hedging loss	(653)	(2,096)
Net loss reclassified to Statement of Operations	802	3,367
End of year	$ ---	$ (149)
	=====	======

Note 19. Prior Period Adjustments

Included in the results for the fiscal year ended April 30, 2005 are adjustments related to prior year periods of $1.2 million ($0.8 million after tax, or $0.04 per share). Of this amount, $0.6 million was attributable to the accounting for an operating lease containing a rent escalation charge and $0.4 million was attributable to the accounting in the fiscal year ended April 30, 2001 for an intercompany transaction. The Company assessed its findings using the guidance in SEC Staff Accounting Bulletin No. 99 and has concluded that the adjustments related to prior periods are not material and do not affect, either individually or in the aggregate, the trends of the financial statements for those periods affected or a fair presentation of the Company's results of operations and financial condition. Accordingly, results for prior periods have not been restated.

Note 20.  Discontinued Operations

On July 1, 2002, the Company completed the sale of Stereo Optical Company, Inc. ("Stereo Optical"), which was included in the Ophthalmic Lens Processing operating segment, for approximately $7.5 million. Stereo Optical was accounted for as a discontinued operation beginning with the fiscal 2003 consolidated financial statements. This accounting recognition was required by the Company's adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on disposition was $3.5 million before income taxes and $1.2 million after taxes, or $.05 per diluted share. Stereo Optical's revenue and pre-tax income reported in discontinued operations were $0.7 million and $0.3 million, respectively, for the fiscal year ended April 30, 2003.

Note 21. Subsequent Events

Subsequent to April 30, 2005, the Company concluded that the sale of the Muskogee, Oklahoma facility within the Ophthalmic Lens Processing segment may occur within one year. The net book value of the facility at April 30, 2005 was $0.6 million.

On July 12, 2005, the Company amended its Credit Facilities, see Note 9.

Note 22.  Quarterly Results (Unaudited)

Quarterly results of operations, dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past two fiscal years are set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales and service revenue	$127,686	$131,416	$124,788	$133,432
Gross profit	41,478	40,520	37,215	35,481
Net earnings (loss) 1-6	697	(1,088)	(381)	(4,789)
Net earnings (loss) per common share
Basic 1-6.03		(.05)	(.02)	(.21)
Diluted 1-6.03		(.05)	(.02)	(.21)
Dividends paid per share	---	---	---	---
Stock price - High	7.34	7.99	8.09	7.67
- Low	5.50	5.83	6.41	6.35

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales and service revenue	$128,957	$130,285	$120,890	$136,684
Gross profit	40,593	41,438	38,449	41,613
Net earnings (loss) 7-11	363	2,762	(1,145)	3,554
Net earnings (loss) per common share 7-11
Basic 7-11.02		.12	(.05)	.16
Diluted 7-11.02		.12	(.05)	.16
Dividends paid per share	---	---	---	---
Stock price - High	8.78	8.45	9.31	8.16
- Low	6.40	6.68	7.60	6.00

1 Net earnings for the first quarter of the fiscal year ended April 30, 2005 included restructuring charges of $1.9 million ($1.2 million after taxes, or $.05 per diluted share). See Note 13.

2 Net loss for the second quarter of the fiscal year ended April 30, 2005 included restructuring charges of $0.4 million ($0.2 million after taxes, or $.01 per diluted share). See Note 13.

3 Net loss for the third quarter of the fiscal year ended April 30, 2005 included restructuring charges of $0.3 million ($0.2 million after taxes, or $.01 per diluted share). See Note 13.

4 Net loss for the fourth quarter of the fiscal year ended April 30, 2005 included restructuring charges of $0.4 million ($0.3 million after taxes, or $.01 per diluted share). See Note 13.

5 Net loss for the second quarter of the fiscal year ended April 30, 2005 included a prior year charge of $0.6 million ($0.4 million after taxes, or $.02 per diluted share). See Note 19.

6 Net loss for the fourth quarter of the fiscal year ended April 30, 2005 included a prior year charge of $0.6 million ($0.4 million after taxes, or $.02 per diluted share). See Note 19.

7 Net earnings for the second quarter of the fiscal year ended April 30, 2004 included restructuring charges of $0.5 million ($0.3 million after taxes, or $.02 per diluted share). See Note 13.

8 Net earnings for the second quarter of the fiscal year ended April 30, 2004 included a tax benefit of $2.2 million ($.10 per diluted share) associated with the reversal of a tax reserve when uncertainty over the deduction of operating losses was resolved through the completion of a tax audit.

9 Net loss for the third quarter of the fiscal year ended April 30, 2004 of included restructuring charges of $2.0 million ($1.3 million after taxes, or $.06 per diluted share). See Note 13.

10 Net loss for the third quarter of the fiscal year ended April 30, 2004 included a tax benefit of $0.7 million ($.03 per diluted share) associated with a foreign jurisdiction's extension of the time period in which to realize operating losses.

11 Net earnings for the fourth quarter of the fiscal year ended April 30, 2004 included $1.7 million ($1.1 million after taxes, or $.05 per diluted share) of income from insurance proceeds received for costs previously incurred associated with an SEC investigation that was settled in the fourth quarter of fiscal 2004.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act of 2002 require the Chief Executive Officer and Chief Financial Officer of the Company, in connection with the Company's periodic reports filed with the SEC, to evaluate the Company's "disclosure controls and procedures" and to disclose their conclusions based on this evaluation.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 30, 2005.

During the fourth fiscal quarter of 2005, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Report of Management on Gerber Scientific's
Internal Control Over Financial Reporting

We, as members of management of Gerber Scientific, Inc. (the "Company"), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company's internal control over financial reporting as of April 30, 2005, based on criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this report, audited management's assessment of the effectiveness of internal control over financial reporting and issued their report which is included herein.
GERBER SCIENTIFIC, INC.
July 12, 2005	By:	/s/ Marc T. Giles Marc T. Giles President and Chief Executive Officer

July 12, 2005	By:	/s/ Jay Zager Jay Zager Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
  Gerber Scientific, Inc.

We have audited management's assessment, included in the accompanying Report of Management on Gerber Scientific's Internal Control Over Financial Reporting, that Gerber Scientific, Inc. maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gerber Scientific's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Gerber Scientific, Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Gerber Scientific, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gerber Scientific, Inc. and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 2005, and our report dated July 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Hartford, Connecticut
July 12, 2005

ITEM 9B.  OTHER INFORMATION.

Entry into a Material Definitive Agreement

Credit Agreements. On July 12, 2005, we amended our credit agreements with our lenders. The amendments modified financial covenants included in the asset-based, multi-currency revolving credit agreement (the "Revolver") by and among (1) Gerber Scientific, Inc. and Gerber Scientific International, Inc. (collectively, the borrowers), (2) Gerber Coburn Optical International, Inc., Spandex Limited, Spandex Benelux BV, Gerber Scientific International Ltd. (f/k/a ND Graphic Products Limited), H. Brunner GmbH, and Gerber Scientific UK Ltd., (collectively, the guarantors), (3) the financial institutions party to the credit agreement, as lenders, (4) Bank of America, N.A., successor by merger to Fleet National Bank, as issuing bank and (5) Fleet Capital Corporation, as administrative agent for the lenders.

The modified financial covenants follow:

As of:	Minimum Fixed Charge Coverage Ratio	Maximum Total Liabilities to Tangible Capital Base Ratio	Maximum Annual Capital Expenditures
July 31, 2005	0.7 to 1.0	4.0 to 1.0
October 31, 2005	0.9 to 1.0	4.0 to 1.0
January 31, 2006	0.9 to 1.0	3.75 to 1.0
April 30, 2006	1.1 to 1.0	3.5 to 1.0	$ 9,500,000
July 31, 2006	1.25 to 1.0	3.25 to 1.0
October 31, 2006	1.5 to 1.0	3.0 to 1.0
January 31, 2007	1.5 to 1.0	2.75 to 1.0
April 30, 2007	1.75 to 1.0	2.5 to 1.0	$ 9,500,000

The amendments also modified the financial covenants included in the two term loans agreement by and among (1) Gerber Scientific, Inc. and Gerber Scientific International, Inc. (collectively the borrowers), (2) Gerber Coburn Optical International, Inc. and Gerber Scientific International, Ltd. (collectively the guarantors), (3) the financial institutions party to the credit agreement, as lenders, and (4) Ableco Finance LLC as agent for the lenders.

The modified financial covenants follow:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Funded Debt to EBITDA	Maximum Annual Capital Expenditures
July 31, 2005	0.7 to 1.0	2.8 to 1.0
October 31, 2005	0.9 to 1.0	2.2 to 1.0
January 31, 2006	0.9 to 1.0	1.875 to 1.0
April 30, 2006	1.1 to 1.0	1.875 to 1.0	$ 9,500,000
July 31, 2006	1.25 to 1.0	1.875 to 1.0
October 31, 2006	1.5 to 1.0	1.875 to 1.0
January 31, 2007	1.5 to 1.0	1.875 to 1.0
April 30, 2007	1.75 to 1.0	1.875 to 1.0	$ 9,500,000

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of executive officers is set forth under the caption "Executive Officers of the Registrant" included in Part I of this annual report on Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated herein by reference to our definitive proxy statement for the Company's 2005 annual meeting of shareholders (the "Proxy Statement"), which is expected to be filed with the SEC within 120 days after the Company's April 30, 2005 fiscal year-end.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this annual report:

1.	Financial Statements:	Page
	Consolidated Statements of Operations for the years ended April 30, 2005, 2004, and 2003	71
	Consolidated Balance Sheets at April 30, 2005 and 2004	72
	Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 2005, 2004, and 2003	74
	Consolidated Statements of Cash Flows for the years ended April 30, 2005, 2004, and 2003	76
	Report of Independent Registered Public Accounting Firm	77
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	78

2.	Financial Statement Schedules:
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits Gerber Scientific, Inc. herewith files the following exhibits:
	Exhibit Index Number	Exhibit
	3.1

Amended and Restated Certificate of Incorporation of Gerber Scientific, Inc. (the "Company" or the "Registrant") (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004).

	3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004).
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

10.10

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended April 30, 2003).

10.11

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002).

10.12

Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents including Marc T. Giles and Bernard J. Demko (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

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

10.15

Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001).

10.16

Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999).

10.17

2000-2004 Executive Annual Incentive Bonus Plan, as submitted to shareholders for approval (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.18	Ableco Finance LLC First Amendment to Financing Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.19	Fleet Capital Corporation First Amendment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).
10.20	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed on August 28, 1995).
10.21	Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Appendix B to the Company's Proxy Statement filed on August 8, 2003, as amended on August 18, 2003).
10.22	Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-116991).
10.23

Letter Agreement, dated as of September 22, 2003, between the Company and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

10.24	Ableco Finance LLC Second Amendment Agreement (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended April 30, 2004).
10.25	Fleet Capital Corporation Waiver and Second Amendment Agreement (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended April 30, 2004).
10.26

Letter Agreement, dated as of December 18, 2003, between Gerber Scientific, Inc. and Donald P. Aiken (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended April 30, 2004).

10.27	Ableco Finance LLC Third Amendment Agreement dated as of July 9, 2004 (incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended April 30, 2004).
10.28

Fleet Capital Corporation Third Amendment Agreement dated as of July 9, 2004 (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended April 30, 2004).

10.29

Separation Agreement Between Shawn Harrington and Gerber Scientific, Inc., dated July 14, 2004 (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended April 30, 2004).

10.30

Form of Nonqualified Stock Option Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004).

10.31

Form of Restricted Stock Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004).

10.32

Change in Control Agreement dated October 1, 2004 between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004).

10.33	Separation Agreement between Doris Skoch and Gerber Scientific, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).
10.34	Description of Director Compensation. Filed herewith.
10.35	Description of Executive Officer Compensation. Filed herewith.
10.36	Ableco Finance LLC Fifth Amendment to Financing Agreement dated July 12, 2005. Filed herewith.
10.37	Bank of America, N.A. Fourth Amendment Agreement dated July 12, 2005. Filed herewith.
10.38	Letter Agreement dated December 20, 2004 between Gerber Scientific, Inc. and Jay Zager. Filed herewith.
10.39	Change in Control Agreement dated February 28, 2005 between Gerber Scientific, Inc. and Jay Zager. Filed herewith.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) under the Securities Exchange Act of 1934. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350. Filed herewith.

99.1	Supplemental Segment Information. Filed herewith.

(b)	See Item 15(a) 3. above.
(c)	See Item 15(a) 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

Date: July 14, 2005	By:	/s/ Jay Zager
Jay Zager (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
July 14, 2005	/s/ Marc T. Giles (Marc T. Giles)	President, Chief Executive Officer, and Director (Principal Executive Officer)

July 14, 2005	/s/ Donald P. Aiken (Donald P. Aiken)	Director, Chairman

July 14, 2005	/s/ George M. Gentile (George M. Gentile)	Director

July 14, 2005	/s/ W. Jerome Vereen (W. Jerome Vereen)	Director

July 14, 2005	/s/ A. Robert Towbin (A. Robert Towbin)	Director

July 14, 2005	/s/ David J. Logan (David J. Logan)	Director

July 14, 2005	/s/ Carole F. St. Mark (Carole F. St. Mark)	Director

July 14, 2005	/s/ Edward G. Jepsen (Edward G. Jepsen)	Director

July 14, 2005	/s/ John R. Lord (John R. Lord)	Director

July 14, 2005	/s/ Randall D. Ledford (Randall D. Ledford)	Director

July 14, 2005	/s/ Jay Zager (Jay Zager)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

July 14, 2005	/s/ Anthony L. Mattacchione (Anthony L. Mattacchione)	Vice President and Corporate Controller, (Principal Accounting Officer)