Form 10-Q
period 2005-07-31
GERBER SCIENTIFIC INC
filed 2005-08-25
CIK 41133

__________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2005

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
Yes /X/. No / /.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes / /. No /X/.

At July 31, 2005, 22,326,459 shares of common stock of the registrant were outstanding.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONTENTS OF QUARTERLY REPORT ON FORM 10-Q Quarter Ended July 31, 2005

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Statements of Operations for the three months ended July 31, 2005 and 2004	2

	Consolidated Balance Sheets at July 31, 2005 and April 30, 2005	3-4

	Consolidated Statements of Cash Flows for the three months ended July 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signature		28

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
In thousands, except per share data	2005	2004
Revenue:
Product sales	$ 113,417	$ 112,923
Service sales	15,347	14,763
	128,764	127,686
Costs and Expenses:
Cost of products sold	79,865	78,749
Cost of services sold	9,643	9,716
Selling, general and administrative	29,575	28,098
Research and development	6,312	6,113
Restructuring charges	(36)	1,894
	125,359	124,570
Operating income	3,405	3,116
Other expense, net	(175)	(198)
Interest expense	(1,431)	(2,077)
Earnings before income taxes	1,799	841
Provision for income taxes	2,882	144
Net (loss) earnings	$ (1,083)	$ 697
	=======	=======
(Loss) earnings per share of common stock:
Basic	$ (.05)	$ .03
Diluted	(.05)	.03

Average shares outstanding:
Basic	22,311	22,235
Diluted	22,311	22,433

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share data	July 31, 2005	April 30, 2005
Assets:
Current Assets:
Cash and cash equivalents	$ 3,383	$ 6,148
Accounts receivable, net of allowance for doubtful accounts of $9,470 and $9,706, respectively	85,452	89,800
Inventories	54,247	52,363
Deferred income taxes	7,217	7,559
Prepaid expenses and other current assets	6,565	6,292
Net assets held for sale	443	---
	157,307	162,162
Property, Plant and Equipment	119,056	122,444
Less accumulated depreciation	79,906	82,521
	39,150	39,923
Intangible Assets:
Goodwill	50,922	52,315
Prepaid pension cost	1,692	1,692
Patents and other intangible assets, net of accumulated amortization	5,095	5,392
	57,709	59,399
Deferred Income Taxes	27,419	29,788
Other Assets	5,969	6,014
	$287,554	$297,286
	=======	=======
Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long-term debt	$ 27,144	$ 29,482
Accounts payable	49,027	47,023
Accrued compensation and benefits	17,374	16,438
Other accrued liabilities	18,647	21,651
Deferred revenue	14,947	15,467
Income taxes payable	3,183	2,822
Advances on sales contracts	717	674
	131,039	133,557

Noncurrent Liabilities:
Accrued pension benefit liability	26,013	25,264
Other liabilities	6,005	6,399
Long-term debt	16,009	16,260
	48,027	47,923

Commitments and Contingencies (Note 10):

Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 22,998,776 and 22,983,654 shares, respectively	230	230
Paid-in capital	65,977	66,045
Retained earnings	66,802	67,885
Treasury stock, at cost (672,317 and 680,398 shares, respectively)	(13,825)	(13,991)
Unamortized value of restricted stock grants	(113)	(130)
Accumulated other comprehensive loss	(10,583)	(4,233)
	108,488	115,806
	$287,554	$297,286
	=======	=======

See accompanying notes to consolidated financial statements.

3-4

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,

In thousands	2005	2004
Cash Provided by (Used for):
Operating Activities:
Net (loss) earnings	$(1,083)	$ 697
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	2,190	2,790
Restructuring charges	(36)	1,894
Deferred income taxes	2,711	(1,068)
Other non-cash items	641	440
Changes in operating accounts:
Receivables	1,200	4,506
Inventories	(3,421)	(4,678)
Prepaid expenses	(951)	(599)
Accounts payable and accrued expenses	3,219	(1,261)
Provided by Operating Activities:	4,470	2,721
Investing Activities:
Additions to property, plant and equipment	(3,256)	(1,072)
Intangible and other assets	(144)	(91)
(Used for) Investing Activities:	(3,400)	(1,163)
Financing Activities:
Repayments of borrowings under term loans	(251)	(10,452)
Net change in revolver	(2,337)	9,322
Net short-term financing	---	(126)
Exercise of stock options	58	91
Other common stock activity	57	(93)
(Used for) Financing Activities:	(2,473)	(1,258)

Effect of exchange rate changes on cash	(1,362)	(134)

(Decrease) Increase in Cash and Cash Equivalents	(2,765)	166
Cash and Cash Equivalents, Beginning of Period	6,148	6,371
Cash and Cash Equivalents, End of Period	$ 3,383	$ 6,537
	======	======

See accompanying notes to consolidated financial statements.

GERBER SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005. The consolidated balance sheet at April 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to prior year results to conform to the current year presentation. These included all warranty, installation, and training costs that were reclassified from Selling, General and Administrative, or S,G&A, to Cost of Products Sold and an improved allocation of the Sign Making and Specialty Graphics segment's overhead costs from S,G&A to Cost of Products Sold. The prior period presented was reclassified to reflect these changes.

NOTE 2.   Stock Option Plans

The Company has stock option plans authorizing grants to officers and employees. The Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options (intrinsic value method) through July 31, 2005. No stock-based compensation cost related to stock options has been reflected in net (loss) earnings, as all options granted under these plans had an exercise price equal to the quoted market value of the underlying common stock on the date of the grant. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the Securities and Exchange Commission delayed the required adoption date for SFAS No. 123R. SFAS 123R is now effective for all fiscal years beginning after June 15, 2005, and the Company will adopt SFAS No. 123R on May 1, 2006 using the modified prospective method. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial position and results of operations.

The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

	Three Months Ended July 31,
In thousands, except per share amounts	2005	2004
Net (loss) earnings, as reported	$(1,083)	$ 697
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(81)	(246)
Pro forma net (loss) earnings	$(1,164)	$ 451
	======	=====
Net (loss) earnings per share
Basic, as reported	$ (.05)	$ .03
Basic, pro forma	(.05)	.02

Diluted, as reported	$ (.05)	$ .03
Diluted, pro forma	(.05)	.02

NOTE 3.   Inventories

The classification of inventories was as follows (in thousands):

	July 31, 2005	April 30, 2005
Raw materials and aftermarket parts	$43,079	$39,800
Work in process	1,149	1,326
Finished goods	10,019	11,237
	$54,247	$52,363
	======	======

NOTE 4.   Restructuring

Fiscal 2005 Restructuring

During the fiscal year ended April 30, 2005, the Company recorded restructuring charges of $3.0 million consisting of employee separation costs of $2.6 million and an adjustment to the fiscal 2004 facility consolidation costs of $0.4 million. The employee separation costs were primarily attributable to the relocation of the Ophthalmic Lens Processing segment's operations in Muskogee, Oklahoma and efforts to reduce Spandex's costs in the Sign Making and Specialty Graphics segment. The facility consolidation adjustment related to the sublease of a vacant Sign Making and Specialty Graphics segment facility.

The following table presents a rollforward of the accruals at April 30, 2005 to July 31, 2005 by segment (in thousands):

Employee Separation Accrual
Sign Making and Specialty Graphics
Balance at April 30, 2005	$ 395
Cash payments	(306)
Change in estimate	(36)
Balance at July 31, 2005	53
Ophthalmic Lens Processing
Balance at April 30, 2005	508
Cash payments	(436)
Balance at July 31, 2005	72
Ending balance at July 31, 2005	$ 125
=====

The remaining balance at July 31, 2005 is expected to be paid during fiscal 2006.

Fiscal Year 2004 Restructuring

The following table presents a rollforward of the accruals established in fiscal 2004 by segment (in thousands):

Facility Consolidation Accrual
Sign Making and Specialty Graphics
Balance at April 30, 2005	$ 1,775
Cash payments	(83)
Ending balance at July 31, 2005	1,692

Ophthalmic Lens Processing
Balance at April 30, 2005	65
Cash payments	(16)
Ending balance at July 31, 2005	49
$ 1,741
=====

Of the remaining balance at July 31, 2005, $0.4 million is expected to be paid in the fiscal year ending April 30, 2006, $0.3 million in the fiscal year ending April 30, 2007, $0.1 million in the fiscal year ending April 30, 2008, $0.1 million in the fiscal year ending April 30, 2009, $0.1 million in the fiscal year ending April 30, 2010, and $0.7 million thereafter.

Fiscal Year 2003 Restructuring Update

Of the remaining accrual of $0.1 million at April 30, 2005 related to a fiscal 2003 facility consolidation charge, a small amount was paid in the fiscal 2006 first quarter, resulting in an ending balance at July 31, 2005 of $0.1 million, which is expected to be paid in full in the fiscal year ending April 30, 2006.

Fiscal Year 2002 Restructuring Update

As of April 30, 2005, an accrual of approximately $0.3 million for severance costs remained, all of which represented severance and other amounts payable to the former Chief Executive Officer. No cash payments were charged against this accrual during the three months ended July 31, 2005.

NOTE 5.   Goodwill and Other Intangible Assets

Goodwill and other intangible assets include (in thousands):

	As of July 31, 2005			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 7,822	$ 3,139	$ 4,683	$ 8,010	$ 3,095	$ 4,915
Other	657	245	412	703	226	477
	8,479	3,384	5,095	8,713	3,321	5,392
Unamortized intangible assets:
Goodwill	50,922	---	50,922	52,315	---	52,315
Prepaid pension cost	1,692	---	1,692	1,692	---	1,692
	52,614	---	52,614	54,007	---	54,007
	$ 61,093	$ 3,384	$ 57,709	$ 62,720	$ 3,321	$59,399
	======	======	======	======	======	======

Intangible amortization expense was $0.2 million for the three months ended July 31, 2005 and 2004, and is estimated to be approximately $0.4 million annually for fiscal years ending April 30, 2006 through 2011.

The following table presents the changes in the carrying amount of goodwill by operating segment for the three months ended July 31, 2005 (in thousands):

	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of May 1, 2005	$ 22,583	$ 12,736	$ 16,996	$ 52,315
Effects of currency translation	(1,393)	---	---	(1,393)
Balance as of July 31, 2005	$ 21,190	$ 12,736	$ 16,996	$ 50,922
	======	======	======	======

During the three months ended July 31, 2005, the Company reviewed its Ophthalmic Lens Processing segment goodwill for impairment in accordance with its annual goodwill impairment review schedule. Based on this review, the Company was not required to record any goodwill impairment.

NOTE 6.   Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates because of its global presence and international sales and purchase activities. These foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company has used forward exchange contracts. As of July 31, 2005, the Company was not party to any forward exchange contracts.  When used, these contracts are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. Counterparties to forward exchange contracts are major international commercial banks. The Company does not anticipate non-performance by the counterparties.

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

The Company's forward exchange contracts are designated as a hedge of the cash flow variability arising from forecasted foreign currency denominated purchases. Accordingly, changes in the cash flows of these contracts must be highly correlated with changes in the cash flows of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Gains and losses on these derivatives are recorded in shareholders' equity to the extent they are effective as hedges and reclassified into Cost of Products Sold in the period in which the hedged transaction settles. To the extent that the derivatives are not effective as hedges, gains and losses on these derivatives are recorded immediately into current earnings in Other Expense, Net.

The change in shareholders' equity associated with hedging activity for the three months ended July 31, 2004 was as follows:

In thousands	Three Months Ended July 31, 2004
Balance − May 1, 2004	$ (149)
Cash flow hedging loss	(86)
Net loss reclassified to Statements of Operations	164
Balance − July 31, 2004	$ (71)
======

NOTE 7.   Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses. Beginning May 1, 2005, management began evaluating segments using operating income as the measure of segment profit, rather than segment earnings before interest and income taxes. Prior year segment results have been restated to conform to the new measurement of segment financial performance. Financial data for the three months ended July 31, 2005 and 2004 are shown in the following tables:

	Three Months Ended July 31,
In thousands	2005	2004

Segment revenue:
Sign Making and Specialty Graphics	$ 69,920	$ 68,725
Apparel and Flexible Materials	42,229	39,764
Ophthalmic Lens Processing	16,615	19,197
	$128,764	$127,686
	=======	=======
Segment profit (loss):
Sign Making and Specialty Graphics	$ 3,080	$ 2,547
Apparel and Flexible Materials	5,068	4,603
Ophthalmic Lens Processing	(682)	(503)
	$ 7,466	$ 6,647
	=======	=======

A reconciliation of total segment profit to consolidated earnings before income taxes follows:

	Three Months Ended July 31,
In thousands	2005	2004

Segment profit	$ 7,466	$ 6,647
Corporate operating expenses	(4,061)	(3,531)
Operating income	3,405	3,116
Other expense, net	(175)	(198)
Interest expense	(1,431)	(2,077)
Earnings before income taxes	$ 1,799	$ 841
	======	======

NOTE 8.   Comprehensive (Loss) Income

The Company's total comprehensive (loss) income was as follows:

	Three Months Ended July 31,
In thousands	2005	2004
Net (loss) earnings	$ (1,083)	$ 697
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,350)	686
Cash flow hedging gain, net	---	78
Total comprehensive (loss) income	$ (7,433)	$ 1,461
	======	======

NOTE 9.   (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) earnings per common share:

	Three Months Ended July 31,
In thousands, except per share amounts	2005	2004
Numerator:
Net (loss) earnings	$ (1,083)	$ 697
	======	======
Denominators:
Denominator for basic (loss) earnings per share − weighted-average shares outstanding	22,311	22,235
Effect of dilutive securities:
Stock options	---	198
Denominator for diluted (loss) earnings per share − adjusted weighted-average shares outstanding	22,311	22,433
	======	======
Basic (loss) earnings per share	$ (.05)	$ .03
	======	======
Diluted (loss) earnings per share	$ (.05)	$ .03
	======	======

For the three months ended July 31, 2005 and 2004, 2.0 million and 2.9 million, respectively, of common stock equivalents were antidilutive and not included in the above calculation.

For the three months ended July 31, 2005, stock options exercisable for an additional 0.2 million shares of common stock were excluded from the calculation of diluted (loss) per share because the Company reported a net loss.

NOTE 10.   Commitments and Contingencies

The Company currently has lawsuits and claims pending against it, which management believes that the ultimate resolution will not have a material effect on its consolidated financial condition or results of operations. There were no significant changes to the commitments and contingencies during the fiscal 2006 first quarter from those previously disclosed in the Company's annual report on Form 10-K for the year ended April 30, 2005, filed with the SEC on July 14, 2005.

NOTE 11.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2005.

The changes in the carrying amount of product warranties for the three months ended July 31, 2005 and 2004 are as follows:

	Three Months Ended July 31,
In thousands	2005	2004
Beginning balance	$ 5,978	$ 4,970
Reductions for payments made	(1,392)	(1,329)
Changes in accruals related to warranties issued in the current period	1,232	1,382
Changes in accruals related to pre-existing warranties	243	---
Ending balance	$ 6,061	$ 5,023
	======	======

NOTE 12.  Employee Benefit Plans

Components of net periodic benefit cost for the three months ended July 31, 2005 and 2004 are presented below.

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Service cost	$ 724	$ 654	$ 41	$ 40
Interest cost	1,383	1,337	101	123
Expected return on plan assets	(1,403)	(1,332)	(109)	(111)
Amortization of prior service cost	74	74	(1)	(1)
Amortization of net loss	427	233	30	42
Net periodic benefit cost	$ 1,205	$ 966	$ 62	$ 93
	======	======	=====	=====

Employer Contributions

For the three months ended July 31, 2005, $0.5 million in cash contributions have been made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan, and the Company expects to contribute $3.1 million to this plan in the fiscal year ending April 30, 2006.

NOTE 13. Long-Term Debt

Effective July 12, 2005, the Company entered into amendments of its current senior secured credit facilities. The amendments modified certain financial covenants, which require the Company to meet the following financial ratios, as defined in the credit facilities, for the fiscal periods shown below:

	Maximum Total Funded Debt to EBITDA Ratio	Minimum Fixed Charge Coverage Ratio	Maximum Total Liabilities to Tangible Capital Base Ratio
Fiscal 2006 first quarter	2.8 to 1.0	0.7 to 1.0	4.0 to 1.0
Fiscal 2006 second quarter	2.2 to 1.0	0.9 to 1.0	4.0 to 1.0
Fiscal 2006 third quarter	1.875 to 1.0	0.9 to 1.0	3.75 to 1.0
Fiscal 2006 fourth quarter	1.875 to 1.0	1.1 to 1.0	3.5 to 1.0
Fiscal 2007 first quarter	1.875 to 1.0	1.25 to 1.0	3.25 to 1.0
Fiscal 2007 second quarter	1.875 to 1.0	1.5 to 1.0	3.0 to 1.0
Fiscal 2007 third quarter	1.875 to 1.0	1.5 to 1.0	2.75 to 1.0
Fiscal 2007 fourth quarter	1.875 to 1.0	1.75 to 1.0	2.5 to 1.0

As modified by the foregoing amendments, the maximum capital expenditures covenant limits the Company's capital expenditures to no more than $9.5 million annually.

The fees associated with these amendments totaled $0.1 million.

NOTE 14. Net Asset Held for Sale

The Company relocated its Ophthalmic Lens Processing Muskogee, Oklahoma manufacturing facility during fiscal 2005. In the fiscal 2006 first quarter, the facility met the criteria for classification as Net Asset Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Other Expense, Net includes a $0.1 million loss recognized in accordance with SFAS No. 144 upon reducing the net book value of the facility to its fair value less estimated selling costs. The facility was sold on August 18, 2005.

NOTE 15.  Income Taxes

During the three months ended July 31, 2005, the Company recorded tax expense of $2.9 million. Included in this amount was a $2.3 million non-cash charge attributable to the reversal of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 32.7 percent compared to the statutory rate of 35.0 percent. The lower consolidated tax rate was primarily attributable to benefits related to export tax incentives and research and development tax credits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
   Gerber Scientific, Inc.:

We have reviewed the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of July 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended July 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 12, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
August 24, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements (unaudited) for the three-month periods ended July 31, 2005 ("fiscal 2006 first quarter") and 2004 ("fiscal 2005 first quarter") and related notes to the Consolidated Financial Statements included elsewhere herein, as well as with our annual report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005.

OVERVIEW

For the fiscal 2006 first quarter, we reported revenue of $128.8 million, operating income of $3.4 million, and a net loss of $(1.1) million. Included in the fiscal 2006 first quarter results was a tax charge of $2.3 million attributable to a change in United Kingdom tax law. Excluding this non-recurring charge, net income would have been $1.2 million, or $0.05 per share. Revenue reported for the fiscal 2006 first quarter was slightly lower than revenue for the fiscal 2005 first quarter after adjusting for the favorable effect of foreign currency translation. Revenue gains within the Apparel and Flexible Materials segment were completely offset by revenue declines in the Ophthalmic Lens Processing segment. Both our Apparel and Flexible Materials and Sign Making and Specialty Graphics operating segments reported operating profit increases over last year. Our Ophthalmic Lens Processing segment reported a higher fiscal 2006 first quarter operating loss than the fiscal 2005 first quarter, which was attributable to decreased demand in end-use markets for our lens processing products, industry consolidation, and business disruption associated with the relocation of this segment's production facility in fiscal 2005.

We reported $4.5 million of operating cash flow in the fiscal 2006 first quarter, which represented an increase of $1.7 million from the fiscal 2005 first quarter. This cash flow and a reduction of our cash balances enabled us to repay $2.6 million of debt, after funding our capital expenditures. Our total debt balance was $43.2 million at July 31, 2005 compared to $45.7 million at April 30, 2005. We believe that our significant debt reduction over the last two fiscal years, which resulted in a decrease in our total debt balance from $89.7 million at July 31, 2003 to $43.2 million at July 31, 2005, will enable us to refinance the Company's debt under improved terms, which we will seek to do in fiscal 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. We described the critical accounting policies that require management's most difficult, subjective, or complex judgments in our annual report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005.

RESULTS OF OPERATIONS
	Three Months Ended July 31,
In thousands	2005	2004
Revenue	$128,764	$127,686
Cost of sales	89,508	88,465
Gross margin	39,256	39,221
Operating expenses	35,851	36,105
Operating income	$ 3,405	$ 3,116
	======	======
Gross margin %	30.5%	30.7%
	======	======

Revenue. Consolidated fiscal 2006 first quarter revenue was $128.8 million compared to fiscal 2005 first quarter revenue of $127.7 million. Foreign currency translation had the effect of increasing revenue in the fiscal 2006 first quarter by approximately $2.1 million from the fiscal 2005 first quarter. Adjusting for the effect of foreign currency translation, revenue increased in our Apparel and Flexible Materials segment and decreased in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments.

The following table shows equipment and aftermarket supplies and service revenue as a percentage of total revenue during the fiscal 2006 first quarter compared to the fiscal 2005 first quarter:

	Three Months Ended July 31,
	2005	2004
Equipment revenue	30%	29%
Aftermarket supplies and service revenue	70%	71%

On a geographic basis and adjusted for foreign currency translation, our fiscal 2006 first quarter business volume was lower in the North American and Rest of World regions and higher in the European region compared to the fiscal 2005 first quarter.

The European business increase was primarily the result of higher sales of the Apparel and Flexible Materials segment's single-ply cutting equipment to non-apparel markets, particularly in Eastern Europe. The sales increase principally reflected the migration of the manufacture of automotive and furniture soft-goods products from the United States, which also contributed to the lower business volume in the North American region.

The Ophthalmic Lens Processing segment business levels decreased in the fiscal 2006 first quarter compared to the fiscal 2005 first quarter in each geographic segment. The decreases were primarily attributable to overall market softness, industry consolidation, and business disruption associated with our efforts to improve the efficiency of segment operations, which also affected business levels in Australia and New Zealand in the Sign Making and Specialty Graphics segment.

Gross Profit Margins. Fiscal 2006 first quarter gross margin of 30.5 percent decreased 0.2 percentage points from the fiscal 2005 first quarter. The favorable effect on the gross profit margin attributable to higher sales volume in the Apparel and Flexible Materials segment was offset by the unfavorable effect of the lower sales volume in the Ophthalmic Lens Processing segment.

Selling, General and Administrative Expenses. Selling, general and administrative, or S,G&A, expenses as a percentage of revenue were 23.0 percent in the fiscal 2006 first quarter compared to 22.0 percent in the fiscal 2005 first quarter. Adjusting for the effect of foreign currency translation, S,G&A expenses increased $1.1 million in the fiscal 2006 first quarter from the fiscal 2005 first quarter. The increase was primarily attributable to higher employee bonus accrual requirements of $1.1 million in the fiscal 2006 first quarter associated with the shareholder approved incentive compensation plan.

Research and Development. Research and development, or R&D, expenses as a percentage of revenue were 4.9 percent in the fiscal 2006 first quarter and 4.8 percent in the fiscal 2005 first quarter. Our consistent investment in R&D reflects our commitment to new product development.

Restructuring Charges. Fiscal 2005 first quarter earnings included restructuring charges of $1.9 million. The charges included costs to relocate the Ophthalmic Lens Processing segment's Muskogee, Oklahoma facility and related employee separation costs of $1.4 million. In addition, in the fiscal 2005 first quarter, we entered into a sublease agreement for a facility vacated in fiscal 2004. The terms of that sublease required us to increase our original facility cease-use accrual by $0.4 million. We also recorded a fiscal 2005 first quarter charge of $0.1 million related to other employee separation costs within both our Sign Making and Specialty Graphics and Apparel and Flexible Materials operating segments.

Other Expense, Net. Other expense, net of $0.2 million in the fiscal 2006 first quarter was lower than in the fiscal 2005 first quarter primarily because of favorable foreign currency transaction gains of $0.6 million. The U.S. dollar strengthened more significantly against currencies in foreign countries in which we operate in the fiscal 2006 first quarter than in the fiscal 2005 first quarter. We recognize foreign currency transaction gains and losses on the translation of accounts receivable and payable balances that are reported in one currency and paid in another. Bank amendment and waiver fees of $0.4 million incurred in the fiscal 2006 first quarter partially offset the favorable foreign currency gains.

Interest Expense. Interest expense decreased $0.6 million in the fiscal 2006 first quarter from the fiscal 2005 first quarter. The decrease was primarily attributable to lower debt balances. Average debt balances under our senior secured credit facilities were $40.4 million in the fiscal 2006 first quarter compared to $54.2 million in the fiscal 2005 first quarter. The weighted average interest rate of our credit facility debt, inclusive of deferred debt issue costs amortized, was 13.3 percent in the fiscal 2006 first quarter and 14.8 percent in the fiscal 2005 first quarter.

Income Tax Expense. In the fiscal 2006 first quarter, we recorded a tax charge of $2.3 million as a result of a change in United Kingdom tax law. Excluding this tax charge, our consolidated tax rate from continuing operations would have been 32.7 percent compared to the statutory rate of 35.0 percent. The lower consolidated tax rate was primarily attributable to benefits related to export tax incentives and research and development tax credits.

Net (Loss) Earnings. As a result of the foregoing operating results, net loss in the fiscal 2006 first quarter was $1.1 million ($0.05 per diluted share) compared to net earnings of $0.7 million ($0.03 per diluted share) in the fiscal 2005 first quarter.

SEGMENT REVIEW

Sign Making and Specialty Graphics

	Three Months Ended July 31,
In thousands	2005	2004
Revenue	$ 69,920	$ 68,725
Segment profit	$ 3,080	$ 2,547

The fiscal 2006 first quarter segment revenue increased $1.2 million from the fiscal 2005 first quarter.  Adjusting for the effect of foreign currency translation, segment revenue in the fiscal 2006 first quarter was $68.4 million, which was substantially the same revenue level achieved for the fiscal 2005 first quarter. Higher equipment sales of $1.2 million resulting primarily from the recent introduction of a new thermal imaging product, Edge FX, were offset by the effect of business disruption associated with the implementations of the Company's enterprise resource planning system, SAP, in Australia and New Zealand effective May 1, 2005. Management intends to complete the implementation of SAP throughout the entire Company during the fiscal 2006 second quarter. As of the date of this report, SAP remained to be implemented in two businesses located in Eastern Europe, with operating results that are not significant to the Company's financial statements taken as a whole. Although management seeks to minimize business disruption caused by its efforts to implement SAP throughout the Company, there is no assurance that this segment's business will not continue to be adversely affected.

Fiscal 2006 first quarter segment profit was $0.5 million higher than segment profit for the fiscal 2005 first quarter. Segment profit for the fiscal 2005 first quarter included a restructuring charge of $0.4 million related to a dormant facility. Adjusting for this charge, segment profit for the fiscal 2006 first quarter was substantially the same as for the fiscal 2005 first quarter.

Apparel and Flexible Materials

	Three Months Ended July 31,
In thousands	2005	2004
Revenue	$ 42,229	$ 39,764
Segment profit	$ 5,068	$ 4,603

Segment revenue for the fiscal 2006 first quarter increased $2.5 million, or 6.2 percent, from the fiscal 2005 first quarter. Foreign currency translation had the effect of increasing segment revenue approximately $0.3 million in the fiscal 2006 first quarter compared to the fiscal 2005 first quarter. The higher revenue was primarily attributable to higher sales of single-ply cutting equipment to non-apparel automotive and furniture markets, which reflected strength in those markets, particularly in Eastern Europe. Higher aftermarket supplies sales associated with overall growth in new equipment sales and higher sales of software subscription contracts, which entitle customers to software upgrades and support when and if available, also contributed to the revenue increase.

The migration of furniture and automotive production from the United States to Europe, particularly in Eastern Europe, resulted in higher European business volume that was offset in full by lower North American business volume. Business volume in Rest of World markets increased, although not to levels expected by management.

Our primary objective for this segment remains to increase market share in growth markets, particularly China. The lifting of the quotas mandated by the World Trade Organization, which occurred on December 31, 2004, is expected to have a significant favorable impact on the success of our China initiative, since it is anticipated to benefit China at the expense of other apparel-producing countries. The United States and other countries, however, have planned, and in some cases introduced, protective trade measures. The timing of the benefit to China of the lifting of quotas, therefore, remains uncertain.

Segment profit for the fiscal 2006 first quarter was $0.5 million higher than for the fiscal 2005 first quarter. This increase was primarily attributable to higher business volume of $0.8 million and the positive impact from an improved product mix favoring higher margin single-ply cutting equipment of $0.3 million. These factors were partially offset by higher employee bonus accrual requirements.

Ophthalmic Lens Processing

	Three Months Ended July 31,
In thousands	2005	2004
Revenue	$ 16,615	$ 19,197
Segment loss	$ (682)	$ (503)

Segment revenue for the fiscal 2006 first quarter decreased $2.6 million, or 13.5 percent, from the fiscal 2005 first quarter. Foreign currency translation had the effect of increasing segment revenue by approximately $0.2 million in the fiscal 2006 first quarter compared to the fiscal 2005 first quarter. The revenue decrease was attributable to softness in the overall ophthalmic market, ophthalmic industry consolidation causing customer uncertainty, and business disruption associated with relocating this segment's manufacturing facility in fiscal 2005. Although management seeks to minimize business disruption cause by its internal operating focus, there is no assurance that this segment's business will not continue to be adversely affected.

Segment loss for the fiscal 2006 first quarter increased $0.2 million from the fiscal 2005 first quarter. Included in segment loss for the fiscal 2005 first quarter were restructuring charges of $1.4 million. Adjusting for these charges, the decline was attributable to lower business volume of $1.0 million and higher marketing expenses associated with a recent product launch.

Corporate Expenses

	Three Months Ended July 31,
In thousands	2005	2004
Operating expenses	$ 4,061	$ 3,531

Corporate operating expenses incurred in the fiscal 2006 first quarter were higher than in the fiscal 2005 first quarter primarily because of higher employee compensation costs of $0.7 million attributable to increased headcount and higher employee bonus accrual requirements. The factors were offset by lower legal fees of $0.2 million.

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

We believe that cash on hand, cash flow we expect from operations, and borrowings we anticipate to be available under our revolving credit facility will enable us to meet our primary ongoing cash requirements for at least the next 12 months. Thereafter, significant operating, capital, and product development expenditures may be required to meet expected growth in the demand for products. We currently expect that we will fund our future expenditures primarily from operations and revolving credit facility borrowings. We may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. Management intends to refinance the Company's existing credit facilities to more favorable terms and conditions in the fiscal 2006 second quarter. A complete refinancing of the credit facilities would result in expensing deferred debt issuance costs that are currently amortized over the life of the loans. At July 31, 2005, deferred debt issuance costs included in Other Assets related to the credit facilities were $2.8 million. There can be no assurance as to whether, or as to the terms on which, we will be able to refinance our credit facility indebtedness or to obtain other debt or equity financing.

The following table shows information about our capitalization as of the dates indicated:

Dollars in thousands	July 31, 2005	April 30, 2005
Cash and cash equivalents	$ 3,383	$ 6,148
Total debt	43,153	45,742
Net debt (total debt less cash and cash equivalents)	39,770	39,594
Shareholders' equity	108,488	115,806
Total capital (net debt plus shareholders' equity)	148,258	155,400
Net debt-to-total capital ratio	26.8%	25.5%

Cash Flows. Cash provided by operating activities was $4.5 million in the fiscal 2006 first quarter compared to $2.7 million in the fiscal 2005 first quarter. The increased cash flow was primarily attributable to higher accounts payable balances because of the timing of vendor payments. Higher inventory balances partially offset the improved cash flows in the fiscal 2006 first quarter.

Fiscal 2006 first quarter cash provided by operating activities and our lower cash balances at July 31, 2005 compared to April 30, 2005 were used to reduce our debt by $2.6 million and fund capital expenditures and intangible asset additions of $3.4 million. Capital expenditures are expected to be approximately $9.0 million for the full fiscal year.

Fiscal 2005 first quarter cash provided by operating activities was used to reduce our debt and short-term lines of credit by $1.3 million, fund capital expenditures and intangible asset additions of $1.2 million, and increase cash balances by $0.2 million.

Financial Condition. Net accounts receivable decreased to $85.5 million at July 31, 2005 from $89.8 million at April 30, 2005. This decrease was primarily attributable to the collection of accounts receivable resulting from fiscal 2005 fourth quarter shipments and the effect of foreign currency translation as a result of the strengthening of the U.S. dollar since April 30, 2005 against currencies of foreign countries in which we operate. Days sales outstanding in ending accounts receivable were 60 at July 31, 2005 compared to 61 at April 30, 2005.

Inventories increased to $54.2 million at July 31, 2005 from $52.4 million at April 30, 2005. The inventory increase was partially offset by the foreign currency translation effect noted above. Inventory turnover decreased to 6.7 times annually at July 31, 2005 from 7.3 times annually at April 30, 2005.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, decreased to $103.9 million at July 31, 2005 from $104.1 million at April 30, 2005. The foreign currency translation effect noted above decreased accounts payable and other accrued liabilities. Days purchases outstanding in accounts payable increased to 49 days at July 31, 2005 from 43 days at April 30, 2005, primarily due to the timing of payments to our vendors. Accounts payable increased $2.0 million and was primarily attributable to an unpaid invoice for a software upgrade relating to our enterprise resource planning system in the fiscal 2006 first quarter.

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

On July 12, 2005, we amended our Revolver and Term Loans agreements. The amendments modified certain financial covenants, which require us to meet the following financial ratios, as defined for purposes of the credit facilities for the fiscal periods shown below:

	Maximum Total Funded Debt to EBITDA Ratio	Minimum Fixed Charge Coverage Ratio	Maximum Total Liabilities to Tangible Capital Base Ratio
Fiscal 2006 first quarter	2.8 to 1.0	0.7 to 1.0	4.0 to 1.0
Fiscal 2006 second quarter	2.2 to 1.0	0.9 to 1.0	4.0 to 1.0
Fiscal 2006 third quarter	1.875 to 1.0	0.9 to 1.0	3.75 to 1.0
Fiscal 2006 fourth quarter	1.875 to 1.0	1.1 to 1.0	3.5 to 1.0
Fiscal 2007 first quarter	1.875 to 1.0	1.25 to 1.0	3.25 to 1.0
Fiscal 2007 second quarter	1.875 to 1.0	1.5 to 1.0	3.0 to 1.0
Fiscal 2007 third quarter	1.875 to 1.0	1.5 to 1.0	2.75 to 1.0
Fiscal 2007 fourth quarter	1.875 to 1.0	1.75 to 1.0	2.5 to 1.0

As modified by the foregoing amendments, the maximum capital expenditures covenant limits our capital expenditures to no more than $9.5 million annually.

The fees associated with these amendments totaled $0.1 million.

The following table summarizes the financial covenant requirements under our Credit Facilities and our compliance with these covenants as of July 31, 2005:

Covenant	Requirement	Actual at July 31, 2005
Minimum Fixed Charge Coverage Ratio	0.70 to 1.0	2.10 to 1.0
Maximum Total Liabilities to Tangible Capital Base Ratio	4.00 to 1.0	3.13 to 1.0
Maximum Total Funded Debt to EBITDA (Leverage) Ratio	2.80 to 1.0	2.51 to 1.0

We were in compliance with the financial covenants under our Credit Facilities at July 31, 2005. Our ability to continue to comply with these covenants will depend primarily on our success in growing our business, generating substantial operating cash flow, and realizing the cost savings anticipated to result from our restructuring initiatives. Our future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facilities, allowing the lenders to accelerate the repayment of any outstanding borrowings. In the event of any potential failure by us to continue to be in compliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from our lenders. To obtain such amendments or waivers, we might be required to make financial concessions to the lenders including those that may be dilutive to our existing shareholders.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to our cash obligations or commercial commitments from those disclosed in our annual report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC delayed the required adoption date for SFAS 123R, which is now effective for all fiscal years beginning after June 15, 2005 and we are adopting the pronouncement on May 1, 2006 using the modified prospective method. We are currently evaluating the impact of SFAS No. 123R on our consolidated financial position and results of operations. See Note 1 in the Notes to Consolidated Financial Statements included in this quarterly report on Form 10-Q for information related to the pro forma effects on our reported net (loss) earnings and net (loss) earnings per share of applying the fair value-recognition provisions of the previous SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS No. 154 is effective for us on May 1, 2006, which is when we will adopt the standard. In the event of an accounting principle change as described by SFAS No. 154, we will comply with SFAS No. 154 unless other specific transitional guidance is available.

In June 2005, the FASB issued FASB Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides requirements for the accounting for obligations associated with electronic equipment disposal for both commercial users and producers of electronic equipment. FASB FSP No. 143-1 is effective the later of July 31, 2005 or the date of the adoption of the law by the applicable EU-member country. We are currently evaluating the impact of FASB FSP No. 143-1 on our consolidated financial position and results of operations for countries that have not yet adopted the legislation.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements." These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be reasonable. Forward-looking statements within (or incorporated by reference in) this quarterly report can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report on Form 10-Q relate to, among other things:

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
    expected financial condition, levels of growth, or the future size (typically stated in revenue), of market segments or geographic markets or future market conditions;
    growth opportunities for certain of our products or in certain geographic markets;
    the availability of raw materials;
    future earnings and other measurements of financial performance;
    cost saving initiatives, including efforts to reduce working capital and employee levels;
    pension plan assumptions and future contributions required;
    future cash flows and uses of cash, debt refinancing, or reduction strategies; and
    the outcome of contingencies.

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

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005, includes important information concerning risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first three months of fiscal 2006.

For a discussion of the Company's exposure to market risk, refer to Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005.

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

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of July 31, 2005.

During the first fiscal quarter of 2006, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS

(c) The following table provides information about the Company's purchases of its common stock during the quarter ended July 31, 2005:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1, 2005 - May 31, 2005	---	---	Not applicable	Not applicable
June 1, 2005 - June 30, 2005 (1)	383	6.90	Not applicable	Not applicable
July 1, 2005 - July 31, 2005 (1)	996	6.87	Not applicable	Not applicable
	1,379	6.88	Not applicable	Not applicable
	=====

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

GERBER SCIENTIFIC, INC.
(Registrant)

Date: August 25, 2005	By:	/s/ Jay Zager
Jay Zager (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Index Number

15	Letter regarding unaudited interim financial information. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
99.1	Supplemental Segment Information. Filed herewith.