Form 10-Q
period 2005-10-31
GERBER SCIENTIFIC INC
filed 2005-12-01
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2005 OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number 1-5865 ___________________________ Gerber Scientific, Inc. (Exact name of registrant as specified in its charter) _____________________________
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒
Common stock $0.01 par value per share. Total shares outstanding October 31, 2005	22,426,016

GERBER SCIENTIFIC, INC. INDEX Quarter Ended October 31, 2005
			Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations	3-4
		Condensed Consolidated Balance Sheets	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7-16
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-28
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4.	Controls and Procedures	29
Part II.	Other Information
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 4.	Submission of Matters to a Vote of Security Holders	30
	Item 6.	Exhibits	31
Signature			32

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended October 31,
In thousands, except per share data	2005	2004
Revenue:
Product sales	$ 118,376	$ 117,059
Service sales	15,585	14,357

	133,961	131,416
Costs and Expenses:
Cost of products sold	84,205	83,704
Cost of services sold	9,306	9,629
Selling, general and administrative	29,308	30,027
Research and development	6,518	6,108
Restructuring charges	(195)	351
	129,142	129,819

Operating income	4,819	1,597

Other expense, net	(866)	(1,238)
Loss on early extinguishment of debt	(2,483)	---
Interest expense	(1,525)	(1,673)

Loss before income taxes	(55)	(1,314)
Provision (Benefit) for income taxes	327	(226)

Net loss	$ (382)	$ (1,088)
	=======	=======
Loss per share:
Basic	$ (0.02)	$ (0.05)
Diluted	$ (0.02)	$ (0.05)

Weighted average shares outstanding:
Basic	22,368	22,267
Diluted	22,368	22,267

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended October 31,
In thousands, except per share data	2005	2004
Revenue:
Product sales	$ 231,793	$ 229,982
Service sales	30,932	29,120

	262,725	259,102
Costs and Expenses:
Cost of products sold	164,070	162,453
Cost of services sold	18,949	19,345
Selling, general and administrative	58,883	58,125
Research and development	12,830	12,221
Restructuring charges	(231)	2,245
	254,501	254,389

Operating income	8,224	4,713
Other expense, net	(1,041)	(1,436)
Loss on early extinguishment of debt	(2,483)	---
Interest expense	(2,956)	(3,750)

Earnings (Loss) before income taxes	1,744	(473)
Provision (Benefit) for income taxes	3,209	(82)

Net loss	$ (1,465)	$ (391)
	=======	=======
Loss per share:
Basic	$ (0.07)	$ (0.02)
Diluted	$ (0.07)	$ (0.02)

Weighted average shares outstanding:
Basic	22,340	22,251
Diluted	22,340	22,251

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share data	October 31, 2005	April 30, 2005
Assets:
Current Assets:
Cash and cash equivalents	$ 11,847	$ 6,148
Accounts receivable, net of allowance for doubtful accounts of $9,238 and $9,421, respectively	84,881	89,800
Inventories	50,818	52,363
Current deferred tax assets	9,887	7,559
Prepaid expenses and other current assets	4,877	5,295
	162,310	161,165
Property, Plant and Equipment	104,777	122,444
Accumulated depreciation	(65,686)	(82,521)
	39,091	39,923
Intangible Assets:
Goodwill	51,352	52,315
Pension intangible asset	1,692	1,692
Patents and other intangible assets, net	5,181	5,392
	58,225	59,399
Deferred Tax Assets	26,734	29,788
Other Assets	3,901	6,014
	$ 290,261	$ 296,289
	========	========
Liabilities and Shareholders' Equity:
Current Liabilities:
Short-term debt	$ 38,985	$ 29,482
Accounts payable	46,935	47,023
Accrued compensation and benefits	18,736	16,438
Other accrued liabilities	19,180	20,654
Deferred revenue	13,941	15,467
Income taxes payable	3,848	2,822
Advances on sales contracts	738	674
	142,363	132,560

Accrued pension benefit liability	26,198	25,264
Other liabilities	5,979	6,399
Long-term debt	6,953	16,260
	39,130	47,923
Commitments and Contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 23,091,158 and 22,983,654 shares, respectively	231	230
Additional paid-in capital	66,263	66,045
Retained earnings	66,420	67,885
Treasury stock, at cost (665,142 and 680,398 shares, respectively)	(13,677)	(13,991)
Unamortized value of restricted stock grants	(101)	(130)
Accumulated other comprehensive loss	(10,368)	(4,233)
	108,768	115,806
	$ 290,261	$ 296,289
	========	========

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
In thousands	2005	2004
Operating Activities:
Net loss	$ (1,465)	$ (391)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,307	6,014
Restructuring charges	(231)	2,245
Deferred income taxes	726	(3,143)
Loss on early extinguishment of debt	2,483	---
Other non-cash items	1,166	1,169
Changes in operating accounts:
Receivables	1,621	2,978
Inventories	(39)	(2,106)
Prepaid expenses and other assets	(107)	1,343
Accounts payable and accrued liabilities	4,761	(239)
Provided by Operating Activities	13,222	7,870
Investing Activities:
Capital expenditures	(5,241)	(3,061)
Investments in intangible assets	(532)	(238)
Proceeds from sale of assets	434	---
Used for Investing Activities	(5,339)	(3,299)
Financing Activities:
Debt repayments	(152,656)	(159,614)
Debt proceeds	152,852	154,288
Net short-term financing	---	(126)
Debt issue costs	(1,146)	---
Exercise of stock options	441	142
Used for Financing Activities	(509)	(5,310)
Effect of exchange rate changes on cash	(1,675)	658
Increase (Decrease) in cash and cash equivalents	5,699	(81)
Cash and cash equivalents at beginning of period	6,148	6,371
Cash and cash equivalents at end of period	$ 11,847	$ 6,290
	======	======

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the quarter and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed with the Securities and Exchange Commission ("SEC") on July 14, 2005. The condensed consolidated balance sheet has been derived from the April 30, 2005 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These included reclassifications of all warranty, installation, and training costs from Selling, General and Administrative Expense ("SG&A") to Cost of Products Sold and an improved allocation of the Sign Making and Specialty Graphics segment's overhead costs from SG&A to Cost of Products Sold.

NOTE 2.   Stock Option Plans

The Company has stock option plans authorizing grants to officers and employees. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options (intrinsic value method). No stock-based compensation cost related to stock options has been reflected in the net loss, as all options granted under these plans had an exercise price equal to the quoted market value of the underlying common stock on the date of the grant. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123," which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

The following table illustrates the effect on net loss and loss per share if compensation cost had been recognized for the Company's stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	2005	2004	2005	2004
Net loss, as reported	$ (382)	$ (1,088)	$ (1,465)	$ (391)
Add: Stock based employee compensation expense included in net loss, net of related tax effects	7	23	14	41
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(89)	(271)	(177)	(535)
Pro forma net loss	$ (464)	$ (1,336)	$ (1,628)	$ (885)
	======	======	======	======
Loss per share:
Basic, as reported	$ (.02)	$ (.05)	$ (.07)	$ (.02)
Basic, pro forma	$ (.02)	$ (.06)	$ (.07)	$ (.04)

Diluted, as reported	$ (.02)	$ (.05)	$ (.07)	$ (.02)
Diluted, pro forma	$ (.02)	$ (.06)	$ (.07)	$ (.04)

The weighted-average assumptions used in estimating the fair value of stock options granted in the quarter and six months ended October 31, 2005 were as follows: risk-free interest rate of 3.9 percent, expected option life of 5.7 years, expected volatility of 70 percent, and no expected dividend yield.

The weighted-average assumptions used in estimating the fair value of stock options granted in the quarter and six months ended October 31, 2004 were as follows: risk-free interest rate of 3.7 percent, expected option life of 4.7 years, expected volatility of 74 percent, and no expected dividend yield.

In April 2005, the SEC delayed the required adoption date for Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is effective for the Company beginning on May 1, 2006. The Company expects to use the modified prospective method and is currently evaluating the impact of adopting SFAS 123(R) on its consolidated financial position and results of operations. The Company believes that the pro forma disclosures provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R); however, the total expense recorded in future periods will depend on several factors, including the number of share-based awards issued and the fair value of those awards.

NOTE 3. Inventories

Inventories, net of reserves, were as follows:

In thousands	October 31, 2005	April 30, 2005
Raw materials and purchased parts	$ 40,918	$ 39,800
Work in process	1,461	1,326
Finished goods	8,439	11,237
	$ 50,818	$ 52,363
	======	======

NOTE 4. Restructuring Charges

Fiscal 2005 Restructuring

During the fiscal year ended April 30, 2005, the Company recorded restructuring charges of $3.0 million consisting of employee separation costs of $2.6 million and an adjustment to the fiscal 2004 facility consolidation costs of $0.4 million. The employee separation costs were primarily attributable to the relocation of the Ophthalmic Lens Processing segment's operations in Muskogee, Oklahoma and efforts to reduce Spandex's costs in the Sign Making and Specialty Graphics segment. During fiscal 2006, the Company expensed $0.1 million for changes in employee separation cost estimates. The facility consolidation adjustment related to the sublease of a vacant facility in the Sign Making and Specialty Graphics segment.

The following table presents a rollforward of the accruals at April 30, 2005 to October 31, 2005 by segment:

In thousands	Employee Separation Accrual
Sign Making and Specialty Graphics
Balance at April 30, 2005	$ 395
Cash payments	(359)
Change in estimates	(36)
Balance at October 31, 2005	---
=====
Ophthalmic Lens Processing
Balance at April 30, 2005	508
Cash payments	(564)
Change in estimates	87
Balance at October 31, 2005	31
=====
Fiscal 2005 balance at October 31, 2005	$ 31
=====

The remaining balance at October 31, 2005 is expected to be paid during fiscal 2006.

Fiscal 2004 Restructuring

The following table presents a rollforward of the accruals established in fiscal 2004 by segment:

In thousands	Facility Consolidation Accrual
Sign Making and Specialty Graphics
Balance at April 30, 2005	$ 1,775
Cash payments	(153)
Balance at October 31, 2005	1,622
======
Ophthalmic Lens Processing
Balance at April 30, 2005	65
Cash payments	(33)
Change in estimates	(32)
Balance at October 31, 2005	---
======
Fiscal 2004 balance at October 31, 2005	$ 1,622
======

Of the remaining balance at October 31, 2005, $0.3 million is expected to be paid in the fiscal year ending April 30, 2006, $0.3 million in the fiscal year ending April 30, 2007, $0.1 million in the fiscal year ending April 30, 2008, $0.1 million in the fiscal year ending April 30, 2009, $0.1 million in the fiscal year ending April 30, 2010, and $0.7 million thereafter.

Fiscal 2003 Restructuring

The remaining accrual of $0.1 million at April 30, 2005 related to a fiscal 2003 facility consolidation charge, the majority of which was paid in the first and second quarters of fiscal 2006.

Fiscal 2002 Restructuring

As of April 30, 2005, the remaining accrual of $0.3 million related to severance costs payable to a former employee of the Company. During the second quarter, it was determined that this amount would not be paid and the remaining accrual was reversed to Restructuring Charges.

NOTE 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include:

	October 31, 2005			April 30, 2005
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 7,609	$ 2,847	$ 4,762	$ 8,010	$ 3,095	$ 4,915
Other	676	257	419	703	226	477
	8,285	3,104	5,181	8,713	3,321	5,392
Unamortized intangible assets:
Goodwill	51,352	---	51,352	52,315	---	52,315
Pension intangible asset	1,692	---	1,692	1,692	---	1,692
	53,044	---	53,044	54,007	---	54,007
	$ 61,329	$ 3,104	$ 58,225	$ 62,720	$ 3,321	$ 59,399
	======	=====	=====	======	=====	=====

Intangible amortization expense was $0.1 million for the quarters ended October 31, 2005 and 2004 and $0.3 million for the six-month periods ended October 31, 2005 and 2004. Intangible amortization expense is estimated to be approximately $0.5 million annually for fiscal years ending April 30, 2006 through 2011.

The following table presents the changes in the carrying amount of goodwill by operating segment for the six months ended October 31, 2005:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2005	$ 22,583	$ 12,736	$ 16,996	$ 52,315
Effects of currency translation	(902)	(61)	---	(963)
Balance as of October 31, 2005	$ 21,681	$ 12,675	$ 16,996	$ 51,352
	======	======	======	======

NOTE 6. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates because of its global presence and international sales and purchase activities. These foreign currency exposures are identified and managed at the operating unit level. To manage some of these risks, the Company has used forward exchange contracts. As of October 31, 2005, the Company was not party to any forward exchange contracts.

NOTE 7. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses.

The following table presents revenue by operating segment:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Sign Making and Specialty Graphics	$ 71,036	$ 69,418	$140,956	$138,143
Apparel and Flexible Materials	44,653	43,933	86,882	83,697
Ophthalmic Lens Processing	18,272	18,065	34,887	37,262
Consolidated revenue	$133,961	$131,416	$262,725	$259,102
	=======	=======	=======	=======
The table below presents operating income by segment and a reconciliation to consolidated operating income:
	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Sign Making and Specialty Graphics	$ 2,659	$ (487)	$ 5,739	$ 2,060
Apparel and Flexible Materials	5,744	6,625	10,812	11,228
Ophthalmic Lens Processing	670	(577)	(12)	(1,080)
Corporate Operating Expenses	(4,254)	(3,964)	(8,315)	(7,495)
Consolidated operating income	$ 4,819	$ 1,597	$ 8,224	$ 4,713
	=======	=======	=======	======

NOTE 8. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Net loss	$ (382)	$ (1,088)	$ (1,465)	$ (391)
Other comprehensive income (loss):
Foreign currency translation adjustments	215	5,442	(6,135)	6,128
Cash flow hedging loss, net of tax	---	(159)	---	(81)
Total comprehensive (loss) income	$ (167)	$ 4,195	$ (7,600)	$ 5,656
	=======	=======	=======	=======

NOTE 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	2005	2004	2005	2004
Numerator:
Net loss	$ (382)	$ (1,088)	$ (1,465)	$ (391)
Denominators:
Denominator for basic loss per share - weighted-average shares outstanding	22,368	22,267	22,340	22,251
Effect of dilutive securities:
Stock options	---	---	---	---
Denominator for diluted loss per share - adjusted weighted-average shares outstanding	22,368	22,267	22,340	22,251
	======	======	======	======
Basic loss per share	$ (.02)	$ (.05)	$ (.07)	$ (.02)
	======	======	======	======
Diluted loss per share	$ (.02)	$ (.05)	$ (.07)	$ (.02)
	======	======	======	======

For each of the quarterly and six-month periods ended October 31, 2005 and 2004, stock options exercisable for 0.2 million shares of common stock were excluded from the calculation of diluted loss per share because the Company reported a net loss for those periods.

NOTE 10. Commitments and Contingencies

The Company currently has lawsuits and claims pending against it, the ultimate resolution of which management believes will not have a material effect on its consolidated financial condition or results of operations. There were no significant changes to the commitments and contingencies during the six months ended October 31, 2005 from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE 11. Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2005.

The changes in the carrying amount of product warranties for the six months ended October 31, 2005 and 2004 were as follows:

	Six Months Ended October 31,
In thousands	2005	2004
Beginning balance	$ 5,765	$ 4,827
Reductions for payments made	(2,288)	(2,571)
Changes in accruals related to warranties issued in the current period	2,247	2,965
Changes in accruals related to pre- existing warranties	(17)	(109)
Ending balance	$ 5,707	$ 5,112
	======	======

NOTE 12. Employee Benefit Plans

Components of net periodic benefit cost for the quarter and six months ended October 31, 2005 and 2004 are presented below.

	Quarter Ended October 31,
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Service cost	$ 724	$ 654	$ 41	$ 41
Interest cost	1,382	1,337	102	123
Expected return on plan assets	(1,402)	(1,331)	(109)	(111)
Amortization of prior service cost	74	74	(1)	(1)
Amortization of net loss	427	232	29	41
Net periodic benefit cost	$ 1,205	$ 966	$ 62	$ 93
	======	======	======	======

	Six Months Ended October 31,
	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2005	2004	2005	2004
Service cost	$ 1,448	$ 1,308	$ 82	$ 81
Interest cost	2,765	2,674	203	246
Expected return on plan assets	(2,805)	(2,663)	(218)	(222)
Amortization of prior service cost	148	148	(2)	(2)
Amortization of net loss	854	465	59	83
Net periodic benefit cost	$ 2,410	$ 1,932	$ 124	$ 186
	======	======	======	======

Employer Contributions

For the six months ended October 31, 2005, $1.6 million in cash contributions have been made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects to contribute a total of $3.1 million to this plan for the fiscal year ending April 30, 2006.

NOTE 13. Debt and Financing Arrangements

On October 31, 2005, the Company entered into a credit agreement with Citizens Bank of Massachusetts, the Export-Import Bank of the United States ("Ex-Im") and Sovereign Bank, and completed a refinancing of its former senior credit facilities. The financing consisted of a $50.0 million asset-based revolving line of credit that includes a $13.0 million working capital loan guarantee from Ex-Im (the "Revolver"), a $6.5 million standby letter of credit, and a $1.2 million term loan (the "Term Loan"), collectively, the "Credit Facility". The Revolver matures on October 31, 2008. The Term Loan requires 60 equal monthly principal payments beginning in December 2005 and maturing in November 2010.

The Credit Facility obligations are secured by first priority liens on, and security interests in, selected assets of the Company and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable, and real estate and leasehold improvements. The Credit Facility obligations are also secured by the capital stock of subsidiaries of the Company and secured by the capital stock held by its subsidiaries in the United Kingdom and Canada.

The initial borrowings under the Credit Facility were used to repay all borrowings under the Company's four-year $110.0 million senior credit facility entered into on May 9, 2003; to pay fees and expenses and for general working capital purposes. Subsequent to the repayment of the amounts due related to the $110.0 million facility, the facility was terminated by the Company.

Under the Revolver, the Company can terminate its commitment at any time, subject to a prepayment fee of 3.0 percent during the first year, 2.0 percent during the second year and 1.0 percent during the third year. The Company may permanently reduce the Revolver commitment by up to $10.0 million without any prepayment fee.

Revolver borrowings are subject to a borrowing base formula based upon eligible accounts receivable, eligible inventory and eligible demonstration equipment. The Company must maintain a minimum availability under the Revolver of $1.0 million. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either at the lender's prime rate or LIBOR plus 1.75 percent.

The Company is required to pay a commitment fee of 0.25 percent of the average daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

The Term Loan is payable in 60 equal monthly installments. Obligations under the Term Loan bear interest at either the lender's prime rate or LIBOR plus 2.0 percent, at the Company's option.

The Company is required to maintain two financial covenants set forth in the agreement including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings, changes in control, and restrictions on dividend payments, as well as other customary covenants and representations. The Company was in compliance with all of its covenants under its financing arrangements at October 31, 2005.

The Revolver agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-boxes are applied against the Revolver debt outstanding. The Revolver agreement also contains certain subjective acceleration clauses in the event of an occurrence of a material adverse effect, as defined. Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires the Company to classify outstanding borrowings under the Revolver as short-term obligations due to the existence of both a lock-box arrangement and subjective acceleration clauses.

Previous Senior Credit Facility

Prior to entering into the above mentioned credit facility, the Company was party to a senior secured credit facility. The senior secured credit facility was completely paid in full and terminated in connection with the above refinancing. The Company incurred a $2.5 million pre-tax charge as part of the early extinguishment of its previous senior credit facility, primarily related to the write-off of unamortized deferred financing costs.

NOTE 14. Income Taxes

During the six months ended October 31, 2005, the Company recorded tax expense of $3.2 million. Included in this amount was a $2.3 million non-cash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 52.5 percent compared with the statutory rate of 35.0 percent. The higher consolidated tax rate was primarily attributable to the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company is unable to take a financial statement benefit. Additionally, the establishment of valuation allowances for current year losses in those jurisdictions also negatively impacted the consolidated tax rate.

NOTE 15. Net Asset Held for Sale

The Company relocated its Ophthalmic Lens Processing Muskogee, Oklahoma manufacturing facility during fiscal 2005. In the quarter ended July 31, 2005, the facility met the criteria for classification as a net asset held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The facility was sold on August 18, 2005. Other Expense, net for the six months ended October 31, 2005 includes a $0.1 million loss recognized in accordance with SFAS 144 upon reducing the net book value of the facility to its fair value less estimated selling costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements for the quarter and six months ended October 31, 2005 and 2004 and related notes included elsewhere in this report, as well as with the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

OVERVIEW

For the second quarter and first six months of fiscal 2006, the Company reported revenue of $134.0 million and $262.7 million, respectively, operating income of $4.8 million and $8.2 million, respectively, and a net loss of $0.4 million and $1.5 million, respectively. Included in the first six months results were two one time, non-operating charges including a pre-tax $2.5 million loss on the early extinguishment of the Company's former senior credit facility and a tax charge of $2.3 million attributable to a change in tax law in the United Kingdom.

After adjusting for the favorable effect of foreign currency translation, revenue reported for the second quarter and first six months of fiscal 2006 was slightly higher than the second quarter of fiscal 2005 and was substantially unchanged from the first six months of fiscal 2005. The slight increase in second quarter revenue was driven by equipment revenue, primarily within the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments and increased service revenue throughout each operating segment.

The Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments reported an operating income increase over both the second quarter and first six months of fiscal 2005. The improvement was primarily related to fiscal 2005 pre-tax operating charges of $3.9 million that did not recur in fiscal 2006 and lower restructuring charges in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. Of the pre-tax operating charges, $3.6 million of charges were related to improving the Spandex operations within the Sign Making and Specialty Graphics segment and $0.3 million was attributable to the Ophthalmic Lens Processing segment. The Apparel and Flexible Materials segment reported a slight decline in operating profit, related to higher SG&A costs that included higher employee incentive compensation costs.

The Company completed a refinancing of its former senior credit facilities on October 31, 2005. The new senior credit agreement, led by Citizens Bank of Massachusetts, is a $57.7 million secured credit facility, consisting of a $50.0 million asset-based revolving line of credit, a $6.5 million standby letter of credit, and a $1.2 million term loan. In connection with the refinancing, the Company incurred a primarily non-cash, pre-tax charge of $2.5 million associated with terminating the prior credit facility.

The Company reported $13.2 million of operating cash flow in the first six months of fiscal 2006, which represented an increase of $5.4 million from the first six months of fiscal 2005. The net debt balance (total debt less cash and cash equivalents) of $34.1 million at October 31, 2005 represented a $5.5 million reduction in net debt from April 30, 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. The Company described the critical accounting policies that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005. There were no significant changes to the critical accounting policies during the six months ended October 31, 2005 from those previously disclosed.

RESULTS OF OPERATIONS
	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Revenue	$133,961	$131,416	$262,725	$259,102
Cost of sales	93,511	93,333	183,019	181,798
Gross margin	40,450	38,083	79,706	77,304
Operating expenses	35,631	36,486	71,482	72,591
Operating income	$ 4,819	$ 1,597	$ 8,224	$ 4,713
	=======	======	=======	======
Gross margin percentage	30.2%	29.0%	30.3%	29.8%
	=======	======	=======	======

Revenue. Consolidated revenue in the second quarter of fiscal 2006 and the first six months of fiscal 2006 was $134.0 million and $262.7 million, respectively, which represented an increase of $2.5 million and $3.6 million, respectively, over consolidated revenue in the fiscal 2005 comparable periods. Foreign currency translation had the effect of increasing revenue by approximately $0.8 million and $2.9 million in the second quarter and first six months of fiscal 2006, respectively, over the comparable periods of fiscal 2005. Adjusting for the effect of foreign currency translation, revenue increased in each segment in the second quarter and first six months of fiscal 2006, except in the Ophthalmic Lens Processing segment, which experienced a decline in revenue for the first six months of fiscal 2006. The increase was primarily attributable to equipment revenue, including revenue generated by sales of new products, and also increased service revenue caused by higher volume. The decrease in the Ophthalmic Lens Processing segment revenue in the first six months of fiscal 2006 was primarily caused by lower aftermarket supplies revenue.

Equipment revenue represented 32 percent of total revenue for the second quarter of fiscal 2006 and 2005. For the first six months of fiscal 2006, equipment revenue represented 31 percent of total revenue, as compared with 30 percent for the comparable fiscal 2005 period.

On a geographic basis and adjusted for foreign currency translation, business volume in the second quarter and first six months of fiscal 2006 was higher in the Rest of World regions and lower in the North American and European regions. Higher Rest of World region revenue in the current periods was within the Apparel and Flexible Materials segment in Asian markets. There continues to be uncertainty about the prospects for Chinese markets in light of developments involving quotas applied to Chinese export goods. The United States reached an agreement with China that curtails the growth of Chinese exports through 2008. This curtailment is less restrictive than the original protective trade measures. The Company expects this agreement will encourage growth in Chinese manufacturing and will create potential opportunities for the Company. Overall, however, the timing of the benefit to China of the lifting of quotas remains uncertain.

Operating Charges. In comparing the results from operations for the second quarter and six months ended October 31, 2005 with the same periods in the prior year, it should be noted that pre-tax operating charges of $3.9 million, primarily related to business reengineering, negatively impacted the prior year results; these charges did not recur in fiscal 2006. Of this amount, $3.6 million related to costs incurred to improve the operations of the Spandex business, which is part of the Sign Making and Specialty Graphics segment, and the remaining charges of $0.3 million were incurred by the Ophthalmic Lens Processing segment. The charges included $1.5 million of inventory write-downs, $0.8 million of fixed asset impairments, $0.7 million of additional bad debt expense and $0.9 million of other operating charges. The inventory charge primarily related to changes in market value estimates of used equipment inventory, which were largely caused by the shorter product life cycle of ink jet imaging products. The balance of the inventory charge related to changes in market value estimates for excess aftermarket inventory of Spandex. The bad debt expense was related to management turnover at Spandex's Italian business. Other operating charges of $0.9 million included adjustments relating to prior periods in the amount of $0.6 million. Of the aggregate pre-tax charges, $0.2 million were recorded as a reduction of product sales, $1.9 million in cost of products sold, and $1.8 million in Selling, General and Administrative expenses.

Gross Profit Margins. The second quarter and first six months of fiscal 2006 gross profit percentage was 30.2 percent and 30.3 percent, respectively, compared with 29.0 percent and 29.8 percent in the comparable periods of fiscal 2005. The increase primarily related to the absence of the above-described fiscal 2005 operating charges of $2.1 million.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of revenue were 21.9 percent and 22.4 percent in the fiscal 2006 second quarter and first six months versus 22.8 percent and 22.4 percent, respectively, in the fiscal 2005 comparable periods.

Adjusting for the effect of foreign currency translation, SG&A expenses decreased $0.8 million and increased $0.3 million in the second quarter of fiscal 2006 and first six months of fiscal 2006, respectively, from the comparable periods of fiscal 2005. The second quarter of fiscal 2006 decrease was primarily attributable to the absence of second quarter of fiscal 2005 operating charges at Spandex of $1.8 million. Additionally, the Ophthalmic Lens Processing segment benefited from the $0.5 million elimination of a reserve related to the Muskogee, Oklahoma facility as that facility was sold during the second quarter of fiscal 2006. The Company also benefited from lower insurance costs during both the quarter and six months ended October 31, 2005 resulting from better experience in self-insurance health costs and lower premiums on other insurance policies. Offsetting those items was $2.5 million and $3.6 million of higher incentive compensation expense that was incurred in the second quarter and first six months of fiscal 2006, respectively, compared with fiscal 2005.

Research and Development. Research and development ("R&D") expenses as a percentage of the Company's revenue were 4.9 percent in the second quarter and first six months of fiscal 2006 versus 4.6 percent and 4.7 percent, respectively, in the comparable periods of fiscal 2005. The increase was attributable to higher spending related to new products.

Restructuring Charges. No new restructuring plans were implemented in fiscal 2006; however, certain changes in previous estimates were recorded. The most significant change in estimates was the reversal of a previous accrual of $0.3 million for severance costs related to a former employee. The effect of this reversal was partially offset by the incurrence of $0.1 million in additional employee severance related to the Ophthalmic Lens Processing segment. The first six months of fiscal 2005 included restructuring charges of $2.2 million. These included costs to relocate the Ophthalmic Lens Processing segment's Muskogee, Oklahoma facility and related employee separation costs of $1.5 million and severance to restructure the European Sign Making and Specialty Graphics Spandex operations of $0.3 million. In fiscal 2005, the Company entered into a sublease agreement for a facility vacated in fiscal 2004, which resulted in additional expense of $0.4 million.

Other Expense, net. Other expense, net of $0.9 million and $1.0 million in the second quarter and first six months of fiscal 2006, respectively, was $0.4 million less than the fiscal 2005 comparable periods. The decrease was primarily due to lower foreign currency exchange transaction losses of $0.4 million and $1.0 million in the second quarter and first six months of fiscal 2006, respectively, compared with fiscal 2005. The fiscal 2006 first six months included higher bank fees and loss on the sale of fixed assets that partially offset the favorable reduction in foreign currency transaction losses.

Loss on Early Extinguishment of Debt. On October 31, 2005, the Company refinanced its former $110.0 million senior credit facilities. In connection with the refinancing, the Company expensed the remaining capitalized deferred debt issuance costs of $2.4 million and incurred $0.1 million of other related charges.

Interest Expense. Interest expense decreased $0.1 million and $0.8 million in the second quarter and first six months of fiscal 2006, respectively, from the comparable periods in fiscal 2005. The decreases were the result of lower average debt balances, partially offset by higher interest rates in the second quarter of fiscal 2006 caused by market increases. Average debt balances under the Company's credit facilities were $40.8 million and $41.1 million in the second quarter and first six months of fiscal 2006, respectively, versus $51.4 million and $52.9 million in the comparable periods of fiscal 2005. The weighted average interest rate of the credit facility debt, inclusive of deferred debt issue costs amortized, was 14.2 percent and 13.7 percent in the second quarter and first six months of fiscal 2006, respectively, compared with 12.5 percent and 13.8 percent, respectively, in the fiscal 2005 second quarter and first six months. The Company anticipates that it will incur lower interest expense in the remainder of fiscal 2006 attributable to lower weighted average interest rates under its new credit facility.

Income Tax Provision (Benefit). In the fiscal 2006 first quarter, the Company recorded a tax charge of $2.3 million as a result of a change in United Kingdom tax law. Adjusting for this charge, the consolidated tax rate would have been 52.5 percent for the first six months of fiscal 2006. Compared with the United States statutory rate of 35.0 percent, the effective tax rate for the first six months was higher primarily due to the application of interim tax reporting requirements related to losses incurred in certain foreign jurisdictions where the Company was not able to take a financial statement benefit.  Additionally, the establishment of valuation allowances for current year losses in those jurisdictions also negatively impacted the consolidated tax rate.

Segment Review

Sign Making and Specialty Graphics

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Revenue	$ 71,036	$ 69,418	$140,956	$138,143
Segment operating profit (loss)	2,659	(487)	5,739	2,060

Segment revenue for the second quarter and first six months of fiscal 2006 increased $1.6 million and $2.8 million, respectively, from the comparable periods of fiscal 2005. Adjusting for the effect of foreign currency translation, segment revenue for the second quarter and first six months of fiscal 2006 increased $1.0 million and $0.7 million, respectively, from the prior year corresponding periods. Equipment volume as well as higher service revenue resulted in overall revenue growth. The increase in equipment sales was partially attributable to the recent introduction of a new thermal imaging product, the Gerber Edge FX.

Segment profit for the fiscal 2006 second quarter and first six months increased $3.1 million and $3.7 million, respectively, from the fiscal 2005 comparable periods. The increases were a result of the absence of Spandex operating charges of $3.6 million incurred in the fiscal 2005 second quarter. Higher incentive compensation expense in the fiscal 2006 second quarter and first six months of $0.7 million and $0.9 million, respectively, partially offset the increased segment profits.

Apparel and Flexible Materials

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Revenue	$ 44,653	$ 43,933	$ 86,882	$ 83,697
Segment operating profit	5,744	6,625	10,812	11,228

Segment revenue for the second quarter and first six months of fiscal 2006 increased $0.7 million and $3.2 million, respectively, over the comparable periods of fiscal 2005. Foreign currency translation had the effect of increasing segment revenue by approximately $0.1 million and $0.4 million in the second quarter and first six months of fiscal 2006, respectively, compared with the similar periods of fiscal 2005.  The revenue increase was primarily attributable to higher equipment sales throughout Asia.

The Company's primary objective for this segment continues to be increasing market share in growth markets, particularly China. The lifting of the quotas mandated by the World Trade Organization, which occurred on December 31, 2004, is expected to have a significant favorable impact on the success of the Company's China initiative, since it is expected to benefit China. The United States and other countries, however, have planned, and in some cases introduced, protective trade measures. The United States reached an agreement with China that curtails the growth of Chinese exports through 2008. This curtailment is less restrictive than the original protective trade measures. The Company expects this agreement will encourage growth in Chinese manufacturing and will create potential opportunities for the Company. Overall, however, the timing of the benefit to China of the lifting of quotas remains uncertain.

Segment profit for the fiscal 2006 second quarter and first six months decreased $0.9 million and $0.4 million, respectively, over the fiscal 2005 comparable periods. Higher incentive compensation expense in the fiscal 2006 second quarter and first six months of $0.8 million and $1.2 million, respectively, primarily caused the decrease. The fiscal 2006 first six months decrease was partially offset by a favorable product mix, with increased software sales in the fiscal 2006 first quarter.

Ophthalmic Lens Processing
	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Revenue	$ 18,272	$ 18,065	$ 34,887	$ 37,262
Segment operating profit (loss)	670	(577)	(12)	(1,080)

Segment revenue for the second quarter and first six months of fiscal 2006 increased $0.2 million and decreased $2.4 million, respectively, from the comparable periods of fiscal 2005. Foreign currency translation had the effect of increasing segment revenue by approximately $0.1 million and $0.4 million, respectively, in the second quarter and first six months of fiscal 2006 versus the comparable periods of fiscal 2005. The overall lower revenue in the first six months of fiscal 2006 was primarily attributable to softness in the overall ophthalmic market, ophthalmic industry consolidation causing customer uncertainty and business disruption associated with relocating the segment's manufacturing facility in fiscal 2005, primarily impacting aftermarket revenue. The business disruption primarily impacted the first quarter of fiscal 2006. In the second quarter and first six months of fiscal 2006, equipment sales were higher primarily resulting from new product introductions. This was more than offset by lower aftermarket sales.

Segment profit in the second quarter and first six months of fiscal 2006 increased $1.2 million and $1.1 million, respectively, from the fiscal 2005 comparable periods. Included in the first six months of fiscal 2006 were restructuring charges of $0.1 million and included in the first six months of fiscal 2005 were restructuring charges of $1.5 million. Adjusting for the lower restructuring expense, the decline was attributable to lower business volume. Additionally, higher incentive compensation expense in the second quarter and first six months of fiscal 2006 of $0.3 million and $0.4 million, respectively, contributed to the decrease. These factors were partially offset by the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility that was sold during the second quarter of fiscal 2006 and the absence of the non-recurring second quarter of fiscal 2005 operating charges of $0.3 million.

Corporate Expenses

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Operating expenses	$ 4,254	$ 3,964	$ 8,315	$ 7,495

Corporate operating expenses incurred in the second quarter and first six months of fiscal 2006 were higher than those incurred in the comparable periods of fiscal 2005. Higher incentive compensation expense in the second quarter and first six months of fiscal 2006 of $0.8 million and $1.0 million, respectively, primarily caused the increase. This was partially offset by lower insurance expense and a $0.3 million reversal of a restructuring accrual related to severance payable to a former employee of the Company in the second quarter of fiscal 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short and long terms, will be to fund operating and capital expenditures, product development, expansion in China, pension plan funding and debt service. The primary sources of liquidity are internally generated cash flows and borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products; a deterioration in certain financial ratios; additional charges that may be required because of weak market conditions, market changes, and delayed product introductions; and the Company's ability to achieve the operational efficiencies expected.

The Company believes that expected cash on hand, cash flow from operations, and borrowings anticipated to be available under the Company's revolving credit facility will enable the Company to meet primary ongoing cash requirements for at least the next 12 months. Thereafter, significant operating, capital, and product development expenditures may be required to meet expected growth in the demand for products. It is currently expected that the Company's future expenditures will be funded primarily from operations and revolving credit facility borrowings. The Company may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such debt or equity financing.

The following table shows information about the Company's capitalization as of the dates indicated:

In thousands, except ratio amounts	October 31, 2005	April 30, 2005
Cash and cash equivalents	$ 11,847	$ 6,148
Total debt	45,938	45,742
Net debt (total debt less cash and cash equivalents)	34,091	39,594
Shareholders' equity	108,768	115,806
Total capital (net debt plus shareholders' equity)	142,859	155,400
Net debt-to-total capital ratio	23.9%	25.5%

Cash Flows. Cash provided by operating activities was $13.2 million in the first six months of fiscal 2006 compared with $7.9 million in the first six months of fiscal 2005. The increased cash flow was primarily attributable to higher accounts payable balances because of the timing of vendor payments and flat inventory levels from April 30, 2005 to October 31, 2005, as opposed to increased inventory levels from April 30, 2004 to October 31, 2004.

Cash provided by operating activities in the six months ended October 31, 2005 was used to increase the Company's cash balances by $5.7 million and to fund capital expenditures and intangible asset additions of $5.8 million. Capital expenditures are estimated to be approximately $8.0 million to $10.0 million for the full fiscal year.

Cash provided by operating activities in the six months ended October 31, 2004 was used to reduce debt and short-term lines of credit by $5.5 million and to fund capital expenditures and intangible asset additions of $3.3 million.

Financial Condition. Net accounts receivable decreased to $84.9 million at October 31, 2005 from $89.8 million at April 30, 2005. This decrease was primarily attributable to the collection of accounts receivable resulting from strong fiscal 2005 fourth quarter shipments and the effect of foreign currency translation as a result of the strengthening of the U.S. dollar since April 30, 2005 against certain currencies of foreign countries. Days sales outstanding in ending accounts receivable were 57 at October 31, 2005 compared with 61 at April 30, 2005.

Inventories decreased to $50.8 million at October 31, 2005 from $52.4 million at April 30, 2005. The lower inventory balances were primarily the result of the effect of foreign currency translation. Inventory turnover decreased to 7.1 times annually at October 31, 2005 from 7.3 times annually at April 30, 2005.

Accounts payable and other accrued liabilities, excluding short-term debt, increased to $103.4 million at October 31, 2005 from $103.1 million at April 30, 2005. The increase was primarily caused by the timing of payments to the Company's vendors, and was significantly offset by the effect of foreign currency translation. Days purchases outstanding in accounts payable increased to 45 days at October 31, 2005 from 43 days at April 30, 2005, primarily due to the timing of payments to the Company's vendors.

Credit Facilities. On October 31, 2005, the Company entered into a credit facility (the "Credit Facility") with Citizens Bank of Massachusetts, the Export-Import Bank of the United States ("Ex-Im") and Sovereign Bank and completed a refinancing of its former senior credit facilities. The financing consisted of a $50.0 million asset-based revolving line of credit that includes a $13.0 million working capital loan guarantee from Ex-Im (the "Revolver"), a $6.5 million standby letter of credit, and a $1.2 million term loan (the "Term Loan"). The Revolver matures in 2008 and the Term Loan matures in 2010.

The Credit Facility obligations are secured by first priority liens on, and security interests in, selected assets of the Company and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable, and real estate and leasehold improvements. The Credit Facility obligations are also secured by the capital stock of subsidiaries of the Company and secured by the capital stock held by its subsidiaries in the United Kingdom and Canada.

The initial borrowings under the Credit Facility were used to repay all borrowings under and terminate the Company's four-year $110.0 million senior credit facilities entered into on May 9, 2003; to pay fees and expenses; and for general working capital purposes.

Revolver borrowings are subject to a borrowing base formula based upon eligible accounts receivable, eligible inventory and eligible demonstration equipment. The Company must maintain a minimum availability of $1.0 million. Obligations under the Revolver bear interest at a floating rate, which are, at the Company's option, either at the lender's prime rate or LIBOR plus 1.75 percent.

The Company is required to pay a commitment fee of 0.25 percent of the average daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

The Term Loan is payable in 60 equal monthly installments. Obligations under the Term Loan bear interest at either the lender's prime rate or LIBOR plus two percent, at the Company's option.

The Company is required to maintain two financial covenants set forth in the agreement including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings, changes in control, and restrictions on dividend payments, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and the Company's compliance with these covenants as of October 31, 2005:

Covenant	Requirement	Actual at October 31, 2005
Maximum Leverage Ratio	4.0 to 1.0	3.2 to 1.0
Minimum Debt Service Coverage Ratio	1.25 to 1.0	1.38 to 1.0

The Company was in compliance with the covenants under the Credit Facility at October 31, 2005. The Company's ability to continue to comply with these covenants will depend primarily on the success in growing its business and generating substantial operating cash flow. Future compliance with the covenants may be adversely affected by various economic, financial, and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of any potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from its lenders.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2005 and from those discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and specifies the accounting for the allocation of fixed production overhead costs. SFAS No. 151 is effective for the Company beginning May 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC delayed the required adoption date for SFAS 123(R), which is now effective for all fiscal years beginning after June 15, 2005 and the Company will adopt the pronouncement on May 1, 2006 using the modified prospective method. The Company is currently evaluating the impact of SFAS No. 123(R) on its consolidated financial position and results of operations. See Note 2 in the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value-recognition provisions of the previous SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS No. 154 is effective for the Company on May 1, 2006, which is when the Company will adopt the standard. In the event of an accounting principle change as described by SFAS No. 154, the Company will comply with SFAS No. 154 unless other specific transitional guidance is available.

In June 2005, the FASB issued FASB Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides requirements for the accounting for obligations associated with electronic equipment disposal for both commercial users and producers of electronic equipment. FASB FSP No. 143-1 is effective the later of July 31, 2005 or the date of the adoption of the law by the applicable member country of the European Union. The Company is currently evaluating the impact of FASB FSP No. 143-1 on its consolidated financial position and results of operations for countries that have not yet adopted the legislation.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements." These forward-looking statements are intended to provide management's current expectations or plans for the Company's future operating and financial performance, based on assumptions currently believed to be reasonable. Forward-looking statements within (or incorporated by reference in) this quarterly report can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report on Form 10-Q relate to, among other things:

    prospective product developments (and the timing of introduction), product development focus, and new business opportunities;
    developments with respect to product development and product introductions by competitors;
    the potential impact on European revenue under both the Waste Electrical and Electronic Equipment Directive and the Restriction of Hazardous Substances Directive;
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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in this quarterly report on Form 10-Q. There is no assurance that that the Company's results of operations or financial condition will not be adversely affected by one or more of these factors.

For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission from time to time. The Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC on July 14, 2005, includes important information concerning risk factors in the "Business" section under the heading "Risk Factors."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first six months of fiscal 2006.

For a discussion of the Company's exposure to market risk, see Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

ITEM 4.     CONTROLS AND PROCEDURES

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act of 2002 require the Chief Executive Officer and Chief Financial Officer of the Company, in connection with the Company's periodic reports filed with the SEC, to evaluate the Company's disclosure controls and procedures and to disclose their conclusions based on this evaluation.

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

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

During the second fiscal quarter of 2006, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS

(c) The following table provides information about the Company's purchases of its common stock during the quarter ended October 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
August 1, 2005 - August 31, 2005	---	---	Not applicable	Not applicable
September 1, 2005 - September 30, 2005 (1)	617	6.97	Not applicable	Not applicable
October 1, 2005 - October 31, 2005	---	---	Not applicable	Not applicable
	617	6.97	Not applicable	Not applicable
	===	===

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Gerber Scientific held its 2005 annual meeting of stockholders on September 21, 2005.

(c) The following sets forth information regarding each matter voted upon at the 2005 annual meeting. There were 22,326,459 shares of common stock outstanding and entitled to vote as of the record date for the 2005 annual meeting.

Proposal 1.   The stockholders approved a proposal to elect each of the eight nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominees	Votes For	Votes Withheld
Donald P. Aiken	17,998,743	1,395,282
Marc T. Giles	17,989,400	1,404,625
Edward G. Jepsen	17,510,671	1,883,354
Randall D. Ledford, Ph.D.	17,973,473	1,420,552
John R. Lord	17,972,299	1,421,726
Carole F. St. Mark	18,000,583	1,393,442
A. Robert Towbin	17,968,155	1,425,870
W. Jerome Vereen	17,094,853	2,299,172

ITEM 6.     EXHIBITS

Exhibit Number
10.1

Credit Agreement, dated October 31, 2005, among the Company, certain subsidiaries of the Company, Sovereign Bank, the Export-Import Bank of the United States, and Citizens Bank of Massachusetts, as administrative agent, collateral agent, and security trustee (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 4, 2005).

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

GERBER SCIENTIFIC, INC.
December 1, 2005	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)