Form 10-Q/A
period 2005-10-31
GERBER SCIENTIFIC INC
filed 2006-03-10
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q/A Amendment Number 1 __________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐              Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock $0.01 par value per share. Total shares outstanding February 28, 2006	22,574,107

GERBER SCIENTIFIC, INC. INDEX Quarter Ended October 31, 2005
Explanatory Note - Restatement of Condensed Consolidated Financial Statements

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 is being filed to revise the condensed consolidated financial statements, as set forth in Note 16 of the Notes to Condensed Consolidated Financial Statements, from those previously filed with the Securities and Exchange Commission (the "SEC") on December 1, 2005 (the "Original Filing"). The Company has filed this amendment to correct an error relating to accounting for foreign exchange transaction losses on certain intercompany balances as described in Note 16 of the Notes to Condensed Consolidated Financial Statements. In this amendment, the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 16 of the Notes to Condensed Consolidated Financial Statements.

The following Part/Item disclosures have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I - Item 1. Financial Statements

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

Part II - Item 6. Exhibits

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the Exhibits to the Original Filing), affected by subsequent events. In accordance with applicable SEC rules, this Quarterly Report on Form 10-Q/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

			Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations	3-4
		Condensed Consolidated Balance Sheets	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7-18
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-30
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
	Item 4.	Controls and Procedures	30-31
Part II.	Other Information
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 4.	Submission of Matters to a Vote of Security Holders	32
	Item 6.	Exhibits	33
Signature			34

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended October 31,
In thousands, except per share data	(As Restated See Note 16) 2005	2004
Revenue:
Product sales	$ 118,376	$ 117,059
Service sales	15,585	14,357

	133,961	131,416
Costs and Expenses:
Cost of products sold	84,205	83,704
Cost of services sold	9,306	9,629
Selling, general and administrative	29,308	30,027
Research and development	6,518	6,108
Restructuring charges	(195)	351
	129,142	129,819

Operating income	4,819	1,597

Other expense, net	(508)	(1,238)
Loss on early extinguishment of debt	(2,483)	---
Interest expense	(1,525)	(1,673)

Earnings (Loss) before income taxes	303	(1,314)
Provision (Benefit) for income taxes	427	(226)

Net loss	$ (124)	$ (1,088)
	=======	=======
Loss per share:
Basic	$ (0.01)	$ (0.05)
Diluted	$ (0.01)	$ (0.05)

Weighted average shares outstanding:
Basic	22,368	22,267
Diluted	22,368	22,267

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended October 31,
In thousands, except per share data	(As Restated See Note 16) 2005	2004
Revenue:
Product sales	$ 231,793	$ 229,982
Service sales	30,932	29,120

	262,725	259,102
Costs and Expenses:
Cost of products sold	164,070	162,453
Cost of services sold	18,949	19,345
Selling, general and administrative	58,883	58,125
Research and development	12,830	12,221
Restructuring charges	(231)	2,245
	254,501	254,389

Operating income	8,224	4,713
Other expense, net	(683)	(1,436)
Loss on early extinguishment of debt	(2,483)	---
Interest expense	(2,956)	(3,750)

Earnings (Loss) before income taxes	2,102	(473)
Provision (Benefit) for income taxes	3,309	(82)

Net loss	$ (1,207)	$ (391)
	=======	=======
Loss per share:
Basic	$ (0.05)	$ (0.02)
Diluted	$ (0.05)	$ (0.02)

Weighted average shares outstanding:
Basic	22,340	22,251
Diluted	22,340	22,251

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share data	(As Restated See Note 16) October 31, 2005	April 30, 2005
Assets:
Current Assets:
Cash and cash equivalents	$ 12,205	$ 6,148
Accounts receivable, net of allowance for doubtful accounts of $9,238 and $9,421, respectively	84,881	89,800
Inventories	50,818	52,363
Current deferred tax assets	9,887	7,559
Prepaid expenses and other current assets	4,877	5,295
	162,668	161,165
Property, Plant and Equipment	104,777	122,444
Accumulated depreciation	(65,686)	(82,521)
	39,091	39,923
Intangible Assets:
Goodwill	51,352	52,315
Pension intangible asset	1,692	1,692
Patents and other intangible assets, net	5,181	5,392
	58,225	59,399
Deferred Tax Assets	26,734	29,788
Other Assets	3,901	6,014
Total Assets	$ 290,619	$ 296,289
	========	========
Liabilities and Shareholders' Equity:
Current Liabilities:
Short-term debt	$ 38,985	$ 29,482
Accounts payable	46,935	47,023
Accrued compensation and benefits	18,736	16,438
Other accrued liabilities	19,180	20,654
Deferred revenue	13,941	15,467
Income taxes payable	3,948	2,822
Advances on sales contracts	738	674
	142,463	132,560

Accrued pension benefit liability	26,198	25,264
Other liabilities	5,979	6,399
Long-term debt	6,953	16,260
	39,130	47,923
Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 23,091,158 and 22,983,654 shares, respectively	231	230
Additional paid-in capital	66,263	66,045
Retained earnings	66,678	67,885
Treasury stock, at cost (665,142 and 680,398 shares, respectively)	(13,677)	(13,991)
Unamortized value of restricted stock grants	(101)	(130)
Accumulated other comprehensive loss	(10,368)	(4,233)
	109,026	115,806
Total Liabilities and Shareholders' Equity	$ 290,619	$ 296,289
	========	========

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
In thousands	(As Restated See Note 16) 2005	2004
Operating Activities:
Net loss	$ (1,207)	$ (391)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,307	6,014
Restructuring charges	(231)	2,245
Deferred income taxes	726	(3,143)
Loss on early extinguishment of debt	2,483	---
Other non-cash items	1,166	1,169
Changes in operating accounts:
Receivables	1,621	2,978
Inventories	(39)	(2,106)
Prepaid expenses and other assets	(107)	1,343
Accounts payable and accrued liabilities	4,861	(239)
Provided by Operating Activities	13,580	7,870
Investing Activities:
Capital expenditures	(5,241)	(3,061)
Investments in intangible assets	(532)	(238)
Proceeds from sale of assets	434	---
Used for Investing Activities	(5,339)	(3,299)
Financing Activities:
Debt repayments	(152,656)	(159,614)
Debt proceeds	152,852	154,288
Net short-term financing	---	(126)
Debt issue costs	(1,146)	---
Exercise of stock options	441	142
Used for Financing Activities	(509)	(5,310)
Effect of exchange rate changes on cash	(1,675)	658
Increase (Decrease) in cash and cash equivalents	6,057	(81)
Cash and cash equivalents at beginning of period	6,148	6,371
Cash and cash equivalents at end of period	$ 12,205	$ 6,290
	======	======

See accompanying notes to condensed consolidated financial statements.

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the quarter and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. The financial information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed with the Securities and Exchange Commission (the "SEC") on July 14, 2005. The condensed consolidated balance sheet has been derived from the April 30, 2005 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The following table illustrates the effect on net loss and loss per share if compensation cost had been recognized for the Company's stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	(As Restated See Note 16) 2005	2004	(As Restated See Note 16) 2005	2004
Net loss, as reported	$ (124)	$ (1,088)	$ (1,207)	$ (391)
Add: Stock based employee compensation expense included in net loss, net of related tax effects	7	23	14	41
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(89)	(271)	(177)	(535)
Pro forma net loss	$ (206)	$ (1,336)	$ (1,370)	$ (885)
	======	======	======	======
Loss per share:
Basic, as reported	$ (0.01)	$ (0.05)	$ (0.05)	$ (0.02)
Basic, pro forma	$ (0.01)	$ (0.06)	$ (0.06)	$ (0.04)

Diluted, as reported	$ (0.01)	$ (0.05)	$ (0.05)	$ (0.02)
Diluted, pro forma	$ (0.01)	$ (0.06)	$ (0.06)	$ (0.04)

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

NOTE 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include:

	October 31, 2005			April 30, 2005
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 7,609	$ 2,847	$ 4,762	$ 8,010	$ 3,095	$ 4,915
Other	676	257	419	703	226	477
	8,285	3,104	5,181	8,713	3,321	5,392
Unamortized intangible assets:
Goodwill	51,352	---	51,352	52,315	---	52,315
Pension intangible asset	1,692	---	1,692	1,692	---	1,692
	53,044	---	53,044	54,007	---	54,007
	$61,329	$ 3,104	$ 58,225	$ 62,720	$ 3,321	$ 59,399
	======	=====	=====	======	=====	=====

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

The following table presents revenue by operating segment:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Sign Making and Specialty Graphics	$ 71,036	$ 69,418	$140,956	$138,143
Apparel and Flexible Materials	44,653	43,933	86,882	83,697
Ophthalmic Lens Processing	18,272	18,065	34,887	37,262
Consolidated revenue	$133,961	$131,416	$262,725	$259,102
	=======	=======	=======	=======

The table below presents operating income by segment and a reconciliation to consolidated operating income:
	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2005	2004	2005	2004
Sign Making and Specialty Graphics	$ 2,659	$ (487)	$ 5,739	$ 2,060
Apparel and Flexible Materials	5,744	6,625	10,812	11,228
Ophthalmic Lens Processing	670	(577)	(12)	(1,080)
Corporate Operating Expenses	(4,254)	(3,964)	(8,315)	(7,495)
Consolidated operating income	$ 4,819	$ 1,597	$ 8,224	$ 4,713
	=======	=======	=======	======

NOTE 8. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	(As Restated See Note 16) 2005	2004	(As Restated See Note 16) 2005	2004
Net loss	$ (124)	$ (1,088)	$ (1,207)	$ (391)
Other comprehensive income (loss):
Foreign currency translation adjustments	215	5,442	(6,135)	6,128
Cash flow hedging loss, net of tax	---	(159)	---	(81)
Total comprehensive income (loss)	$ 91	$ 4,195	$ (7,342)	$ 5,656
	=======	=======	=======	=======

NOTE 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands, except per share amounts	(As Restated See Note 16) 2005	2004	(As Restated See Note 16) 2005	2004
Numerator:
Net loss	$ (124)	$ (1,088)	$ (1,207)	$ (391)
Denominators:
Denominator for basic loss per share - weighted-average shares outstanding	22,368	22,267	22,340	22,251
Effect of dilutive securities:
Stock options	---	---	---	---
Denominator for diluted loss per share - adjusted weighted-average shares outstanding	22,368	22,267	22,340	22,251
	======	======	======	======
Basic loss per share	$ (0.01)	$ (0.05)	$ (0.05)	$ (0.02)
	======	======	======	======
Diluted loss per share	$ (0.01)	$ (0.05)	$ (0.05)	$ (0.02)
	======	======	======	======

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

NOTE 14. Income Taxes

During the six months ended October 31, 2005, the Company recorded tax expense of $3.3 million. Included in this amount was a $2.3 million non-cash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 48.3 percent compared with the statutory rate of 35.0 percent. The higher consolidated tax rate was primarily attributable to the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company is unable to take a financial statement benefit. Additionally, the establishment of valuation allowances for current year losses in those jurisdictions also negatively impacted the consolidated tax rate.

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

NOTE 16. Restatement of Previously Issued Financial Statements

On February 20, 2006, the Audit and Finance Committee of the Board of Directors concluded, based upon the recommendation of the Company's management, that the Company's condensed consolidated financial statements for the second quarter of fiscal 2006, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005 and filed with the SEC on December 1, 2005, should be restated to correct an error relating to accounting for foreign exchange transaction losses on certain intercompany balances. Specifically, this error related to the translation of an intercompany balance and resulted in the overstatement of foreign exchange transaction losses recorded in "Other expense, net" for the quarter and six months ended October 31, 2005 by $358 thousand, which increased the net loss reported for the second quarter and six-month periods by $258 thousand. The impact of the restatement on the primary financial statement line items is detailed in the following schedules.

The effect of the restatement on the operating results for the quarter and six months ended October 31, 2005, previously reported in the Company's Quarterly Report on Form 10-Q filed on December 1, 2005, was as follows:

	Quarter Ended October 31, 2005 (Unaudited)		Six Months Ended October 31, 2005 (Unaudited)
In thousands except per share data	As Previously Reported	Restated	As Previously Reported	Restated
Other expense, net	$(866)	$(508)	$(1,041)	$(683)
(Loss) Earnings before income taxes	$(55)	$303	$1,744	$2,102
Provision (Benefit) for income taxes	$327	$427	$3,209	$3,309
Net loss	$(382)	$(124)	$(1,465)	$(1,207)
Loss per share:
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.05)

This error did not have any impact on reported revenues, margins, operating income or operating segment results for the quarter or six months ended October 31, 2005.

The effect of the restatement on the balance sheet as of October 31, 2005, previously reported in the Company's Quarterly Report on Form 10-Q filed on December 1, 2005, was as follows:

	October 31, 2005
	(Unaudited)
	As Previously Reported	Restated
In thousands
Cash and cash equivalents	$11,847	$12,205
Total current assets	$162,310	$162,668
Total assets	$290,261	$290,619
Income taxes payable	$3,848	$3,948
Total current liabilities	$142,363	$142,463
Retained earnings	$66,420	$66,678
Shareholders' equity	$108,768	$109,026

The effect of the restatement on reported cash flows for the six months ended October 31, 2005, previously reported in the Company's Quarterly Report on Form 10-Q filed on December 1, 2005, was as follows:

	Six Months Ended October 31, 2005
	(Unaudited)
	As Previously Reported	Restated
In thousands
Net loss Changes in operating accounts: Accounts payable and accrued liabilities Provided by Operating Activities Increase in cash and cash equivalents Cash and cash equivalents at end of period	$(1,465)	$(1,207)
	$4,761	$4,861
	$13,222	$13,580
	$5,699	$6,057
	$11,847	$12,205

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of certain amounts for the quarter and six months ended October 31, 2005 to correct an error relating to accounting for foreign exchange transaction losses on certain intercompany balances as more fully described in Note 16 of the Notes to Condensed Consolidated Financial Statements.

OVERVIEW

For the second quarter and first six months of fiscal 2006, the Company reported revenue of $134.0 million and $262.7 million, respectively, operating income of $4.8 million and $8.2 million, respectively, and a net loss of $0.1 million and $1.2 million, respectively. Included in the first six months results were two one time, non-operating charges including a pre-tax $2.5 million loss on the early extinguishment of the Company's former senior credit facility and a tax charge of $2.3 million attributable to a change in tax law in the United Kingdom.

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

The Company reported $13.6 million of operating cash flow in the first six months of fiscal 2006, which represented an increase of $5.7 million from the first six months of fiscal 2005. The net debt balance (total debt less cash and cash equivalents) of $33.7 million at October 31, 2005 represented a $5.9 million reduction in net debt from April 30, 2005.

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

Other Expense, net. Other expense, net of $0.5 million and $0.7 million in the second quarter and first six months of fiscal 2006, respectively, was $0.7 million less for the quarter and $0.8 million less for the first six months than the fiscal 2005 comparable periods. The decrease for both periods was primarily due to lower foreign currency exchange transaction losses of $0.8 million and $1.4 million in the second quarter and first six months of fiscal 2006, respectively, compared with fiscal 2005. The fiscal 2006 first six months included higher bank fees and loss on the sale of fixed assets that partially offset the favorable reduction in foreign currency transaction losses.

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

Income Tax Provision (Benefit). In the fiscal 2006 first quarter, the Company recorded a tax charge of $2.3 million as a result of a change in United Kingdom tax law. Adjusting for this charge, the consolidated tax rate would have been 48.3 percent for the first six months of fiscal 2006. Compared with the United States statutory rate of 35.0 percent, the effective tax rate for the first six months was higher primarily due to the application of interim tax reporting requirements related to losses incurred in certain foreign jurisdictions where the Company was not able to take a financial statement benefit.  Additionally, the establishment of valuation allowances for current year losses in those jurisdictions also negatively impacted the consolidated tax rate.

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

The following table shows information about the Company's capitalization as of the dates indicated:

In thousands, except ratio amounts	October 31, 2005 (As Restated See Note 16)	April 30, 2005
Cash and cash equivalents	$ 12,205	$ 6,148
Total debt	45,938	45,742
Net debt (total debt less cash and cash equivalents)	33,733	39,594
Shareholders' equity	109,026	115,806
Total capital (net debt plus shareholders' equity)	142,759	155,400
Net debt-to-total capital ratio	23.6%	25.5%

Cash Flows. Cash provided by operating activities was $13.6 million in the first six months of fiscal 2006 compared with $7.9 million in the first six months of fiscal 2005. The increased cash flow was primarily attributable to higher accounts payable balances because of the timing of vendor payments and flat inventory levels from April 30, 2005 to October 31, 2005, as opposed to increased inventory levels from April 30, 2004 to October 31, 2004.

Cash provided by operating activities in the six months ended October 31, 2005 was used to increase the Company's cash balances by $6.1 million and to fund capital expenditures and intangible asset additions of $5.8 million. Capital expenditures are estimated to be approximately $8.0 million to $10.0 million for the full fiscal year.

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

The following table summarizes the financial covenant requirements and the Company's compliance with these covenants as of October 31, 2005:

Covenant	Requirement	(Restated See Note 16) Actual at October 31, 2005
Maximum Leverage Ratio	4.0 to 1.0	3.19 to 1.0
Minimum Debt Service Coverage Ratio	1.25 to 1.0	1.37 to 1.0

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC delayed the required adoption date for SFAS 123(R), which is now effective for all fiscal years beginning after June 15, 2005 and the Company will adopt the pronouncement on May 1, 2006 using the modified prospective method. The Company is currently evaluating the impact of SFAS No. 123(R) on its consolidated financial position and results of operations. See Note 2 in the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q/A for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value-recognition provisions of the previous SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements." These forward-looking statements are intended to provide management's current expectations or plans for the Company's future operating and financial performance, based on assumptions currently believed to be reasonable. Forward-looking statements within (or incorporated by reference in) this quarterly report can be identified by the use of words such as "believe," "expects," or "expected to," "intends," "foresee," "may," or "should," "plans," "anticipate," and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements contained in this quarterly report on Form 10-Q/A relate to, among other things:

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in this quarterly report on Form 10-Q/A. There is no assurance that that the Company's results of operations or financial condition will not be adversely affected by one or more of these factors.

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

At the time of the Original Filing, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005, which conclusion they believed was accurate at that time. In February 2006, subsequent to this evaluation, the Company determined that an error existed relating to its accounting for foreign exchange transaction losses on certain intercompany balances. Specifically, this error related to the translation of an intercompany balance and resulted in the overstatement of foreign exchange transaction losses recorded in "Other expense, net" for the quarter and six months ended October 31, 2005. See Note 16 of the Notes to Condensed Consolidated Financial Statements for further information.

As a result of the error described above, the Company has determined that as of October 31, 2005 a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign exchange transaction gains/losses related to certain intercompany balances. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, the Company's Chief Executive Officer and Chief Financial Offer have concluded that its disclosure controls and procedures were not effective as of October 31, 2005. Additionally, this material weakness could result in a misstatement of "Other expense, net" and "Cash and cash equivalents" that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected if not remediated.

Remediation of Material Weakness in Internal Control over Financial Reporting

As a result of the Company's determination that the controls in place over the process of translating certain intercompany balances did not operate effectively as of October 31, 2005, the Company has performed procedures and is implementing new controls to address the control failure that occurred, including: a) conducted additional recalculations and analysis of the foreign exchange gains/losses recorded on these intercompany balances; b) instituting an improved process for assessing the reasonableness of foreign exchange transaction gains/losses recorded on these intercompany balances; and c) confirming intercompany settlements related to these balances at a transactional level. Management believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above, and the Company will continue to perform the enhanced procedures as part of the normal closing process.

Changes in Internal Control over Financial Reporting

During the second fiscal quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 6.     EXHIBITS

Exhibit Number
10.1

Credit Agreement, dated October 31, 2005, among the Company, certain subsidiaries of the Company, Sovereign Bank, the Export-Import Bank of the United States, and Citizens Bank of Massachusetts, as administrative agent, collateral agent, and security trustee, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 4, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
99.1	Supplemental Segment Information, incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-Q filed on December 1, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
March 10, 2006	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)