Form 10-Q
period 2006-01-31
GERBER SCIENTIFIC INC
filed 2006-03-13
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-Q __________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2006 OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number 1-5865 ___________________________ Gerber Scientific, Inc. (Exact name of registrant as specified in its charter) _____________________________
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒
Common stock $0.01 par value per share. Total shares outstanding February 28, 2006	22,574,107

GERBER SCIENTIFIC, INC. INDEX Quarter Ended January 31, 2006
		Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations	3-4
		Condensed Consolidated Balance Sheets	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7-16
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-28
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4.	Controls and Procedures	29-30
Part II.	Other Information
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 6.	Exhibits	31
Signature			32

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended January 31,
In thousands except per share data	2006	2005
Revenue:
Product sales	$ 109,324	$ 109,790
Service sales	15,288	14,998

	124,612	124,788
Costs and Expenses:
Cost of products sold	78,233	79,275
Cost of services sold	9,120	9,289
Selling, general and administrative	28,427	28,564
Research and development	5,959	6,509
Restructuring charges	---	349
	121,739	123,986

Operating income	2,873	802

Other expense, net	(754)	(1,164)
Interest expense	(862)	(1,576)

Earnings (Loss) before income taxes	1,257	(1,938)
Provision (Benefit) for income taxes	1,349	(1,557)

Net loss	$ (92)	$ (381)
	=======	=======
Loss per share:
Basic	$ 0.00	$ (0.02)
Diluted	$ 0.00	$ (0.02)

Weighted average shares outstanding:
Basic	22,466	22,263
Diluted	22,466	22,263

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended January 31,
In thousands except per share data	2006	2005
Revenue:
Product sales	$ 341,117	$ 339,772
Service sales	46,220	44,118

	387,337	383,890
Costs and Expenses:
Cost of products sold	242,303	241,728
Cost of services sold	28,069	28,634
Selling, general and administrative	87,310	86,689
Research and development	18,789	18,730
Restructuring charges	(231)	2,594
	376,240	378,375

Operating income	11,097	5,515
Other expense, net	(1,437)	(2,600)
Loss on early extinguishment of debt	(2,483)	---
Interest expense	(3,818)	(5,326)

Earnings (Loss) before income taxes	3,359	(2,411)
Provision (Benefit) for income taxes	4,658	(1,639)

Net loss	$ (1,299)	$ (772)
	=======	=======
Loss per share:
Basic	$ (0.06)	$ (0.03)
Diluted	$ (0.06)	$ (0.03)

Weighted average shares outstanding:
Basic	22,371	22,255
Diluted	22,371	22,255

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands except share data	January 31, 2006	April 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$ 5,055	$ 6,148
Accounts receivable, net of allowance for doubtful accounts of $8,731 and $9,421, respectively	81,932	89,800
Inventories	53,683	52,363
Current deferred tax assets	9,424	7,559
Prepaid expenses and other current assets	6,884	5,295
	156,978	161,165
Property, Plant and Equipment	105,914	122,444
Accumulated depreciation	(67,710)	(82,521)
	38,204	39,923
Intangible Assets:
Goodwill	51,246	52,315
Pension intangible asset	1,692	1,692
Patents and other intangible assets, net	5,069	5,392
	58,007	59,399
Deferred Tax Assets	24,130	29,788
Other Assets	4,069	6,014
Total Assets	$ 281,388	$ 296,289
	========	========
Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$ 214	$ 29,482
Accounts payable	42,381	47,023
Accrued compensation and benefits	19,163	16,438
Deferred revenue	14,030	15,467
Income taxes payable	1,952	2,822
Advances on sales contracts	717	674
Other accrued liabilities	17,907	20,654
	96,364	132,560

Long-term debt	40,892	16,260
Accrued pension benefit liability	26,825	25,264
Other liabilities	5,945	6,399
	73,662	47,923
Commitments and contingencies

Shareholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 23,206,127 and 22,983,654 shares, respectively	232	230
Additional paid-in capital	66,995	66,045
Retained earnings	66,586	67,885
Treasury stock, at cost (660,570 and 680,398 shares, respectively)	(13,583)	(13,991)
Unamortized value of restricted stock grants	(168)	(130)
Accumulated other comprehensive loss	(8,700)	(4,233)
	111,362	115,806
Total Liabilities and Shareholders' Equity	$ 281,388	$ 296,289
	========	========

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
In thousands	2006	2005
Operating Activities:
Net loss	$ (1,299)	$ (772)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,451	8,575
Restructuring charges	(231)	2,594
Deferred income taxes	3,793	(2,742)
Loss on early extinguishment of debt	2,483	---
Other non-cash items	1,597	1,591
Changes in operating accounts:
Accounts receivable	5,212	12,180
Inventories	(2,360)	(3,764)
Prepaid expenses and other assets	(2,119)	1,287
Accounts payable and accrued liabilities	(2,511)	(3,498)
Provided by Operating Activities	11,016	15,451
Investing Activities:
Capital expenditures	(6,365)	(4,322)
Investments in intangible assets	(573)	(369)
Proceeds from sale of assets	454	---
Used for Investing Activities	(6,484)	(4,691)
Financing Activities:
Debt repayments	(268,430)	(238,881)
Debt proceeds	263,794	225,059
Net short-term financing	---	(126)
Debt issue costs	(1,146)	---
Proceeds from stock option exercises	1,144	150
Used for Financing Activities	(4,638)	(13,798)
Effect of exchange rate changes on cash	(987)	836
Decrease in cash and cash equivalents	(1,093)	(2,202)
Cash and cash equivalents at beginning of period	6,148	6,371
Cash and cash equivalents at end of period	$ 5,055	$ 4,169
	======	======

See accompanying notes to condensed consolidated financial statements.

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the quarter and nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed with the Securities and Exchange Commission (the "SEC") on July 14, 2005. The condensed consolidated balance sheet has been derived from the April 30, 2005 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The following table illustrates the effect on net loss and loss per share as if compensation cost had been recognized for the Company's stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes (intrinsic value method) fair value method for option pricing:

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands except per share amounts	2006	2005	2006	2005
Net loss, as reported	$ (92)	$ (381)	$ (1,299)	$ (772)
Add: Stock based employee compensation expense included in net loss, net of related tax effects	11	9	25	50
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(168)	(137)	(345)	(672)
Pro forma net loss	$ (249)	$ (509)	$ (1,619)	$ (1,394)
	======	======	======	======
Loss per share:
Basic, as reported	$ 0.00	$ (0.02)	$ (0.06)	$ (0.03)
Basic, pro forma	$ (0.01)	$ (0.02)	$ (0.07)	$ (0.06)

Diluted, as reported	$ 0.00	$ (0.02)	$ (0.06)	$ (0.03)
Diluted, pro forma	$ (0.01)	$ (0.02)	$ (0.07)	$ (0.06)

The weighted-average assumptions used to estimate the fair value of stock options granted in the quarter and nine months ended January 31, 2006 were as follows: risk-free interest rate of 4.4 percent, expected option life of 5.7 years, expected volatility of 73 percent, and no expected dividend yield.

The weighted-average assumptions used to estimate the fair value of stock options granted in the quarter and nine months ended January 31, 2005 were as follows: risk-free interest rate of 3.5 percent and 3.7 percent, respectively; expected option life of 4.7 years, expected volatility of 74 percent, and no expected dividend yield.

In April 2005, the SEC delayed the required adoption date for Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is effective for the Company beginning on May 1, 2006. The Company expects to adopt using the prospective method and is currently evaluating the impact of adopting SFAS 123(R) on its consolidated financial position and results of operations. The Company believes that the pro forma disclosures provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R); however, the total expense recorded in future periods will depend on several factors, including the number of share-based awards issued and the fair value of those awards.

NOTE 3. Inventories

Inventories, net of reserves, were as follows:

In thousands	January 31, 2006	April 30, 2005
Raw materials and purchased parts	$ 43,513	$ 39,800
Work in process	1,968	1,326
Finished goods	8,202	11,237
	$ 53,683	$ 52,363
	======	======

NOTE 4. Restructuring Charges

Fiscal 2005 Restructuring

During the fiscal year ended April 30, 2005, the Company recorded restructuring charges of $3.0 million consisting of employee separation costs of $2.6 million and an adjustment to the fiscal 2004 expected facility consolidation costs of $0.4 million. The employee separation costs were primarily attributable to the relocation of the Ophthalmic Lens Processing segment's operations in Muskogee, Oklahoma and efforts to reduce Spandex's costs in the Sign Making and Specialty Graphics segment. During fiscal 2006, the Company expensed $0.1 million for changes in employee separation cost estimates. The facility consolidation adjustment related to the sublease of a vacant facility in the Sign Making and Specialty Graphics segment.

The following table presents a rollforward of the accruals at April 30, 2005 to January 31, 2006 by segment:

In thousands	Employee Separation Accrual
Sign Making and Specialty Graphics
Balance at April 30, 2005	$ 395
Cash payments	(359)
Change in estimates	(36)
Balance at January 31, 2006	---

Ophthalmic Lens Processing
Balance at April 30, 2005	508
Cash payments	(590)
Change in estimates	87
Balance at January 31, 2006	5

Fiscal 2005 balance at January 31, 2006	$ 5
=====

Fiscal 2004 Restructuring

The following table presents a rollforward of the accruals established in fiscal 2004 by segment:

In thousands	Facility Consolidation Accrual
Sign Making and Specialty Graphics
Balance at April 30, 2005	$ 1,775
Cash payments	(253)
Balance at January 31, 2006	1,522

Ophthalmic Lens Processing
Balance at April 30, 2005	65
Cash payments	(33)
Change in estimates	(32)
Balance at January 31, 2006	---

Fiscal 2004 balance at January 31, 2006	$ 1,522
======

Of the remaining balance at January 31, 2006, $0.1 million is expected to be paid in the fiscal year ending April 30, 2006, $0.3 million in the fiscal year ending April 30, 2007, $0.2 million in the fiscal year ending April 30, 2008, $0.1 million in the fiscal year ending April 30, 2009, $0.1 million in the fiscal year ending April 30, 2010, and $0.7 million thereafter.

Fiscal 2003 Restructuring

The remaining accrual of $0.1 million at April 30, 2005 related to a fiscal 2003 facility consolidation charge, which was paid in the nine months ended January 31, 2006.

Fiscal 2002 Restructuring

As of April 30, 2005, the remaining accrual of $0.3 million related to severance costs payable to a former employee of the Company. During the second quarter of fiscal 2006, it was determined that this amount would not be paid and the remaining accrual was reversed to Restructuring Charges.

NOTE 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include:

	January 31, 2006			April 30, 2005
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 7,584	$ 2,911	$ 4,673	$ 8,010	$ 3,095	$ 4,915
Other	585	189	396	703	226	477
	8,169	3,100	5,069	8,713	3,321	5,392
Unamortized intangible assets:
Goodwill	51,246	---	51,246	52,315	---	52,315
Pension intangible asset	1,692	---	1,692	1,692	---	1,692
	52,938	---	52,938	54,007	---	54,007
	$ 61,107	$ 3,100	$ 58,007	$ 62,720	$ 3,321	$ 59,399
	======	=====	=====	======	=====	=====

Intangible amortization expense was $0.1 million for the quarters ended January 31, 2006 and 2005 and $0.4 million for the nine-month periods ended January 31, 2006 and 2005. Intangible amortization expense is estimated to be approximately $0.4 million annually for fiscal years ending April 30, 2006 through 2011.

The following table presents the changes in the carrying amount of goodwill by operating segment for the nine months ended January 31, 2006:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2005	$ 22,583	$ 12,736	$ 16,996	$ 52,315
Effects of currency translation	(795)	(274)	---	(1,069)
Balance as of January 31, 2006	$ 21,788	$ 12,462	$ 16,996	$ 51,246
	======	======	======	======

NOTE 6. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates because of its global presence and international sales and purchase activities. These foreign currency exposures are identified and managed at the operating unit level historically. To manage some of these risks, the Company has used forward exchange contracts. As of January 31, 2006, the Company was not party to any forward exchange contracts.

NOTE 7. Segment Information

The Company's operations are classified into three operating segments: Sign Making and Specialty Graphics; Apparel and Flexible Materials; and Ophthalmic Lens Processing. Those segments are determined based on management's evaluation of the Company's businesses.

The following table presents revenue by operating segment:

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Sign Making and Specialty Graphics	$ 62,481	$ 65,290	$203,437	$203,433
Apparel and Flexible Materials	44,301	42,629	131,183	126,326
Ophthalmic Lens Processing	17,830	16,869	52,717	54,131
Consolidated revenue	$124,612	$124,788	$387,337	$383,890
	=======	=======	=======	=======
The table below presents operating income (loss) by segment and a reconciliation to consolidated operating income:
	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Sign Making and Specialty Graphics	$ 1,236	$ (98)	$ 6,975	$ 1,962
Apparel and Flexible Materials	4,958	5,149	15,770	16,377
Ophthalmic Lens Processing	329	(557)	317	(1,637)
Corporate Operating Expenses	(3,650)	(3,692)	(11,965)	(11,187)
Consolidated operating income	$ 2,873	$ 802	$ 11,097	$ 5,515
	=======	=======	=======	======

NOTE 8. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Net loss	$ (92)	$ (381)	$ (1,299)	$ (772)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,668	2,251	(4,467)	8,379
Cash flow hedging gain (loss), net of tax	---	55	---	(26)
Total comprehensive income (loss)	$ 1,576	$ 1,925	$ (5,766)	$ 7,581
	=======	=======	=======	=======

NOTE 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands except per share amounts	2006	2005	2006	2005
Numerator:
Net loss	$ (92)	$ (381)	$ (1,299)	$ (772)
Denominators:
Denominator for basic loss per share - weighted-average shares outstanding	22,466	22,263	22,371	22,255
Effect of dilutive securities:
Stock options	---	---	---	---
Denominator for diluted loss per share - adjusted weighted-average shares outstanding	22,466	22,263	22,371	22,255
	======	======	======	======
Basic loss per share	$ 0.00	$ (0.02)	$ (0.06)	$ (0.03)
	======	======	======	======
Diluted loss per share	$ 0.00	$ (0.02)	$ (0.06)	$ (0.03)
	======	======	======	======

For the quarterly and nine-month periods ended January 31, 2006, stock options exercisable for 0.3 million shares and 0.2 million shares, respectively, of common stock were excluded from the calculation of diluted loss per share because the Company reported a net loss for those periods.

For the quarterly and nine-month periods ended January 31, 2005, stock options exercisable for 0.2 million and 0.1 million shares of common stock, respectively, were excluded from the calculation of diluted loss per share because the Company reported a net loss for those periods.

NOTE 10. Commitments and Contingencies

The Company currently has lawsuits and claims pending against it, the ultimate resolution of which management believes will not have a material effect on its consolidated financial condition, results of operations or cash flows. There were no significant changes to the commitments and contingencies during the nine months ended January 31, 2006 from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE 11. Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since April 30, 2005.

The changes in the carrying amount of product warranties for the nine months ended January 31, 2006 and 2005 were as follows:

	Nine Months Ended January 31,
In thousands	2006	2005
Beginning balance	$ 5,765	$ 4,827
Reductions for payments made	(4,156)	(3,887)
Changes in accruals related to warranties issued in the current period	4,100	4,398
Changes in accruals related to pre- existing warranties	72	(109)
Ending balance	$ 5,781	$ 5,229
	======	======

NOTE 12. Employee Benefit Plans

Components of net periodic benefit cost for the quarter and nine months ended January 31, 2006 and 2005 are presented below.

	Quarter Ended January 31,

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2006	2005	2006	2005
Service cost	$ 723	$ 653	$ 41	$ 39
Interest cost	1,383	1,337	101	123
Expected return on plan assets	(1,402)	(1,331)	(109)	(111)
Amortization of prior service cost	74	74	(1)	---
Amortization of net loss	427	233	30	42
Net periodic benefit cost	$ 1,205	$ 966	$ 62	$ 93
	======	======	======	======

	Nine Months Ended January 31,

	Qualified Pension Plan		Non-Qualified Pension Plan
In thousands	2006	2005	2006	2005
Service cost	$ 2,171	$ 1,961	$ 123	$ 120
Interest cost	4,148	4,011	304	369
Expected return on plan assets	(4,207)	(3,994)	(327)	(333)
Amortization of prior service cost	222	222	(3)	(2)
Amortization of net loss	1,281	698	89	125
Net periodic benefit cost	$ 3,615	$ 2,898	$ 186	$ 279
	======	======	======	======

Employer Contributions

For the nine months ended January 31, 2006, $2.3 million in cash contributions have been made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects to contribute a total of $3.1 million to this plan for the fiscal year ending April 30, 2006.

NOTE 13. Debt and Financing Arrangements

On October 31, 2005, the Company entered into a credit agreement with Citizens Bank of Massachusetts, the Export-Import Bank of the United States ("Ex-Im") and Sovereign Bank, and completed a refinancing of its former senior credit facilities. The financing consisted of a $50.0 million asset-based revolving line of credit that includes a $13.0 million working capital loan guarantee from Ex-Im (the "Revolver"), a $6.5 million standby letter of credit, and a $1.2 million term loan (the "Term Loan"), collectively, the "Credit Facility." The Revolver matures on October 31, 2008. The Term Loan requires 60 equal monthly principal payments that began in December 2005 and matures in November 2010.

The Credit Facility obligations are secured by first priority liens on, and security interests in, selected assets of the Company in the United States and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable, and real estate and leasehold improvements. The Credit Facility obligations are also secured by the capital stock of subsidiaries of the Company and secured by the capital stock held by its subsidiaries in the United Kingdom and Canada.

The initial borrowings under the Credit Facility were used to repay all borrowings under the Company's four-year $110.0 million senior credit facility entered into on May 9, 2003; to pay fees and expenses and for general working capital purposes. Subsequent to the repayment of the amounts due related to the $110.0 million facility, the facility was terminated by the Company.

Under the Revolver, the Company can terminate its commitment at any time, subject to a prepayment fee of 3.0 percent of the outstanding balance during the first year, 2.0 percent during the second year and 1.0 percent during the third year. The Company may permanently reduce the Revolver commitment by up to $10.0 million without any prepayment fee.

Revolver borrowings are subject to a borrowing base formula based upon eligible accounts receivable, eligible inventory and eligible demonstration equipment. The Company must maintain a minimum availability under the revolver of $1.0 million. Obligations under the Revolver bear interest at a floating rate, which is, at the Company's option, either at the lender's prime rate or LIBOR plus 1.75 percent. At January 31, 2006, the Company had $5.9 million available for borrowing on the revolver based on its borrowing base.

The Company is required to pay a monthly commitment fee of 0.25 percent of the average daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

The Term Loan is payable in 60 equal monthly installments. Obligations under the Term Loan bear interest at either the lender's prime rate or LIBOR plus 2.0 percent, at the Company's option.

The Company is required to maintain two financial covenants set forth in the agreement including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings, changes in control and restrictions on dividend payments, as well as other customary covenants and representations. The Company was in compliance with all of the covenants under its financing arrangements at January 31, 2006.

Effective January 31, 2006, the Company entered into an amendment with its lender to remove as an event of default the occurrence of a Material Adverse Effect, as defined in the Credit Facility. This eliminated the sole subjective acceleration clause from the Credit Facility. As a result of that amendment, only amounts due in one year or less are classified as a current liability on the Company's balance sheet at January 31, 2006.

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

NOTE 14. Income Taxes

During the quarter and nine months ended January 31, 2006, the Company recorded tax expense of $1.3 million and $4.7 million. Included in the nine months expense was a $2.3 million non-cash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 70.4 percent compared with the statutory rate of 35.0 percent for the nine months ended January 31, 2006. The Company's consolidated tax rate was 107.3 percent for the quarter ended January 31, 2006 as compared with the statutory rate of 35.0 percent. The higher consolidated tax rates in both periods were primarily attributable to the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company is unable to take a financial statement benefit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements for the quarter and nine months ended January 31, 2006 and 2005 and related notes included elsewhere in this report, as well as with the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

OVERVIEW

For the third quarter and first nine months of fiscal 2006, the Company reported revenue of $124.6 million and $387.3 million, respectively, operating income of $2.9 million and $11.1 million, respectively, and a net loss of $0.1 million and $1.3 million, respectively. Included in the first nine months results were two significant one-time, non-operating charges, including a pre-tax $2.5 million loss on the early extinguishment of the Company's former senior credit facility and a tax charge of $2.3 million attributable to a change in tax law in the United Kingdom.

After adjusting for the unfavorable effect of foreign currency translation of $5.0 million and $2.2 million in the third quarter and first nine months of fiscal 2006, respectively, revenue reported for the third quarter and first nine months of fiscal 2006 was higher than the third quarter and first nine months of fiscal 2005. The increase was driven primarily by increased equipment revenue and higher service revenue across all segments, offset by a decrease in aftermarket revenue.

The Company is expecting to increase revenue through new product launches. Increased revenue contribution from new products coupled with leveraging the existing infrastructure is expected to improve operating profitability and enhance operating cash flow generation. During the third quarter of fiscal 2006, the Company launched the Solara UV2 wide format UV printer, the high-speed generator platform DTL with a cut-to-polish feature and the CMX50 lens polisher. The Company also enhanced current product offerings with upgraded Gerber OMEGA 2.5 software for the sign industry and the new spreading system XLs50 during its third quarter of fiscal 2006.

The Company's primary objective for its Apparel and Flexible Materials segment continues to be increasing market share in growth markets, particularly China. The lifting of the quotas mandated by the World Trade Organization, which occurred on December 31, 2004, is expected to have a significant favorable impact on the success of the Company's China initiative, since it is expected to benefit China. The United States and other countries, however, have planned, and in some cases introduced, protective trade measures. The United States reached an agreement with China that curtails the growth of Chinese exports through 2008, which is less restrictive than the original protective trade measures. The Company expects this agreement will encourage growth in Chinese manufacturing and will create potential opportunities for the Company. Overall, however, the timing of the benefit to China of the lifting of quotas remains uncertain.

The Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments reported an operating income increase over both the third quarter and first nine months of fiscal 2005. The first nine months improvement was primarily related to fiscal 2005 pre-tax operating charges of $3.9 million that did not recur in fiscal 2006 and lower restructuring charges in the first nine months of fiscal 2006 as compared with the first nine months of fiscal 2005. Of the pre-tax operating charges, $3.6 million of charges were related to improving the Spandex operations within the Sign Making and Specialty Graphics segment and $0.3 million was attributable to the Ophthalmic Lens Processing segment. The Apparel and Flexible Materials segment reported a slight decline in operating profit related to higher employee incentive compensation costs, which were significantly offset by improved gross profit margins as compared with the prior year.

The Company's tax rate in the third quarter of fiscal 2006 was adversely affected by the establishment of valuation allowances on projected losses at certain foreign locations, which were required to be established due to these locations cumulative pre-tax losses. The Company expects these operations will return to profitability and, at that time, these reserves and the effective tax rate may be reduced; however, until such time that profitability is demonstrated, the reserves are required.

During fiscal 2006, the Company completed a refinancing of its former senior credit facilities with a lower-cost credit facility. The Company anticipates that, as a result of the lower interest rates under its new facility, it will continue to incur lower interest expense for the remainder of fiscal 2006 and subsequent periods as compared with the prior year periods; however, if market interest rates rise, our interest expense will increase. The Company amended its new senior credit facility, effective January 31, 2006, to remove an event of default, the occurrence of a Material Adverse Effect, as defined in the credit facility. As a result of this amendment, only amounts due in one year or less are classified as a current liability on the Company's balance sheet at January 31, 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting policies that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005. There were no significant changes to the critical accounting policies during the nine months ended January 31, 2006 from those previously disclosed.

RESULTS OF OPERATIONS
	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Revenue	$124,612	$124,788	$387,337	$383,890
Cost of sales	87,353	88,564	270,372	270,362
Gross margin	37,259	36,224	116,965	113,528
Operating expenses	34,386	35,422	105,868	108,013
Operating income	$ 2,873	$ 802	$ 11,097	$ 5,515
	=======	======	=======	======
Gross margin percentage	29.9%	29.0%	30.2%	29.6%
	=======	======	=======	======

Revenue. Consolidated revenue in the third quarter and first nine months of fiscal 2006 was $124.6 million and $387.3 million, respectively, which represented a decrease of $0.2 million for the third quarter and an increase of $3.4 million for the nine months, respectively, compared with consolidated revenue in the fiscal 2005 comparable periods. Foreign currency translation had the effect of decreasing revenue by approximately $5.0 million and $2.2 million in the third quarter and first nine months of fiscal 2006, respectively, from the comparable periods of fiscal 2005. Adjusting for the effect of foreign currency translation, revenue increased in each segment in the third quarter and first nine months of fiscal 2006, except for the Ophthalmic Lens Processing segment where revenue decreased in the first nine months of fiscal 2006. The increases were primarily attributable to increased equipment revenue, fueled by sales of new products, and also increased service revenue. The decrease in the Ophthalmic Lens Processing segment revenue in the first nine months of fiscal 2006 was primarily caused by lower aftermarket supplies revenue attributable to first quarter of 2006 business disruption associated with relocating the segment's manufacturing facility in fiscal 2005.

Equipment revenue represented 35 percent of total revenue for the third quarter of fiscal 2006 and 32 percent for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, equipment revenue represented 32 percent of total revenue, as compared with 31 percent for the comparable fiscal 2005 period.

On a geographic basis, adjusted for foreign currency translation, business volume in the third quarter of fiscal 2006 was higher in all regions (North America, Europe, and Rest of World), with Rest of World region contributing most of the increase, compared with the third quarter of fiscal 2005. Business volume was also higher in all regions for the first nine months of fiscal 2006, except for the North American region, compared with the first nine months of fiscal 2005. Higher Rest of World region revenue was primarily attributable to the Apparel and Flexible Materials segment in Asian markets. Lower North American revenue for the first nine months was primarily related to the Ophthalmic Lens Processing segment caused by lower aftermarket revenue.

Operating Charges. In comparing the results from operations for the nine months ended January 31, 2006 with the same period in the prior year, it should be noted that pre-tax operating charges of $3.9 million, primarily related to business reengineering, negatively impacted results for the first nine months of fiscal 2005, but did not recur in fiscal 2006. These charges were incurred during the second quarter in fiscal 2005, and therefore, do not affect the comparative quarterly results. Of this amount, $3.6 million related to costs incurred to improve the operations of the Spandex business, which is part of the Sign Making and Specialty Graphics segment, and the remaining charges of $0.3 million were incurred by the Ophthalmic Lens Processing segment. These prior year charges included $1.5 million of inventory write-downs, $0.8 million of fixed asset impairments, $0.7 million of additional bad debt expense and $0.9 million of other operating charges. The inventory charge primarily related to changes in market value estimates of used equipment inventory, which were largely caused by the shorter product life cycle of ink jet imaging products. The balance of the inventory charge related to changes in market value estimates for excess aftermarket inventory of Spandex. The bad debt expense was related to management turnover at Spandex's Italian business. Other operating charges of $0.9 million included adjustments relating to prior periods in the amount of $0.6 million. Of the aggregate pre-tax charges, $0.2 million were recorded as a reduction of product sales, $1.9 million in cost of products sold, and $1.8 million in selling, general and administrative expenses.

Gross Profit Margins. The third quarter and first nine months of fiscal 2006 gross profit percentage was 29.9 percent and 30.2 percent, respectively, compared with 29.0 percent and 29.6 percent in the comparable periods of fiscal 2005. The gross profit margin in the prior year was lower due to $0.6 million in charges associated with a Sign Making and Specialty Graphics product in fiscal 2005 and the above-described fiscal 2005 operating charges of $2.1 million, which affected only the first nine months gross profit margin. The current year improvement was also partially attributable to an improved sales mix favoring equipment sales.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses as a percentage of revenue were 22.8 percent and 22.5 percent in the fiscal 2006 third quarter and first nine months versus 22.9 percent and 22.6 percent, respectively, in the fiscal 2005 comparable periods.

Adjusting for the effect of foreign currency translation, SG&A expenses increased $0.9 million and $1.2 million in the third quarter of fiscal 2006 and first nine months of fiscal 2006, respectively, from the comparable periods of fiscal 2005. The increase in the third quarter of fiscal 2006 was primarily caused by $1.3 million higher incentive compensation expense, offset by lower insurance costs. The increase for the first nine months of fiscal 2006 was primarily attributable to higher incentive compensation expense of $4.9 million. This was partially offset by the absence of second quarter of fiscal 2005 operating charges at Spandex of $1.8 million. Additionally, in fiscal 2006, the Ophthalmic Lens Processing segment benefited from the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility as that facility was sold during the second quarter of fiscal 2006. The Company also continues to benefit from lower insurance costs as compared with the prior year resulting from better experience in self-insurance health costs and lower premiums on other insurance policies.

Research and Development ("R&D"). R&D expenses as a percentage of the Company's revenue were 4.8 percent in the third quarter and 4.9 percent in the first nine months of fiscal 2006 versus 5.2 percent and 4.9 percent, respectively, in the comparable periods of fiscal 2005. The decrease for the third quarter of fiscal 2006, compared with the same period of fiscal 2005, was related to lower project spending on components to build test units for new products.

Restructuring Charges. No new restructuring plans were implemented in fiscal 2006; however, certain changes in previous estimates were recorded in the first nine months of fiscal 2006. The most significant change in estimates was the reversal of a previous accrual of $0.3 million for severance costs related to a former employee. The effect of this reversal was partially offset by the incurrence of $0.1 million in additional employee severance related to the Ophthalmic Lens Processing segment. The first nine months of fiscal 2005 included restructuring charges of $2.6 million. These included costs to relocate the Ophthalmic Lens Processing segment's Muskogee, Oklahoma facility and related employee separation costs of $1.5 million and severance expense to restructure the European Sign Making and Specialty Graphics Spandex operations of $0.5 million. Additionally, in fiscal 2005, the Company entered into a sublease agreement for a facility vacated in fiscal 2004, which resulted in expense of $0.4 million. The remaining $0.2 million incurred primarily related to activities in the United States to reduce headcount within the Apparel and Flexible Materials segment.

Other Expense, net. Other expense, net of $0.8 million and $1.4 million in the third quarter and first nine months of fiscal 2006, respectively, was $0.4 million and $1.2 million, respectively, lower than the fiscal 2005 comparable periods. The lower expense in the third quarter of fiscal 2006 compared with the third quarter of fiscal 2005 was primarily attributable to the absence of legal settlement costs of $0.5 million incurred in fiscal 2005. These lower legal settlement costs and lower foreign currency transaction losses of $1.4 million, which were partially offset by higher bank fees of $0.4 million, primarily related to amendments of the Company's former Credit Facilities, caused the decrease for the first nine months of fiscal 2006 as compared with the prior year period.

Loss on Early Extinguishment of Debt. On October 31, 2005, the Company refinanced its former $110.0 million senior credit facilities. In connection with the refinancing, the Company expensed the remaining capitalized deferred debt issuance costs of $2.4 million and incurred $0.1 million of other related charges.

Interest Expense. Interest expense decreased $0.7 million and $1.5 million in the third quarter and first nine months of fiscal 2006, respectively, from the comparable periods in fiscal 2005. The decreases were the result of lower weighted average interest rates and lower average debt balances. The weighted average interest rate of the credit facility debt, inclusive of deferred debt issue costs amortized, was 8.7 percent and 12.2 percent in the third quarter and first nine months of fiscal 2006, respectively, compared with 13.6 percent and 13.7 percent in the fiscal 2005 third quarter and first nine months, respectively. The decrease in rates was attributable to the October 31, 2005 refinancing. Average debt balances under the Company's credit facilities were $38.1 million and $40.0 million in the third quarter and first nine months of fiscal 2006, respectively, versus $44.5 million and $50.1 million in the comparable periods of fiscal 2005 under the Company's former credit facilities.

Income Tax Provision (Benefit). During the quarter and nine months ended January 31, 2006, the Company recorded tax expense of $1.3 million and $4.7 million. Included in the nine months expense was a $2.3 million non-cash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 70.4 percent compared with the statutory rate of 35.0 percent for the nine months ended January 31, 2006. The Company's consolidated tax rate was 107.3 percent for the quarter ended January 31, 2006 as compared with the statutory rate of 35.0 percent. The higher consolidated tax rates in both periods were primarily attributable to the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company is unable to take a financial statement benefit.

Segment Review

Sign Making and Specialty Graphics

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Revenue	$ 62,481	$ 65,290	$203,437	$203,433
Segment operating profit (loss)	1,236	(98)	6,975	1,962

Segment revenue for the third quarter of fiscal 2006 decreased $2.8 million from the third quarter of fiscal 2005 and remained consistent for the first nine months of the fiscal year compared with the same period of fiscal 2005. Adjusting for the effect of foreign currency translation, segment revenue for the third quarter and first nine months of fiscal 2006 increased $0.8 million and $1.5 million, respectively, from the prior year corresponding periods. Increased equipment volume drove overall revenue growth. The increase in equipment sales was partially attributable to the introduction of the Gerber Edge FX, a thermal imaging product, and the Solara UV2, an inkjet product. Aftermarket revenue was negatively impacted during the third quarter of fiscal 2006 as compared with fiscal 2005 because of harsher winter conditions in Europe in fiscal 2006.

Segment profit for the fiscal 2006 third quarter and first nine months increased $1.3 million and $5.0 million, respectively, from the fiscal 2005 comparable periods. The third quarter of fiscal 2006 increase was attributable to increased margin contribution from higher equipment business volume and the absence of prior year third quarter inventory write-downs and related costs of $0.6 million and severance expense of $0.3 million. The increase was partially offset by higher incentive compensation expense of $0.5 million. The first nine months increase was a result of the absence of Spandex operating charges of $3.6 million and inventory write-downs and related costs of approximately $0.6 million. The improved margin impact resulting from sales mix changes that favored equipment products, also contributed to the increased segment profit. Higher incentive compensation expense in the first nine months of $1.4 million partially offset the increased segment profit.

Apparel and Flexible Materials

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Revenue	$ 44,301	$ 42,629	$131,183	$ 126,326
Segment operating profit	4,958	5,149	15,770	16,377

Segment revenue for the third quarter and first nine months of fiscal 2006 increased $1.7 million and $4.9 million, respectively, over the comparable periods of fiscal 2005. Foreign currency translation had the effect of decreasing segment revenue by approximately $1.2 million and $0.8 million in the third quarter and first nine months of fiscal 2006, respectively, compared with the similar periods of fiscal 2005.  The revenue increase for both periods were primarily attributable to higher equipment sales throughout Asia and also less price discounting in the third quarter of fiscal 2006.

Segment profit for the fiscal 2006 third quarter and first nine months decreased $0.2 million and $0.6 million, respectively, over the fiscal 2005 comparable periods. Higher incentive compensation expense in the fiscal 2006 third quarter and first nine months of $0.6 million and $1.8 million, respectively, primarily caused the decrease. The positive gross margin impact for both periods was related to higher equipment sales volume and less price discounting which significantly offset the higher incentive compensation expense.

Ophthalmic Lens Processing
	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Revenue	$ 17,830	$ 16,869	$ 52,717	$ 54,131
Segment operating profit (loss)	329	(557)	317	(1,637)

Segment revenue for the third quarter and first nine months of fiscal 2006 increased $1.0 million and decreased $1.4 million, respectively, from the comparable periods of fiscal 2005. Foreign currency translation had the effect of decreasing segment revenue by approximately $0.2 million in the third quarter of fiscal 2006 and increasing segment revenue by approximately $0.1 million in the first nine months of fiscal 2006 versus the comparable periods of fiscal 2005. Higher third quarter revenue in fiscal 2006 was attributable to increased surfacing equipment revenue, which was partially offset by lower aftermarket revenue. Higher equipment revenue in the third quarter of fiscal 2006 is partially attributable to sales of a new high-speed generator platform, the DTL with a cut-to-polish feature. The overall lower revenue in the first nine months of fiscal 2006 was primarily attributable to first quarter of fiscal 2006 business disruption associated with relocating the segment's manufacturing facility in fiscal 2005, which principally affected aftermarket revenue.

Segment profit in the third quarter and first nine months of fiscal 2006 increased $0.9 million and $2.0 million, respectively, from the fiscal 2005 comparable periods. Included in the first nine months of fiscal 2006 were restructuring charges of $0.1 million and included in the first nine months of fiscal 2005 were restructuring charges of $1.6 million. Adjusting for the lower restructuring expense, the increase in segment profit was attributable to the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility that was sold during the second quarter of fiscal 2006 and the absence of the non-recurring second quarter of fiscal 2005 operating charges of $0.3 million. The third quarter of fiscal 2006 reported improved gross margin of $1.0 million as compared with fiscal 2005, primarily caused by increased third quarter of fiscal 2006 business volume and the effect of a sales mix favoring higher margin equipment products. Higher incentive compensation expense in the third quarter and first nine months of fiscal 2006 of $0.2 million and $0.6 million, respectively, slightly offset these favorable items.

Corporate Expenses

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2006	2005	2006	2005
Operating expenses	$ (3,650)	$ (3,692)	$ (11,965)	$ (11,187)

Corporate operating expenses incurred in the third quarter of fiscal 2006 as compared with the prior year remained substantially unchanged. For the first nine months of fiscal 2006, higher expenses of $0.8 million primarily reflected higher incentive compensation expense in the first nine months of fiscal 2006 of $1.0 million and higher costs from increased corporate head count. These costs were partially offset by lower insurance expense and a $0.3 million reversal of a restructuring accrual related to severance payable to a former employee of the Company in the second quarter of fiscal 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short- and long-term, will be to fund operating and capital expenditures, product development, acquisitions, expansion in China, pension plan funding and debt service. The primary sources of liquidity are internally generated cash flows and borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products; a deterioration in certain financial ratios; additional charges that may be required because of weak market conditions, market changes, or delayed product introductions; and the Company's ability to achieve expected operational efficiencies.

The Company believes that expected cash on hand, cash flow from operations and borrowings anticipated to be available under the Company's revolving credit facility will enable the Company to meet primary ongoing cash requirements for at least the next 12 months. At January 31, 2006, the Company had $5.9 million available for borrowing on the revolver based on its borrowing base. It is currently expected that the Company's future expenditures will be funded primarily from operations and revolving credit facility borrowings. The Company may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such debt or equity financing.

The following table shows information about the Company's capitalization as of the dates indicated:

In thousands, except ratio amounts	January 31, 2006	April 30, 2005
Cash and cash equivalents	$ 5,055	$ 6,148
Total debt	41,106	45,742
Net debt (total debt less cash and cash equivalents)	36,051	39,594
Shareholders' equity	111,362	115,806
Total capital (net debt plus shareholders' equity)	147,413	155,400
Net debt-to-total capital ratio	24.5%	25.5%

Cash Flows. Cash provided by operating activities was $11.0 million for the first nine months of fiscal 2006 compared with $15.5 million for the first nine months of fiscal 2005. The decreased cash flow was primarily attributable to stronger accounts receivable collections in the first nine months of fiscal 2005 as compared with fiscal 2006, and an increase in prepaid expenses and other assets in fiscal 2006 as compared with fiscal 2005.

Cash provided by operating activities and proceeds from the sale of assets in the nine months ended January 31, 2006 were used to reduce debt by $4.6 million and to fund capital expenditures and intangible asset additions of $6.9 million. Capital expenditures are estimated to be approximately $8.0 million to $10.0 million for the full fiscal year.

Cash provided by operating activities for the nine months ended January 31, 2005 were used to reduce debt and short-term lines of credit by $13.9 million and to fund capital expenditures and intangible asset additions of $4.7 million.

Financial Condition. Net accounts receivable decreased to $81.9 million at January 31, 2006 from $89.8 million at April 30, 2005. This decrease was primarily attributable to the collection of accounts receivable which resulted from strong fiscal 2005 fourth quarter shipments and the effect of foreign currency translation as a result of the strengthening of the U.S. dollar since April 30, 2005 against currencies of certain foreign countries. Days sales outstanding in ending accounts receivable were 59 at January 31, 2006 compared with 61 at April 30, 2005.

Inventories increased to $53.7 million at January 31, 2006 from $52.4 million at April 30, 2005. Higher inventory balances were primarily attributable to a backlog increase in the Apparel and Flexible Materials segment. The effect of foreign currency translation partially offset this increase. Inventory turnover decreased to 6.7 times annually at January 31, 2006 from 7.3 times annually at April 30, 2005.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, decreased to $96.2 million at January 31, 2006 from $103.1 million at April 30, 2005. The decrease was primarily caused by payments to the Company's vendors and the effect of foreign currency translation. Days purchases outstanding in accounts payable increased slightly to 44 days at January 31, 2006 from 43 days at April 30, 2005.

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

Effective January 31, 2006, the Company entered into an amendment with its lender to remove as an event of default the occurrence of a Material Adverse Effect, as defined in the Credit Facility. This eliminated the sole subjective acceleration clause from the Credit Facility. As a result of that amendment, only amounts due in one year or less are classified as a current liability on the Company's balance sheet at January 31, 2006.

The Credit Facility obligations are secured by first priority liens on, and security interests in, selected assets of the Company in the United States and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable, and real estate and leasehold improvements. The Credit Facility obligations are also secured by the capital stock of subsidiaries of the Company and secured by the capital stock held by its subsidiaries in the United Kingdom and Canada.

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

The Company is required to pay a monthly commitment fee of 0.25 percent of the average daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

The Term Loan is payable in 60 equal monthly installments. Obligations under the Term Loan bear interest at either the lender's prime rate or LIBOR plus two percent, at the Company's option.

The Company is required to maintain two financial covenants set forth in the agreement including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings, changes in control and restrictions on dividend payments, as well as other customary covenants and representations.

The following table summarizes the financial covenant requirements and the Company's compliance with these covenants as of January 31, 2006:

Covenant	Requirement	Actual at January 31, 2006
Maximum Leverage Ratio	4.00 to 1.0	2.94 to 1.0
Minimum Debt Service Coverage Ratio	1.25 to 1.0	1.85 to 1.0

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC delayed the required adoption date for SFAS 123(R), which is now effective for all fiscal years beginning after June 15, 2005 and the Company will adopt the pronouncement on May 1, 2006 using the prospective method. The Company is currently evaluating the impact of SFAS No. 123(R) on its consolidated financial position and results of operations. See Note 2 in the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value-recognition provisions of the previous SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of the adoption of this interpretation, if any.

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
    the potential impact on European revenue of both the Waste Electrical and Electronic Equipment Directive and the Restriction of Hazardous Substances Directive of the European community;
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first nine months of fiscal 2006.

For a discussion of the Company's exposure to market risk, see Item 7a, Quantitative and Qualitative Disclosures about Market Risk, presented in the Company's Annual Report on Form 10-K for the year ended April 30, 2005.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures
As more fully described in the Company's Form 10-Q/A for the period ended October 31, 2005, in February 2006, the Company determined that as of October 31, 2005 a material weakness existed relating to the Company's accounting for foreign exchange transaction gains/losses related to certain intercompany balances.

The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2006.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2006 due to the continued existence of the material weakness discussed above.

Status of Remediation of Material Weakness in Internal Control over Financial Reporting
As a result of the Company's determination that the controls in place over the process of translating certain intercompany balances did not operate effectively, the Company performed procedures during its third quarter closing process and has implemented new controls to address the control failure that occurred, including: a) conducted additional recalculations and analysis of the foreign exchange gains/losses recorded on these intercompany balances; b) instituting an improved process for assessing the reasonableness of foreign exchange transaction gains/losses recorded on these intercompany balances; and c) confirming intercompany settlements related to these balances at a transactional level. Management believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above, and the Company will continue to perform the enhanced procedures as part of the normal closing process.

Changes in Internal Control over Financial Reporting
Other than the changes described above, during the third fiscal quarter of 2006, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS

(c) The following table provides information about the Company's purchases of its common stock during the quarter ended January 31, 2006:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
November 1, 2005 - November 30, 2005	---	---	Not applicable	Not applicable
December 1, 2005 - December 31, 2005	---	---	Not applicable	Not applicable
January 1, 2006 - January 31, 2006 (1)	471	$ 9.57	Not applicable	Not applicable
	471	$ 9.57	Not applicable	Not applicable
	===	===

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.
99	Supplemental Segment Information. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
March 13, 2006	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)