Form 10-K
period 2006-04-30
GERBER SCIENTIFIC INC
filed 2006-07-28
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________ FORM 10-K __________________ (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the Fiscal Year Ended April 30, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act.)
Yes ☐ No ☒

The aggregate market value of Gerber Scientific, Inc. common stock held by nonaffiliates at October 31, 2005, based on the reported closing price on the New York Stock Exchange on such date, was approximately $176,149,934.

22,627,010 shares of common stock of the registrant were outstanding as of June 30, 2006, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 definitive Proxy Statement for the 2006 annual meeting of shareholders of the registrant, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

		GERBER SCIENTIFIC, INC. Index to Annual Report on Form 10-K Fiscal Year Ended April 30, 2006
PART I			PAGE

Item	1.	Business	5
Item	1A.	Risk Factors	18
Item	1B.	Unresolved Staff Comments	25
Item	2.	Properties	25
Item	3.	Legal Proceedings	26
Item	4.	Submission of Matters to a Vote of Security Holders	26
		Executive Officers of the Registrant	27

PART II

Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item	6.	Selected Financial Data	30
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item	8.	Financial Statements and Supplementary Data	51
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item	9A.	Controls and Procedures	85
Item	9B.	Other Information	88

PART III

Item	10.	Directors and Executive Officers of the Registrant	89
Item	11.	Executive Compensation	89
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item	13.	Certain Relationships and Related Transactions	89
Item	14.	Principal Accounting Fees and Services	89

PART IV

Item	15.	Exhibits, Financial Statement Schedules	90

Signatures			93

GERBER SCIENTIFIC, INC.

In this Annual Report on Form 10-K, Gerber Scientific, Inc. has restated its prior year consolidated financial statements from those previously filed with the Securities and Exchange Commission (the "SEC") on July 14, 2005 in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005. The Company has restated the consolidated financial statements for the fiscal years ended April 30, 2005 and 2004, as well as information and selected financial data disclosed for the fiscal years ended April 30, 2003 and 2002 included in this Annual Report on Form 10-K, to correct errors contained in the previously issued financial statements associated with the accounting for assets held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan, as more fully described in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 2 of the Notes to Consolidated Financial Statements related to the fiscal years ended April 30, 2005 and 2004.

Some of the information contained in this Annual Report on Form 10-K concerning the markets and industries in which the Company operates is derived from publicly available information and from industry sources. Although the Company believes that this publicly available information and information provided by these industry sources is reliable, it has not independently verified the accuracy of any of this information.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable. Forward-looking statements within (or incorporated by reference in) this Annual Report on Form 10-K can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1A of this Annual Report on Form 10-K. The Company cannot assure that its results of operations or financial condition will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except or as required by law.

PART I

ITEM 1.  BUSINESS

Gerber Scientific, Inc. and its subsidiaries are hereafter collectively referred to as the "Company" or the "Registrant."

Overview

Gerber Scientific, Inc. was incorporated in Connecticut in 1948. The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries. The Company conducts business through three principal operating segments. These operating segments and the principal businesses within those segments are as follows:
Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex Ltd.
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

The Sign Making and Specialty Graphics segment operating revenue was approximately $276.3 million of the Company's consolidated revenue for the fiscal year ended April 30, 2006. The Apparel and Flexible Materials segment's operating revenue was approximately $182.8 million of the Company's consolidated revenue for the fiscal year ended April 30, 2006. The Ophthalmic Lens Processing segment's operating revenue was approximately $71.3 million of the Company's consolidated revenue for the fiscal year ended April 30, 2006. Of these amounts, revenue from outside the United States, including United States export sales, was 68 percent of the Company's worldwide revenue.

The following provides an overview of the Company's operating segments and their principal products and services.

Segment Information

As permitted by applicable SEC regulations, information regarding the Company's measurement of segment operating profit or loss, factors used to identify reportable segments and the financial information required by Item 1 of Form 10-K relating to the reportable segments and geographic areas are included in Part II of this Annual Report on Form 10-K. See Note 15 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company's reportable segments.

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products ("GSP") and Spandex Ltd. ("Spandex") constitute the Company's Sign Making and Specialty Graphics operating segment.

Gerber Scientific Products

Overview

GSP is a leading provider of sign making and graphic design equipment, software, aftermarket and related services. GSP's printers, plotters and routers are easy to use and reliable and produce indoor/outdoor durable signs. GSP offers the end users of its products a combination of integrated hardware and software systems, materials, spare parts and superior customer service. GSP's target market is small- to medium-size sign printing shops, with annual revenues ranging up to $1 million. Other customers include graphic arts professionals, printing chains/franchises (such as FedEx Kinko's, FASTSIGNS and Signs Now), major corporations and government agencies. GSP distributes its products globally through the Spandex distribution network and through independent distributors in the United States and internationally.

GSP's business offerings are comprised of the following products and services:

  Digital image printers, using both thermal and inkjet technologies;
  Cutting systems (referred to in the industry as plotters or routers), which are used to cut graphic images and manufacture signs;
  Software for designing signs and graphics and for running printers and cutting equipment;
  Aftermarket materials uniquely designed to maximize equipment performance and output; and
  Customer training, technical support and comprehensive maintenance and specialized support services for its software and equipment.

GSP derived 25.2 percent in fiscal 2006, 25.4 percent in fiscal 2005 and 32.0 percent in fiscal 2004 of revenue from sales of products related to thermal imaging systems and consumables. The remainder of GSP's revenue came from sales of inkjet printers, plotters, routers and related services and consumables not specifically related to thermal printers.

Products

GSP products are integrated through its Matched Technology System™. With this system, GSP performs accuracy, reliability, bonding and durability testing to ensure that GSP's printers, plotters, software and materials are optimized to provide superior output.

      Digital Imaging Equipment

In the 1980s, GSP's thermal imaging printers and plotters transformed the sign making industry, which had previously relied on manual applications. More recently, technological advances in inkjet printing - particularly in speed, color quality and reliability - have led sign makers to look increasingly to automated inkjet solutions and related consumables for their sign making needs. Inkjet printing presents a number of challenges to sign makers, as inkjet printers require careful calibration between inks and substrate materials. Furthermore, the use of solvent inks makes inkjet systems susceptible to ambient conditions and odors, as well as jet nozzle blockages if used intermittently. These factors ensure a continuing role for thermal imaging within the sign making industry. GSP continues to demonstrate industry leading performance in the thermal imaging market and has recently launched its second-generation large format inkjet printer into the market.

             Thermal Printing

In February 2005, GSP began selling its next generation thermal printer, the GERBER EDGE FX™. The EDGE FX produces graphics that are instantly dry, with no waste, odor, harmful emissions, or need for ventilation. The EDGE FX offers excellent image quality on over 30 substrates, including cast, calendered, magnetic, reflective, metallic and label stock substrates. GSP's large installed base of thermal printers facilitates its sales of other equipment (plotters and routers), software and aftermarket supplies.

              Inkjet Printing

GSP unveiled the GERBER SOLARA™ UV2 wide format inkjet printer during fiscal 2006 at trade shows and began shipments in the fiscal 2006 fourth quarter. The SOLARA UV2 is a hybrid, large format, ultraviolet inkjet printer that accommodates a variety of affordable, uncoated flexible or rigid materials up to 60 inches wide. The SOLARA UV2 is especially suitable for shops specializing in durable indoor/outdoor signs, point-of-purchase displays, banners and backlit signage. It produces prints that are instantly dry and ready to cut and its use of non-solvent based inks makes it easier to maintain than similar solvent-based printers.

      Plotters and Routers

 GSP sells a variety of plotters and routers. Plotters are used to cut a sign or graphic form from a vinyl substrate. Routers are used to make 3-D cuts in other signage materials, such as wood and plastic. GSP's plotter products include the enVision™ 375, which is a tabletop sprocket-feed plotter designed for the rigors of everyday use. GSP also sells the Gerber P2C™ range of 24, 48 and 62 inch plotters that employ optical positioning systems to achieve a high level of accuracy.

      Aftermarket Supplies

 GSP offers a wide range of aftermarket materials such as color foils (the "ink" used in thermal printers), adhesive-backed vinyls, banner materials and inks for inkjet printers. All foil cartridges include the GerberGauge™ marking system, which is a proprietary system that shows the amount of foil remaining in a cartridge. GSP also offers UV curable inks for the GERBER SOLARA™ UV2. These inks are specially formulated for the needs of the sign market by providing a balance between flexibility and durability.

      Software

GSP software is used to design signs and specialty graphics, as well as to manage printing and cutting processes. OMEGA™ 2.5 is GSP's most powerful design and production software.

Distribution

As of April 30, 2006, GSP distributed its products, supplies and services through the Spandex distribution network and various independent distributors in the United States and internationally. Through its distribution network, GSP serves over 10,000 customers throughout the world and its United States distributors operate in 44 states. GSP's principal 15 United States distributors generated approximately 78 percent of GSP's total United States revenues for fiscal year 2006, none of which individually accounted for more than 10 percent of the Company's consolidated revenue.

GSP has long-standing relationships with the majority of its distributors and believes that these relationships demonstrate a strong commitment by its distributors to GSP's existing and future product lines. Historically, there has not been any material disruption in sales operations as the result of the termination of key distributors and the time needed to replace any distributor is estimated not to exceed six to eight weeks.

Raw Materials

GSP obtains critical materials from three primary suppliers and original equipment manufacturer ("OEM") arrangements. Cast vinyl is purchased a company that GSP has a long-standing relationship. Color foils are supplied by a leading German provider of hot and cold roll foils for a wide range of industries. The thermal transfer print heads used in GSP's imaging systems are supplied by a Japanese company and worldwide leader in the manufacture of thermal heads for fax and bar code applications. GSP has a price list agreement for cast vinyl. GSP does not currently have a written supply agreement for print heads or foils. No other suppliers are significant.

Of its total revenue from United States shipments, GSP derived 34.6 percent in fiscal 2006, 36.8 percent in fiscal 2005 and 38.0 percent in fiscal 2004 from sales of products incorporating cast vinyl; 16.8 percent in fiscal 2006, 18.0 percent in fiscal 2005 and 18.0 percent in fiscal 2004 from sales of products incorporating thermal transfer foils; and 8.4 percent in fiscal 2006, 7.4 percent in fiscal 2005 and 14.0 percent in fiscal 2004 from sales of products incorporating thermal transfer print heads.

GSP has not experienced any material delays in obtaining raw materials from any of the foregoing suppliers. If it terminated its existing supply relationship with these suppliers, GSP estimates that it could obtain adequate supplies of the applicable raw materials from new suppliers within approximately one to six months following the termination date, although certain brand name marketing advantages would be difficult to replace.

Competition

There is no competitor in GSP's industry offering the comprehensive range of products and services offered by GSP. Nonetheless, GSP faces strong competition in almost all sub-segments of its business, particularly with respect to the sale of inkjet products and aftermarket materials. Entry barriers associated with inkjet products are low. GSP principally competes on the basis of product quality, service, price and customer awareness of product alternatives.

Spandex Ltd.

Overview

Spandex is the world's leading supplier to the sign making and specialty graphics industries, with a particular focus on the outdoor durable market segment. Headquartered in Belgium, Spandex serves over 31,000 customers in 16 countries within Europe, as well as Canada, Australia and New Zealand.

Spandex offers superior market and technical knowledge, excellent supplier relationships and supply chain infrastructure, and a full array of products and support services. Most customers are small sign shops that find appealing the "one-stop shopping" offered by Spandex. Spandex relies heavily on its ability to provide competitive product offerings from both strategic OEM partners and GSP. The European market, where Spandex derives 87 percent of its revenue, increasingly emphasizes digital products, which encompass both wide format inkjet equipment and digital aftermarket materials. This market has seen a proliferation of equipment suppliers and distributors in recent years. Spandex believes that it can compete effectively as a vertical provider of differentiated products and services by leveraging its scale of operations.

During fiscal 2006, Spandex completed a range of initiatives to strengthen its business including:

  Completion of remaining SAP implementations in Europe and Australia/New Zealand, bringing all Spandex operations onto the Company's business platform;
  Implementation of a new, cross functional New Product Introduction process, which has supported the rollout of a range of new hardware and aftermarket products during the year;
  Expansion of its integrated marketing program, strengthening brand awareness and marketing return on investment; and
  Expansion of Spandex's integrated inventory management, warehousing and freight and logistics system to improve inventory management and customer service.

In fiscal 2007, Spandex expects to introduce additional new hardware and aftermarket offerings targeted at the digital market segment, as well as to expand distribution of current products with the help of increased sales and marketing activities. Spandex's customer service technicians and sales personnel will continue to receive special training in inkjet technology and in the proper matching of equipment, software and aftermarket materials.

Distribution Relationships

Spandex acts as a distributor, in some instances on an exclusive basis, for a number of different equipment and aftermarket consumables suppliers. These suppliers place a high value on the scope of Spandex's sales and distribution network and its capabilities. Several of these suppliers also employ direct sales forces, which can lead to competition with Spandex's products.

Raw Materials

Spandex purchases critical products from various suppliers and through OEM arrangements. Thermal transfer foils are supplied by a leading German provider. Vinyl materials, digital materials, and hardware are supplied by various providers, including GSP.

Of its total revenue, Spandex derived 5.3 percent in fiscal 2006, 6.4 percent in fiscal 2005 and 7.0 percent in fiscal 2004 from sales of its products incorporating thermal transfer foils. Of its total revenue, Spandex derived 27.5 percent in fiscal 2006, 21.3 percent in fiscal 2005 and 23.5 percent in fiscal 2004 from sales of products incorporating vinyl materials from one supplier.

Competition

As a global supplier, Spandex competes with both larger and smaller companies, depending on the country and segment being considered. While Spandex is the largest global supplier in the durable outdoor graphics marketplace, it competes in certain geographies with companies that are considerably larger than Spandex (including Paperlinx, Antalis and Oce).

APPAREL AND FLEXIBLE MATERIALS

Overview

Gerber Technology ("GT") constitutes the Company's Apparel and Flexible Materials operating segment. GT develops and manufactures leading brands of integrated software and automated equipment for the sewn products and flexible materials industries. These systems automate and significantly improve the efficiency of information management, product design and development and pre-production and production processes. GT offers specialized solutions to a variety of end-user markets, including apparel, transportation interiors, furniture, composites and industrial fabrics. GT's headquarters is located in Connecticut and it maintains regional offices, agents and distributors in 117 countries and serves over 16,000 customers. GT engineers, manufactures and distributes its products in various locations in North America, Europe and Asia.

GT offers a comprehensive suite of products that can be used by its customers as integrated solutions throughout the design and manufacturing process, including:

  Computer-aided manufacturing ("CAM") material spreading and single- and multi-ply cutting systems;
  Product lifecycle management ("PLM") and product data management ("PDM") software, which are enterprise-wide applications used by apparel brands and retailers for global management of product activities; that facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials designers, raw materials suppliers, makers of the materials and retailers;

  Conceptual design, advanced computer-aided design ("CAD") pattern-making and marking/nesting software;
  Pattern design digitizers and large format plotters;
  Spare parts and consumable materials; and
  Customer training, technical support and comprehensive maintenance and specialized support services for its software and equipment.

The table below shows the percentage of GT's fiscal year 2006 orders for new equipment and software derived from each of the principal industry segments that make use of GT's products:
Industry Segment	Fiscal 2006 Orders
Apparel and retail	67%
Industrial fabrics and composites	13%
Transportation interiors	11%
Furniture	9%

GT serves the market leaders in each of its four key industry segments. In fiscal 2006, GT's ten largest customers each accounted for less than 10 percent of segment sales.

In fiscal 2007, GT will continue to leverage its North American leadership position and domestic presence and to build on the solid position it has established in Europe. In both North America and Europe, GT services a large installed base and continues to pursue new opportunities to develop key account relationships. Although the migration of apparel manufacturing to growth markets has displaced some opportunities in North America and Europe, these markets still represent a significant portion of recurring business, including software subscriptions and sales of aftermarket materials. In addition, the North American and European markets continue to generate new demand for certain GT products, such as apparel design and development PLM and PDM software and GT's industrial (non-apparel) software and hardware solutions, including its leather cutting systems.

The migration of flexible materials manufacturing to lower labor cost areas and the emergence of new market and supply-chain trends within the apparel industry are expected to provide GT with continuing growth opportunities. GT views the growth market countries in Asia, particularly China and India, as the primary source of significant future business opportunity. China is GT's fastest growing market and the world's largest apparel producing nation. GT has 24 sales and service offices within China. GT has developed an installed base of products in Greater China, with more than 1,700 customers operating over 5,000 systems and workstations.

Products

GT's products enable users to accelerate product development, product management, design, costing, manufacturing and merchandising activities. They also increase product quality and reduce staffing needs and time-to-market.

      CAM Material Spreading and Cutting Systems

GT's spreading and cutting equipment is designed to reduce labor costs of previously labor-intensive functions, minimizing material waste and assembly error.

GT's Synchron™ line of GERBERspreaders™ delivers tension-free spreading of materials at speeds of up to 100 meters per minute. Its GERBERsaver™ Flaw Management System is available as an option to help maximize material utilization during the spreading process. The InfoMark™ Synchron is the world's only integrated system for automatic printing, positioning and application of labels during the spreading process. In August 2005, GT introduced the XLs50, a new spreading system specifically designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.

GT's cutting systems enhance soft goods manufacturing operating efficiency by accurately cutting parts from single and multiple layers of flexible materials such as textiles, leathers, vinyls, plastics, fiberglass and advanced composites. GT cutting systems perform quickly, efficiently and with greater precision than the traditional methods of hand-cutting or die-cutting. GT's single-ply GERBERcutter® is generally used in industrial applications outside the apparel industry and can quickly and accurately cut a wide variety of materials. Medium- and high-ply GERBERcutters are designed to cut up to 7.2 centimeters of compressed fabric height. All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for maximum quality and output and "Zoned Vacuum Intelligence" to hold material firmly in place to improve cut quality and reduce power consumption. GT also markets its Taurus™ automated leather cutting system with hide scanning, flaw capture and multiple nesting package capabilities. In August 2005, GT introduced a new GERBERcutter high-ply system, the XLc7000. Similar to the XLs50 spreader, this new product is specifically designed for apparel manufacturers who are new to automation technology. The XLc7000 is the Company's first cutter manufactured in China.

      Software

 GT offers the following major software product lines:

             Product Lifecycle Management Software

Product lifecycle management ("PLM") software is an enterprise-wide tool for managing and improving global product development. Retailers, brand marketers, suppliers and factories adopt PLM solutions to speed products from concept to market - a critically important challenge driven by increasingly shorter fashion cycles in the apparel industry. PLM also enables web-based collaboration and global schedule management throughout the fashion lifecycle. PLM allows precise and secure, real-time communication of product information from pre-production to retail, reducing supply-chain communication errors and lowering development costs. In November 2005, GT announced a new PLM solution designed to meet the specific needs of the fashion market. This new product, Fashion Lifecycle Management™, will be available for customer deliveries during the first half of fiscal 2007.

             Product Data Management Software

Product data management ("PDM") software systems reduce lead times, increase the accuracy of prototyping and improve the quality of information flow along the production chain. Design and manufacturing processes are increasingly occurring at geographically separate locations. PDM software enables customers to reduce the margin of contractor error and delivery delays, increase product quality and help deliver products to market more quickly. GT's PDM software has been adopted by over 1,000 customers worldwide. These customers operate more than 12,000 software licenses of the product. GT continues to enhance its PDM software offerings and is currently marketing the upgraded WebPDM™ V5.0 version of the product.

             Conceptual Design Software

AccuMark™ V-Stitcher is a 3-D visualization solution that allows true-to-life garment design, fitting and merchandising. The product allows users to streamline their product development process, share designs over the Internet and reduce the number of physical samples that need to be created prior to finalizing a production model.

Vision Fashion Studio™ is a leading conceptual design software system. It enables a designer to sketch or scan styles and conceptualize potential designs using an array of electronic tools and color palettes. The software also enables the design of custom fabrics, allows the rework of prints on screen and permits users to create catalogues and perform other merchandising functions digitally.

             CAD Pattern-Making and Marking/Nesting Software

AccuMark™ is a pattern-making and marking/nesting software that automates the design and pattern-making, pattern-grading (sizing) and marker-making functions. GT markets AccuMark in the apparel, transportation interiors, furniture, industrial fabrics and composites industries. In the apparel industry, AccuMark pattern design and grading software is used to draft and digitize new patterns and replicate existing garments. In addition, the software enables the automatic generation of markers that maximize the efficiency of material utilization prior to the cutting process.

      Plotters

Customers use GT's plotters to produce accurate design prints on industrial-width paper for placement on fabric or other materials to provide process information relative to cutting and downstream operations. GT markets the Infinity™ family of thermal inkjet plotters, designed in coordination with Hewlett-Packard, and a range of pen plotter systems. GT designed and engineered the Infinity AE, an advanced inkjet plotter, which is now produced in China for sale in the local markets.

Distribution

GT's products are sold through its worldwide direct distribution and service network (accounting for roughly 58 percent of GT's total fiscal year 2006 revenue) and through independent agents and distributors. GT's management recognizes that employing a direct sales model in certain regions would likely increase its overall direct revenue, but believes that GT's long-standing agent and distributor network, staffed with knowledgeable individuals who speak the local language and understand the particular challenges and opportunities of their markets, represents an ultimately more valuable asset in these markets.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts and equipment, from numerous suppliers. Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing. In some cases GT uses only one source of supply for certain materials. To date GT has not experienced significant difficulties in obtaining timely deliveries of these materials. Increased demand or future unavailability of these materials could result in production delays that might adversely affect GT's business. GT's management believes that, if required, it could develop alternative sources of supply for the materials it uses. In the near term, GT's management does not foresee that the potential unavailability of materials, components, or supplies from any particular source would have a material adverse effect on its overall business.

Competition

GT is a leading worldwide brand within the apparel and flexible materials market for computer-controlled material spreading and cutting systems, PLM and PDM solutions and pattern-making, grading and nesting software.  GT faces intense competition in each of these product areas from certain companies based in Europe, such as Lectra and Assyst-Bullmer, and in Japan, such as Takatori and Toray, which are significant suppliers in their respective regions. However, GT believes that only Lectra has a product range and global breadth of distribution network that is comparable to GT's. This capability enables GT to compete on a worldwide basis and support key international accounts as they shift production and sourcing activities around the world.

OPHTHALMIC LENS PROCESSING

Overview

Gerber Coburn ("GC"), the Company's Ophthalmic Lens Processing operating segment, is a leading provider of lens processing systems for the ophthalmic industry. GC designs, manufactures and services software, equipment and supplies used in all aspects of surfacing prescriptions for coating and machining lenses to fit patient frames. GC serves customers in the wholesale optical lens production laboratories, retail eyewear chains, central processing laboratories and independent eye care practitioners. Independent eye care practioners consist principally of eye care professionals such as ophthalmologists, optometrists and opticians, who perform some of their own in-office lens processing.

GC's product offerings include the components required to process an entire prescription, including computerized prescription entry, lens blocking and surfacing, lens fining and polishing, lens cleaning and scratch-resistant coating, lens edging, and lens inspection equipment. GC also offers a wide range of lens processing supplies, including surfacing pads, fining pads, cutters and blocks.

Although GC's historic focus has been on retail eyewear chains, smaller optical laboratories and eye care professionals, GC continues to look at opportunities to expand sales to the large laboratory and leading high-volume lens companies to take advantage of industry consolidation and to gain overall market share. This strategy requires GC to enhance its product line with new products oriented towards these segments of the market. GC has identified market opportunities in a number of other areas as well. For example, GC believes that its large installed base of products, involving over 7,000 customers in approximately 75 countries, provides it with a significant opportunity to increase its aftermarket consumables business through expanded product offerings. Furthermore, GC believes that the growth market countries in Asia, Eastern Europe and Latin America represent an important revenue opportunity for GC. These markets are beginning to develop the infrastructure to perform sophisticated eye exams of a mature middle class market. GC believes as these markets develop, doctors will begin to prescribe complex prescriptions that require processing, and eyeglass wearers will demand more sophisticated product amenities, such as polycarbonate lenses and anti-reflective coatings, as well as multi-focal lenses that require surfacing. GC plans to leverage the global service capability of the Company's Gerber Service organization to provide a higher volume of on-site installation, training and support for more regions worldwide.

Products

GC's products reduce the time and steps needed to process complex lens prescriptions. The benefits of GC's comprehensive solutions include a reduction of production steps, staff training cycles, operating errors, lens breakage and staffing needs. Benefits also include improved lens quality, minimal optical knowledge required by laboratory staff, lower manufacturing costs per square foot, a clean work environment and the elimination of toxic metals and coolants.

      Equipment

 GC's equipment offerings consist of lens surfacing equipment (such as blockers and generators), finers and polishers, finishing equipment (such as tracers and edgers), cleaning and coating equipment and lens inspection equipment.

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

The other method starts with a semi-finished lens blank. The blank is surface blocked and has a curve "generated," or cut into the lens by a generator, on the backside to correspond to the already existing front curves to create the desired prescription. A generator is a computer numerically controlled machine that uses logarithms to calculate the tool path required to generate the curve. This process can create single vision or multi-focal lenses. The lens generating process creates a lens that is not optically clear. This "cut" lens is put through a fining and polishing process. The fining process involves the use of abrasive pads to smooth cutting marks out of the lens and polishing involves the use of a liquid slurry to polish the lens to an optically clear finish. The lens is then de-blocked and ready for coating or finishing.

             Surfacing Equipment

GC offers a range of surfacing equipment that uses computer control to create precise curves on the lenses. GC's lens surface generator offerings include products to satisfy the needs of labs of all sizes processing all types of materials. During fiscal 2006, GC launched the DTL Generator with a Cut-to-Polish option, an affordable, high-speed system for the wholesale laboratory market designed to cut or grind a prescription into a lens while eliminating the fining step, thus improving productivity for the lab. GC also offers blocking products designed for high throughput manufacturing environments. The alloy AcuBlock™ Eclipse Surface Blocker™ is a part of its comprehensive line of digital lens layout blocking systems.

             Finers and Polishers

Through the use of microprocessor programming, GC's systems automatically select the best processing times and pressures for all lens materials, including CR39, polycarbonate, high-index and glass. The degree of precision is supported by a mechanical design that provides optimized fining and polishing orbits and durability for a long production life. In line with GC's commitment to expand its product portfolio to serve the needs of the wholesale labs, GC introduced in fiscal 2006 the CMX-50 cylinder machine, a robust finer and polisher to address this market segment.

             Coating Equipment

GC's environmentally-friendly, scratch-resistant coating process eliminates waste and reduces operator exposure to coating materials. The HRC-180 Coater is designed to meet the needs of wholesale laboratories, is high throughput, and is a self-contained, fully automated system for the application of high-performance, scratch resistant coating to all types of plastic and polycarbonate lenses.

             Finishing Equipment

GC sources most of its lens finishing products from Essilor International and through this relationship offers a wide range of finishing equipment. GC's finishing products are designed to meet the needs of opticians, optometrists, ophthalmologists and ophthalmic laboratories of all sizes and production levels. Within the finishing equipment market segment, the edger business is very competitive internationally. With the introduction of the Kappa CT/CTD finishing system in fiscal 2006, GC is now able to provide its customer with a high performance finishing system with drilling capabilities. GC offers the Esprit 3D Lens Finishing System for international markets.

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

             Full Service Laboratory Equipment

Designed for retail lens processing, GC also sells a complete ophthalmic lens processing system, Premier Lab™. Premier Lab is a compact, full service laboratory for processing CR39, high-index and polycarbonate lenses. A Premier Lab includes a frame tracer, blocking system, surface generator, finer/polisher, coating system, finishing system and related software.

      Software

 GC's software is the backbone of its comprehensive solutions, especially for small laboratories. From simple remote tracing with GC's Innovations Lite™ software to a more comprehensive software package such as its Innovations Standard software, GC can provide prescription calculation software necessary to run an optical laboratory. GC provides worldwide on-site software installation, training and support by leveraging a network of local service specialists.

Distribution

GC distributes products directly in the United States and Canada. In other regions of the world the Company leverages a combination of direct sales and independent agents to maximize its coverage. GC also participates in industry trade shows in the Americas, Australia, Europe and Asia. Trade shows often generate a significant source of new sales.

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

Competition

GC believes that it is one of the fundamental worldwide suppliers of ophthalmic lens processing systems. GC believes that the combination of its technological leadership and strategic alliances and distribution arrangements has enabled it to become a leading supplier of computerized surface blocking and lens generating systems to the small laboratory segment in North America. GC's principal competitors in the large laboratory market segment in Europe and Japan are Statisloh GmbH Wetzlar and Schneider GmbH and Co. KG. Principal competitors in the retail and eye care professionals segment are Nidek, Briot and Santinelli. GC believes that it has the second largest market share worldwide in fining and polishing equipment and aftermarket materials.

General Business Information

BACKLOG

The backlog of firm orders within the Company's operating segments is as follows. The entire backlog as of April 30, 2006 is expected to be delivered in fiscal year 2007.

	April 30, 2006	April 30, 2005
In thousands
Sign Making and Specialty Graphics	$ 2,699	$ 1,223
Apparel and Flexible Materials	40,514	38,443
Ophthalmic Lens Processing	357	3,943
	$43,570	$43,609

INTELLECTUAL PROPERTY RIGHTS

 The Company owns and has applications pending for a number of patents in the United States and other countries, which expire from time to time and cover many of its products and systems. While the Company considers such patents and patent applications to collectively be important to its operations, it does not consider that any patent or group of them related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

SEASONALITY

GSP and Spandex's sales of equipment and aftermarket materials are affected by seasonality in the sign industry, in which demand for these products customarily declines in cold weather months. GT and GC do not experience significant seasonality trends.

RESEARCH AND DEVELOPMENT

Developing new and innovative products and broadening the application of the Company's established products are paramount to the Company's continued success. The Company invested $24.9 million in fiscal 2006, $25.0 million in fiscal 2005 and $25.2 million in fiscal 2004 in research and development activities. The Company develops and designs new products for its customers to maintain a leading position in providing end to end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.

FINANCING ACTIVITIES

The Company has agreements with a major financial services institution for the institution to provide financing to the purchasers of the Company's equipment. These financings, usually through a leasing arrangement, typically have terms ranging from three to five years. As of April 30, 2006, the amount of receivables outstanding related to these arrangements was $21.8 million and the amount that was subject to recourse provisions was approximately $8.6 million. The equipment sold collateralizes the outstanding receivables. In the event of default by the lessee to the financial services institution, the Company has liability to the financial services institution under recourse provisions to the extent the financial services institution repossesses the equipment and returns it to the Company. Under most circumstances, the Company is then able to resell the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution.

EMPLOYEES

As of April 30, 2006, the Company had approximately 2,250 employees, of which 59 percent represent employees based outside of the United States. With the exception of Gerber Technology's Ikast, Denmark facility, which had approximately 80 employees, the Company is not subject to any collective bargaining agreements. The Company believes that its relationships with its employees are satisfactory.

GOVERNMENT REGULATION

None of the Company's principal businesses are directly subject to government regulation that is material to their businesses.

GT's business has been, and will continue to be, affected by trade laws and regulations pertaining to the apparel and textile industries.

The World Trade Organization (the "WTO") eliminated quota restrictions on textile and apparel imports as of January 1, 2005. However, a special safeguard provision was included as part of China's accession to the WTO and has allowed other WTO members to re-impose quotas on Chinese imports through 2008.

United States textile and apparel companies have focused in recent years on developing quota and tariff benefits from regional trade arrangements such as the North American Free Trade Agreement and the Central America Free Trade Agreement, to favor production using United States components. For much of the past decade, these arrangements resulted in Mexico, Central America and Caribbean nations being the top apparel suppliers to the United States market, despite lower labor costs in Asia. However, as the quota restrictions are eliminated, Asian countries, including China and India in particular, can be expected to continue gaining additional global market share.

It is not possible to predict what effect, if any, these regulatory developments may have on GT's business.

WEBSITES AND ADDITIONAL INFORMATION

The Company was incorporated under the laws of the State of Connecticut in 1948. Its principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074. The Company's telephone number is (860) 644-1551 and website address is www.gerberscientific.com. On the Investor Relations section of the Company's website, access is provided, free of charge, to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed with, or furnished to, the SEC, in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of the Company's website are not a part of this Annual Report on Form 10-K. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers filing electronically, including the Company. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and certain key financial employees that meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. This Financial Code of Ethics is posted on the Company's website. In addition, the Company has posted on its website its Code of Business Conduct and Ethics applicable to all directors, officers and employees, under NYSE listing standards. The Company will provide copies of these codes in print without charge to any shareholder that requests them. Requests for copies may be directed to the Company's General Counsel at the address noted above. The Company intends to disclose any amendments to these codes and any waiver of a provision of these codes for the benefit of the Company's directors, principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on its website referred to above within four business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 1A.  RISK FACTORS

The Company's business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause actual results to vary materially from prior results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in "Cautionary Note Concerning Factors that May Influence Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

Company-Wide Risks

If the company is unable to continue to develop and commercialize new technologies and products, the company may experience a decrease in demand for its products or products could become obsolete.

Each business unit operates in highly competitive industries. The Sign Making and Specialty Graphics and Ophthalmic Lens Processing operating segments are also subject to rapid technological change. Management believes that the company's ability to develop or acquire new technologies is crucial to success. The company may not be successful in enhancing existing products or developing or acquiring new products and technologies that will receive desired or expected levels of market acceptance. In addition, new products must respond to technological changes and evolving industry standards. The company's operating results could be adversely affected if it is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if products are introduced late to the market, thereby resulting in missed opportunities in dynamic, fast-moving markets, or do not achieve market acceptance.

New product introductions in future periods may also affect the sales of existing products. As new or enhanced products are introduced, the company must successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customers' demands.

Delays in product development and introduction could adversely affect the operating results of Gerber Scientific Products and Spandex. The failure of these businesses to respond effectively to the continuing transition of sign shops to lower-cost inkjet imaging systems, calendered vinyls and digital media systems may lead to a loss of market share that may be difficult to recapture. Delays in product introductions at Gerber Scientific Products and Spandex may also lead to a loss of market share that may be difficult to recapture.

Local competitors have developed products for sale in Gerber Technology's identified growth markets.  A delay by Gerber Technology in introducing products of its own in these markets may result in a loss of market share or affect Gerber Technology's ability to achieve market penetration in accordance with its strategy.

Delays in product development could disrupt Gerber Coburn's current plans to capture increased business from the higher-volume wholesale optical lens production laboratories and make it more difficult to respond on a timely basis to competitors' product introductions.

The company's businesses could suffer as a result of manufacturers' or suppliers' inability or unwillingness to supply the company with systems, parts or aftermarket consumables on time and to specifications.

Some hardware and aftermarket consumables products are manufactured to the company's specifications by either domestic or international manufacturers or suppliers. The inability or unwillingness of a manufacturer or supplier to ship such products in a timely manner or to meet quality standards could cause the company to miss customers' delivery date requirements for those items, which could result in the cancellation of orders, refusal to accept deliveries, lost customers, product returns, or a reduction in purchase prices, any of which could have an adverse effect on the company's operating results and financial condition.

The company's product development efforts generally have longer-term timetables, on occasion necessitating entering into original equipment manufacturer ("OEM") arrangements to augment product lines.

The company continually engages in the development of new and enhanced products in an effort to develop incremental sales and improve gross margins. The company's industries are highly competitive and subject to significant and rapid technological change. In some periods, revenue growth depends on outsourcing arrangements with OEMs to augment product lines. If OEMs are not able to supply products reliably, timely, or at a competitive cost, the company's business may suffer. Further, the gross margins associated with sales of OEM products tend to be lower than those associated with internally developed products.

The company is subject to currency risks, geopolitical risks and other risks as a result of international operations.

The company's export sales have generally been made in United States dollars, although in some territories, principally Western Europe, the company makes sales of some products in local currencies. Approximately 68 percent of the company's revenue was generated in fiscal 2006 by the international operations of the company's principal business units.

An increase in the value of the United States dollar relative to foreign currencies could make the company's products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, the company is subject to risks associated with currency fluctuations. The company's hedging strategy may not be successful and currency exchange rate fluctuations may have a material adverse effect on its operating results.

The company expects that revenue from international markets will continue to represent a significant portion of total revenue. It is costly to maintain international facilities and operations, promote brand names internationally and develop localized systems and support centers. Some of the risks that the company faces as a result of its international presence include:

  general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;
  imposition of or increases in currency exchange controls;
  potential inflation in the applicable foreign economies;
  imposition of or increases in import duties and other tariffs on products; and
  imposition of, or increases in, foreign taxation of earnings and withholding on payments received from subsidiaries.

Part of the company's strategy over the last few years has been to expand worldwide market share and decrease costs through strengthening the company's international distribution network and, to some extent, sourcing materials locally. The company continues to consider the location of production facilities closer to end-use customers in international markets. This strategy may heighten the potential impact of certain of the foregoing risks.

There could be unforeseen environmental costs that may adversely affect the company's future net earnings.

The company operates and competes on a global basis and must conform to applicable environmental, health and safety, or EH&S, laws and regulations wherever the company operates, and in some cases, wherever products are sold. If the company fails to comply with any present or future EH&S laws or regulations, it could incur liabilities, including monetary, civil and criminal penalties and liabilities resulting from the suspension of sales of noncompliant products.

EH&S laws and regulations have generally affected the company's manufacturing and warehousing operations and regulated the storage, use, discharge and disposal of the chemicals employed in manufacturing products. However, new and emerging EH&S legislation is now aimed at regulating the chemical composition of finished products and establishing requirements for the end-of-life collection, recovery, reuse, recycling, treatment and environmentally sound disposal of the products themselves. Such legislation has recently gone into effect within the European Union and similar legislation is currently proposed for China. As these new EH&S laws and regulations emerge across the global community, it can be difficult to assess how they will be interpreted, how they will be implemented and how they will be enforced by regulators within the various countries and jurisdictions. It can be equally difficult to assess the potential costs that might be associated should there occur instances of noncompliance.

Uncertainty presently exists with respect to recently effective European Union legislation. One European Union directive restricts the use of certain hazardous substances in listed categories of electrical and electronic equipment, and another directive mandates the collection, reuse, recycling, treatment and environmentally sound disposal of listed categories of electrical and electronic equipment at the end of its useful life. The absence of definitions of key terms within the directives, the lack of clear guidance from the European Commission and considerable uncertainty as to how the requirements will be implemented and enforced within the European Union Member States has made it difficult to assess the company's compliance with these directives with certainty. If alleged to be in noncompliance with these or other European Union directives affecting finished products, the company could be required to pay significant legal fees in defense of its positions and, if unsuccessful, could be required to suspend sales of noncompliant products within certain European Union countries. The suspension of product sales could cause the breach of a contractual obligation and result in the company being directly or indirectly liable for costs, penalties or third-party claims. A sustained finding of noncompliance could additionally require the company to incur significant expenses associated with the redesign or reengineering of products or manufacturing processes, or incur expenses associated with the possible recall of any noncompliant product and/or the management of historical waste products.

The intellectual property of the company's businesses, though protected by patents and trademarks, may be at risk when the company manufactures at foreign locations.

As some manufacturing is shifting offshore, there is a risk of having patented products reverse engineered and rebuilt by a local competitor. In some countries, such as China, the company cannot guarantee that its intellectual property rights will be protected. Management considers patents and patent applications collectively to be important to the company's operations and has established controls to help secure intellectual property.

The company's businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in the industries in which it operates and other external forces.

The company's businesses and operations could be affected by:

  changes in general economic conditions and specific conditions in industries in which the company's businesses operate that can result in the deferral or reduction of purchases by end-use customers;
  changes in the level of global corporate spending on technologies related to such economic conditions;

  the effects of terrorist activity and international conflicts, which have led, and in the future could lead, to business interruptions and difficulty in forecasting;
  the size, timing and cancellation of significant orders, which can be non-recurring;
  product configuration and mix;
  market acceptance of new products and product enhancements;
  announcements, introductions and transitions of new products by the company or the company's competitors;
  deferrals of customer orders in anticipation of new products or product enhancements introduced by the company or the company's competitors;
  changes in pricing in response to competitive pricing actions;
  supply constraints;
  the level of expenditures on research and development and sales and marketing programs;
  the company's ability to achieve targeted cost reductions;
  rising interest rates; and
  excess facilities.

At various times in recent years, markets for one or more of the company's main products have been characterized by falling prices, unstable exchange rates, weaker global demand and shifting production bases. In this type of environment, the company's ability to achieve and sustain profitability may depend to a great degree on the ability to reduce costs, including the costs of sourced materials, and manage the supply chain, increase productivity levels, reposition the company within higher value-added market segments and establish a production presence in geographic areas outside the United States.

Management believes that diversification of the company's businesses across multiple industries and geographically has helped, and should continue to help, limit the effect of adverse market conditions in any one industry or the economy of any one country or region on consolidated results. Nonetheless, the effect of adverse conditions in one or more industries or regions may not be limited or offset in the future.

The company's results are subject to fluctuations in costs of purchased finished goods, components and aftermarket consumables.

The company depends on finished equipment, component parts and other materials from suppliers to manufacture and distribute the systems the company sells. Each of the business units also relies on suppliers for the products it sells directly to its distribution networks. Fluctuations in the prices of such equipment, components and materials, whether caused by market demand, shortages, currency exchange rates, or other factors, could adversely affect the cost basis for the production, delivery or maintenance of the company's products and, in turn, have an adverse effect on its operating results and financial condition.

If the company does not generate the operating cash flow anticipated, it may be unable to service its indebtedness and comply with financial and operating covenants.

The ability to make scheduled payments under the company's credit facility and other indebtedness and to comply with financial and operating covenants will depend primarily on the company's success in generating substantial operating cash flow. The company is also subject to risks in connection with the refinancing of its existing indebtedness. The company's primary credit facility matures in October 2008 and the company may not be able to refinance its existing indebtedness and, even if able to do so, the terms of a refinancing might not be as favorable as the terms of the existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, the company's cash flow may not be sufficient to repay all maturing indebtedness at the relevant times. Failure to pay or extend the maturity of such indebtedness could result in default under or acceleration of the company's other indebtedness. If the maturity of the company's indebtedness were accelerated, the company may not have sufficient funds to pay such indebtedness. Prevailing interest rates, operating results and financial condition, or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

The company's indebtedness could adversely affect its financial health and ability to compete.

As of April 30, 2006, the company had $36.8 million of long-term indebtedness. The company's indebtedness could have important consequences. For example, it may:

  increase the company's vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, as a significant portion of borrowings will continue to be at variable rates of interest;
  require the company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures and other general corporate purposes;
  limit the company's ability to borrow additional funds in the future as a result of financial and other restrictive covenants in its indebtedness;
  restrict business activities due to financial and other restrictive covenants in the company's debt agreements;
  limit the company's flexibility in planning for, or reacting to, changes in the business and the industries in which it operates; and
  place the company at a competitive disadvantage relative to other companies that have less indebtedness.

The company faces intense competition in each of its principal business units.

Although the company is a pioneer or a leading company in each of the industries that the company's principal business units serve, competition has grown in recent years in each market segment in which the company operates. Unless the company's business units can effectively implement strategies to lower costs, enhance the rate of product development, stimulate revenue growth, expand the geographic reach of operations and leverage brand names and distribution networks, the company may experience a decline in operating results and a deterioration of financial condition.

Any significant impairment of the company's goodwill would lead to a decrease in the company's assets and reduction in the company's net operating performance.

Approximately 16.6% of the company's assets consisted of goodwill as of April 30, 2006. If the company makes changes in its business strategy or if market or other conditions adversely affect business operations, the company may be forced to record an impairment charge, which would lead to a decrease in the company's assets and reduction in net operating performance. The company tests goodwill for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, the company is required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires the company to make significant estimates about the future performance and cash flows of the company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about the business and its future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

The company is required to account for options under employee stock plans as a compensation expense, which will adversely affect reported operating results beginning in fiscal 2007.

The company currently discloses pro forma compensation expense quarterly and annually by calculating the fair value of options awarded on the date of grant and disclosing the impact on net earnings and net earnings per share in the notes to the consolidated financial statements. Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") will require the company to record the fair value of all stock options awarded as compensation expense in the consolidated statement of operations, which will adversely affect the company's operating results. The company adopted SFAS 123R on May 1, 2006.

Risks Relating to the Sign Making and Specialty Graphics Business

Gerber Scientific Products must enhance and diversify its product lines and accelerate the pace of new product development, or risk a loss of market share and declining operating results.

 Gerber Scientific Products must enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective. Gerber Scientific Products also must respond to the transition of sign shops to lower-cost inkjet imaging systems, calendered vinyls and digital media systems. Product development may be outpaced by advances in inks, substrate materials, or print head technology that could alter what end-use customers deem to be the preferred equipment and, in turn, adversely affect the level of market acceptance of Gerber Scientific Product's future equipment offerings.

If Gerber Scientific Products' large aftermarket suppliers decide to sell to its customers directly, operating results would be adversely affected.

Most of Gerber Scientific Products' aftermarket products are supplied on an OEM basis from large industry suppliers. Although the company believes there are alternative sources of supply, the company would need to compete with its current suppliers directly, if they decide to sell to the company's customers directly, which could adversely affect the company's operations.

The non-renewal by any of Gerber Scientific Products' key United States distributors of annual distribution agreements could adversely affect Gerber Scientific Products' operating results.

As a significant percentage of Gerber Scientific Products' revenues are represented by its principal United States distributors, the non-renewal by some or all of these distributors of annual distribution agreements could adversely affect Gerber Scientific Products' operating results. The transition to inkjet imaging systems and lower-cost calendered vinyls has resulted in a decline in the proportion of the sales of Gerber Scientific Products' key distributors represented by Gerber Scientific Products' products in recent years, which increases the risk of non-renewal by one or more of these distributors. This transition also raises the risk that distributors may compete directly in the distribution of inkjet imaging products as the company develops inkjet products.

If the company does not choose the right products to distribute to its end-use customers and distributors and properly test products before distributing them, its market position and operating results may suffer.

A failure to meet customer requirements could have a negative effect on Gerber Scientific Products' market position and operating results. Gerber Scientific Products, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers. To maintain relationships with customers, Spandex and Gerber Scientific Products' United States distributors must distribute the products that meet customer specifications. They must also ensure that the products are properly tested and that sales personnel and technicians are properly trained concerning the capabilities and calibration of new products. In light of the increased pace of technological advances, and the proliferation of new products due to low industry barriers to entry, end-use customers have become increasingly dependent on Gerber Scientific Products to perform these functions and have this expertise. To meet these objectives, Gerber Scientific Products must carefully manage relationships with equipment and aftermarket consumables suppliers, making sure that they are satisfied with Gerber Scientific Products' performance and services.

Risks Relating to the Apparel and Flexible Materials Business

Gerber Technology's markets are inherently tied to regional and global economic conditions and levels of capital investment and, as such, are difficult to predict.

 The apparel, textile, furniture and transportation industries, particularly in the United States, Europe and Japan, are highly dependent on external economic factors. In addition, the retail apparel industry is inventory-driven. As a result, Gerber Technology's business is difficult to forecast accurately and sales volumes on occasion may reflect significant variations in periods of as short as one month.

Gerber Technology may face increased competition in the future from manufacturers of low-end products, which could lead to loss of market share, declining prices and margins.

A failure by Gerber Technology to respond effectively to increased competition in sales of low-end products, which may require further steps to lower Gerber Technology's cost of production, may result in a loss of market share and otherwise adversely affect operating results. Low-end products, particularly CAD systems, have experienced increased usage in growth markets such as China, India and Eastern Europe. These products tend to be local in their distribution, thereby minimizing shipping costs, import duties and the cost of obtaining an import license, but there is a risk that these products will be distributed regionally. Further, the introduction of spreaders and plotters in some developing countries could result in more intense competition in growth market countries that are expected to provide significant growth opportunities for Gerber Technology.

The impact of the phasing out of trade quotas as of January 1, 2005 for the apparel and textile industries and for Gerber Technology is not fully known.

The elimination of trade quota restrictions on textile and apparel imports as of January 1, 2005 may contribute to a significant consolidation in apparel and textile sourcing that could hurt many countries whose exports of textiles and apparel account for a very high percentage of their export earnings or their gross domestic product. Although Gerber Technology is seeking to position its business to respond to the changes that may result from the lifting of the trade quotas, the nature and impact of those changes cannot be fully known or assessed. Gerber Technology's strategy of investing in key emerging markets, particularly China, may not produce the expected results in light of the changing market conditions.

Risks Relating to the Ophthalmic Lens Processing Business

Gerber Coburn's quarterly and annual operating results are subject to variation resulting from significant, but sometimes non-recurring, orders from key customers.

 Although Gerber Coburn has an installed customer base of over 7,000 customers, its quarterly and annual operating results can vary depending on the timing and level of larger orders for its equipment and aftermarket consumables by, for example, a major retail chain expanding its geographic coverage by opening up a number of new outlets. These orders may be of a periodic or non-recurring nature, the timing of which may be driven by market forces to which the customer is seeking to respond, and not all of which can be anticipated. The variability of Gerber Coburn's periodic operating results may also be heightened as a result of the consolidation occurring within the optical lens industry.

Gerber Coburn faces risks in seeking to increase its focus on the larger wholesale optical laboratories.

To take advantage of the consolidation occurring in the ophthalmic lens industry, the increase in market share controlled by the larger retail chains and the implementation of centralized purchasing initiatives by the leading lens manufacturers, Gerber Coburn is seeking to enhance its sales to the larger independent optical laboratories and the production facilities of the leading lens manufacturers. Gerber Coburn's strategy is to leverage its distributor relationship with a leading lens manufacturer to become a major supplier to the lens manufacturer's controlled laboratories. This strategy may not succeed if the manufacturer decides to enhance its own lens distribution system rather than enter into a supply relationship with Gerber Coburn.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

As of April 30, 2006, the Company maintained facilities at the following locations:

Type of Facility	Location	Square Feet

Manufacturing/office (L) (1,3)	South Windsor, CT	249,904
Manufacturing/office (O) (1,2,3)	Tolland, CT	224,000
Manufacturing/office (L) (4,5)	Manchester, CT	118,000
Manufacturing/office (O) (1)	Lancaster, England	125,000
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (O) (1)	Achern, Germany	56,000
Warehouse/sales and service office (L) (1,5)	Bristol, England	110,308
Warehouses/sales and service offices (O) (3)	South Australia	16,750
Warehouses/sales and service offices (L) (1,2,3)	Various	594,995

(O) Company-owned
(L) Leased

(1) Sign Making & Specialty Graphics
(2) Apparel & Flexible Materials
(3) Ophthalmic Lens Processing
(4) Unoccupied
(5)   As of April 30, 2006, the Company sublet 49,100 square feet in Manchester, Connecticut and
       32,585 square feet in Bristol, England to independent third parties. These subleases expire over various periods.

Management believes that the Company's facilities, which are utilized primarily on a single-shift basis with overtime, are adequate to meet the Company's current requirements.

The Company's leases for warehouse and sales and service office space are generally on short-term bases. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Rentals for leased facilities aggregated $7.7 million in fiscal year 2006.

The Company owns certain machinery and equipment used in its operations and leases the remainder. In fiscal year 2006, the aggregate rental under such leases was $3.6 million. See further discussion in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business. While the outcome of current pending matters cannot be predicted definitively, management, after reviewing such matters and claims and consulting with the Company's internal and external counsel and considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material impact on the Company's consolidated financial position, results of operations, cash flows, liquidity or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT
 The following table presents, as of May 1, 2006, certain information below about each of the Company's executive officers and certain significant employees over the past five years, including positions held with other companies and with subsidiaries of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position as of May 1, 2006 and Date of Initial Appointment	Other Business Experience Since 2001
Marc T. Giles	50	President and Chief Executive Officer (November 29, 2001)	President and Chief Executive Officer, Gerber Technology, Inc.; Senior VP, Gerber Scientific, Inc. (November 2000 - November 2001)

Jay Zager	56	Executive Vice President and Chief Financial Officer (May 1, 2006)

Senior Vice President and Chief Financial Officer, Gerber Scientific, Inc. (February 2005 - April 2006); Senior VP and CFO, Helix Technology Corp. (2002 - February 2005), a semiconductor equipment manufacturer; Executive Vice President and CFO, Inrange Technologies Corp. (2000 - 2001), manufacturer of switching and networking products

James S. Arthurs	62	Senior Vice President (September 30, 2002); President Asia-Pacific, Gerber Scientific, Inc. (February 1, 2005)

President, Gerber Technology (September 2002 - February 2005); Executive VP, Gerber Technology, Inc. (January 2002 - September 2002); Senior VP Global Sales, Gerber Technology, Inc. (May 2001 - September 2002)

Bernard J. Demko	47	Senior Vice President, Gerber Scientific, Inc. - Gerber Scientific Operations (April 21, 2005)

COO (September 2002 - April 2005); Senior VP (December 2001 - April 2005); COO, Gerber Technology, Inc. (September 2000 - September 2002); Executive VP, Gerber Technology, Inc. (September 2000 - December 2001)

William V. Grickis, Jr.	55	Senior Vice President and General Counsel (October 1, 2003); Secretary (November 20, 2003)	Private legal practice (May 2002 - September 2003); VP and General Counsel, Agion Technologies, L.L.C., an antimicrobial products company (October 1999 - May 2002)

John R. Hancock	59	Senior Vice President (December 7, 2001); President, Gerber Technology (February 1, 2005)	President, Gerber Coburn Optical (December 2001 - February 2005); Senior VP Sales and Marketing, Gerber Coburn Optical, Inc. (2000 - September 2001)

John D. Henderson	45	Vice President, Project Management Office (May 1, 2006)

Executive Director, Project Management Office (July 2004 - April 2006);
Director, Customer Service  - Americas (Jan. 2003 - June 2004);
Director, Aftermarket Product Management (June 2001 - December 2002);
Vice President of Finance, Spandex PLC (May 1998 - May 2001)

John J. Krawczynski	34	Vice President, Chief Accounting Officer and Corporate Controller (September 5, 2005)

Controller, Lydall, Inc. (May 2004 - August 2005) manufacturer of thermal/acoustical and filtration/separation products; Assistant Controller, Lydall, Inc. (November 2001 - April 2004); Senior Manager, PricewaterhouseCoopers LLP (July 2001 - November 2001) an international public accounting firm

Rodney W. Larson	48	President, Gerber Coburn (March 20, 2006)

VP, Sales and Marketing, Key Technology (2003 - 2005) developer of automated inspection and sorting, material conveying and process solutions for the food processing industry; VP, General Manager, Key Technology (2000 - 2003); VP, Sales and Marketing, SRC Vision Inc. (1999 - 2000) producer of machine vision systems for the food processing industry

Stephen P. Lovass	36	Interim Managing Director, Spandex Ltd. (February 1, 2005)	VP, Marketing and Business Development, Spandex Ltd. (April 2004 - February 2005); Executive Director, Product Management and Marketing, Gerber Technology (May 2001 - March 2004)

Elaine A. Pullen	52	Senior Vice President (August 30, 2001); Chief Technology Officer (November 1, 2004)	President, Gerber Scientific Products (August 2001 - November 2004)

Gregory A. Wolf	38	Senior Vice President (May 1, 2006); President, Gerber Scientific Products (November 1, 2004)

Vice President, Gerber Scientific, Inc. (November 2004 - April 2005); Executive Director, Sales and Service, Gerber Scientific Products (October 2003 - November 2004); Director Business Development, Gerber Scientific, Inc. (January 2003 - October 2003); Director, North American Proteins, FMC Technologies/FMC FoodTech (June 2001 - January 2003) technology provider for the energy, food processing and air transport industries

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
                 SECURITIES

Market Information
 The Company's common stock is listed on the New York Stock Exchange under the symbol "GRB." The following table provides information about the range of reported sale prices of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the last two fiscal years, as reported by the New York Stock Exchange.
	High	Low	Close
Fiscal 2006
First Quarter	$7.92	$5.90	$6.02
Second Quarter	8.40	5.86	7.91
Third Quarter	11.34	7.85	11.12
Fourth Quarter	12.13	9.69	10.37

Fiscal 2005
First Quarter	$7.34	$5.50	$6.48
Second Quarter	7.99	5.83	7.82
Third Quarter	8.09	6.41	7.22
Fourth Quarter	7.67	6.35	7.08

Record Holders
 As of June 30, 2006, the Company had 910 holders of record of its common stock.

Dividend Policy
The Company does not expect to pay cash dividends on its common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon the Company's financial condition, operating results, cash flows, capital requirements and other factors that the board of directors may deem relevant. Under the terms of its credit facility, the Company may not pay dividends unless such payment does not exceed a specified portion of the Company's excess cash flows, as defined in the credit agreement, and unless, both before and after such payment, the Company has a specified minimum level of funds available for future borrowings under the facility.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
No reportable matters occurred during the fiscal quarter ended April 30, 2006.

Stock Repurchase Plan
Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time, as in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1.0 million shares in fiscal 2000. As of April 30, 2006, the Company could purchase up to an additional 2.0 million shares.

Chief Executive Officer and Chief Financial Officer Certifications
The Company has filed with the SEC as Exhibits to this Annual Report on Form 10-K the certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 regarding the Company's financial statements, internal control over financial reporting, disclosure controls and procedures and other matters. In addition, following the fiscal 2005 annual meeting of shareholders, the Company submitted to the NYSE in a timely manner the annual certification of the Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the fiscal years ended April 30, 2006, 2005, 2004, 2003 and 2002. The selected financial data as of and for the fiscal years ended April 30, 2005, 2004, 2003 and 2002 have been restated to correct errors contained in the previously issued financial statements associated with the accounting for assets held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan. The selected financial data as of and for the fiscal years ended April 30, 2006, 2005 and 2004 were derived from the Company's audited financial statements appearing in Item 8 of this Annual Report on Form 10-K. The selected financial data as of and for the fiscal years ended April 30, 2003 and 2002 were derived from the Company's consolidated financial statements, which have been restated to reflect the matters discussed above. For additional information about the restatement, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
	For the Fiscal Years Ended April 30,
	2006	2005	2004	2003	2002
In thousands except per share amounts		Restated	Restated	Restated (Note A)	Restated (Note A)
Revenue	$530,418	$517,322	$516,816	$512,369	$498,870
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	2,984	(5,638)	4,581	7,989	(6,083)
Per common share:
Basic	0.13	(0.25)	0.21	0.36	(0.28)
Diluted	0.13	(0.25)	0.20	0.36	(0.28)

Net earnings (loss)	2,644	(5,638)	4,581	9,383	(119,761)
Per common share:
Basic	0.12	(0.25)	0.21	0.42	(5.43)
Diluted	0.12	(0.25)	0.20	0.42	(5.43)

Total assets	310,480	313,319	291,290	310,872	317,310
Long-term debt (includes current maturities)	37,120	45,742	59,021	85,807	127,929

Shareholders' equity	125,616	115,715	117,441	94,421	84,225

(A) The selected financial data as of and for the years ended April 30, 2003 and 2002 have been restated to reflect the impact of correcting the accounting related to the rabbi trust, as more fully discussed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, including the notes thereto, included in Item 8 of this Annual Report on Form 10-K.

During fiscal 2006, the Company adopted the provisions of FIN 47, "Accounting for Contingent Asset Retirement Obligations" and recorded a cumulative effect of a change in accounting principle of $0.3 million, net of tax ($0.01 per diluted share). Additionally, certain reclassifications have been made to conform to the current year presentation.

Fiscal 2005 included after-tax corrections of prior periods of $0.8 million ($0.04 per diluted share), primarily associated with the accounting for an operating lease containing minimum rent escalations and the accounting in fiscal 2001 for an intercompany transaction.

During fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards 142, "Accounting for Goodwill and Other Intangible Assets" and recorded a cumulative effect of an accounting change of $114.7 million ($5.20 per diluted share). This amount represented the impairment of goodwill in the Sign Making and Specialty Graphics segment ($93.0 million) and the Ophthalmic Lens Processing segment ($21.7 million) as of May 1, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable. Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

  expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
  future cash flows and uses of cash and debt reduction strategies;
  prospective product developments and business growth opportunities, as well as competitor product developments;
  demand for the Company's products and services;
  the impact of recently enacted and proposed international environmental laws on the Company's international revenue;
  methods of and costs associated with potential geographic expansion;
  regulatory and market developments and the impact of such developments on future operating results;
  future effective income tax rates;
  the outcome of contingencies;
  the availability and cost of raw materials; and
  pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1A, "Risk Factors" of this Annual Report on Form 10-K. The Company cannot assure that its results of operations or financial condition will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

GENERAL

The following discussion should be read in conjunction with Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

As disclosed in Note 2 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, the Company restated its consolidated financial statements for the fiscal years ended April 30, 2005 and 2004, to correct errors in the accounting for assets held in a rabbi trust that are used by the Company to fund benefit payments under the Company's nonqualified supplemental pension plan. The restatement resulted in a cumulative net reduction of earnings during fiscal years 1994 through 2005 of $0.7 million, net of applicable income tax benefits. The restatement impacted the Company's previously disclosed cash flows, reducing net cash from operating activities, which were equally offset by increases in net cash from investing activities.

OVERVIEW AND OUTLOOK

For the fiscal year ended April 30, 2006, the Company reported revenue of $530.4 million, operating income of $17.8 million and net earnings, including the cumulative effect of a change in accounting principle, of $2.6 million. The Company's performance reflected execution against its strategy, anchored by its past three-year turnaround plan. Adjusting for the unfavorable impact of foreign currency translation in fiscal 2006, which reduced revenue by $6.7 million as compared with fiscal 2005, consolidated revenue improved $19.8 million, or 3.8 percent, from the prior year. Fiscal 2006 operating income benefited from increased sales from new products and the impact of supply chain management strategies implemented over recent years.

During fiscal 2006, the Company brought several significant new products to the market. These included the Solara UV2, an internally developed inkjet printer for the Sign Making and Specialty Graphics market. Also, the XLs50 and XLc7000 (innovative spreading and cutting equipment) were introduced within the Apparel and Flexible Materials Asian growth markets. The Ophthalmic Lens Processing segment launched the DTL Generator with a Cut to Polish option and the CMX-50 within its ophthalmic market base, targeted for larger laboratory usage. The Company expects that this new product pipeline should enhance revenue and operating profit in fiscal 2007 within each operating segment.

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

The Company refinanced its debt in October 2005 to a lower-cost credit facility. This credit facility is expected to lower the Company's cost of debt as compared with periods prior to the fiscal 2006 refinancing.

The Company is required to expense stock option compensation costs beginning in fiscal 2007, which is expected to negatively impact full year net earnings by approximately $0.7 million, net of income tax.

In fiscal 2007, the Company expects to emphasize new products and market expansion to provide revenue growth and to continue to leverage its improvements in supply chain management strategies to provide improved operating performance.

RESULTS OF OPERATIONS
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands		Restated (Note 2)	Restated (Note 2)
Revenue	$530,418	$517,322	$516,816
Cost of sales	369,902	369,898	364,079
Gross profit	160,516	147,424	152,737
Selling, general and administrative (SG&A) expenses	118,053	120,366	106,868
Research and development	24,878	25,037	25,207
Restructuring charges	(231)	3,031	2,482
Operating expenses	142,700	148,434	134,557
Operating income (loss)	$ 17,816	$ (1,010)	$ 18,180

Key Statistics:
Gross profit percentage	30.3%	28.5%	29.6%
SG&A as a percentage of revenue	22.3%	23.3%	20.7%
Research and development as a percentage of revenue	4.7%	4.8%	4.9%

Revenue - Consolidated revenue for fiscal 2006 increased by $13.1 million, or 2.5 percent, compared with fiscal 2005, which increased slightly from fiscal 2004 levels. During fiscal 2006, the effect of foreign currency translation reduced consolidated revenue by $6.7 million as compared with fiscal 2005. During fiscal 2005, the effect of foreign currency translation favorably impacted consolidated revenue by $20.3 million as compared with fiscal 2004.

Revenue in dollars and as a percentage of consolidated revenue contributed in fiscal 2006, 2005 and 2004 by operating segment was as follows:
	For the Fiscal Years Ended April 30,
In thousands	2006		2005		2004
Sign Making and Specialty Graphics	$276,277	52%	$274,233	53%	$278,615	54%
Apparel and Flexible Materials	182,808	35%	170,367	33%	160,134	31%
Ophthalmic Lens Processing	71,333	13%	72,722	14%	78,067	15%
	$530,418	100%	$517,322	100%	$516,816	100%

The Company experienced higher revenue in the Apparel and Flexible Materials and the Sign Making and Specialty Graphics segments, excluding the impact of foreign currencies. The growth in the Apparel and Flexible Materials segment reflected anticipated growth in Asian markets. The growth in the Sign Making and Specialty Graphic's segment revenue was directly attributable to two internally developed printers, the Solara UV2 and Edge FX, as well as improved sales volume of related aftermarket supply materials. Partially offsetting this growth, the Company reported slightly lower revenue in the Ophthalmic Lens Processing segment attributable primarily to lower aftermarket orders.

The following table shows equipment and software, aftermarket supplies and service revenue as a percentage of total revenue during the past three fiscal years:
	For the Fiscal Years Ended April 30,
	2006	2005	2004
Equipment and software revenue	33%	31%	32%
Aftermarket supplies revenue	55%	58%	57%
Service revenue	12%	11%	11%

The shift in fiscal 2006 to higher equipment and software revenue was attributable to new product introductions in all three operating segments, offset by lower aftermarket revenue primarily within the Ophthalmic Lens Processing segment.

Revenue in dollars and as a percentage of consolidated revenue in fiscal 2006, 2005 and 2004 by geographic region was as follows:
	For the Fiscal Years Ended April 30,
In thousands	2006		2005		2004
North America	$206,391	38.9%	$195,374	37.8%	$205,605	39.8%
Europe	214,169	40.4%	220,384	42.6%	214,865	41.6%
Rest of World	109,858	20.7%	101,564	19.6%	96,346	18.6%
	$530,418	100.0%	$517,322	100.0%	$516,816	100.0%

Geographically, excluding the impact of foreign currency translation, revenue was higher in the Rest of World and North American regions in fiscal 2006 and flat in Europe as compared with fiscal 2005. Revenue was lower in North American and European regions and higher in the Rest of World region in fiscal 2005 as compared with fiscal 2004.

The Rest of World revenue increases in both years were primarily related to the Apparel and Flexible Materials business volume in Asian markets. This increase reflects the continued migration of apparel production to growth markets. The North American revenue increase in fiscal 2006 was related to two significant new product introductions, the Solara UV2 and Edge FX, internally developed printers within the Sign Making and Specialty Graphics Market. This increase was slightly offset by a decline in the Ophthalmic Lens Processing North American aftermarket revenue.

The fiscal 2005 North American decrease in business volume as compared with fiscal 2004 occurred primarily in the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments. The Sign Making and Specialty Graphics segment's sales were adversely affected by the overall lower sales of thermal imaging products and supplies attributable to inkjet competition and a high level of product returns and the sales returns allowance caused by management's decision to withdraw from a product. Fiscal 2004 equipment sales to FedEx Kinkos of $3.4 million that did not, and were not expected to, recur in fiscal 2005 or fiscal 2006, also adversely affected results in the last two fiscal years compared with fiscal 2004. The Ophthalmic Lens Processing segment's lower sales in fiscal 2005 were primarily attributable to delays in the launch of new products and a mid-year sales force transition. Fiscal 2005 European business volume was weak, especially in the Sign Making and Specialty Graphics segment, caused by factors affecting this segment's North American sales, management turnover in Italy, lower business levels in France following the fiscal 2004 warehouse consolidation with Germany and the discontinuation of a non-strategic product line in fiscal 2004.

The Company operates throughout the world and therefore operating results are affected by global, regional and industrial economic and political factors. However, geographic and industry diversity has helped limit the impact of any one industry or the economy of any single country on the Company's consolidated revenue and operating results.

Operating Charges - The fiscal 2005 operating loss included pre-tax operating charges of $10.5 million. There were no similar charges in fiscal 2006 or fiscal 2004. Of that amount, $8.9 million related to costs incurred in improving the operations of the Spandex business and as a result of management's decision to withdraw from a product in the Sign Making and Specialty Graphics segment. Of the remaining charges, $1.4 million were incurred by the Ophthalmic Lens Processing segment in relocating manufacturing operations from Muskogee, Oklahoma. The total charges included $5.1 million of inventory and demonstration equipment write-downs, $1.8 million of revenue adjustments, $1.0 million of additional bad debt expense, $0.4 million of fixed asset impairments and $2.2 million of other operating charges. The inventory and demonstration equipment charges primarily related to Gerber Coburn and Spandex business re-engineering initiatives, product discontinuation costs and changes in market value estimates of used equipment inventory, which were largely caused by the shorter product life cycle of inkjet imaging products. The balance of the inventory charge related to aftermarket inventory identified as in excess of Spandex's requirements. The Company identified the excess inventory based on improved information concerning demand patterns for inventory consumption in connection with the implementation of the Company's enterprise resource planning system. The revenue adjustments were primarily related to an increase in estimated sales returns as a result of management's decision to discontinue a product. The bad debt expense was primarily related to management turnover at Spandex's Italian business. Other operating charges of $2.2 million included adjustments relating to periods prior to fiscal 2005 in the amount of $1.2 million. Of the aggregate pre-tax charges, $1.8 million were recorded as a reduction of sales, $6.0 million in cost of products sold and $2.7 million in selling, general and administrative expenses.

Gross Profit Margins - Gross profit as a percentage of revenue improved in fiscal 2006. The improvement was primarily related to the absence of the fiscal 2005 operating charges discussed above that unfavorably impacted gross margin in fiscal 2005 by $7.8 million. Sales volume had the effect of increasing gross profit in fiscal 2006 by approximately $4.5 million from fiscal 2005, while sales mix and pricing increased gross profit by $2.7 million. Offsetting these favorable items, freight and logistics costs increased in fiscal 2006 as compared to fiscal 2005, primarily in the Sign Making and Specialty Graphics segment.

Fiscal 2005 gross margin was lower than fiscal 2004 as a result of the operating charges discussed above and lower business volume, increased inventory reserve requirements and the adverse effect of a discontinued product. Sales volume had the effect of reducing gross profit in fiscal 2005 by approximately $5.8 million from fiscal 2004, while sales mix lowered gross profit by $0.4 million. Gross profit was also adversely affected in fiscal 2005 by lower pricing of $0.5 million, primarily in targeted growth markets to gain market share. These factors were partially offset by favorable effects of foreign currency translation and cost reduction savings. Fiscal 2004 results included inventory write-down charges of $1.4 million, primarily related to Spandex and Gerber Coburn business re-engineering initiatives.

Selling, General and Administrative Expenses - Foreign currency translation decreased SG&A by $1.4 million in fiscal 2006 as compared with fiscal 2005 and increased SG&A $4.9 million in fiscal 2005 as compared with fiscal 2004. Excluding the impact of foreign currency translation, SG&A expenses declined by $0.9 million in fiscal 2006 compared with fiscal 2005 and fiscal 2005 SG&A expenses increased by $8.6 million from fiscal 2004 levels.

Fiscal 2006 SG&A excluded the fiscal 2005 operating charges referred to above of $2.7 million and Sarbanes-Oxley 404 external compliance costs were $2.0 million less than in fiscal 2005. The Company also achieved benefits from its shared services initiatives, primarily lower headcount cost savings. Additionally, the Ophthalmic Lens Processing segment benefited from the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility as that facility was sold during fiscal 2006. The Company also benefited from lower insurance costs as compared with fiscal 2005 resulting from better experience in self-insurance health costs and lower premiums on other insurance policies. Partially offsetting these items, fiscal 2006 incentive compensation costs were $6.2 million higher and pension expenses were $0.8 million higher than in fiscal 2005.

The fiscal 2005 increase was primarily attributable to Sarbanes-Oxley compliance expenses of $3.4 million, operating charges of $2.7 million referred to above and the absence of insurance proceeds of $1.9 million received in fiscal 2004. The effect of these factors was offset in part by a decrease of $2.6 million in pension expense attributable to pension plan amendments and a decrease of $0.7 million in legal expenses.

The Company will begin recording stock option-based compensation expense in fiscal 2007 for stock options in relation to the adoption of FASB Statement of Financial Accounting Standards 123 (revised 2004) "Share-Based Payment," which is effective for the Company on May 1, 2006. The Company had $1.3 million, net of tax, of unvested stock option compensation expense not recognized as of April 30, 2006. The Company anticipates that it will incur, net of tax, approximately $0.7 million, $0.4 million and $0.2 million in the fiscal years ending April 30, 2007, 2008 and 2009, respectively. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Research and Development - Ongoing research and active new product development have kept research and development expenses as a percentage of revenue steady over the past three fiscal years.

Restructuring Charges - There were no new restructuring plans entered into in fiscal 2006. A change in estimates related to the payment of severance to a former employee of the Company resulted in the reversal of fiscal 2001 restructuring expense of $0.3 million. Additional severance expense caused by a change in estimates of $0.1 million was also incurred in fiscal 2006 related to the fiscal 2005 Muskogee, Oklahoma relocation.

Fiscal 2005 Charges - During fiscal 2005, the Company incurred $3.0 million of restructuring charges by implementing the final phase of its three-year shared services restructuring plan. Of these charges, $1.5 million of employee severance was attributable to the relocation of the Ophthalmic Lens Processing segment's manufacturing facility from Muskogee, Oklahoma. Employee separation costs related to the organizational realignment of the Sign Making and Specialty Graphics European business were $1.0 million. The Company also entered into a sublease agreement for a Sign Making and Specialty Graphics leased facility, which caused an increase to a previously established restructuring rent accrual of $0.4 million, attributable to a change in estimates.

If the amount, or timing, of the Company's sublease estimates differs from its estimates as of April 30, 2006, the difference will be recognized within its Consolidated Statements of Operations.

Fiscal 2004 Charges - During fiscal 2004, the Company incurred $2.5 million of restructuring charges by implementing actions necessitated by the second year of the Company's business re-engineering plan. The Company ceased to use a leased facility, which resulted in a $2.0 million charge for the net present value of expected future lease costs within the Sign Making and Specialty Graphics segment. The initial transition of the Ophthalmic Lens Processing segment operations to the shared services program resulted in $0.4 million of employee separation and international facility consolidation costs. The Company also exited a product line within the Sign Making and Specialty Graphics segment, which resulted in $0.1 million of employee separation costs.

Rollforward of Restructuring Reserves - The table below shows the restructuring accruals established by plan fiscal year from April 30, 2004 to April 30, 2006:
In thousands	April 30, 2004	Expense	Cash Payments	April 30, 2005	Expense / (Reversal)	Cash Payments	April 30, 2006
Fiscal 2005	$ ---	$ 2,603	$(1,700)	$ 903	$ 51	$ (954)	$ ---
Fiscal 2004	1,896	428	(484)	1,840	(32)	(378)	1,430
Fiscal 2003	226	---	(140)	86	---	(86)	---
Fiscal 2002	250	---	---	250	(250)	---	---
	$ 2,372	$ 3,031	$(2,324)	$ 3,079	$ (231)	$(1,418)	$ 1,430

The ending accrual as of April 30, 2006 was for facility consolidation costs. This lease accrual will be paid over the life of the lease, through fiscal 2019.

Other Expense, net - Other expense decreased in fiscal 2006 by $0.7 million, primarily related to $1.3 million lower foreign currency transaction losses. These lower losses were primarily caused by decisions made by management to designate certain intercompany activity as long-term, whereby settlement is not in the foreseeable future. Additionally, fiscal 2005 estimated legal costs of approximately $0.9 million did not recur in fiscal 2006. Offsetting these items, fiscal 2006 results included higher bank fees related to refinancing the Company's credit facilities of approximately $0.5 million and fiscal 2005 results included fixed asset gains from the sale of certain Muskogee, Oklahoma facility assets of approximately $0.7 million which did not recur in fiscal 2006.

Other expense, net of $2.3 million in fiscal 2005 decreased $3.1 million from fiscal 2004. Fiscal 2004 results included a realized loss on the forced sale of an available for sale investment held by the Company in a rabbi trust of $1.3 million. This sale was required because the mutual fund was liquidated. The remaining lower expenses were primarily attributable to $1.7 million lower foreign currency transaction losses in fiscal 2005 as compared with fiscal 2004, which reflected the strength of the Euro and British Pound Sterling against the United States dollar in fiscal 2005. In addition, Other Expense for fiscal 2005 included a $0.7 million gain on the sale of certain fixed assets used in the Muskogee, Oklahoma facility. Higher legal costs and patent write-off costs in fiscal 2005 slightly offset the favorable impacts of foreign currency and the gain on the sale of assets.

Loss on Early Extinguishment of Debt - On October 31, 2005, the Company refinanced its former senior credit facilities. In connection with the refinancing, the Company expensed the remaining capitalized deferred debt issuance costs of $2.4 million and incurred $0.1 million of other related charges.

Interest Expense - Interest expense primarily consists of interest costs incurred under the Company's borrowings and the amortization of debt issuance costs. Interest expense declined in fiscal 2006 compared with fiscal 2005 by $2.3 million. This decline was driven by the refinancing on October 31, 2005, which reduced overall interest rates charged; a reduction in amortization expense associated with lower debt issue costs incurred of the new facility, compared with the debt issue costs for the previous credit facility; and lower average debt balances in fiscal 2006, as compared with the previous year. Fiscal 2005 interest expense decreased $5.3 million from fiscal 2004, primarily as a result of lower average debt balances. Average outstanding balances under the Company's primary credit facility were $38.5 million in fiscal 2006, $48.0 million in fiscal 2005 and $75.3 million in fiscal 2004. Weighted average interest rates of the Company's primary credit facility, inclusive of deferred debt issue costs amortized, were 11.0 percent in fiscal 2006, 13.5 percent in fiscal 2005 and 16.0 percent in fiscal 2004.

Income Tax Expense - The Company's consolidated tax rate was expense of 67.5 percent in fiscal 2006, a benefit of 44.0 percent in fiscal 2005 and a benefit of 569.7 percent in fiscal 2004.

In fiscal 2006, the Company recorded a $2.3 million non-cash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 42.5 percent compared with the statutory rate of 35.0 percent.

In fiscal 2004, the Company reversed a tax reserve of $2.2 million, which was the result of the favorable resolution of a prior year foreign tax issue. The Company also recorded a $0.7 million tax benefit because of a change in the tax law in a foreign jurisdiction, which reduced the valuation allowance on certain net operating losses in fiscal 2004. Adjusting for these benefits, the fiscal 2004 consolidated tax rate would have been a benefit of 153.9 percent.

Other reconciling differences from the statutory rate of 35.0 percent for fiscal 2006, 2005 and 2004, were primarily attributable to changes in estimates of foreign tax valuation allowances, as well as benefits related to foreign tax planning strategies, tax credits based on research and development costs and export tax incentives.

Cumulative Effect of a Change in Accounting Principle - On April 30, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143" ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements. The Company adopted FIN 47 on April 30, 2006 and recorded a noncash transition impact of $0.3 million, net of tax, which is reported as a cumulative effect of a change in accounting principle, net of tax in the Consolidated Statement of Operations included in Item 8 of this Annual Report on Form 10-K. Future periods will include charges for depreciation expense of the assets established for retirement obligations and also accretion expense for the liabilities related to the obligation; however, these costs are not expected to be material.

SEGMENT REVIEW

Sign Making and Specialty Graphics
	For the Fiscal Years Ended April 30,
In thousands	2006	2005	2004
Revenue	$276,277	$274,233	$278,615
Cost of sales	209,870	213,157	210,619
Gross profit	66,407	61,076	67,996
Operating expenses	55,076	62,175	56,913
Segment operating profit (loss)	$ 11,331	$ (1,099)	$ 11,083

Gross profit percentage	24.0%	22.3%	24.4%

Fiscal 2006 segment revenue increased $2.0 million from fiscal 2005. After adjusting for the effect of foreign currency translation, segment revenue for fiscal 2006 increased $6.7 million from fiscal 2005. Sales were positively affected by the introduction of two internally developed printers, the Gerber Edge FX, a thermal imaging product, and the Solara UV2, an inkjet product. Fiscal 2005 revenue included a high level of product returns and sales returns allowances caused by a product discontinuance that did not recur in fiscal 2006.

Fiscal 2005 segment revenue decreased $4.4 million from fiscal 2004. After adjusting for the effect of foreign currency translation, segment revenue for fiscal 2005 decreased $19.8 million from fiscal 2004. Sales were adversely affected by lower sales of thermal imaging products and supplies attributable to inkjet competition and a high level of product returns and the sales returns allowance caused by a product discontinuance. Equipment sales to FedEx Kinkos of $3.4 million in fiscal 2004 that did not, and were not expected to, recur in fiscal 2005, also adversely affected fiscal 2005 results. Aftermarket supplies and service revenue were lower because of management turnover in Italy, lower business levels in France following fiscal 2004's warehouse consolidation, and the discontinuation of a non-strategic product line in fiscal 2004.

Segment operating profit increased $12.4 million in fiscal 2006 as compared with fiscal 2005. This significant increase is primarily attributable to fiscal 2005 operating charges discussed above of $8.9 million and $1.4 million of restructuring charges that did not recur. The remaining improvements were attributable to increased volume, primarily attributable to increased equipment sales. Equipment sales were higher attributable to the new product introductions, including the internally developed printers Solara UV2 and Edge FX. Offsetting these improvements, freight and logistic expenses increased, bonus expense was $1.7 million higher and pension expense was $0.2 million higher as compared with the prior year.

Segment operating profit decreased $12.2 million in fiscal 2005 as compared with fiscal 2004. The decrease was attributable to the effects of lower business volume of approximately $8.5 million, revenue adjustments primarily caused by the product discontinuance of $1.8 million and other inventory write-down, asset impairment charges and increased warranty charges totaling $5.8 million relating to the fiscal 2005 operating charges discussed above. Also included in the fiscal 2005 segment operating loss was $1.0 million of prior period adjustments attributable to the accounting for an operating lease containing fixed rent escalation charges of $0.6 million and an intercompany transaction of $0.4 million. These items were partially offset by the favorable effects of foreign currency translation and hedging of approximately $2.4 million, lower restructuring charges of $0.7 million, lower pension expense of $1.2 million and savings from cost reductions.

Apparel and Flexible Materials
	For the Fiscal Years Ended April 30,
In thousands	2006	2005	2004
Revenue	$182,808	$170,367	$160,134
Cost of sales	106,899	99,948	92,883
Gross profit	75,909	70,419	67,251
Operating expenses	52,951	49,578	47,097
Segment operating profit	$ 22,958	$ 20,841	$ 20,154

Gross profit percentage	41.5%	41.3%	42.0%

Segment revenue for fiscal 2006 increased $12.4 million over fiscal 2005 and segment revenue increased $10.2 million for fiscal 2005 over fiscal 2004. After adjusting for the effect of foreign currency translation, segment revenue increased $14.3 million over fiscal 2005 and $6.6 million over fiscal 2004. In both fiscal 2006 and fiscal 2005, revenue growth occurred across all significant product lines and was particularly strong in targeted growth markets, including China. Three more significant new products were introduced in fiscal 2006, including the Infinity AE, the XLs50 spreading equipment and the XLc7000 cutting equipment. The XLs50 spreading equipment and XLc7000 cutting equipment is targeted for Asian markets. In fiscal 2006, over 75 percent of the revenue increase was attributable to higher equipment and software sales. Revenue in China declined slightly in fiscal 2006 as compared with fiscal 2005. This decline in the first half of fiscal 2006 was consistent with global market conditions and was offset by continued growth in other parts of Asia. Uncertainty over trade quota developments in China dampened early fiscal 2006 China revenue. The Company continues to support its initiative to grow revenue in Chinese and Asian markets.

Segment operating profit increased $2.1 million in fiscal 2006 and $0.7 million in fiscal 2005 over the prior year comparable periods. In fiscal 2006, this increase was primarily attributable to higher equipment volume, which was slightly offset by higher incentive compensation costs of $2.5 million and higher pension costs of $0.4 million.

The increased segment operating profit in fiscal 2005 was primarily attributable to both the favorable effects of foreign currency translation and hedging of $3.3 million and increased business volume of approximately $3.8 million. These factors were offset primarily by a reduction of $1.3 million resulting from an unfavorable product mix, price reductions of approximately $1.2 million in targeted growth markets implemented to gain market share, higher new product and market development costs related to those markets and higher installation and training expenses reflecting higher multi-ply cutting equipment shipments of approximately $0.7 million.

Ophthalmic Lens Processing
	For the Fiscal Years Ended April 30,
In thousands	2006	2005	2004
Revenue	$71,333	$ 72,722	$ 78,067
Cost of sales	53,133	56,793	60,577
Gross profit	18,200	15,929	17,490
Operating expenses	17,524	18,625	17,590
Segment operating profit (loss)	$ 676	$ (2,696)	$ (100)

Gross profit percentage	25.5%	21.9%	22.4%

Segment revenue for fiscal 2006 decreased $1.4 million from fiscal 2005. Foreign currency translation did not significantly impact this segment's revenue in fiscal 2006 as compared with fiscal 2005. Segment revenue for fiscal 2005 decreased $5.3 million from fiscal 2004. Foreign currency translation had the effect of increasing segment revenue by approximately $1.2 million over fiscal 2004. The revenue decrease over the past two years is primarily related to an internal focus within this operating segment. Specifically, management made a decision to relocate the Muskogee, Oklahoma facility and transition to an in-house sales force for a market segment. These actions had an adverse impact on aftermarket revenue in particular and also delayed certain planned product launches until later in fiscal 2006. Management believes that these adverse impacts were nonrecurring in nature and considers these actions to have resulted in an improved operating structure. During fiscal 2006, this segment launched the DTL Generator with a Cut to Polish Option and CMX-50 cylinder machine to a positive market response.

During fiscal 2006, this segment evolved from a two-year segment operating loss into a modest profit position. Contributing to this profit was the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility that was sold during fiscal 2006 and gross profit improvements related to sales mix improvements of higher equipment revenue, offset by lower aftermarket revenue. Additionally, fiscal 2005 results included restructuring charges of $1.5 million and operating charges discussed above of $1.4 million that did not recur in fiscal 2006. These profit improvements were partially offset by $0.6 million of higher incentive compensation expenses.

The segment operating loss for fiscal 2005 increased $2.6 million from fiscal 2004. The loss was primarily attributable to higher restructuring charges of $1.1 million, lower business volume of approximately $1.0 million and other operating charges of $1.4 million. These operating charges included inventory adjustments of $1.2 million, partially from relocating the Oklahoma manufacturing operations. Pension expense was lower by $0.3 million, partially offsetting these items.

Corporate Expenses
	For the Fiscal Years Ended April 30,
In thousands	2006	2005	2004
Operating expenses	$(17,149)	$(18,056)	$ (12,957)

Corporate expenses were $0.9 million lower than in fiscal 2005 and $5.1 million higher than fiscal 2004. Fiscal 2006 results reflected a reduction of $2.0 million in Sarbanes-Oxley compliance costs as compared with fiscal 2005 and lower insurance costs resulting from better experience in self-insurance health costs and lower premiums on other insurance policies. These factors were partially offset by higher incentive compensation expenses of $1.4 million and higher pension costs of $0.3 million. Fiscal 2005 results included Sarbanes-Oxley compliance costs of $3.4 million and lower pension expense of $0.7 million as compared with fiscal 2004. Fiscal 2004 results did not include a cost for Sarbanes-Oxley compliance but reflected receipt of insurance proceeds of $1.9 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short- and long-term, will be to fund operating and capital expenditures, product development, acquisitions, expansion in China, pension plan funding and debt service. The primary sources of liquidity are internally generated operating cash flows and borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products; a deterioration in certain financial ratios; additional charges that may be required because of weak market conditions, market changes, or delayed product introductions; and the Company's ability to achieve expected operational efficiencies.

The Company believes that expected cash on hand, cash flow from operations and borrowings anticipated to be available under the Company's revolving credit facility will enable the Company to meet primary ongoing cash requirements for at least the next 12 months. As of April 30, 2006, the Company had $14.5 million available for borrowing under its revolving credit facility based on its borrowing base. It is currently expected that the Company's future expenditures will be funded primarily from operations and revolving credit facility borrowings. The Company may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such debt or equity financing.

The following table shows information about the Company's capitalization as of the dates indicated:
	April 30, 2006	April 30, 2005
In thousands except ratio amounts		Restated (Note 2)
Cash and cash equivalents	$ 14,145	$ 6,148
Total debt	37,120	45,742
Net debt (total debt less cash and cash equivalents)	22,975	39,594
Shareholders' equity	125,616	115,715
Total capital (net debt plus shareholders' equity)	148,591	155,309
Net debt-to-total capital ratio	15.5%	25.5%

Cash Flows - The Company generated $24.6 million of cash flows provided by operations, an increase of $7.1 million from fiscal 2005. This improvement was primarily attributable to increased net earnings for fiscal 2006 as compared with fiscal 2005. Increased accrued compensation, primarily related to incentive compensation accruals, also positively contributed to cash provided by operations. There were no incentive compensation accruals as of April 30, 2005. Partially offsetting these items, accounts receivable and inventory increased compared with the prior year. Increased accounts receivable were related to higher business volume as of April 30, 2006, while increased inventory reflected expected new product demand.

Cash provided by operating activities in fiscal 2006 was used to reduce the Company's debt by $8.6 million, pay for the debt refinancing costs of $1.1 million and fund capital expenditures and intangible asset additions of $8.1 million.

In fiscal 2005, the Company generated $17.5 million of cash from operating activities, which represented a decrease of $1.6 million from fiscal 2004. This decrease was primarily attributable to the operating loss and related increase in deferred income taxes and an increase in inventory. The inventory increase, which was offset by a corresponding increase in accounts payable, was associated with increasing inventory requirements for new products introduced in the fourth quarter. Fiscal 2005 cash flows were positively affected by incentive compensation payments in fiscal 2004 of $9.2 million (based on fiscal 2003 results) that did not recur in fiscal 2005, higher accounts receivable collections and better cash management.

Cash from operating activities in fiscal 2005 was used to reduce debt and short-term lines of credit by $13.4 million and to fund capital expenditures and intangible asset additions of $6.2 million.

In fiscal 2004, the Company generated $19.0 million of cash from operating activities. Cash generated from non-cash, currency-adjusted working capital in fiscal 2004 reflected a $2.4 million decrease in accounts receivable because of the lower sales volume, a $4.1 million decrease in inventories resulting from strategic inventory levels associated with the Company's shared services restructuring initiative and a $3.6 million decrease in prepaid expenses, primarily reflecting tax refunds received. These decreases were offset by lower accounts payable and accrued expense balances of $5.5 million and lower accrued compensation and benefits of $9.9 million, which primarily reflected incentive compensation payments made in fiscal 2004 related to fiscal 2003 results. There was no incentive compensation accrual relating to fiscal 2004 results as of April 30, 2004.

Cash from operating activities in fiscal 2004, together with proceeds from the settlement of a promissory note of $1.0 million and reductions in cash balances, was used to reduce debt by $26.7 million, pay costs of $5.6 million associated with the credit facility entered into on May 9, 2003 and fund capital expenditures and intangible asset additions of $4.4 million.

Financial Condition - In fiscal 2006, the United States dollar strengthened against the Euro, the Great Britain pound and the Australian dollar and weakened against the Canadian dollar. The net impact of these currency movements from April 30, 2005 to April 30, 2006 resulted in lower translated Euro, Great Britain Pound and Australian dollar-denominated assets and liabilities and higher translated Canadian dollar-denominated assets and liabilities compared with amounts recorded as of April 30, 2005. The most significant portion of the Company's international assets and liabilities are denominated in the Euro.

Net accounts receivable increased to $92.4 million as of April 30, 2006 from $89.8 million as of April 30, 2005. This increase was the result of a higher volume of year-end shipments as compared with the prior year, partially offset by a reduction in days of sales outstanding ("DSO") and the impact of foreign currencies referred to above. DSO in ending accounts receivable was down to 58 days as of April 30, 2006 compared with 61 days as of April 30, 2005.

Net inventories increased to $53.8 million as of April 30, 2006 from $52.4 million as of April 30, 2005. The increase was primarily driven by a planned increase for specific new products for anticipated demand. This was offset by the impact of foreign currencies referred to above. Inventory turnover was 7.4 times annually as of April 30, 2006 and April 30, 2005.

Prepaid expenses and other current assets increased to $6.1 million as of April 30, 2006 from $5.3 million as of April 30, 2005. The increase was primarily caused by higher foreign value added tax receivables. This was offset by the impact of foreign currencies referred to above.

Net property, plant and equipment decreased to $38.4 million as of April 30, 2006 from $39.9 million as of April 30, 2005, reflecting depreciation expense of $8.0 million, the sale of the Muskogee, Oklahoma facility and the impact of foreign currencies referred to above. Capital expenditures of $7.5 million partially offset the decrease. Capital expenditures in fiscal 2007 are expected to be approximately $7.0 million to $8.0 million, primarily related to investments in information technology, manufacturing, engineering and general facility improvements.

The fluctuation in goodwill was due to the impact of foreign currencies referred to above.

Other assets, net include patents and other intangible assets, the Company's investment in available for sale securities held in a rabbi trust and other long-term assets. These amounts decreased to $15.8 million as of April 30, 2006 from $18.4 million as of April 30, 2005. The decrease primarily reflects intangible asset amortization expense of $0.6 million, the loss on early extinguishment of debt related to deferred financing costs under the prior credit facilities of $2.5 million and the impact of foreign currencies referred to above. These items were offset by additional deferred financing costs related to the Company's current credit facility, net of amortization of $0.9 million and intangible asset additions of $0.6 million.

Accounts payable and other current liabilities, excluding the current portion of long-term debt, increased to $111.1 million as of April 30, 2006 from $105.5 million as of April 30, 2005. The increase was primarily caused by higher inventory purchases late in the fiscal year for new product development and improved cash management of accounts payable, as well as an increase in accrued compensation for incentive compensation payments. These items were partially offset by a decrease in other accrued liabilities caused by lower accrued professional fees, reflected in lower Sarbanes-Oxley 404 compliance costs and the impact of foreign currencies referred to above.

Credit Facilities - On October 31, 2005, the Company entered into a credit facility (the "Credit Facility") with Citizens Bank of Massachusetts, the Export-Import Bank of the United States ("Ex-Im") and Sovereign Bank and to refinance its former senior credit facilities. The Credit Facility consists of a $50.0 million asset-based revolving line of credit (the "Revolver") that includes a $13.0 million working capital loan guarantee from Ex-Im. The Credit Facility also includes a $1.2 million term loan (the "Term Loan") and a $6.5 million standby letter of credit. The Revolver matures in 2008 and the Term Loan, which is payable in monthly installments, matures in 2010.

Effective January 31, 2006, the Company entered into an amendment with its lenders to remove as an event of default the occurrence of a Material Adverse Effect, as defined in the Credit Facility. This eliminated the sole subjective acceleration clause from the Credit Facility. As a result of that amendment, only amounts due in one year or less are classified as a current liability on the Company's balance sheet as of April 30, 2006.

The Credit Facility obligations are secured by first priority liens on, and security interests in, selected assets of the Company in the United States and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable and real estate and leasehold improvements. The Credit Facility obligations are also secured by the capital stock of subsidiaries of the Company.

The initial borrowings under the Credit Facility were used to repay all borrowings under and terminate the Company's four-year $110.0 million senior credit facilities entered into on May 9, 2003.

Revolver borrowings are subject to a borrowing base formula based upon eligible accounts receivable and eligible inventory. The Company must maintain a minimum availability of $1.0 million. Interest on obligations under the Revolver is charged, at the option of the Company, at LIBOR plus 1.75 percent, or at the lenders' prime rate.

The Company is required to pay a monthly commitment fee of 0.25 percent of the daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

The Term Loan is payable in 60 equal monthly installments. Interest on obligations under the Term Loan is charged, at the option of the Company, at LIBOR plus 2.0 percent, or at the lender's prime rate.

The Company is required to maintain two financial covenants set forth in the agreement, including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings and changes in control. Additionally, under the terms of the agreement, the Company may not pay dividends unless such payment does not exceed a specified portion of the Company's excess cash flows, as defined in the agreement, and unless, both before and after such payment, the Company has a specified minimum level of funds available for future borrowings under the facility.

The following table summarizes the financial covenant requirements and the Company's compliance with these covenants as of April 30, 2006:
Covenant	Requirement	Actual as of April 30, 2006
Maximum Leverage Ratio	3.75 to 1.0	2.97 to 1.0
Minimum Debt Service Coverage Ratio	1.25 to 1.0	3.05 to 1.0

The Company's ability to continue to comply with these covenants will depend primarily on the success in growing its business and generating substantial operating cash flow. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the Credit Facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of any potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from its lenders.

Industrial Development Bonds - As of April 30, 2006 and 2005, the Company's long-term debt also included tax-exempt industrial development bonds amounting to $6.0 million. The weighted-average interest rate on this debt was 2.7 percent as of April 30, 2006 and 1.5 percent as of April 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's financing arrangements for customers to enter into leases with third parties constitute the only off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K. The Company has agreements with major financial services institutions to provide lease financing to purchasers of its equipment. These leases typically have terms ranging from three to five years. As of April 30, 2006, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $21.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $8.6 million. The equipment sold collateralizes the lease receivables. In the event of default by the lessee, the Company has a liability to the financial services institutions under the recourse provisions to the extent the financial services institutions repossess the equipment and return it. The Company may then resell the equipment if possible, the proceeds of which are expected to cover a majority of the liability to the financial services institutions. As of April 30, 2006, the Company has recorded a $0.6 million liability that reflects the undiscounted accrual of the expected losses under the recourse provisions.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

As of April 30, 2006, the Company had the following contractual cash obligations and commercial commitments (including restructuring related commitments):

Payments Due by Period
In thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$ 37,069	$ 233	$30,467	$ 369	$ 6,000
Lease obligations	65,177	8,302	13,719	11,347	31,809
Inventory and other purchase obligations	12,386	10,367	2,019	---	---
Pension funding	5,344	5,344	---	---	---
Total	$119,976	$24,246	$46,205	$11,716	$37,809

This table includes approximately $5.3 million of non-discretionary pension contributions expected in fiscal 2007 for the qualified pension plan. This amount of non-discretionary pension contribution assumes that current minimum funding requirements continue unchanged, and excludes any benefit from expected interest rate relief. The Company expects to make additional cash contributions subsequent to fiscal 2007; however, these amounts have been excluded from the table, since the timing of such contributions is based on plan assumptions that may materially differ from actual plan activities.

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Some of those accounting policies require management to make estimates and assumptions that affect amounts reported. The most significant areas involving management judgments and estimates are described below. Actual results could differ from management's estimates.

Inventories - The Company generally records inventory at the lower of cost or market value. Inventory at the Apparel and Flexible Materials segment's foreign non-manufacturing companies is valued on a weighted-average basis, which approximates first-in, first-out.

The Company reviews the market value of inventory on an ongoing basis. Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value. The amount of these write-downs equals the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions.

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

Inventories included valuation reserves of $12.7 million as of April 30, 2006, representing the Company's estimate of the required lower of cost-or-market adjustment against the Company's standard costs.

Goodwill - The Company reviews the value of goodwill for impairment annually or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. No indicators of goodwill impairment were identified during fiscal 2006. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, which is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

The Company did not have any goodwill impairments during fiscal 2006 or 2005. To assess goodwill for impairment, internal valuation analyses are performed. Estimates of fair value are primarily determined using discounted cash flow analysis. This approach uses estimates and assumptions, including projected cash flows, discount rate assumptions and perpetual growth rate assumptions. A 10 percent decrease in the fair value of the Company's reporting units also would not have resulted in any goodwill impairments in the Apparel and Flexible Materials reporting unit, but would have resulted in a step two test being required in the Ophthalmic Lens Processing and Spandex reporting units.

As of April 30, 2006, the Company had $51.6 million of goodwill assets on the consolidated balance sheet, which management believes are realizable based on the estimated cash flows of the associated businesses. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be re-evaluated in the case of market deterioration, which could result in future impairment of those assets.

Pension plans - The amounts recognized in the consolidated financial statements for the qualified and nonqualified defined benefit pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions relating to, among other variables, the expected return on plan assets, discount rates at which the liabilities could be settled and the rate of increase in future compensation levels. These assumptions are updated at the measurement date and are disclosed in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and generally amortized over future periods and, therefore, affect expense recognized in future periods.

The expected return on assets assumption is developed considering several factors. Such factors include current and expected target asset allocation, historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon. The effects of asset diversification and periodic fund rebalancing are also considered. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2006 was 8.5 percent and will be 8.5 percent for fiscal 2007. Holding all other assumptions constant and increasing or decreasing the expected long-term rate of return of the plan assets by 0.5 percentage points would increase or decrease fiscal 2007 consolidated earnings before income taxes by approximately $0.4 million.

The discount rate utilized for determining future pension obligations of the pension plans is based on the expected yields of high-quality, long-term corporate bonds. The resulting discount rate used for determining net periodic pension expense for fiscal 2006 was 5.50 percent and will be 6.25 percent for fiscal 2007. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease fiscal 2007 consolidated earnings before income taxes by approximately $0.4 million.

The assumed rate of increase in compensation levels is calculated based primarily on expected wage inflation. For fiscal 2006, the assumption for the long-term rate of increase in compensation levels used for determining net periodic pension expense was 4.0 percent and will be 4.0 percent for fiscal 2007. Holding all other assumptions constant and increasing or decreasing the long-term rate of increase in compensation levels by 0.5 percentage points would decrease or increase fiscal 2007 consolidated earnings before income taxes by approximately $0.4 million.

Pension expense for fiscal 2007 is expected to be approximately $4.1 million. In subsequent fiscal years, future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

Income taxes - The Company accounts for income taxes in accordance with FASB Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In assessing the need for a valuation allowance, the Company estimates future taxable income, available tax planning strategies and the realizability of tax loss and credit carryforwards. In estimating future taxable income, the Company has analyzed its historical earnings in each jurisdiction taking into consideration the effect of certain nonrecurring items, which negatively impacted earnings in those periods. The Company has also considered the expected favorable shift in profits between various jurisdictions resulting from recently implemented tax planning strategies in assessing the realizability of its deferred tax assets.

The realization of these deferred tax assets can be impacted by changes in tax law, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Likewise, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company would decrease the recorded valuation allowance and record an increase to income in the period such determination was made.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely review the Company's tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The impact of these examinations on the Company's liability for income taxes cannot be presently determined. In management's opinion, adequate provision has been made for potential adjustments arising from these examinations.

The Company has not recognized United States tax expense on the unremitted earnings of certain of its foreign subsidiaries because it is not anticipated that such earnings will be remitted to the United States. These undistributed earnings were approximately $5.6 million as of April 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and specifies the accounting for the allocation of fixed production overhead costs. SFAS 151 is effective for the Company beginning May 1, 2006. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS 154 is effective for the Company on May 1, 2006, which is when the Company will adopt the standard. In the event of an accounting principle change as described by SFAS 154, the Company will comply with SFAS No. 154 unless other specific transitional guidance is available.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R")," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the Company beginning on May 1, 2006. The Company will adopt SFAS 123R on May 1, 2006 using the prospective method. The Company had $1.3 million, net of tax, of unvested stock option compensation expense not recognized as of April 30, 2006. The Company anticipates that it will incur, net of tax, approximately $0.7 million, $0.4 million and $0.2 million of compensation expense in the fiscal years ending April 30, 2007, 2008 and 2009, respectively.

In June 2005, the FASB issued Staff Position No. 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides requirements for the accounting for obligations associated with electronic equipment disposal for both commercial users and producers of electronic equipment. FSP 143-1 is effective the later of July 31, 2005 or the date of the adoption of the law by the individual member countries of the European Union. The Company does not expect the adoption of FSP 143-1 to have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exposures - Foreign currency exposures are identified and managed at the corporate level beginning in fiscal 2006. Prior to fiscal 2006, these risks were managed at the operating unit level. To manage these risks, the Company uses specific planning strategies with its operations located in various locations, which may include the use of foreign currency forward contracts, international tax transfer pricing strategies and intercompany loan planning strategies. There were no foreign currency forward contracts in place as of April 30, 2006 or 2005.

Interest Rate Exposures - The Company is subject to market risk from exposure to changes in interest rates because it finances its operations through variable interest rate debt. As of April 30, 2006, obligations under the Company's credit facility bore interest at floating rates. Interest on obligations under the Revolver is charged, at the option of the Company, at LIBOR plus 1.75 percent, or at the lender's prime rate. A 10 percent change in the interest rate applicable to the Company's $31.1 million of variable-rate credit facility debt would not have a significant impact to the Company's consolidated financial position, results of operations or cash flows.

Obligations under the outstanding $6.0 million of Industrial Development Bonds are at interest rates that are adjusted weekly to market rates. A 10 percent change in the interest rate applicable to the outstanding balance on these Bonds would not have a significant impact to the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gerber Scientific, Inc.
Consolidated Statements of Operations
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands except per share data		Restated (Note 2)	Restated (Note 2)
Revenue:
Product sales	$ 468,355	$ 458,055	$ 460,466
Service sales	62,063	59,267	56,350
	530,418	517,322	516,816
Costs and Expenses:
Cost of products sold	331,920	330,662	328,824
Cost of services sold	37,982	39,236	35,255
Selling, general and administrative expenses	118,053	120,366	106,868
Research and development	24,878	25,037	25,207
Restructuring charges	(231)	3,031	2,482
	512,602	518,332	498,636

Operating income (loss)	17,816	(1,010)	18,180

Other expense, net	(1,669)	(2,319)	(5,411)
Loss on early extinguishment of debt	(2,483)	---	---
Interest expense	(4,481)	(6,747)	(12,085)

Earnings (Loss) before income taxes	9,183	(10,076)	684
Income tax expense (benefit)	6,199	(4,438)	(3,897)
Earnings (Loss) before cumulative effect of a change in accounting principle	2,984	(5,638)	4,581
Cumulative effect of a change in accounting principle, net of tax benefit of $140 (Note 1)	(340)	---	---
Net Earnings (Loss)	$ 2,644	$ (5,638)	$ 4,581

Earnings (Loss) Per Share of Common Stock:
Basic:
Earnings (Loss) before cumulative effect of a change in accounting principle	$ 0.13	$ (0.25)	$ 0.21
Cumulative effect of a change in accounting principle	(0.01)	---	---
Net earnings (loss)	$ 0.12	$ (0.25)	$ 0.21

Diluted:
Earnings (Loss) before cumulative effect of a change in accounting principle	$ 0.13	$ (0.25)	$ 0.20
Cumulative effect of a change in accounting principle	(0.01)	---	---
Net earnings (loss)	$ 0.12	$ (0.25)	$ 0.20

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Balance Sheets
	April 30,
	2006	2005
In thousands of dollars and shares		Restated (Note 2)
Assets:
Current Assets:
Cash and cash equivalents	$ 14,145	$ 6,148
Accounts receivable (net of allowance for doubtful accounts of $7,016 and $9,706)	92,422	89,800
Inventories	53,794	52,363
Deferred tax assets	10,651	9,477
Prepaid expenses and other current assets	6,067	5,295
Total Current Assets	177,079	163,083
Property, plant and equipment, net	38,366	39,923
Goodwill	51,554	52,315
Deferred tax assets	27,696	39,577
Other assets, net	15,785	18,421
Total Assets	$310,480	$313,319

Liabilities and Shareholders' Equity:
Current Liabilities:
Current portion of long-term debt	$ 284	$ 29,482
Accounts payable	53,886	47,023
Accrued compensation and benefits	21,670	16,438
Other accrued liabilities	21,539	27,391
Deferred revenue	14,039	14,672
Total Current Liabilities	111,418	135,006
Long-term debt	36,836	16,260
Accrued pension benefit liability	19,641	30,695
Other long-term liabilities	16,969	15,643
	73,446	62,598
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000 shares; issued 23,265 and 22,984 shares	233	230
Paid-in capital	67,339	66,045
Retained earnings	69,782	67,138
Treasury stock, 656 and 680 shares, at cost	(13,496)	(13,991)
Unamortized value of restricted stock grants	(136)	(130)
Accumulated other comprehensive income (loss)	1,894	(3,577)
	125,616	115,715
Total Liabilities and Shareholders' Equity	$310,480	$313,319

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Cash Flows
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands		Restated (Note 2)	Restated (Note 2)
Cash flows from operating activities:
Net earnings (loss)	$ 2,644	$ (5,638)	$ 4,581
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	8,575	11,147	11,648
Deferred income taxes	(3,445)	(10,962)	(8,337)
Gain on sale of closed facility	---	(700)	---
Restructuring charges	(231)	3,031	2,482
Loss on early extinguishment of debt	2,483	---	---
Cumulative effect of a change in accounting principle	480	---	---
Other non-cash items	1,934	2,536	2,961
Changes in operating accounts:
Accounts receivable	(3,541)	5,061	2,371
Inventories	(1,929)	(1,018)	4,119
Prepaid expenses and other assets	(1,361)	1,780	3,566
Accounts payable and other accrued liabilities	13,466	13,384	5,541
Accrued compensation and benefits	5,525	(1,140)	(9,911)
Net cash provided by operating activities	24,600	17,481	19,021
Cash flows from investing activities:
Capital expenditures	(7,507)	(5,708)	(3,407)
Proceeds from sale of available for sale investments	776	588	5,778
Purchases of available for sale investments	(383)	(5,579)	(113)
Change in restricted investment in rabbi trust	---	5,426	(5,426)
Proceeds from sale of assets	454	838	---
Proceeds from sale of promissory note	---	---	994
Acquisition of intangible assets	(606)	(472)	(1,007)
Net cash used for investing activities	(7,266)	(4,907)	(3,181)
Cash flows from financing activities:
Debt repayments	(350,192)	(314,059)	(338,255)
Debt proceeds	341,564	300,654	311,596
Capitalized debt issue costs	(1,146)	---	(5,604)
Common stock issued	1,532	158	130
Net cash used for financing activities	(8,242)	(13,247)	(32,133)
Effect of exchange rate changes on cash	(1,095)	450	1,967
Increase (Decrease) in cash and cash equivalents	7,997	(223)	(14,326)
Cash and cash equivalents at beginning of year	6,148	6,371	20,697
Cash and cash equivalents at end of year	$ 14,145	$ 6,148	$ 6,371

Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$3,800	$6,300	$8,700
Income taxes, net of refunds	2,800	3,100	1,900

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Changes in Shareholders' Equity
In thousands of dollars and shares	Issued Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings Restated (Note 2)	Treasury Stock	Unamort. Value of Restrict. Stock Grants	Accum. Other Comp. Income (Loss) Restated (Note 2)	Total Restated (Note 2)
Balance as of April 30, 2003	22,908	$22,908	$43,703	$68,195	$(15,323)	$ (211)	$(24,851)	$ 94,421
Net earnings (restated)	--	--	--	4,581	--	--	--	4,581
Currency Translation Adjustment	--	--	--	--	--	--	10,616	10,616
Adj. for cash flow hedging, net of taxes of $791	--	--	--	--	--	--	1,271	1,271
Unrealized gains on securities, net of reclassification adjustment of $1,316 and taxes of $770 (restated)	--	--	--	--	--	--	1,297	1,297
Minimum pension liability change, net of $3,193 taxes (restated)	--	--	--	--	--	--	4,748	4,748
Comprehensive income (restated)								22,513
Stock issued to directors	--	--	(423)	--	644	--	--	221
Stock issued under employee plans, net	24	24	101	--	--	--	--	125
Restricted stock grants and cancellations, net of amortization	4	4	27	--	--	130	--	161
Balance as of April 30, 2004	22,936	22,936	43,408	72,776	(14,679)	(81)	(6,919)	117,441
Net loss (restated)	--	--	--	(5,638)	--	--	--	(5,638)
Currency Translation Adjustment	--	--	--	--	--	--	7,847	7,847
Adj. for cash flow hedging, net of taxes of $88	--	--	--	--	--	--	149	149
Unrealized gains on securities, net of reclassification adjustment of $(36) and taxes of $111(restated)	--	--	--	--	--	--	187	187
Minimum pension liability, change, net of $2,874 taxes (restated)	--	--	--	--	--	--	(4,841)	(4,841)
Comprehensive loss (restated)								(2,296)
Stock issued to directors	--	--	(450)	--	688	--	--	238
Stock issued under employee plans, net	28	20	189	--	--	--	--	209
Restricted stock grants and cancellations, net of amortization	20	13	159	--	--	(49)	--	123
Change in par value of common stock from $1.00 per share to $0.01 per share	--	(22,739)	22,739	--	--	--	--	--
Balance as of April 30, 2005	22,984	230	66,045	67,138	(13,991)	(130)	(3,577)	115,715
Net earnings	--	--	--	2,644	--	--	--	2,644
Currency Translation Adjustment	--	--	--	--	--	--	(2,692)	(2,692)
Unrealized gains on securities, net of reclassification adjustment of $(28) and taxes of $171	--	--	--	--	--	--	287	287
Minimum pension liability change, net of $4,674 taxes	--	--	--	--	--	--	7,876	7,876
Comprehensive income								8,115
Stock issued to directors	--	--	(295)	--	495	--	--	200
Stock issued under employee plans, net	276	3	1,511	--	--	--	--	1,514
Restricted stock grants and cancellations, net of amortization	5	--	78	--	--	(6)	--	72
Balance as of April 30, 2006	23,265	$ 233	$67,339	$69,782	$(13,496)	$ (136)	$ 1,894	$125,616

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates.

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Concentrations of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Approximately 68 percent of the Company's revenue was generated in fiscal 2006 by the Company's international operations. The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires letters of credit to support customer obligations. No individual customer accounted for more than 10 percent of consolidated revenue in any of the fiscal years ended April 30, 2006, 2005 or 2004.

Inventories - Inventories are stated at the lower of standard cost or market value, cost being determined using the first-in, first-out (FIFO) cost method. Inventory held at the Company's Apparel and Flexible Materials foreign non-manufacturing companies is valued on a weighted-average basis.

Property, plant and equipment - Property, plant and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in the Consolidated Statements of Operations.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are up to 50 years for buildings and 3 to 10 years for machinery, tools, and other equipment. Leasehold improvements are amortized over the minimum lease term or estimated useful life of the asset, whichever is shorter.

Goodwill and other intangible assets - Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Prior to the fourth quarter of fiscal 2006, goodwill impairment was measured annually on July 31 for the Ophthalmic Lens Processing reporting unit, October 31 for the Sign Making and Specialty Graphics Spandex reporting unit, and January 31 for the Apparel and Flexible Materials reporting unit, or more frequently if events or changes in circumstances indicated that the assets might be impaired. During the fourth quarter of fiscal 2006, the Company elected to change the timing of its annual impairment test to a more preferable schedule. For the fiscal year ended April 30, 2006, the Company performed its impairment tests under the former schedule above, and then in the fourth quarter of fiscal 2006 performed another impairment test of goodwill held within each reporting unit. The Company will continue to perform its impairment test during the fourth quarter of each subsequent fiscal year. The Company believes that the change from a staggered approach of performing annual goodwill impairment tests to an approach where all tests are performed during the same quarter is preferable as it provides for a more efficient testing cycle and matches the Company's annual budgeting cycle. This change had no effect on the Company's consolidated financial position, results of operations or cash flows. See Note 6.

Intangible assets that have finite useful lives, consisting primarily of patents, are amortized on a straight-line basis over their useful lives. In addition, these assets are reviewed for possible impairment whenever events or changes in circumstances indicate carrying value may not be recoverable. If the carrying amount of an intangible asset with a finite useful life exceeds the sum of its undiscounted future cash flows, the intangible asset's carrying value is written down to its fair value.

Valuation of long-lived assets - The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets' new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Warranty - A limited standard warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair and replace products under warranty. If actual return rates or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional expense may be required. Liabilities associated with extended warranties are recorded as deferred revenue and recognized over the extended warranty contract period on a straight-line basis.

Revenue recognition - Product sales consist of equipment, aftermarket supplies, and software sales. Equipment sales are direct sales of products to the sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries. Aftermarket sales include spare parts and consumable materials needed by customers to maintain and use the Company's equipment. Software sales consist of software products and software licenses. The Company's software products are "off-the-shelf" and do not require modification or customization by the Company.

The Company recognizes revenue on product sales in accordance with the SEC Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires revenue to be recognized when it is realized or realizable and earned, which occurs when the following criteria are met:

  persuasive evidence of an arrangement exists;
  delivery has occurred or services have been rendered;
  the price is fixed or determinable; and
  collectibility is reasonably assured

These conditions are generally met at the time of shipment, which is when title and the risks and rewards of ownership of the product transfer to the Company's customers. Software maintenance revenue is recognized on a straight-line basis over the term of the agreement in accordance with the AICPA's Statement of Position 97-2, "Software Revenue Recognition." Some of the Company's equipment is sold subject to customer acceptance provisions that include customer sign-off once equipment is properly installed. These customer acceptance provisions generally are not substantive in nature because the Company's equipment specifications are tested prior to shipment. Instances of equipment returns are infrequent and can be reasonably and reliably estimated.

Service Sales
Service sales are derived primarily from separately priced maintenance and extended warranty contracts on the Company's equipment sales and software subscriptions. Revenue on these items is recognized on a straight-line basis over the contractual period or when services are performed.

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

In situations where there are multiple elements included in the overall purchase price, the Company recognizes revenue equal to the fair value of the equipment at the time of shipment, which is when the elements meet the following criteria as specified in Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."

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

The fair value of the installation and training elements is deferred until the services are performed. If these three criteria are not met, which is a rare occurrence, equipment revenue is deferred until delivery of the other elements, at which time revenue for all elements is recognized.

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

Rebates
In the Sign Making and Specialty Graphics segment, the Company offers volume rebates entitling customers to receive refunds or reductions of prior purchase prices in certain instances. When rebates are offered, a liability is recorded based on estimated amounts of customer purchases at the later of the date that the revenue was recognized or the incentive was offered. When recognized, the reduction in, or refund of, the selling price from a sales incentive is classified as a reduction of product sales.

Shipping and handling fees and costs - The Company includes shipping and handling fees billed to customers in product sales. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales.

Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated to United States ("U.S.") dollars at exchange rates prevailing at the balance sheet date. Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature, as designated by management, are deferred and accumulated in a separate component of Shareholders' Equity. Revenue and expenses are translated at average exchange rates prevailing during the year. Transaction gains and losses are included in the Consolidated Statement of Operations. Foreign currency transaction gains (losses) included in Other Expense were $0.2 million, $(1.1) million, and $(2.8) million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively.

Derivative instruments and hedging activity - Historically, the Company has used foreign currency forward contracts to manage certain foreign currency risks. There were no derivative instruments used during the fiscal year ended April 30, 2006. Foreign currency forward contracts were utilized in the fiscal year ended April 30, 2005. Gains and losses on derivatives designated as cash flow hedges were recorded in Other Comprehensive Income for the fiscal years ended April 30, 2005 and 2004 and reclassified to Cost of Product Sales in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in Other expense, net.

Research and development - Research and development costs are charged to expense as incurred. These costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

Earnings per share - Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per common share are equal to net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net earnings divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Stock options and share grants - As more fully described in Note 10, the Company has stock option plans authorizing grants to officers and employees. The Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options through April 30, 2006. No stock-based compensation cost related to stock options has been reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the quoted market value of the underlying common stock on the date of the grant. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123," which require the disclosure of pro-forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if compensation cost had been recognized for the Company's stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing. Compensation costs for fixed awards are expensed straight line over the vesting period:
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands except per share amounts		Restated (Note 2)	Restated (Note 2)
Net earnings (loss), as reported	$ 2,644	$ (5,638)	$ 4,581
Add: Stock based employee compensation expense included in net earnings (loss), net of related tax effects	33	169	101
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(514)	(935)	(1,221)
Net earnings (loss), pro forma	$ 2,163	$ (6,404)	$ 3,461

Net earnings (loss) per share
Basic, as reported	$ 0.12	$ (0.25)	$ 0.21
Basic, pro forma	0.10	(0.29)	0.16

Diluted, as reported	$ 0.12	$ (0.25)	$ 0.20
Diluted, pro forma	0.09	(0.29)	0.15

In accordance with SFAS 123, the fair value of each stock option grant has been estimated on the dates of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. No dividend yield was assumed for the fiscal year ended April 30, 2006, 2005 or 2004.
	2006	2005	2004
Risk-free interest rate	4.4%	3.8%	3.1%
Expected life of option	5.7 years	4.7 years	4.7 years
Expected volatility	73%	74%	74%

Weighted-average fair values at date of grant for options granted during the fiscal years ended April 30, 2006, 2005 and 2004 were $6.28, $4.06 and $4.87, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R")," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the Company beginning on May 1, 2006. The Company will adopt SFAS 123R on May 1, 2006 using the prospective method. The Company had $1.3 million, net of tax, of unvested stock option compensation expense not recognized as of April 30, 2006. The Company anticipates that it will incur, net of tax, approximately $0.7 million, $0.4 million and $0.2 million of compensation expense in the fiscal years ending April 30, 2007, 2008 and 2009, respectively.

Investments - The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan. The mutual fund portfolios primarily consist of common stocks, fixed income securities and money market instruments. These investments are held in the custody of a major financial institution. The specific identification method is used to determine the cost basis of investments disposed of. As of April 30, 2006 and 2005, the Company's investments were classified as available for sale. These investments are recorded in the consolidated balance sheets at fair value and are included in Other assets, net. Unrealized holding gains are recorded within accumulated other comprehensive income within shareholders' equity, net of tax.

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company would record an impairment charge and establish a new cost basis for the investment at its current fair value. The Company would consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company's cost basis and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair value of investments is determined using quoted market prices for those securities.

Asset retirement obligations - Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143" ("FIN 47") was issued in March 2005. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company has determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements. The Company adopted FIN 47 on April 30, 2006 and recorded a noncash transition impact of $0.3 million, net of tax, which is reported as a cumulative effect of a change in accounting principle, net of tax, in the Consolidated Statement of Operations, and a liability for conditional asset retirement obligations of approximately $0.8 million. The adoption of FIN 47 will not have a material impact on the Company's future cash flows or results of operations.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if this Interpretation had been applied during the periods presented:
	For the Fiscal Years Ended April 30,
In thousands except per share amounts	2006	2005 [1]	2004 [1]
Net earnings (loss), as reported	$2,984	$(5,638)	$4,581
Less: Total depreciation and interest accretion costs, net of tax	(64)	(56)	(49)
Net earnings (loss), pro forma	$2,920	$(5,694)	$4,532
Earnings (Loss) per share:
Basic, as reported	$ 0.13	$ (0.25)	$ 0.21
Basic, pro forma	$ 0.13	$ (0.26)	$ 0.20
Diluted, as reported	$ 0.13	$ (0.25)	$ 0.20
Diluted, pro forma	$ 0.13	$ (0.26)	$ 0.20

1 Amounts disclosed for "Net earnings (loss), as reported" for the fiscal years ended April 30, 2005 and 2004 have been adjusted to reflect the restated amounts as discussed in Note 2.

Deferred financing costs - The Company amortizes capitalized financing costs over the life of the associated debt using the effective interest method. The unamortized amounts are included in Other assets, net on the Consolidated Balance Sheets.

New accounting pronouncements - In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and specifies the accounting for the allocation of fixed production overhead costs. SFAS 151 is effective for the Company beginning May 1, 2006. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS 154 is effective for the Company on May 1, 2006, which is when the Company will adopt the standard. In the event of an accounting principle change as described by SFAS 154, the Company will comply with SFAS No. 154 unless other specific transitional guidance is available.

In June 2005, the FASB issued FASB Staff Position No. 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides requirements for the accounting for obligations associated with electronic equipment disposal for both commercial users and producers of electronic equipment. FSP 143-1 is effective the later of July 31, 2005 or the date of the adoption of the law by the individual member countries of the European Union. The Company does not expect the adoption of FSP 143-1 to have a material impact on its financial position or results of operations.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

Reclassifications - Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended April 30, 2006.

The significant reclassifications made to the prior fiscal year consolidated financial statements included: (1) a reclassification of certain costs within the Sign Making and Specialty Graphics segment from selling, general and administrative expenses to cost of products sold of $7.3 million and $9.4 million for the fiscal years ended April 30, 2005 and 2004, respectively, related to an improved allocation of overhead costs in the segment; and (2) certain reclassifications between current and long-term deferred tax assets and liabilities to reflect a refinement in the application of jurisdictional netting of deferred taxes; these reclassifications resulted in an increase of $1.9 million of current and $9.8 million of long-term deferred tax assets and an increase of $4.3 million of current and $7.4 million of long-term liabilities as of April 30, 2005.

Note 2.  Restatement of Previously Issued Financial Statements

The Company restated its consolidated financial statements for the fiscal years ended April 30, 2005 and 2004, to correct errors in the accounting for assets held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan (the "Nonqualified Plan"). During fiscal 2006, the Company identified that the assets held in the rabbi trust were being accounted for as plan assets under FASB Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" for purposes of determining pension cost and the associated pension disclosures for the Company's Nonqualified Plan.  However, as the assets held in the rabbi trust are available to the general creditors of the Company in the event of bankruptcy, they do not qualify as assets of the Nonqualified Plan and should have been recorded as assets of the Company and accounted for under FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt or Equity Securities.

The restatement resulted in a net reduction of earnings in fiscal years ended April 30, 2005 and 2004, and a cumulative increase in long-term assets and a corresponding net change in long-term liabilities, accumulated other comprehensive loss and retained earnings, to properly reflect the fair value of the assets held in the rabbi trust and the accrued pension benefit liability and the additional minimum pension liability related to the Nonqualified Plan. The restatement also impacted the Company's cash flows, reducing net cash from operating activities, which was equally offset by an increase in net cash from investing activities. The restatement resulted in a cumulative increase to the opening retained earnings balance of $0.3 million, net of tax, as of the beginning of the fiscal year ended April 30, 2004. This error did not impact reported revenue or gross margins in any of the prior periods.

The effects of the restatement on the operating results for the fiscal years ended April 30, 2005 and 2004 were as follows:
	For the Fiscal Year Ended April 30, 2005		For the Fiscal Year Ended April 30, 2004
	As previously reported [1]	Restated	As previously reported [1]	Restated
In thousands except per share data
Selling, general and administrative expenses	$119,979	$120,366	$106,554	$106,868
Operating (loss) income	(623)	(1,010)	18,494	18,180
Other expense, net	(2,584)	(2,319)	(4,206)	(5,411)
(Loss) earnings before income taxes	(9,954)	(10,076)	2,203	684
Income tax (benefit) expense	(4,393)	(4,438)	(3,331)	(3,897)
Net (loss) earnings	(5,561)	(5,638)	5,534	4,581
(Loss) Earnings per share:
Basic	$ (0.25)	$ (0.25)	$ 0.25	$ 0.21
Diluted	(0.25)	(0.25)	0.25	0.20

The effects of the restatement on the balance sheet as of April 30, 2005 were as follows:

	April 30, 2005
	As previously reported [1]	Restated
In thousands
Deferred income taxes - long-term	$ 39,556	$ 39,577
Other assets, net	13,098	18,421
Total assets	307,975	313,319
Other accrued liabilities	27,387	27,391
Total current liabilities	135,002	135,006
Accrued pension benefit liability	25,264	30,695
Retained earnings	67,885	67,138
Accumulated other comprehensive loss	(4,233)	(3,577)
Total liabilities and shareholders' equity	307,975	313,319

This error did not impact reported current assets as of April 30, 2005.

The effects of the restatement on reported cash flows for the fiscal years ended April 30, 2005 and 2004 were as follows:
	For the Fiscal Year Ended April 30, 2005		For the Fiscal Year Ended April 30, 2004
	As previously reported [1]	Restated	As previously reported [1]	Restated
In thousands
Net (loss) earnings	$ (5,561)	$ (5,638)	$ 5,534	$ 4,581
Deferred income taxes	(10,917)	(10,962)	(7,771)	(8,337)
Prepaid expenses and other assets	1,769	1,780	2,251	3,566
Accounts payable and other accrued liabilities	13,708	13,384	5,576	5,541
Net cash provided by operating activities	17,916	17,481	19,260	19,021
Proceeds from sale of available for sale investments	---	588	---	5,778
Purchases of available for sale investments	---	(5,579)	---	(113)
Change in restricted investment in rabbi trust	---	5,426	---	(5,426)
Net cash used for investing activities	(5,342)	(4,907)	(3,420)	(3,181)

1 As previously reported, including certain fiscal 2006 reclassifications to conform to current year presentation.

These errors did not impact net cash used for financing activities for the fiscal years ended April 30, 2005 and 2004.

As applicable, the footnotes contained elsewhere within these consolidated financial statements have also been restated to correct these errors.

Note 3.  Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and continually monitors customer creditworthiness and payments from its customers. The Company requires, in some instances, bank letters of credit to support customer obligations. Allowances for doubtful accounts are maintained for estimated losses resulting from the customers' inability to make required payments. When it evaluates the adequacy of its allowance for doubtful accounts, the Company considers various factors including accounts receivable agings, customer credit worthiness and historical bad debts.

A rollforward of the allowance for doubtful accounts for each of the three fiscal years in the period ended April 30, 2006 was as follows:
In thousands	Balance at Beginning of Fiscal Year	Provision Charged to Expense	Doubtful Accounts Written off	Balance at End of Fiscal Year
Fiscal 2006	$ 9,706	$ 2,333	$ (5,023) 1	$ 7,016
Fiscal 2005	7,812	3,764	(1,870)	9,706
Fiscal 2004	7,277	3,391	(2,856)	7,812

1 Write-offs in 2006 were significantly higher than in prior fiscal years related to adjustments to remove old outstanding balances, which were previously reserved in prior fiscal years at certain European operating entities that were no longer considered collectible.

Note 4.  Inventories

Inventories, net of reserves, were as follows:
	April 30,
In thousands	2006	2005
Raw materials and purchased parts	$ 41,061	$ 39,800
Work in process	1,497	1,326
Finished goods	11,236	11,237
Total inventories	$ 53,794	$ 52,363

Note 5.  Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	April 30,
In thousands	2006	2005
Land	$ 1,108	$ 1,194
Buildings	28,637	29,804
Machinery, tools and equipment	73,904	91,340
	103,649	122,338
Accumulated depreciation	(67,549)	(82,521)
	36,100	39,817
Construction in progress	2,266	106
Total property, plant and equipment	$ 38,366	$ 39,923

Construction in progress as of April 30, 2006 consisted of a purchased computer software upgrade for the Company's enterprise resource planning system. Capitalized interest related to construction in progress was $0.1 million for the fiscal year ended April 30, 2006. Depreciation expense was $8.0 million, $10.6 million, and $10.7 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively.

Note 6.  Goodwill and Intangible Assets

 The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets, net on the Company's Consolidated Balance Sheets:

	April 30, 2006			April 30, 2005
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents	$ 7,313	$ 2,775	$ 4,538	$ 8,010	$ 3,095	$ 4,915
Other	525	194	331	703	226	477
Total amortized intangible assets	$ 7,838	$ 2,969	$ 4,869	$ 8,713	$ 3,321	$ 5,392

Intangible asset amortization expense was $0.6 million, $0.5 million and $0.9 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively. It is estimated to be $0.5 million for the fiscal year ending April 30, 2007 and $0.4 million for fiscal years ending April 30, 2008 through 2011.

During the fiscal years ended April 30, 2006, 2005 and 2004, the Company did not recognize any goodwill impairments or dispositions. Balances and changes in the carrying amount of goodwill for the fiscal years ended April 30, 2006 and 2005 were:
In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2004	$21,211	$12,703	$16,996	$50,910
Effects of currency translation	1,372	33	---	1,405
Balance as of April 30, 2005	22,583	12,736	16,996	52,315
Effects of currency translation	(523)	(238)	---	(761)
Balance as of April 30, 2006	$22,060	$12,498	$16,996	$51,554

Note 7.  Investments

The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan. Investments in available-for-sale securities included in Other assets, net for the fiscal years ended April 30, 2006 and 2005 were:

	For the Fiscal Years Ended April 30,
	2006			2005
In thousands	Cost	Unrealized Gains	Estimated Fair Value	Cost	Unrealized Gains	Estimated Fair Value
Mutual Funds	$4,710	$756	$5,466	$5,025	$298	$5,323

Gross realized gains of $28 thousand and $36 thousand were included in Other expense, net for the fiscal years ended April 30, 2006 and 2005, respectively. These gains were reclassified from accumulated other comprehensive income (loss) into the Consolidated Statements of Operations using the specific identification cost method.

Note 8.  Income Taxes
Components of the provision (benefit) for income taxes attributable to continuing operations were:

	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands		Restated (Note 2)	Restated (Note 2)
Current:
Federal	$ 235	$ ---	$ 310
State and local	452	705	709
Foreign	2,117	3,810	3,520
Total current	2,804	4,515	4,539

Deferred:
Federal	(3,707)	(5,979)	(4,807)
State and local	(194)	(664)	(429)
Foreign	7,296	(2,310)	(3,200)
Total deferred	3,395	(8,953)	(8,436)

Income tax expense (benefit)	$ 6,199	$(4,438)	$(3,897)

Reconciliations of the statutory U.S. Federal income tax rate to the consolidated effective income tax rate for each fiscal year were as follows:
	For the Fiscal Years Ended April 30,
	2006	2005	2004
		Restated (Note 2)	Restated (Note 2)
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	1.1	0.1	101.1
Foreign tax rate differences	14.8	(9.3)	(216.8)
Export tax incentives	(4.1)	13.9	(140.0)
Research and development tax credits	(3.7)	3.7	(58.8)
Adjustment of prior years' taxes	(1.0)	1.2	(305.7)
UK legislative change	25.0	---	---
Other, net	0.4	(0.6)	15.5
Effective income tax rate	67.5%	44.0%	(569.7)%

FASB Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be established if, based upon all available evidence, it is "more likely than not" that all or a portion of deferred tax assets may not be realized. A review of all available evidence includes Company performance, the market environment in which the company operates, the length of carryback and carryforward periods, as well as objectively verifiable evidence concerning future profitability. As of April 30, 2006 and 2005, the Company had valuation allowances of $14.3 million and $18.8 million, respectively. The net reduction in the valuation allowance of $4.5 million for the fiscal year ended April 30, 2006 relates to adjustments to certain state and foreign tax carryforwards, the effect of which has been included in the effective tax rate reconciliation in the adjustments for state income taxes and the foreign tax rate differential. The Company expects future operations will generate sufficient earnings to realize its remaining deferred tax assets. Deferred tax assets and liabilities as of April 30, 2006 and 2005 were:

	April 30, 2006		April 30, 2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
In thousands			Restated (Note 2)	Restated (Note 2)
Depreciation	$ 1,700	$ 2,600	$ 3,100	$ 800
Patents	---	1,700	---	1,800
Employee benefit plans	6,900	300	11,300	100
Asset valuations	19,100	2,600	19,600	4,600
Provisions for estimated expenses	4,300	---	4,400	3,400
Tax loss and credit carryforwards	19,400	---	27,900	---
Other	1,200	2,100	1,500	900
	52,600	9,300	67,800	11,600
Valuation allowance	(14,300)	---	(18,800)	---
	$ 38,300	$ 9,300	$ 49,000	$ 11,600

On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated as defined in the AJCA. The Company has evaluated the effects of the repatriation provisions and concluded that it would not repatriate its unremitted foreign earnings. United States income taxes have not been provided on $5.6 million of unremitted earnings from certain subsidiaries because they are considered indefinitely reinvested in the foreign operations of the subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various foreign jurisdictions. These taxes will be partially offset by United States foreign tax credits. Determination of the related amount of the unrecognized deferred income tax liability is not practicable.

The sources of earnings (loss) before income taxes were:
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands		Restated (Note 2)	Restated (Note 2)
United States	$ (3,968)	$ (4,843)	$(4,641)
Foreign	13,151	(5,233)	5,325
Earnings (loss) before income taxes	$ 9,183	$(10,076)	$ 684

As of April 30, 2006, the Company has approximately $196.0 million of tax net operating loss carryforwards, primarily state and foreign, of which $180.0 million expire as follows: $4.0 million from the fiscal years ending April 30, 2007 through 2011, none during the fiscal years ending April 30, 2012 through 2016, and $176.0 million from the fiscal years ending April 30, 2017 through 2026. In addition, the Company has approximately $5.2 million of federal tax credit carryforwards, of which $3.4 million expire as follows: $0.9 million from the fiscal years ending April 30, 2012 through 2016, and $2.5 million from the fiscal years ending April 30, 2017 through 2026.

Following is a rollforward of the valuation allowance on deferred tax assets for the fiscal years ended April 30, 2006, 2005 and 2004:

In thousands	Balance at Beginning of Fiscal Year	Charges to Income Tax Expense	Write-off of Fully Reserved Deferred Tax Assets	Deductions	Balance at End of Fiscal Year
Fiscal 2006	18,780	3,946	(8,162)	(272)	14,292
Fiscal 2005	14,377	5,220	(504)	(313)	18,780
Fiscal 2004	17,236	2,619	(5,424)	(54)	14,377

Charges to income tax expense relate primarily to net operating losses in foreign jurisdictions, the effect of which has been included in the effective tax rate reconciliation in foreign tax rate differential.

Note 9.  Borrowings

The Company's outstanding debt is comprised of the following:
		April 30,
In thousands	Effective rate(s)	2006	2005
Short-term line of credit	4.00%	$ 51	$ ---
Revolvers	6.58%	30,000	29,482
Term loans	6.83 - 7.75%	1,069	10,260
Industrial revenue bonds	3.80%	6,000	6,000
		37,120	45,742
Less portion due within one year		(284)	(29,482)
Total long-term debt		$ 36,836	$ 16,260

The variable interest rate feature of the Company's long-term debt allows its repricing at current market interest rates and the carrying amount as of April 30, 2006 approximates its fair value.

Credit Facility - On October 31, 2005, the Company entered into a credit facility (the "Credit Facility") with Citizens Bank of Massachusetts, the Export-Import Bank of the United States ("Ex-Im") and Sovereign Bank and refinanced its former senior credit facilities. The Credit Facility consists of a $50.0 million asset-based revolving line of credit (the "Revolver") that includes a $13.0 million working capital loan guarantee from Ex-Im. The Credit Facility also includes a $1.2 million term loan (the "Term Loan") and a $6.5 million standby letter of credit. The Revolver matures on October 31, 2008. The Term Loan requires 60 equal monthly principal payments that began in December 2005 and matures in November 2010. Weighted average interest rates of the Company's primary credit facility, inclusive of deferred debt issue costs amortized, were 11.0 percent in fiscal 2006, 13.5 percent in fiscal 2005 and 16.0 percent in fiscal 2004.

The Credit Facility obligations are secured by first priority liens on, and security interests in, selected assets of the Company in the United States and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable, and real estate and leasehold improvements. The Credit Facility obligations are also secured by the capital stock of subsidiaries of the Company.

The initial borrowings under the Credit Facility were used to repay all borrowings under and terminate the Company's four-year $110.0 million senior credit facilities entered into on May 9, 2003. Subsequent to the repayment of the amounts due related to the $110.0 million facilities, the facility was terminated by the Company.

Under the Revolver, the Company can terminate its commitment at any time, subject to a prepayment fee of 3.0 percent of the outstanding balance during the first year, 2.0 percent during the second year and 1.0 percent during the third year. The Company may permanently reduce the Revolver commitment by up to $10.0 million without any prepayment fee.

Revolver borrowings are subject to a borrowing base formula based upon eligible accounts receivable and eligible inventory. The Company must maintain a minimum availability of $1.0 million. Interest on obligations under the Revolver is charged, at the option of the Company, at LIBOR plus 1.75 percent, or at the lender's prime rate. As of April 30, 2006, the Company had $14.5 million available for borrowing on the Revolver based on its borrowing base.

The Company is required to pay a monthly commitment fee of 0.25 percent of the daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

The Term Loan is payable in 60 equal monthly installments. Interest on obligations under the Term Loan is charged, at the option of the Company, at LIBOR plus 2.0 percent, or at the lender's prime rate.

The Company is required to maintain two financial covenants set forth in the agreement, including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings, changes in control and restrictions on dividend payments. The Company was in compliance with all of the covenants under its financing arrangements as of April 30, 2006.

Effective January 31, 2006, the Company entered into an amendment with its lender to remove as an event of default the occurrence of a Material Adverse Effect, as defined in the Credit Facility. This eliminated the sole subjective acceleration clause from the Credit Facility. As a result of that amendment, only amounts due in one year or less are classified as a current liability on the Company's balance sheet as of April 30, 2006.

Previous Senior Credit Facilities - Prior to entering into the above mentioned credit facility, the Company was party to a four-year $110.0 million senior secured credit facilities. The senior secured credit facilities was completely paid in full and terminated in connection with the above refinancing. The Company incurred a $2.5 million pre-tax charge as part of the early extinguishment of its previous senior credit facilities, primarily related to the write-off of unamortized deferred financing costs.

Industrial Development Bonds - The Company has outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds ("Industrial Development Bonds"). The interest rate is adjusted to market rates on a weekly basis. During the fiscal years ended April 30, 2006 and 2005, the weighted average interest rate was 2.7 percent and 1.5 percent, respectively, and as of April 30, 2006, the effective interest rate was 3.8 percent. The Industrial Development Bonds are collateralized by certain property, plant and equipment and mature in 2014.

The demand feature of the Industrial Development Bonds is supported by a letter of credit from a major United States commercial bank. The letter of credit, which expires in September 2006, automatically renews on an annual basis through an evergreen clause and carries a fee of 1.75 percent of the face amount. Advances under the letter of credit become a note payable on demand at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in the property. There were no outstanding amounts under this letter of credit as of April 30, 2006 or 2005.

Short-term Lines of Credit - The Company had short-term bank lines of credit with several banks of approximately $2.6 million as of April 30, 2006 based on year-end foreign exchange rates. Of this borrowing capacity, only $0.1 million was outstanding as of April 30, 2006 at an interest rate of 4.0 percent and no amounts were outstanding as of April 30, 2005.

Note 10.  Preferred Stock, Common Stock, Stock Option Plans, Restricted Stock and Incentive Bonus Plans

Preferred Stock - The Company's Certificate of Incorporation authorizes 10.0 million shares of preferred stock, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2006, no preferred stock had been issued.

Common Stock - Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1.0 million shares in fiscal 2000. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2006, the Company could purchase up to an additional 2.0 million shares under the November 1998 Board of Directors' resolution.

Stock Option Plans - As of April 30, 2006 the Company had four stock incentive plans - the 2003 Employee Stock Option Plan (the "2003 Plan"), the 1992 Employee Stock Plan (the "1992 Employee Plan"), the 1992 Non-Employee Director Stock Option Plan (the "1992 Non-Employee Director Plan") and the Non-Employee Director's Stock Grant Plan (the "Non-Employee Director Stock Grant Plan"), under which employees and directors had the options to purchase or be granted Common Stock of the Company, as applicable.

The 2003 Plan provides for the grant of incentive stock options and non-qualified options to key employees for a ten-year term, exercisable at the common stock market price on the date of grant. Options vest in accordance with the terms of an employee's grant agreement, generally over three years. A total of 0.9 million shares of common stock are authorized under the 2003 Plan for issuance pursuant to options, restricted stock grants (up to 0.5 million shares), and bonus awards of common stock.

The 1992 Employee Plan, which expired on August 19, 2002, provided for the grant of incentive stock options and non-qualified options to officers and key employees for a ten-year term, exercisable at the common stock market price on the date of grant. Vested outstanding options under this plan remain exercisable in accordance with the terms of the 1992 Plan.

The 1992 Non-Employee Director Plan, which expired on August 19, 2002, provided for non-qualified stock option grants to eligible members of the Board of Directors who were not also employees of the Company. Options were granted with a ten-year term at the market price of the common stock on the date of grant and were immediately exercisable. Vested outstanding options under this plan remain exercisable.

The Non-Employee Director Plan provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $25,000 per year through April 30, 2006. The grants under this plan have been issued from reacquired shares.

A summary of stock option activity under the stock option plans for the three fiscal years ended April 30, 2006, 2005 and 2004 is set forth below:

	For the Fiscal Years Ended April 30,
	2006		2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	3,479,146	$ 11.77	3,289,155	$ 12.34	3,915,692	$ 12.63
Granted	367,000	9.48	427,500	6.61	10,000	7.98
Exercised	(278,324)	5.52	(47,148)	3.35	(22,771)	4.98
Forfeited	(722,296)	15.68	(190,361)	12.16	(613,766)	14.37
Outstanding at end of year	2,845,526	11.08	3,479,146	11.77	3,289,155	12.34

Exercisable at end of year	2,246,540	11.84	2,913,310	12.94	2,729,427	13.79

Reserved for future grants	109,666		442,000		890,000

Exercise prices for options outstanding as of April 30, 2006 ranged from $3.35 to $28.12. The weighted-average remaining contractual life of options outstanding as of April 30, 2006 is 5.2 years. In the event of a "change in control," as defined in the 2003 and 1992 Plans, all outstanding stock options granted under the 2003 and 1992 Plans become immediately exercisable.

The following is a summary of outstanding options under all plans as of April 30, 2006:
	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 3.35 - $ 5.03	362,666	6.1 years	$ 3.41	362,666	$ 3.41
$ 5.04 - $ 7.54	687,834	6.8 years	6.81	419,180	6.93
$ 7.55 - $ 11.31	748,250	7.2 years	9.32	422,917	9.21
$11.32 - $ 16.96	586,332	2.8 years	14.21	581,332	14.23
$16.97 - $ 25.44	426,266	2.0 years	21.96	426,266	21.96
$25.45 - $ 28.12	34,178	1.0 years	27.32	34,179	27.32
	2,845,526	5.2 years	11.08	2,246,540	11.84

Restricted Stock - The 2003 Plan permits restricted stock awards. The current outstanding restricted stock grants under the 2003 Plan vest one-fourth each year for the four-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company may grant restricted stock awards for a maximum of 0.5 million shares of common stock. The amount of compensation expense recognized for restricted stock awards, net of cancellations, was $0.1 million, $0.1 million and $0.2 million, in the fiscal years ended April 30, 2006, 2005, and 2004, respectively. Restricted stock award activity was as follows:
	For the Fiscal Years Ended April 30,
	2006	2005	2004
Restricted stock awarded (shares)	9,000	20,500	4,366
Weighted-average fair value on date of grant	$ 9.45	$ 6.98	$ 7.10

Incentive Bonus Plans - The Management Development and Compensation Committee of the Board of Directors (the "MDCC") approved the Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan, the Gerber Scientific, Inc. 2000-2004 Executive Annual Incentive Bonus Plan, and cash profit incentive bonus plans for each of the fiscal years ended April 30, 2006, 2005 and 2004. The bonus plans cover the Company's executive officers and other officers designated by the MDCC and the cash profit incentive plans cover substantially all employees.  All of the plans provide for annual cash incentives upon the achievement of performance goals, which are specified in the plans, for the Company's operating subsidiaries and the consolidated group. The amounts charged to expense under these plans for the fiscal year ended April 30, 2006 totaled $6.2 million. No amount was expensed under these plans for the fiscal years ended April 30, 2005 or 2004.

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive income (loss):
	Unrealized Gain/(Loss) on Derivative Instruments	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
In thousands
Balance as of April 30, 2003 Restated (Note 2)	$(1,420)	$ (8,602)	$ (1,297)	$(13,532)	$(24,851)
Change year-to-date	1,271	10,616	1,297	4,748	17,932

Balance as of April 30, 2004 Restated (Note 2)	(149)	2,014	---	(8,784)	(6,919)
Change year-to-date	149	7,847	187	(4,841)	3,342

Balance as of April 30, 2005 Restated (Note 2)	---	9,861	187	(13,625)	(3,577)
Change year-to-date	---	(2,692)	287	7,876	5,471

Balance as of April 30, 2006	$ ---	$ 7,169	$ 474	$ (5,749)	$ 1,894

Note 12.  Employee Benefit Plans
Pension Plans - The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Plan"), covering substantially all employees in the United States. Qualified Plan benefits accrued prior to May 1, 2004 were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service (before April 30, 2004). Effective May 1, 2004, Qualified Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued as of April 30, 2004. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and non-cash), including compensation related to stock option plans and certain other benefits and payments. Employees hired on or after May 1, 2004 are not eligible to participate in the Qualified Plan.

The Company's general policy is to fund the Qualified Plan's normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over periods ranging from 5 to 30 years. Cash contributions to the Qualified Plan totaled $3.1 million and $1.6 million in the fiscal years ended April 30, 2006 and 2005, respectively. The Company did not make any cash contributions to the Qualified Plan in the fiscal year ended April 30, 2004.

The Company also maintains an unfunded nonqualified supplemental pension plan (the "Nonqualified Plan") for certain employees in the United States. The Nonqualified Plan provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations. Employees hired on or after May 1, 2004 are not eligible to participate in the Nonqualified Plan.

Effective May 1, 2004, both the Qualified Plan and Nonqualified Plan were amended to reflect a new method for calculating final average earnings and a new early retirement table for those who qualify for early retirement. These changes resulted in a reduction of $5.1 million in the projected benefit obligation for the Qualified Plan and a reduction of $0.5 million in the projected benefit obligation for the Nonqualified Plan. The plan amendments had no impact on the accumulated benefit obligations, as accrued benefits as of April 30, 2004 were already earned by participants.

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.

The Company uses an April 30 measurement date for its pension plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheets as of April 30, 2006 and 2005:
	Qualified Plan		Nonqualified Plan
	2006	2005	2006	2005
In thousands				Restated (Note 2)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$102,451	$ 87,466	$ 7,668	$ 8,184
Service cost	2,894	2,615	164	160
Interest cost	5,531	5,348	405	493
Plan amendments	---	---	---	---
Actuarial (gain) loss	(8,835)	10,615	(438)	(623)
Benefits paid	(3,624)	(3,593)	(548)	(546)
Benefit obligation at end of fiscal year	98,417	102,451	7,251	7,668

Change in plan assets:
Fair value of plan assets at beginning of year	65,792	64,556	---	---
Actual return on plan assets	7,257	3,237	---	---
Employer contributions	3,112	1,592	---	---
Benefits paid	(3,624)	(3,593)	---	---
Fair value of plan assets at end of fiscal year	72,537	65,792	---	---

Funded status	(25,880)	(36,659)	(7,251)	(7,668)
Unrecognized net actuarial loss	21,555	33,745	1,136	1,645
Unrecognized prior service cost (benefit)	1,396	1,692	(41)	(44)
Net amount recognized	$ (2,929)	$ (1,222)	$ (6,156)	$ (6,067)

Amounts recognized in balance sheets:
Intangible assets	$ 1,396	$ 1,692	$ ---	$ ---
Accrued benefit liability	(13,208)	(23,841)	(6,471)	(6,854)
Accumulated other comprehensive income	8,883	20,927	315	787
Net amount recognized	$ (2,929)	$ (1,222)	$ (6,156)	$ (6,067)

Information as of April 30 for plans with an accumulated benefit obligation in excess of plan assets:
	Qualified Plan		Nonqualified Plan
	2006	2005	2006	2005
In thousands				Restated (Note 2)
Projected benefit obligation	$98,417	$102,451	$ 7,251	$ 7,668
Accumulated benefit obligation	85,745	89,633	6,471	6,854
Fair value of plan assets	72,537	65,792	---	---

Components of Net Periodic Benefit Cost for the fiscal years ended April 30:
	Qualified Plan			Nonqualified Plan
	For the Fiscal Years Ended April 30,			For the Fiscal Years Ended April 30,
	2006	2005	2004	2006	2005	2004
In thousands					Restated (Note 2)	Restated (Note 2)
Service cost	$ 2,894	$ 2,615	$ 3,293	$ 164	$ 160	$ 194
Interest cost	5,530	5,348	5,306	405	493	513
Expected return on plan assets	(5,609)	(5,326)	(4,636)	---	---	---
Amortization of: Prior service cost	296	296	781	(3)	(3)	109
Actuarial loss	1,708	931	1,520	63	109	122
Net periodic benefit cost	$ 4,819	$ 3,864	$ 6,264	$ 629	$ 759	$ 938

Weighted-average assumptions used to determine benefit obligations as of April 30:
	Qualified Plan	Nonqualified Plan
In thousands	2006	2005	2006	2005
Discount rate	6.25%	5.50%	6.25%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended April 30:
	Qualified Plan			Nonqualified Plan
In thousands	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	6.25%	6.25%	5.50%	6.25%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	---	---	---
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The expected return on assets assumption is developed considering several factors. Such factors include current and expected target asset allocation, the Company's historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations) and adjustments for anticipated or historical economic changes using a long-term investment horizon of expected future performance. The effects of asset diversification and periodic fund rebalancing are also considered.

The Company's weighted-average asset allocations as of April 30, by major asset category, were as follows:
	Qualified Plan
In thousands	2006	2005
Equity securities/mutual funds	73%	71%
Debt securities	26%	27%
Other (money market funds)	1%	2%
	100%	100%

The overall strategy of the Qualified Plan is to have a diverse portfolio that reasonably spans established risk and return levels, preserves liquidity and is designed to achieve an acceptable rate of return based on the investments' risk profiles.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The Qualified Plan's asset allocation is designed to provide diversification among various asset classes. Current target allocation percentages are approximately 70 percent invested in equities and 30 percent invested in fixed income assets for the Qualified Plan.

Equity securities of the Qualified Plan include 0.1 million shares of Gerber Scientific, Inc. common stock in the amount of $1.1 million (1 percent of total plan assets) and $0.7 million (1 percent of total plan assets) as of April 30, 2006 and 2005, respectively.

The Company expects to contribute $5.3 million to its Qualified Plan in the fiscal year ending April 30, 2007. No contributions are anticipated for its Nonqualified Plan.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company's Qualified and Nonqualifed Pension Plans:
In thousands	Qualified Plan	Nonqualified Plan
Fiscal Year 2007	$ 3,830	$ 515
Fiscal Year 2008	4,009	510
Fiscal Year 2009	4,289	534
Fiscal Year 2010	4,472	529
Fiscal Year 2011	4,662	522
Fiscal Years 2012-2016	28,509	2,721

401(k) Plan - Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the U.S. may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. The Company's expense for matching contributions was $0.9 million, $0.9 million and $0.4 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively. During the fiscal year ended April 30, 2004, the Company temporarily suspended the elective Company matching contribution.

Note 13.  Restructuring Charges

In the fiscal years ended April 30, 2005 and 2004, the Company recorded restructuring charges consisting of employee separation and facility consolidation costs associated with the Company's three-year business re-engineering plan in an effort to reduce costs. In the fiscal year ended April 30, 2006, the Company recorded adjustments to certain estimates related to severance. The more significant adjustment was the reversal of a $0.3 million restructuring charge related to severance payable to a former employee when it was determined that this amount would not be paid.

Fiscal 2005 Actions - The Company completed the final year of its three-year business re-engineering plan in the fiscal year ended April 30, 2005, which resulted in restructuring charges of $1.4 million in the Sign Making and Specialty Graphics segment, $0.1 million in the Apparel and Flexible Materials segment and $1.5 million in the Ophthalmic Lens Processing segment.

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

The following table displays a rollforward of the remaining accruals as of April 30, 2005 to April 30, 2006, excluding one adjustment to a fiscal 2004 facility consolidation accrual that is included in the April 30, 2004 rollforward.
In thousands	Employee Separation Accrual
Sign Making and Specialty Graphics
Fiscal 2005 charge	$ 992
Cash payments	(597)
Balance as of April 30, 2005	395
Cash payments	(359)
Change in estimates	(36)
Balance as of April 30, 2006	$ ---

Ophthalmic Lens Processing
Fiscal 2005 charge	$ 1,502
Cash payments	(994)
Balance as of April 30, 2005	508
Cash payments	(595)
Change in estimates	87
Balance as of April 30, 2006	$ ---

Fiscal 2004 Actions - In the fiscal year ended April 30, 2004, the Company recorded restructuring charges of $2.5 million. The Sign Making and Specialty Graphics segment incurred $2.1 million of these charges and the Ophthalmic Lens Processing segment incurred $0.4 million.

The Sign Making and Specialty Graphics segment charges consisted of a charge associated with a facility consolidation and a charge for employee separation costs related to an insignificant product line that was exited. The Ophthalmic Lens Processing segment's charges consisted of employee separation costs associated with the transition of segment operations to the shared services program and costs associated with a facility consolidation. The employee separations pertaining to both segments were completed during the fiscal year ended April 30, 2004.

The following table displays a rollforward of the accruals through April 30, 2006 for those that had a beginning balance at May 1, 2005 and were established during the fiscal year ended April 30, 2004 by segment (in thousands):

In thousands	Facility Consolidation Accrual
Sign Making and Specialty Graphics
Fiscal 2004 charge	$ 1,959
Cash payments	(205)
Balance as of April 30, 2004	1,754
Fiscal 2005 adjustment	428
Cash payments	(407)
Balance as of April 30, 2005	$ 1,775
Cash payments	(345)
Ending balance as of April 30, 2006	$ 1,430

Ophthalmic Lens Processing
Fiscal 2004 charge	$ 145
Cash payments	(12)
Balance as of April 30, 2004	133
Cash payments	(68)
Balance as of April 30, 2005	$ 65
Cash payments	(33)
Change in estimates	(32)
Ending balance as of April 30, 2006	$ ---

$ 1,430

Of the remaining balance as of April 30, 2006, $0.3 million is expected to be paid in the fiscal year ending April 30, 2007, $0.2 million in the fiscal year ending April 30, 2008, $0.1 million in the fiscal year ending April 30, 2009, $0.1 million in the fiscal year ending April 30, 2010, $0.1 million in the fiscal year ending April 30, 2011, and $0.6 million thereafter.

Fiscal 2003 Actions - During the fiscal year ended April 30, 2003, the Company implemented its shared services initiative between Gerber Technology and Gerber Scientific Products and consolidated Spandex warehouses in France and Germany. The accrual remaining as of April 30, 2005 related to a fiscal 2003 facility consolidation charge was paid in full during the fiscal year ended April 30, 2006.

Note 14.  Guarantees

Warranty - A limited warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale.

The following is a reconciliation of the beginning and ending balances of the Company's accrued warranty liability for the fiscal years ended April 30, 2006 and 2005, which are included in "Other accrued liabilities" on the Company's Consolidated Balance Sheets:
	For the Fiscal Years Ended April 30,
In thousands	2006	2005
Beginning balance	$ 1,782	$ 2,065
Changes in accruals related to: Warranties issued in the current period	4,800	3,439
Pre-existing warranties	---	707
Reductions for costs incurred	(4,137)	(4,429)
Ending balance	$ 2,445	$ 1,782

Financing Arrangements - The Company has agreements with major financial services institutions to provide customers with lease financing to assist customers in purchasing the Company's equipment. The financial services institutions are the lessor and the customer is the lessee. These leases typically have terms ranging from three to five years. As of April 30, 2006, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $21.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $8.6 million.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company. The Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution. As of April 30, 2006 and 2005, the Company recorded undiscounted accruals for the expected losses under recourse provisions of $0.6 million and $0.8 million, respectively.

Guarantees of Debt - As of April 30, 2006, certain subsidiaries of the Company were guarantors of the Company's Credit Facility. The guarantors are required to fulfill the Company's obligations over the life of the Credit Facility, if the Company fails to pay any portion of the outstanding debt when due.  Outstanding debt under the Credit Facility as of April 30, 2006 was $31.1 million.

Note 15.  Segment Reporting

Reportable segments are determined based on management's evaluation of the business units. The Sign Making and Specialty Graphics segment manufactures computer-controlled production systems, software, and aftermarket supplies sold to a diversified international customer base in the sign making and specialty graphics industries. The Apparel and Flexible Materials segment manufactures computer-controlled production systems and software for product design, marker-making (nesting), spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites. The Apparel and Flexible Materials segment's international customer base is in the apparel, aerospace, automotive, furniture and other industries. The Ophthalmic Lens Processing segment manufactures computer-controlled production systems and aftermarket supplies sold to a diversified international customer base in the ophthalmic industry.

Financial data for the past three fiscal years for the Company's reportable segments are shown in the following tables. The accounting policies of the reportable segments are substantially identical to those described in the summary of significant accounting policies. The effects of material intersegment transactions, which are not significant in amount, have been eliminated.
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands		Restated (Note 2)	Restated (Note 2)
Sign Making and Specialty Graphics	$276,277	$274,233	$278,615
Apparel and Flexible Materials	182,808	170,367	160,134
Ophthalmic Lens Processing	71,333	72,722	78,067
Total revenue	$530,418	$517,322	$516,816

Sign Making and Specialty Graphics1, 2	$11,331	$(1,099)	$11,083
Apparel and Flexible Materials2	22,958	20,841	20,154
Ophthalmic Lens Processing1, 2	676	(2,696)	(100)
Segment operating profit	34,965	17,046	31,137
Corporate operating expenses	(17,149)	(18,056)	(12,957)
Total operating profit (loss)	$ 17,816	$ (1,010)	$ 18,180

1 Fiscal 2004 results included restructuring and other charges of $2.1 million included in the Sign Making and Specialty Graphics segment and $0.4 million included in the Ophthalmic Lens Processing segment. (See Note 13)

2 Fiscal 2005 results included restructuring charges of $1.4 million in the Sign Making and Specialty Graphics segment, $1.5 in the Ophthalmic Lens Processing segment, and $0.1 million in the Apparel and Flexible Materials segment. Also included are adjustments related to prior years recorded in fiscal 2005 of $1.0 million in the Sign Making and Specialty Graphics segment and $0.2 million in the Ophthalmic Lens Processing segment. (See Note 13)

Asset information by reportable segment is not accumulated and disclosed as it is not reported to the Company's Chief Executive Officer and is not used internally.

Revenue by geographic area for the fiscal years ended April 30, 2006, 2005 and 2004 and net property, plant and equipment by geographic area as of April 30, 2006, 2005 and 2004 were as follows:
In thousands	United States	Europe	All Other	Total
2006
Revenue	$170,715	$214,169	$145,534	$530,418
Property, plant, and equipment, net	19,573	16,318	2,475	38,366

2005
Revenue	$160,741	$220,383	$136,198	$517,322
Property, plant, and equipment, net	18,633	18,406	2,884	39,923

2004
Revenue	$172,003	$214,865	$129,948	$516,816
Property, plant, and equipment, net	21,646	19,415	1,513	42,574

Revenues are attributed to specific countries based on the shipment destination.

Note 16.  Commitments and Contingencies

Leases - The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any capital leases. Rental expense under lease arrangements was $11.3 million, $10.1 million and $9.0 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively (see Note 19). Net rental expense recorded as Restructuring Expense on the Consolidated Statement of Operations was $0.4 million and $2.0 million for the fiscal years ended April 30, 2005 and 2004, respectively. Minimum annual rental commitments, including vacant facilities under a restructuring, as of April 30, 2006 under long-term noncancelable operating leases were:
In thousands	Building and Office Space	Machinery and Equipment	Total
2007	$ 7,640	$ 634	$ 8,274
2008	6,818	515	7,333
2009	5,946	418	6,364
2010	5,714	154	5,868
2011	5,407	70	5,477
After 2011	31,768	41	31,809
	$63,293	$ 1,832	$65,125

Future minimum rentals to be received under noncancelable subleases total $0.6 million.

The Company has two significant operating leases for facilities located in Connecticut and the United Kingdom. Each lease was originated under a sale-leaseback transaction. The Connecticut lease is a 17-year lease, entered into in the fiscal year ended April 30, 2002, and the United Kingdom lease is a 15-year lease, entered into in the fiscal year ended April 30, 2001. The United Kingdom lease contains a rent escalation feature that is accounted for straight-line over the contractual term of the lease.

Litigation matters - The Company is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business. While the outcome of current pending matters cannot be predicted definitively, management, after reviewing such matters and claims and consulting with the Company's internal and external counsel and considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material impact on the Company's consolidated financial position, results of operations, cash flows liquidity or competitive position.

Note 17.   Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share:
	For the Fiscal Years Ended April 30,
	2006	2005	2004
In thousands except per share amounts		Restated (Note 2)	Restated (Note 2)
Earnings (Loss) before cumulative effect of a change in accounting principle	$ 2,984	$ (5,638)	$ 4,581
Cumulative effect of a change in accounting principle	(340)	---	---
Net earnings (loss)	$ 2,644	$ (5,638)	$ 4,581

Basic - weighted-average shares outstanding	22,418	22,261	22,197
Effect of dilutive securities:	288	---	196
Diluted - weighted-average shares outstanding	22,706	22,261	$ 22,393

Basic:
Earnings (Loss) before cumulative effect of a change in accounting principle	$ 0.13	$ (0.25)	$ .21
Cumulative effect of a change in accounting principle	(0.01)	---	---
Net earnings (loss)	$ 0.12	$ (0.25)	$ .21

Diluted:
Earnings (Loss) before cumulative effect of a change in accounting principle	$ 0.13	$ (0.25)	$ .20
Cumulative effect of a change in accounting principle	(0.01)	---	---
Net earnings (loss)	$ 0.12	$ (0.25)	$ .20

For the fiscal years ended April 30, 2006, 2005 and 2004, stock options of 1.7 million, 2.5 million and 2.4 million, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options exceeded the average market price of the Company's common stock.

For the fiscal year ended April 30, 2005, stock options exercisable for an additional 0.2 million shares of common stock were excluded from the calculation of diluted (loss) per share because the Company reported a net loss and, therefore, the dilutive effect of these options was not included in the calculation of diluted shares outstanding in accordance with SFAS 128.

Note 18.  Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates because of its global presence and international sales and purchase activities. The Company may periodically enter into foreign currency contracts to manage its foreign currency risk. As of April 30, 2006 and 2005, the Company was not party to any derivative contracts.

As of May 1, 2004, shareholders' equity included a $0.1 million expense associated with hedging activity. During the fiscal year ended April 30, 2005, an additional $0.7 million was incurred as a cash flow hedging loss. The total $0.8 million expense was realized in the net loss on the April 30, 2005 Statement of Operations.

Note 19. Significant 2005 Adjustments

Included in the results for the fiscal year ended April 30, 2005 are adjustments related to prior year periods of $1.2 million. These adjustments were substantially comprised of a $0.6 million adjustment related to the accounting for an operating lease containing a rent escalation charge and a $0.4 million adjustment attributable to the accounting for an intercompany transaction, which occurred in the fiscal year ended April 30, 2001. The Company assessed these adjustments using the guidance in SEC Staff Accounting Bulletin No. 99 and concluded that these adjustments were not material and did not materially affect, either individually or in the aggregate, the trends of the financial statements for those periods affected or the fair presentation of the Company's financial position, results of operations or cash flows for the fiscal year ended April 30, 2005.

Note 20.  Quarterly Results (Unaudited)

Quarterly results of operations, dividends paid per share, and the market price range of the Company's common stock as reported on the New York Stock Exchange for each quarterly period of the past two fiscal years are set forth below. The Company did not pay dividends for the fiscal years ended April 30, 2006 and 2005.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Sales and service revenue	$128,764	$133,961	$124,612	$143,081
Gross profit	39,256	40,450	37,259	43,551
Net (loss) earnings (1)	(1,083)	(124)	(92)	3,943
Net (loss) earnings per common share:
Basic (1)	(0.05)	(0.01)	0.00	0.17
Diluted (1)	(0.05)	(0.01)	0.00	0.17
Stock price - High	7.92	8.40	11.34	12.13
- Low	5.90	5.86	7.85	9.69

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	Restated (4)
Sales and service revenue	$127,686	$131,416	$124,788	$133,432
Gross profit	39,220	38,082	36,224	33,898
Net earnings (loss) (2), (3)	620 (4)	(1,088)	(381)	(4,789)
Net earnings (loss) per common share:
Basic (2), (3)	.03	(.05)	(.02)	(.21)
Diluted (2), (3)	.03	(.05)	(.02)	(.21)
Stock price - High	7.34	7.99	8.09	7.67
- Low	5.50	5.83	6.41	6.35

For the fiscal year ended April 30, 2006, each of the quarters basic and diluted earnings per share do not sum to the full year basic and diluted earnings per share due to rounding.

(1) Net earnings for the fourth quarter of the fiscal year ended April 30, 2006 included the cumulative effect of an accounting change of $0.3 million, net of tax, for the adoption of FIN 47 ($0.01 per diluted share). See Note 1.

(2) Net earnings for the first quarter of the fiscal year ended April 30, 2005 included restructuring charges of $1.9 million ($1.2 million after tax, or $0.05 per diluted share). The net loss for the second quarter of the fiscal year ended April 30, 2005 included restructuring charges of $0.4 million ($0.2 million after tax, or $0.01 per diluted share). The net loss for the third quarter of the fiscal year ended April 30, 2005 included restructuring charges of $0.3 million ($0.2 million after tax, or $0.01 per diluted share). The net loss for the fourth quarter of the fiscal year ended April 30, 2005 included restructuring charges of $0.4 million ($0.3 million after tax, or $0.01 per diluted share). See Note 13.

(3) The net loss for the second quarter of the fiscal year ended April 30, 2005 included a prior year charge of $0.6 million ($0.4 million after taxes, or $0.02 per diluted share). The net loss for the fourth quarter of the fiscal year ended April 30, 2005 included a prior year charge of $0.6 million ($0.4 million after taxes, or $0.02 per diluted share). See Note 19.

(4) The first quarter of the fiscal year ended April 30, 2005 net earnings have been restated to reflect the impact of correcting the accounting related to the rabbi trust, which is more fully discussed in Note 2. The Company recorded the full year impact related to fiscal 2005 in the first quarter results as the impact on a quarterly basis was determined to be insignificant.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

We have completed an integrated audit of Gerber Scientific, Inc.'s 2006 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and its subsidiaries (the "Company") at April 30, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has changed the manner in which it accounts for asset retirement obligations.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
July 28, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Gerber Scientific, Inc.:

We have audited the accompanying consolidated balance sheet of Gerber Scientific, Inc. and subsidiaries as of April 30, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and subsidiaries as of April 30, 2005, and the results of their operations and their cash flows for the years ended April 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of April 30, 2005 and for the years ended April 30, 2005 and 2004.

/s/ KPMG LLP

KPMG LLP
Hartford, Connecticut
July 12, 2005, except as to Note 1 - asset retirement obligations and Note 2 to the consolidated financial statements which are as of July 28, 2006.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2005, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP as the Company's independent registered public accounting firm.

The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the fiscal years ended April 30, 2005 and 2004, management's assessment of the effectiveness of internal control over financial reporting as of April 30, 2005, and the effectiveness of internal control over financial reporting as of April 30, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal years ended April 30, 2005 and 2004 and during the subsequent interim period through August 25, 2005, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference thereto in its reports on the financial statements of the Company for such fiscal years.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred within the Company's fiscal years ended April 30, 2005 and 2004 or the subsequent interim period through August 25, 2005.

The Company provided KPMG LLP with a copy of the foregoing disclosures.

On August 30, 2005, the Audit Committee of the Board of Directors of the Company engaged PricewaterhouseCoopers LLP as the Company's new independent registered public accounting firm. During the Company's fiscal years ended April 30, 2005 and 2004 and during the subsequent interim period through August 30, 2005, neither the Company nor anyone on the Company's behalf consulted PricewaterhouseCoopers LLP regarding any of the matters referred to in Item 304(a)(2) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 30, 2006

Remediation of Material Weakness in Internal Control over Financial Reporting

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 under "Item 4 Controls and Procedures," the Company had identified a material weakness with respect to controls related to the process of translating certain intercompany balances.

The Company implemented new controls during the third quarter of fiscal 2006 to address the control failure that occurred during the second quarter of fiscal 2006. As part of the remediation activities, the Company:

  Conducted additional recalculations and analysis of the foreign exchange gains/losses recorded on these intercompany balances;
  Instituted an improved process for assessing the reasonableness of foreign exchange transaction gains/losses recorded on these intercompany balances; and
  Confirmed intercompany settlements on a monthly basis related to these balances at a transactional level.

As of April 30, 2006, the Company has determined that the new controls and corrective actions, taken as a whole, were effectively designed and have demonstrated effective operation to enable management to conclude that the material weakness identified earlier in fiscal 2006 has been remediated.

Management's Consideration of the Restatement

As disclosed in Note 2 to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company restated certain of its previously issued financial statements to correct for a misstatement in net earnings (loss) and cash flows in fiscal years 2005 and 2004 and balance sheet amounts reported for long-term assets, short- and long-term liabilities, accumulated other comprehensive loss and retained earnings. In arriving at the conclusion that the Company's internal control over financial reporting was effective as of April 30, 2006, management considered, among other things, the control deficiency associated with the accounting errors in such restated financial statements as they relate to the accounting for certain assets held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan. Management has assessed the control deficiency related to these accounting errors and has concluded that such deficiency did not constitute a material weakness as of April 30, 2006 as management determined that as of April 30, 2006, appropriate controls were designed, in place and operating effectively to prevent or detect a material misstatement of long-term assets, short- and long-term liabilities, accumulated other comprehensive loss and retained earnings and, therefore, the likelihood of such accounts being materially misstated was not more than remote.

Changes in Internal Control over Financial Reporting

Apart from concluding that the material weakness was remediated as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management of Gerber Scientific, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2006. In making this assessment, the Company used the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2006 based on the specified criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Marc T. Giles	/s/ Jay Zager
Marc T. Giles President and Chief Executive Officer	Jay Zager Executive Vice President and Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of executive officers is set forth under the caption "Executive Officers of the Registrant" included in Part I of this Annual Report on Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated herein by reference to the Proxy Statement for the 2006 annual meeting of the Company's shareholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference to the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this annual report:

1.	Financial Statements:	Page
	Consolidated Statements of Operations for the fiscal years ended April 30, 2006, 2005 and 2004	51
	Consolidated Balance Sheets as of April 30, 2006 and 2005	52
	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2006, 2005 and 2004	53
	Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years in the period ended April 30, 2006	54
	Notes to Consolidated Financial Statements	55
	Report of Independent Registered Public Accounting Firm	83
	Report of Independent Registered Public Accounting Firm	84

2.	Financial Statement Schedules
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits Gerber Scientific, Inc. herewith files the following exhibits:
	Exhibit Number	Exhibit Description
	3.1

Amended and Restated Certificate of Incorporation of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

	3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

	10.1	Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 2, 2005).

	10.2

Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

	10.3	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2005).

	10.4

Special Grant Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and George M. Gentile (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

	10.5

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and Marc T. Giles (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

	10.6

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and Bernard J. Demko (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002).

	10.7

Letter Agreement, dated as of August 1, 2001, and Modification to such agreement, dated as of August 30, 2001, between Gerber Scientific, Inc. and Elaine A. Pullen (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

10.8

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003).

10.9

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

10.10

Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents including Marc T. Giles and Bernard J. Demko (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

10.11

Severance Policy for Senior Officers of Gerber Scientific, Inc. as Amended and Restated Effective October 1, 2002 (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003).

10.12

Agreement and Lease between Spandex Ltd. and IM Properties Finance Limited for the sale and leaseback of property in Bristol, United Kingdom (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001).

10.13

Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

10.14

Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

10.15	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed on August 28, 1995).

10.16	Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Appendix B to the Company's Proxy Statement filed on August 8, 2003, as amended on August 18, 2003).

10.17	Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-116991).

10.18

Letter Agreement, dated as of September 22, 2003, between the Company and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

10.19

Letter Agreement, dated as of December 18, 2003, between Gerber Scientific, Inc. and Donald P. Aiken (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004).

10.20

Form of Nonqualified Stock Option Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.21

Form of Restricted Stock Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.22

Change in Control Agreement dated October 1, 2004 between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.23	Description of Director Compensation. Filed herewith.

10.24	Description of Executive Officer Compensation (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005).

10.25

Letter Agreement dated December 20, 2004 between Gerber Scientific, Inc. and Jay Zager (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005).

10.26

Change in Control Agreement dated February 28, 2005 between Gerber Scientific, Inc. and Jay Zager (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005).

10.27

Loan and Security Agreement (All Assets), dated October 31, 2005, among the Company, certain subsidiaries of the Company, Sovereign Bank, the Export-Import Bank of the United States, and Citizens Bank of Massachusetts, as administrative agent, collateral agent, and security trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2005).

10.28

First Amendment to Loan and Security Agreement (All Assets), dated October 31, 2005, among Citizens Bank of Massachusetts, as Agent, Issuing Bank, Revolving Credit Lender, and Term Loan Lender, Sovereign Bank, as Revolving Credit Lender and Term Loan Lender, Gerber Scientific, Inc., as Borrower, and Gerber Scientific International, Inc., as Borrower, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2005).

18.1	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company's timing of its annual goodwill impairment tests, effective for the fourth quarter of fiscal 2006. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. Filed herewith.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350. Filed herewith.

99.1	Supplemental Segment Information. Filed herewith.
(b)	See Item 15(a) 3. above.
(c)	See Item 15(a) 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

July 28, 2006	By:	/s/ John J. Krawczynski
John J. Krawczynski (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
July 28, 2006	/s/ Marc T. Giles (Marc T. Giles)	President, Chief Executive Officer and Director (Principal Executive Officer)

July 28, 2006	/s/ Jay Zager (Jay Zager)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
July 28, 2006	/s/ Donald P. Aiken (Donald P. Aiken)	Director, Chairman

July 28, 2006	/s/ Edward G. Jepsen (Edward G. Jepsen)	Director

July 28, 2006	/s/ Randall D. Ledford (Randall D. Ledford)	Director

July 28, 2006	/s/ John R. Lord (John R. Lord)	Director

July 28, 2006	/s/ Carole F. St. Mark (Carole F. St. Mark)	Director

July 28, 2006	/s/ A. Robert Towbin (A. Robert Towbin)	Director

July 28, 2006	/s/ W. Jerome Vereen (W. Jerome Vereen)	Director