Form 10-Q
period 2006-07-31
GERBER SCIENTIFIC INC
filed 2006-09-08
CIK 41133

________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
__________________ FORM 10-Q __________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2006 OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number 1-5865 ___________________________ Gerber Scientific, Inc. (Exact name of registrant as specified in its charter) _____________________________
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Common stock $0.01 par value per share. Total shares outstanding August 31, 2006	22,873,088
________________________________________________________

GERBER SCIENTIFIC, INC. INDEX Quarter Ended July 31, 2006
		Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations .......................................................................	3
		Condensed Consolidated Balance Sheets ........................................................................................	4
		Condensed Consolidated Statements of Cash Flows .....................................................................	5
		Notes to Condensed Consolidated Financial Statements ..............................................................	6-12
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ...	13-21
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk .......................................................	22
	Item 4.	Controls and Procedures .....................................................................................................................	22
Part II.	Other Information
	Item 1A.	Risk Factors ...........................................................................................................................................	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ......................................................	23
	Item 5.	Other Information .................................................................................................................................	24
	Item 6.	Exhibits ....................................................................................................................................................	24
Signature ...............................................................................................................................................................................			25
Exhibit Index ..........................................................................................................................................................................			26

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended July 31,
In thousands, except per share data	2006	2005
Revenue:
Product sales	$ 121,412	$ 113,417
Service sales	16,076	15,347
	137,488	128,764
Costs and Expenses:
Cost of products sold	86,248	79,865
Cost of services sold	9,535	9,643
Selling, general and administrative expenses	31,363	29,575
Research and development	5,968	6,312
Restructuring charges	---	(36)
	133,114	125,359
Operating income	4,374	3,405
Other income (expense), net	(159)	(175)
Interest expense	(777)	(1,431)
Income before income taxes	3,438	1,799
Income tax expense	1,414	2,882
Net income (loss)	$ 2,024	$ (1,083)

Earnings (Loss) per share of common stock:
Basic	$ 0.09	$ (0.05)
Diluted	$ 0.09	$ (0.05)

Weighted average shares outstanding:
Basic	22,621	22,311
Diluted	23,051	22,311

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands	July 31, 2006	April 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$ 8,063	$ 14,145
Accounts receivable, net	89,642	92,422
Inventories	60,171	53,794
Deferred tax assets	10,358	10,651
Prepaid expenses and other current assets	6,855	6,067
Total current assets	175,089	177,079

Property, plant and equipment, net	37,357	38,366
Goodwill	51,840	51,554
Deferred tax assets	27,765	27,696
Other assets, net	15,526	15,785
Total Assets	$ 307,577	$ 310,480

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$1,600	$284
Accounts payable	44,237	53,886
Accrued compensation and benefits	20,627	21,670
Other accrued liabilities	22,020	21,539
Deferred revenue	14,126	14,039
Total current liabilities	102,610	111,418

Long-term debt	38,778	36,836
Accrued pension benefit liabilities	19,596	19,641
Other liabilities	16,705	16,969

Commitments and contingencies

Shareholders' Equity:
Preferred stock	---	---
Common stock	234	233
Additional paid-in capital	68,520	67,339
Retained earnings	71,806	69,782
Treasury stock, at cost	(13,353)	(13,496)
Unamortized value of restricted stock grants	---	(136)
Accumulated other comprehensive income	2,681	1,894
	129,888	125,616
Total Liabilities and Shareholders' Equity	$ 307,577	$ 310,480
See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Quarter Ended July 31,
In thousands	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$ 2,024	$ (1,083)
Adjustments to reconcile net earnings (loss) to cash (used for) provided by operating activities:
Depreciation and amortization	2,117	2,190
Deferred income taxes	86	2,711
Restructuring charges	---	(36)
Stock-based compensation cost	304	17
Other non-cash items	248	698
Changes in operating accounts:
Accounts receivable	2,975	1,200
Inventories	(6,066)	(3,421)
Prepaid expenses and other assets	(723)	(951)
Accounts payable and other liabilities	(9,160)	1,688
Accrued compensation and benefits	(1,183)	1,531
Net cash (used for) provided by operating activities	(9,378)	4,544
Cash flows from investing activities:
Capital expenditures	(714)	(3,256)
Proceeds from sale of available for sale investments	92	---
Purchases of available for sale investments	(34)	---
Acquisitions of intangible assets	(150)	(144)
Net cash used for investing activities	(806)	(3,400)
Cash flows from financing activities:
Debt repayments	(70,362)	(70,457)
Debt proceeds	73,613	67,869
Excess tax benefits from stock-based compensation	283	---
Stock issued under employee plans	784	41
Net cash provided by (used for) financing activities	4,318	(2,547)

Effect of exchange rate changes on cash	(216)	(1,362)

Decrease in cash and cash equivalents	(6,082)	(2,765)
Cash and cash equivalents at beginning of year	14,145	6,148
Cash and cash equivalents at end of period	$ 8,063	$ 3,383

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2006, except for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," ("SFAS 123R") on May 1, 2006. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for the periods reported, have been included. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006. The condensed consolidated balance sheet has been derived from the April 30, 2006 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the prior year amounts disclosed in the condensed consolidated financial statements to conform to the presentation for the fiscal quarter ended July 31, 2006.

Note 2. Stock-Based Compensation

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted stock may be granted to employees from common stock. Directors may receive share grants from treasury stock. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three years. Restricted stock grants are expensed over the vesting period of the award. Under all stock option plans, the exercise price of the stock option is set on the grant date and may not be less than the fair market value per share on that date.

On May 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company elected to adopt the prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

The following table illustrates the effects on net loss and loss per share for the quarter ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

In thousands	Quarter Ended July 31, 2005
Net loss, as reported	$ (1,083)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	7
Less: Stock-based employee compensation expense determined under the Black-Scholes option pricing model, net of related tax effects	(88)
Net loss, pro forma	$ (1,164)

Basic and diluted loss per share:
As reported	$ (0.05)
Pro forma	$ (0.05)

The Company's condensed consolidated statements of operations include $0.2 million, net of $0.1 million of tax benefits, of stock-based compensation expense for the quarter ended July 31, 2006, which was recorded substantially within selling, general and administrative expenses.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the expected option term, the risk-free interest rate over the expected option term, and the Company's expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

There were no options granted in the quarters ended July 31, 2006 or 2005.

The Company did not recognize compensation expense for employee stock-based awards for the quarter ended July 31, 2005. The Company did recognize compensation expense under APB 25 related to restricted stock.

Stock option activity under all of the Company's stock plans since April 30, 2006 is summarized as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,846	$11.08	5.2 years
Options granted	---	---
Options exercised	(124)	$ 6.49		$ 0.8
Options canceled	(182)	$15.24
Outstanding as of July 31, 2006	2,540	$11.00	5.2 years	$14.0

Options exercisable at end of period	2,016			$10.4

The following table summarizes information about stock options outstanding as of July 31, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (in thousands)	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares (in thousands)	Weighted- Average Exercise Price
$3.35 - $5.03	293	5.8 years	$ 3.42	293	$ 3.42
$5.04 - $7.54	640	6.7 years	$ 6.79	439	$ 6.90
$7.55 - $11.31	722	7.0 years	$ 9.32	405	$ 9.21
$11.32 - $16.96	473	3.0 years	$14.09	467	$14.11
$16.97 - $25.44	391	1.9 years	$22.07	391	$22.07
$25.45 - $28.12	21	1.2 years	$27.33	21	$27.33
	2,540	5.2 years	$11.00	2,016	$11.69

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal quarter ended July 31, 2006:

In thousands except per share amounts	Shares	Weighted- Average Fair Value
Nonvested as of April 30, 2006	23	$8.03
Granted	---	---
Vested	(4)	$6.92
Forfeited	---	---
Nonvested as of July 31, 2006	19	$8.27

As of July 31, 2006, there was $2.3 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 3.   Inventories

Inventories, net of reserves, were as follows:

In thousands	July 31, 2006	April 30, 2006
Raw materials and purchased parts	$ 47,828	$ 41,061
Work in process	2,002	1,497
Finished goods	10,341	11,236
Total inventories	$ 60,171	$ 53,794

Note 4.   Restructuring

The Company's restructuring accrual as of April 30, 2006 was related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004. During the quarter ended July 31, 2006, payments of $0.1 million reduced the accrual to an ending balance of $1.4 million. The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 5.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets, net on the Company's Condensed Consolidated Balance Sheets:

July 31, 2006			April 30, 2006
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 7,338	$ 2,801	$ 7,313	$ 2,775
Other	541	204	525	194
Total amortized intangible assets	$ 7,879	$ 3,005	$ 7,838	$ 2,969

Intangible asset amortization expense was $0.1 million for the quarter ended July 31, 2006 and $0.2 million for the quarter ended July 31, 2005. Intangible asset amortization is estimated to be approximately $0.5 million annually for fiscal years ending April 30, 2007 and 2008, and $0.4 million for fiscal years ending April 30, 2009 through 2012.

There were no impairments or dispositions of goodwill during the quarters ended July 31, 2006 or 2005. Balances and changes in the carrying amount of goodwill for the quarter ended July 31, 2006 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2006	$ 22,060	$ 12,498	$ 16,996	$51,554
Effects of currency translation	367	(81)	---	286
Balance as of July 31, 2006	$ 22,427	$ 12,417	$ 16,996	$51,840

Note 6.   Segment Reporting

The Company's operations are classified into three reportable operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing. The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex, Ltd. business units.

The following table presents revenue by operating segment.

	Quarter Ended July 31,
In thousands	2006	2005

Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 23,137	$ 22,794
Spandex	50,022	47,126
Sign Making and Specialty Graphics	73,159	69,920
Apparel and Flexible Materials	46,543	42,229
Ophthalmic Lens Processing	17,786	16,615
Consolidated revenue	$ 137,488	$ 128,764

The table below presents operating income (loss) by segment and a reconciliation to consolidated operating income.

	Quarter Ended July 31,
In thousands	2006	2005

Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 1,706	$ 2,123
Spandex	1,532	957
Sign Making and Specialty Graphics	3,238	3,080
Apparel and Flexible Materials	5,967	5,068
Ophthalmic Lens Processing	260	(682)
Segment operating income	9,465	7,466
Corporate operating expenses	(5,091)	(4,061)
Consolidated operating income	$ 4,374	$ 3,405

Note 7.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter Ended July 31,
In thousands	2006	2005
Net income (loss)	$ 2,024	$ (1,083)
Other comprehensive income (loss):
Foreign currency translation adjustments	830	(6,350)
Unrealized investment loss	(43)	---
Total comprehensive income (loss)	$ 2,811	$ (7,433)

Note 8. Earnings (Loss) Per Share

Basic and diluted earnings per common share are calculated in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive. The following table sets forth the computation of basic and diluted net earnings (loss) per common share:

	Quarter Ended July 31, 2006			Quarter Ended July 31, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings per share	$ 2,024	22,621	$ 0.09	$ (1,083)	22,311	$ (0.05)
Effect of dilutive options and awards	---	430	---	---	---	---
Diluted earnings per share	$ 2,024	23,051	$ 0.09	$ (1,083)	22,311	$ (0.05)

For the quarter ended July 31, 2005, stock options exercisable for an additional 0.2 million shares of common stock were excluded from the calculation of diluted loss per share because the Company reported a net loss.

Note 9.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding during the quarter ended July 31, 2006.

Changes in the carrying amounts of product warranties were as follows:

	Quarter Ended July 31,
In thousands	2006	2005
Beginning balance	$ 2,445	$ 1,782
Warranties issued in the current period	1,567	1,437
Reductions for costs incurred	(1,665)	(1,268)
Ending balance	$ 2,347	$ 1,951

Note 10.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	Quarter Ended July 31,
In thousands	2006	2005
Service cost	$ 614	$ 765
Interest cost	1,575	1,484
Expected return on plan assets	(1,533)	(1,512)
Amortization of:
Prior service cost	73	73
Actuarial loss	188	457
Net periodic benefit cost	$ 917	$ 1,267

For the quarter ended July 31, 2006, $0.8 million in cash contributions were made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects to contribute $4.1 million to this plan in the fiscal year ending April 30, 2007.

Note 11.  Income Taxes

The Company's effective tax rates were 41.1 percent and 160.2 percent for the quarters ended July 31, 2006 and 2005, respectively, as compared with the statutory rate of 35.0 percent. The higher consolidated tax rate in the quarter ended July 31, 2006 was attributable to losses in certain foreign jurisdictions where the Company was not able to record a tax benefit. In the first quarter of fiscal 2006, the Company recorded a tax charge of $2.3 million as a result of a change in United Kingdom tax law. Excluding this tax charge, the Company's consolidated tax rate from continuing operations for the first quarter of fiscal 2006 would have been 32.7 percent compared with the statutory rate of 35.0 percent. The lower consolidated tax rate in fiscal 2006 was primarily attributable to benefits related to export tax incentives and research and development tax credits.

Note 12. Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements under the securities laws. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable. Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1A. "Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended April 30, 2006. The Company cannot assure that its financial position, result of operations or cash flows will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

OVERVIEW

In the first quarter of fiscal 2007, the Company produced solid revenue growth over the corresponding quarter in the prior year. Excluding the favorable impact of foreign currency translation, revenue increased almost 5 percent, compared with the first quarter of fiscal 2006. Revenue growth occurred across all three operating segments. The growth was largely attributable to China-based revenue and sales of key new products compared with the same period in the prior year.

The Company reported its highest quarterly revenue ever in China during the first quarter of fiscal 2007; benefiting from its investment in China and other Asian markets, primarily within its Apparel and Flexible Materials segment. Increased revenue in China and other Asian markets was primarily generated by higher sales volume. In terms of revenue contribution, the most significant of the Company's new products to date in fiscal 2007 is the Solara UV2 inkjet printer developed for the Sign Making and Specialty Graphics segment.

The Company's Ophthalmic Lens Processing segment reported $0.3 million of operating income in the first quarter of fiscal 2007, which represented an improvement of $0.9 million compared with the first quarter of fiscal 2006. The Company believes that the stabilization of this segment after prior years' restructuring activities is reflected in this improvement and those activities are expected to continue producing favorable results.

The Company increased operating income by $1.0 million in the first quarter of fiscal 2007 compared with the same period of the prior year. Gross margin contributed $2.4 million to the higher operating income, driven by the success of new products and increased revenue in China. Partially offsetting the additional gross margin contribution were higher selling, general and administrative expenses of $1.8 million, as compared to the same quarter in the prior year, which included additional charges of $0.3 million for the expensing stock option compensation costs as of May 1, 2006 in conjunction with the Company's adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."

The Company began its implementation of the Gerber Business System late in fiscal 2006. This initiative focuses on the implementation of "lean" processes throughout the Company. These improved processes are expected to contribute to improved gross margins and the control of selling, general and administrative expenses.

The overall increase in net income in the first quarter of fiscal 2007 compared with the same quarter in the prior year reflects the operating income improvements referred to above, as well as the Company's lower cost of debt compared with periods prior to the October 31, 2005 refinancing. Additionally, the prior year results included incremental tax expense of $2.3 million related to a United Kingdom tax legislation change.

RESULTS OF OPERATIONS

Revenue
	Quarter Ended July 31,		Percent Change
In thousands	2006	2005
Revenue	$ 137,488	$ 128,764	6.8%

Adjusting for the effect of foreign currency translation of approximately $2.6 million, revenue increased by $6.2 million across all segments. This increase was primarily attributable to sales volume improvements, particularly the Company's improved revenue performance in China, which increased by $2.6 million, and the success of key new products, which increased by $1.6 million compared with the same period in the prior year.

The following table shows equipment and software product revenue and aftermarket supplies and service revenue as a percentage of total revenue for the quarters ended July 31, 2006 and July 31, 2005.

	Quarter Ended July 31,
	2006	2005
Equipment and software revenue	31%	30%
Aftermarket supplies and service revenue	69%	70%

On a geographic basis and adjusted for foreign currency translation, the Company's first quarter of fiscal 2007 business volume was higher in each geographic region, consisting of North America, Europe and the Rest of World, compared with the first quarter of fiscal 2006. The largest increases were in North America and the Rest of World regions. The North American revenue increases were across all segments, and reflected the positive market reaction of the Company's new products and sales volume increases for aftermarket supplies. The Rest of World region increase was primarily within the Apparel and Flexible Materials segment and principally reflected increased equipment revenue within China.

Gross Profit Margins

	Quarter Ended July 31,		Percent Change
In thousands	2006	2005
Gross profit	$ 41,705	$ 39,256	6.2%
Gross profit margin	30.3%	30.5%

Gross profit increased in the quarter ended July 31, 2006 by $2.4 million compared with the quarter ended July 31, 2005. Sales volume contributed $2.0 million of the total increase. Gross profit margin declined by a modest 0.2 percentage points, primarily related to the sales mix of equipment, software and aftermarket materials. The Company has launched several programs to strengthen gross profit margins, including low-cost sourcing of key parts and components of new equipment products and the implementation of the Gerber Business System.

Selling, General and Administrative Expenses
	Quarter Ended July 31,		Percent Change
In thousands	2006	2005
Selling, general and administrative expenses	$ 31,363	$ 29,575	(6.0%)
Percentage of revenue	22.8%	23.0%

Adjusting for the effect of foreign currency translation, selling, general and administrative expenses increased $1.4 million in the first quarter of fiscal 2007 from the first quarter of fiscal 2006. The increase was primarily attributable to higher professional fees of $0.4 million primarily associated with fiscal 2006 year-end financial statement audit procedures, costs of $0.3 million associated with the Gerber Business System initiatives, stock option compensation expense of $0.3 million and increased sales and marketing expenses primarily related to the timing of trade shows. Slightly offsetting these increases was lower pension expense of approximately $0.3 million compared with the first quarter of fiscal 2006.

Research and Development
	Quarter Ended July 31,		Percent Change
In thousands	2006	2005
Research and development	$ 5,968	$ 6,312	5.4%
Percentage of revenue	4.3%	4.9%

Research and development ("R&D") expenses decreased in dollars and as a percentage of revenue in the first quarter of fiscal 2007 primarily due to lower external project spending related to the Company's new products.

Other Income (Expense), net

Other expenses were relatively stable for the quarter ended July 31, 2006 compared with the quarter ended July 31, 2005. The primary components of other expenses are bank fees and foreign currency exchange gains and losses.

Interest Expense

	Quarter Ended July 31,		Percent Change
In thousands	2006	2005
Interest expense	$ 777	$ 1,431	45.7%
Weighted-average credit facility interest rates	9.0%	13.3%

The decrease in interest expense of $0.7 million was primarily attributable to lower debt balances and lower weighted-average interest rates associated with the credit facility refinancing in fiscal 2006. Average debt balances under the Company's credit facility were $31.9 million in the first quarter of fiscal 2007 compared with $40.4 million in the first quarter of fiscal 2006.

Income Tax Expense

The Company's effective tax rates were 41.1 percent and 160.2 percent for the quarters ended July 31, 2006 and 2005, respectively, as compared with the statutory rate of 35.0 percent. The higher consolidated tax rate in the quarter ended July 31, 2006 was attributable to losses in certain foreign jurisdictions where the Company was not able to record a tax benefit. In the first quarter of fiscal 2006, the Company recorded a tax charge of $2.3 million as a result of a change in United Kingdom tax law. Excluding this tax charge, the Company's consolidated tax rate from continuing operations for the first quarter of fiscal 2006 would have been 32.7 percent compared with the statutory rate of 35.0 percent. The lower consolidated tax rate in fiscal 2006 was primarily attributable to benefits related to export tax incentives and research and development tax credits.

SEGMENT REVIEW

Sign Making and Specialty Graphics

	Quarter Ended July 31, 2006			Quarter Ended July 31, 2005
	GSP[1]	Spandex[1]	Total	GSP[1]	Spandex[1]	Total
In thousands
Revenue	$ 23,137	$ 50,022	$ 73,159	$ 22,794	$ 47,126	$ 69,920
Segment operating profit	1,706	1,532	3,238	2,123	957	3,080

1 The Sign Making and Specialty Graphics segment is comprised of the Gerber Scientific Products ("GSP") and Spandex, Ltd. ("Spandex") business units. GSP engineers and manufactures sign making and specialty graphics products, supplies and services and distributes through the Spandex distribution network and various independent distributors in the United States and internationally. Spandex is a distributor for GSP, as well as other equipment and aftermarket consumables suppliers of sign making and specialty graphics products, primarily serving markets in Europe, Australia and New Zealand.

Segment revenue increased $3.2 million, or 4.6 percent, from the prior year comparable quarter. Foreign currency translation contributed $2.0 million to the overall increase in segment revenue for the quarter.

On a business unit basis, excluding the favorable impact of foreign currency, GSP revenue decreased $0.4 million and Spandex revenue increased $1.6 million. GSP's revenue in the first quarter of the prior year benefited by shipments of a comparatively high backlog of the Edge FX product, which was introduced late in fiscal 2005, resulting in higher revenue in the same quarter in the prior year. Offsetting this decline, GSP sales in the first quarter of fiscal 2007 included the Solara UV2 inkjet printer, which was introduced in the third quarter of fiscal 2006. The Spandex revenue increase was primarily attributable to an increase in aftermarket materials sales. Fiscal 2006 Spandex first quarter revenue was adversely impacted by the effect of business disruption associated with the implementations of the Company's enterprise resource planning system in Australia and New Zealand.

Segment operating profit increased $0.2 million compared with the same quarter in the prior year. GSP reported $0.4 million lower operating profit, primarily related to lower equipment and aftermarket sales volume and higher marketing costs associated with new product introductions. Spandex reported improved operating profit of $0.6 million related to gross margin improvements and lower professional fees primarily related to the prior year implementation of the Company's enterprise resource planning system in Australia and New Zealand.

Apparel and Flexible Materials

	Quarter Ended July 31,
In thousands	2006	2005
Revenue	$ 46,543	$ 42,229
Segment operating profit	5,967	5,068

Segment revenue for the first quarter of fiscal 2007 increased $4.3 million, or 10.2 percent, from the prior year comparable quarter. Foreign currency translation contributed $0.4 million to the overall increase in segment revenue for the quarter. The higher revenue was primarily attributable to increased sales volume in China and North America, primarily related to increased cutting and spreading equipment sales.

Segment operating profit for the first quarter of fiscal 2007 was $0.9 million higher compared with the same quarter in the prior year. Gross margin improved by $2.1 million driven by increased sales volume of multi-ply and single-ply cutters, as well as a favorable software mix. Although sales volume was elevated in China and other Asian markets, it was, and may continue to be, offset slightly by pricing pressures in those markets as they continue to develop. Operating expenses were $1.2 million higher for the quarter ended July 31, 2006 compared with the same quarter in the prior year. Contributing to the increase were higher sales and marketing expenses related to sales volume increases and the timing of a trade show.

Ophthalmic Lens Processing

	Quarter Ended July 31,
In thousands	2006	2005
Revenue	$ 17,786	$ 16,615
Segment operating profit (loss)	260	(682)

Segment revenue for the first quarter of fiscal 2007 increased $1.2 million, or 7.0 percent, from the prior year comparable quarter. Foreign currency translation contributed $0.2 million to the overall increase in segment revenue for the quarter. The higher revenue was primarily attributable to the introduction of new key products and increased sales volume of surfacing equipment. Lower finishing equipment demand partially offset these increases.

Segment operating profit improved $0.9 million compared with the same quarter in the prior year. This improvement was attributable to the favorable gross margin impact of new products due to higher sales volume, as well as lower R&D and other costs. The lower R&D costs reflect the product lifecycle for new products under development for this segment.

Corporate Expenses

	Quarter Ended July 31,
In thousands	2006	2005
Operating expenses	$ 5,091	$ 4,061

Corporate operating expenses were $1.0 million higher in first quarter of fiscal 2007 compared with the prior year comparable period. Contributing to this increase were higher professional fees of $0.4 million primarily associated with fiscal 2006 year-end financial statement audit procedures, costs of $0.3 million associated with the Gerber Business System initiatives, stock option compensation expense of $0.3 million and severance costs of $0.3 million. Partially offsetting these higher costs were lower pension expenses of $0.4 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short- and long-term, will be to fund operating and capital expenditures, product development, acquisitions, expansion in China, pension plan funding and debt service. The primary sources of liquidity are internally generated cash flows and borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business or delayed product introductions.

The Company believes that its cash on hand, cash flows from operations and borrowings available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements. As of July 31, 2006, the Company had $7.2 million available for borrowing under its revolving credit facility based on its borrowing base. It is currently expected that the Company's future expenditures will be funded primarily from operations and revolving credit facility borrowings.

The following table provides information about the Company's capitalization as of the dates indicated:

In thousands except ratio amounts	July 31, 2006	April 30, 2006
Cash and cash equivalents	$ 8,063	$ 14,145
Working capital	$ 72,479	$ 65,661
Total debt	$ 40,378	$ 37,120
Net debt (total debt less cash and cash equivalents)	$ 32,315	$ 22,975
Shareholders' equity	$ 129,888	$ 125,616
Total capital (net debt plus shareholders' equity)	$ 162,203	$ 148,591
Current ratio	1.71%	1.59%
Net debt-to-total capital ratio	19.9%	15.5%

Cash Flows

Cash used for operating activities was $9.4 million in the first quarter of fiscal 2007 compared with cash provided by operations of $4.5 million in the prior year comparable period. The $13.9 million decline in these cash flows was primarily attributable to increased inventory purchases and reductions in accounts payable and other accrued liabilities, including year-end employee bonus payments.

The Company borrowed $3.3 million to fund operating activities, as well as capital expenditures of $0.7 million and intangible asset additions of $0.2 million. Capital expenditures are expected to be approximately $6.0 million to $8.0 million for the full fiscal year.

Financial Condition

The United States dollar weakened against the Euro, the Great Britain pound and the Australian dollar and strengthened against the Canadian dollar as compared with April 30, 2006. The net impact of these currency movements resulted in higher translated Euro, Great Britain Pound and Australian dollar-denominated assets and liabilities and lower translated Canadian dollar-denominated assets and liabilities compared with balances as of April 30, 2006. The most significant portion of the Company's international assets and liabilities are denominated in the Euro.

Net accounts receivable decreased to $89.6 million as of July 31, 2006 from $92.4 million as of April 30, 2006. This decrease was primarily attributable to the collection of accounts receivable resulting from strong fiscal 2006 fourth quarter shipments, offset by the effect of foreign currency translation and the increase in days sales outstanding ("DSO"). DSO in ending accounts receivable were 59 as of July 31, 2006 compared with 58 as of April 30, 2006.

Inventories increased to $60.2 million as of July 31, 2006 from $53.8 million as of April 30, 2006. The inventory increase was caused by anticipated increases in sales volumes, an increase in order backlog and the effect of foreign currency translation. Inventory turnover decreased to 6.7 times annually as of July 31, 2006 from 7.4 times annually as of April 30, 2006.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, decreased to $101.0 million as of July 31, 2006 from $111.1 million as of April 30, 2006, primarily due to the timing of payments to the Company's vendors and year-end employee bonus payments. Days purchases outstanding in accounts payable decreased to 42 days as of July 31, 2006 from 49 days as of April 30, 2006.

Credit Facility

The Company's primary source of borrowing is a $50.0 million asset-based revolving line of credit with a group of banking institutions, which matures in 2008. The Company also has a term loan that is payable in monthly installments through 2010.

The Company was in compliance with its financial covenants as of July 31, 2006. The following table summarizes the Company's compliance with its financial covenants as of July 31, 2006:

Covenants	Actual at July 31, 2006	Requirement
Maximum Leverage Ratio	2.71 to 1.00	< 3.75 to 1.00
Minimum Debt Service Coverage Ratio	3.88 to 1.00	> 1.25 to 1.00

The Company's ability to continue to comply with these covenants will depend primarily on its success in growing the business and generating substantial operating cash flows. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of any potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from its lenders.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006. There were no significant changes to the Company's critical accounting estimates during the quarter ended July 31, 2006 from those previously disclosed in the Company's Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first quarter of fiscal 2007 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended July 31, 2006 that materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A. RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the first quarter of fiscal 2007 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, readers are referred to the Company's filings with the Securities and Exchange Commission, including but not limited to, the information included in Gerber Scientific's Annual Report on Form 10-K for the fiscal year ended April 30, 2006 under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Concerning Factors that May Influence Future Results" and within this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  The following table provides information about the Company's purchases of its common stock during the quarter ended July 31, 2006:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1, 2006 - May 31, 2006	---	---	Not applicable	Not applicable
June 1, 2006 - June 30, 2006 (1)	458	$12.48	Not applicable	Not applicable
July 1, 2006 - July 31, 2006 (1)	996	$13.01	Not applicable	Not applicable
	1,454	$12.84	Not applicable	Not applicable

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 5. OTHER INFORMATION

On July 26, 2006, the Management Development and Compensation Committee of the Company's Board of Directors determined that the Company had met previously established performance criteria under the Company's 2005-2006 Executive Annual Incentive Bonus Plan, or Plan, for the fiscal year ended April 30, 2006. The amounts paid to the Company's named executive officers, as defined in Item 402(a)(3) of Regulation S-K and as set forth below, were as follows:
Named Executive Officer	Bonus Amount
Marc T. Giles	$407,587
Jay Zager	$163,035
Bernard J. Demko	$150,807
William V. Grickis, Jr.	$134,503
Elaine A. Pullen	$124,993

As permitted under the terms of the Plan, Mr. Zager elected to receive a portion of his bonus payment set forth above in the form of shares of the Company's common stock. In accordance with his election, the Company issued 5,283 shares to Mr. Zager. Pursuant to provisions of the Plan that are designed to encourage executives to elect to receive a portion of their bonus payments in the form of the Company's common stock, Mr. Zager was granted 1,761 additional shares of the Company's common stock in the form of shares of restricted stock. The shares of restricted stock will vest in equal installments over three years. If all or any portion of the shares of common stock issued as a portion of the bonus payment is sold, transferred or otherwise disposed of by Mr. Zager during the three-year period following the grant of the restricted shares by the Committee, a proportional number of the shares of restricted stock not yet vested will be forfeited.

ITEM 6.     EXHIBITS
Exhibit Number	Description

10.1

Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed as Appendix B to the Registrant's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 18, 2006 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
September 8, 2006	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)

GERBER SCIENTIFIC, INC. Exhibit Index
Exhibit Number	Description

10.1

Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed as Appendix B to the Registrant's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 18, 2006 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.