Form 10-Q
period 2006-10-31
GERBER SCIENTIFIC INC
filed 2006-12-08
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
__________________ FORM 10-Q __________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2006 OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number 1-5865 ___________________________ Gerber Scientific, Inc. (Exact name of registrant as specified in its charter) _____________________________
Connecticut (State or other jurisdiction of incorporation or organization)	06-0640743 (I.R.S. Employer Identification No.)

83 Gerber Road West, South Windsor, Connecticut (Address of principal executive offices)	06074 (Zip Code)

Registrant's telephone number, including area code:	(860) 644-1551

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
Large accelerated filer ☐                                    Accelerated filer ☒                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock $0.01 par value per share. Total shares outstanding November 30, 2006	22,976,912
_________________________________________________________

GERBER SCIENTIFIC, INC. INDEX Quarter Ended October 31, 2006
		Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations .....................................................................	2-3
		Condensed Consolidated Balance Sheets ....................................................................................	4
		Condensed Consolidated Statements of Cash Flows ....................................................................	5
		Notes to Condensed Consolidated Financial Statements ..............................................................	6-14
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ..............	15-26
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk .........................................................	26
	Item 4.	Controls and Procedures ............................................................................................................	26
Part II.	Other Information
	Item 1A.	Risk Factors ...............................................................................................................................	27
	Item 4.	Submission of Matters to a Vote of Security Holders....................................................................	27
	Item 6.	Exhibits ......................................................................................................................................	28
Signature .................................................................................................................................................................			29
Exhibit Index ...........................................................................................................................................................			30

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended October 31,
In thousands, except per share data	2006	2005
Revenue:
Product sales	$128,423	$ 118,376
Service sales	16,626	15,585
	145,049	133,961
Costs and Expenses:
Cost of products sold	91,272	84,205
Cost of services sold	10,145	9,306
Selling, general and administrative expenses	30,990	29,308
Research and development	6,175	6,518
Restructuring charges	---	(195)
	138,582	129,142
Operating income	6,467	4,819

Other income (expense), net	279	(508)
Loss on early extinguishment of debt	---	(2,483)
Interest expense	(971)	(1,525)
Income before income taxes	5,775	303
Income tax expense	2,086	427
Net income (loss)	$ 3,689	$ (124)

Earnings (Loss) per share of common stock:
Basic	$ 0.16	$ (0.01)
Diluted	$ 0.16	$ (0.01)

Weighted average shares outstanding:
Basic	22,854	22,368
Diluted	23,343	22,368

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended October 31,
In thousands, except per share data	2006	2005
Revenue:
Product sales	$ 249,835	$ 231,793
Service sales	32,702	30,932
	282,537	262,725
Costs and Expenses:
Cost of products sold	177,520	164,070
Cost of services sold	19,680	18,949
Selling, general and administrative expenses	62,353	58,883
Research and development	12,143	12,830
Restructuring charges	---	(231)
	271,696	254,501
Operating income	10,841	8,224

Other income (expense), net	120	(683)
Loss on early extinguishment of debt	---	(2,483)
Interest expense	(1,748)	(2,956)
Income before income taxes	9,213	2,102
Income tax expense	3,500	3,309
Net income (loss)	$ 5,713	$ (1,207)

Earnings (Loss) per share of common stock:
Basic	$ 0.25	$ (0.05)
Diluted	$ 0.25	$ (0.05)

Weighted average shares outstanding:
Basic	22,737	22,340
Diluted	23,183	22,340

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands	October 31, 2006	April 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$ 10,312	$ 14,145
Accounts receivable, net	100,150	92,422
Inventories	59,163	53,794
Deferred tax assets	9,711	10,651
Prepaid expenses and other current assets	6,389	6,067
Total current assets	185,725	177,079

Property, plant and equipment, net	36,617	38,366
Goodwill	52,218	51,554
Deferred tax assets	28,285	27,696
Other assets, net	15,500	15,785
Total Assets	$ 318,345	$ 310,480

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$ 831	$ 284
Accounts payable	47,852	53,886
Accrued compensation and benefits	18,609	21,670
Other accrued liabilities	24,118	21,539
Deferred revenue	13,638	14,039
Total current liabilities	105,048	111,418

Long-term debt	39,954	36,836
Accrued pension benefit liabilities	18,996	19,641
Other liabilities	17,013	16,969
	75,963	73,446
Commitments and contingencies

Shareholders' Equity:
Preferred stock	---	---
Common stock	236	233
Additional paid-in capital	71,350	67,339
Retained earnings	75,495	69,782
Treasury stock, at cost	(13,173)	(13,496)
Unamortized value of restricted stock grants	---	(136)
Accumulated other comprehensive income	3,426	1,894
	137,334	125,616
Total Liabilities and Shareholders' Equity	$ 318,345	$ 310,480
See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended October 31,
In thousands	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 5,713	$ (1,207)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation and amortization	4,209	4,307
Restructuring charges	---	(231)
Deferred income taxes	448	726
Loss on early extinguishment of debt	---	2,483
Stock-based compensation cost	611	29
Other non-cash items	617	1,159
Changes in operating accounts:
Accounts receivable	(8,224)	1,621
Inventories	(4,929)	(39)
Prepaid expenses and other assets	441	(107)
Accounts payable and other liabilities	(4,446)	1,702
Accrued compensation and benefits	(3,232)	3,159
Net cash (used for) provided by operating activities	(8,792)	13,602
Cash flows from investing activities:
Capital expenditures	(1,533)	(5,241)
Proceeds from sale of investments	365	---
Purchases of investments	(163)	---
Proceeds from sale of assets	---	434
Acquisitions of intangible assets	(338)	(532)
Net cash used for investing activities	(1,669)	(5,339)
Cash flows from financing activities:
Debt repayments	(139,179)	(157,656)
Debt proceeds	142,840	157,852
Debt issue costs	---	(1,146)
Excess tax benefits from stock-based compensation	902	---
Stock issued under employee plans	2,677	419
Net cash provided by (used for) financing activities	7,240	(531)

Effect of exchange rate changes on cash	(612)	(1,675)

(Decrease) Increase in cash and cash equivalents	(3,833)	6,057
Cash and cash equivalents at beginning of year	14,145	6,148
Cash and cash equivalents at end of period	$ 10,312	$ 12,205

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2006, except for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), on May 1, 2006. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for the periods reported, have been included. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006. The condensed consolidated balance sheet has been derived from the April 30, 2006 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the prior year amounts disclosed in the condensed consolidated financial statements to conform to the presentation for the fiscal quarter and six months ended October 31, 2006.

The Company has expanded its Revenue Recognition significant accounting policy disclosure in order to provide an improved understanding of its accounting for distribution-related sales. The paragraph below should be read in conjunction with the Company's significant accounting policies disclosed in its Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Distribution - The Company's Apparel and Flexible Materials sales are primarily made through its domestic and international in-house direct distribution and service network. Independent agents and third party distributors are used in certain foreign countries. The Ophthalmic Lens Processing sales are primarily made through its in-house sales force and through independent agents in certain foreign countries. The Sign Making and Specialty Graphics segment's sales are made through both third party distributors and the Company's wholly-owned subsidiary, Spandex. The Company's sales of third-party purchased products are recorded on a gross revenue basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is the primary obligor in these transactions, bears general inventory and credit risks and sets the pricing terms with its customers.

Note 2.   Stock-Based Compensation

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted stock may be granted to employees from common stock. Directors may receive share grants from treasury stock. Options issued by the Company under its stock plans have a term of ten years and generally vest ratably over a period of three years. Restricted stock grants are expensed over the vesting period of the award. Under all stock plans, the exercise price of the stock option is set on the grant date and may not be less than the fair market value per share on that date.

On May 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company elected to adopt the prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the periods prior to May 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

The following table illustrates the effects on net loss and loss per share for the quarter and six months ended October 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

In thousands	Quarter Ended October 31, 2005	Six Months Ended October 31, 2005
Net loss, as reported	$ (124)	$ (1,207)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	7	14
Less: Stock-based employee compensation expense determined under the Black-Scholes option pricing model, net of related tax effects	(89)	(177)
Net loss, pro forma
	$ (206)	$ (1,370)

Loss per share:
Basic, as reported	$(0.01)	$(0.05)
Basic, pro forma	$(0.01)	$(0.06)

Diluted, as reported	$(0.01)	$(0.05)
Diluted, pro forma	$(0.01)	$(0.06)

The Company's condensed consolidated statements of operations included $0.2 million and $0.4 million, net of $0.1 million and $0.2 million of tax benefits, respectively, of stock-based compensation expense for the fiscal quarter and six months ended October 31, 2006. The stock-based compensation expense was recorded substantially within selling, general and administrative expenses.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the expected option term and the risk-free interest rate over the expected option term. No dividend yield was assumed for the fiscal quarter or six months ended October 31, 2006 or 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Quarter and Six Months Ended October 31, 2006	Quarter and Six Months Ended October 31, 2005
Expected option term[1]	6.0 years	5.7 years
Expected volatility[2]	55%	70%
Risk-free interest rate[3]	4.8%	3.9%
(1)	The option term was determined using the simplified method for estimating expected option life. The Company's options qualify as "plain-vanilla" options.
(2)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant.

(3)	The risk-free interest rate is based on the U.S. Treasury note yield in effect at the time of grant.

The Company did not recognize compensation expense for employee stock-based awards for the fiscal quarter or six months ended October 31, 2005. The Company recognized compensation expense under APB 25 related to restricted stock.

Stock option activity under all of the Company's stock plans since April 30, 2006 is summarized as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,846	$11.08	5.2 years
Options granted	5	$15.00
Options exercised	(350)	$ 7.71		$2.3
Options canceled	(224)	$15.04
Outstanding as of October 31, 2006	2,277	$11.21	5.0 years	$11.0

Options exercisable at October 31, 2006	1,798			$8.5

The following table summarizes information about stock options outstanding as of October 31, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (in thousands)	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares (in thousands)	Weighted- Average Exercise Price
$3.35 - $5.03	247	5.6 years	$ 3.42	247	$ 3.42
$5.04 - $7.54	580	6.5 years	$ 6.80	413	$ 6.88
$7.55 - $11.31	644	6.9 years	$ 9.32	342	$ 9.20
$11.32 - $16.96	408	2.7 years	$14.37	398	$14.39
$16.97 - $25.44	377	1.6 years	$21.99	377	$21.99
$25.45 - $28.12	21	1.0 years	$27.33	21	$27.33
	2,277	5.0 years	$11.21	1,798	$11.92

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal six months ended October 31, 2006:

In thousands except per share amounts	Shares	Weighted- Average Fair Value
Nonvested as of April 30, 2006	23	$ 8.03
Granted	2	$15.43
Vested	(5)	$ 6.92
Forfeited	(1)	$ 9.45
Nonvested as of October 31, 2006	19	$ 8.92

As of October 31, 2006, there was $1.8 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 3.   Inventories

Inventories, net of reserves, were as follows:

In thousands	October 31, 2006	April 30, 2006
Raw materials and purchased parts	$ 46,039	$ 41,061
Work in process	1,454	1,497
Finished goods	11,670	11,236
Total inventories	$ 59,163	$ 53,794

Note 4.   Restructuring

The Company's restructuring accrual as of April 30, 2006 was related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004. During the six months ended October 31, 2006, payments of $0.1 million reduced the accrual to an ending balance of $1.3 million. The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 5.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets, net on the Company's Condensed Consolidated Balance Sheets:

	October 31, 2006		April 30, 2006
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 7,366	$ 2,860	$ 7,313	$ 2,775
Other	517	215	525	194
Total amortized intangible assets
	$ 7,883	$ 3,075	$ 7,838	$ 2,969

Intangible asset amortization expense was $0.2 million and $0.3 million for the quarter and six months ended October 31, 2006, respectively. Intangible asset amortization expense was $0.1 million and $0.3 million for the quarter and six months ended October 31, 2005, respectively. Intangible asset amortization is estimated to be approximately $0.5 million annually for the fiscal year ending April 30, 2007, and $0.4 million for each of the fiscal years ending April 30, 2008 through 2012.

There were no impairments of goodwill during the six months ended October 31, 2006 or 2005. Balances and changes in the carrying amount of goodwill for the six months ended October 31, 2006 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2006	$ 22,060	$ 12,498	$ 16,996	$51,554
Effects of currency translation	756	(92)	---	664
Balance as of October 31, 2006
	$ 22,816	$ 12,406	$ 16,996	$52,218

Note 6.   Segment Reporting

The Company's operations are classified into three reportable operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing. The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex, Ltd. business units.

The following table presents revenue by operating segment.

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 23,298	$ 22,985	$ 46,435	$ 45,779
Spandex	52,283	48,051	102,305	95,177
Sign Making and Specialty Graphics	75,581	71,036	148,740	140,956
Apparel and Flexible Materials	49,038	44,653	95,581	86,882
Ophthalmic Lens Processing	20,430	18,272	38,216	34,887
Consolidated revenue	$ 145,049	$ 133,961	$ 282,537	$ 262,725

The table below presents operating income (loss) by segment and a reconciliation to consolidated operating income.

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 1,557	$ 1,539	$ 3,263	$ 3,662
Spandex	1,717	1,120	3,249	2,077
Sign Making and Specialty Graphics	3,274	2,659	6,512	5,739
Apparel and Flexible Materials	7,008	5,744	12,975	10,812
Ophthalmic Lens Processing	381	670	641	(12)
Segment operating income	10,663	9,073	20,128	16,539
Corporate operating expenses	(4,196)	(4,254)	(9,287)	(8,315)
Consolidated operating income	$ 6,467	$ 4,819	$10,841	$ 8,224

Note 7.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Net income (loss)	$ 3,689	$ (124)	$ 5,713	$ (1,207)
Other comprehensive income (loss):
Foreign currency translation adjustments	597	215	1,427	(6,135)
Unrealized investment income, net of taxes	148	---	105	---
Total comprehensive income (loss)	$ 4,434	$ 91	$ 7,245	$ (7,342)

Note 8. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per common share are calculated in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share are equal to net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are equal to net income (loss) divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive. The following tables set forth the computation of basic and diluted net earnings (loss) per common share:

	Quarter Ended October 31, 2006			Quarter Ended October 31, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings (loss) per share	$ 3,689	22,854	$ 0.16	$ (124)	22,368	$ (0.01)
Effect of dilutive options and awards	---	489	---	---	---	---
Diluted earnings (loss) per share
	$ 3,689	23,343	$ 0.16	$ (124)	22,368	$ (0.01)

	Six Months Ended October 31, 2006			Six Months Ended October 31, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings (loss) per share
	$ 5,713	22,737	$ 0.25	$ (1,207)	22,340	$ (0.05)
Effect of dilutive options and awards
	---	446	---	---	---	---
Diluted earnings (loss) per share
	$ 5,713	23,183	$ 0.25	$ (1,207)	22,340	$ (0.05)

For both the quarter and six months ended October 31, 2005, stock options exercisable for 0.2 million shares of common stock were excluded from the calculation of diluted loss per share because the Company reported a net loss for those periods.

Note 9.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding during the quarter and six months ended October 31, 2006.

Changes in the carrying amounts of product warranties were as follows:

	Six Months Ended October 31,
In thousands	2006	2005
Beginning balance	$ 2,445	$ 1,782
Warranties issued in the current period	2,453	1,487
Reductions for costs incurred	(2,627)	(1,678)
Ending balance	$ 2,271	$ 1,591

Note 10.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Service cost	$ 614	$ 765	$ 1,228	$ 1,530
Interest cost	1,576	1,484	3,151	2,968
Expected return on plan assets	(1,533)	(1,511)	(3,066)	(3,023)
Amortization of:
Prior service cost	73	73	146	146
Actuarial loss	188	456	376	913
Net periodic benefit cost	$ 918	$ 1,267	$ 1,835	$ 2,534

For the quarter and six months ended October 31, 2006, $1.4 million and $2.2 million, respectively, in cash contributions were made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects to contribute $4.1 million to the plan for the fiscal year ending April 30, 2007 in accordance with funding requirements.

Note 11.  Income Taxes

The Company's effective tax rate was 36.1 percent and 38.0 percent for the quarter and six months ended October 31, 2006, respectively, and 140.9 percent and 157.4 percent for the quarter and six months ended October 31, 2005, respectively. As compared with the statutory rate of 35.0 percent, the higher consolidated tax rate for the quarter and six months ended October 31, 2006 was primarily attributable to the establishment of certain valuation allowances for anticipated losses for the fiscal year ending April 30, 2007 in certain foreign jurisdictions where the Company was unable to take a tax benefit. The higher consolidated tax rates for the quarter and six months ended October 31, 2005 were primarily attributable to a tax charge of $2.3 million recorded as a result of a change in United Kingdom tax law and the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company was unable to take a tax benefit. Additionally, the establishment of valuation allowances for anticipated losses for the fiscal year ended April 30, 2006 in those jurisdictions also negatively impacted the consolidated tax rate.

Note 12. Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which is effective for the Company beginning in the fiscal year ending April 30, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 is required to be adopted as of April 30, 2007. Based on the Company's unfunded obligation as of April 30, 2006, the adoption of SFAS 158 would decrease total assets by approximately $1.4 million, increase total liabilities by approximately $13.5 million and reduce total shareholders' equity by approximately $14.9 million. The adoption of SFAS 158 will not affect the Company's results of operations. At the time of adoption on April 30, 2007, plan performance and actuarial assumptions used could have a significant impact on the actual amounts recorded.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is evaluating the potential impact of adopting FIN 48 on its consolidated financial position and results of operations.

Note 13. Subsequent Event

On November 3, 2006, the Company acquired for cash certain assets and assumed certain liabilities of Rápida, a former distributor of the Company's Gerber Technology business in Spain. The acquisition of certain of the former distributor's business operations is expected to provide the Company with greater flexibility and improved profitability in Spain through a more focused direct sales and service effort to Gerber Technology customers. Under the terms of the asset purchase agreement, the Company paid $1.5 million to Rápida. The Company funded this acquisition through borrowings on its existing credit facility and operating cash flows.

The Company also assumed certain current liabilities. In addition, the agreement provides for additional consideration in the form of commission payments to be paid contingent upon the closing of certain sales contracts in-progress at the time of acquisition. The operating results of this business will be included in the Company's consolidated financial statements from the date of acquisition.

The Company is in the process of determining the fair value of the acquired intangible assets through the use of certain valuation models. Acquired intangible assets include a service portfolio of business, customer list and non-compete agreements. Any remaining unallocated purchase price will be recorded as goodwill of the Apparel and Flexible Materials operating segment.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006. The Company cannot assure that its financial position, result of operations or cash flows will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

RESULTS OF OPERATIONS

Overview

The Company's revenue increased by $11.1 million for the second quarter of fiscal 2007 and $19.8 million for the first six months of fiscal 2007 compared with the same periods in fiscal 2006. The increase in revenue was primarily attributable to sales of new products that the Company has been introducing over the past several months and increased revenue in Asian markets, particularly within China, associated with the Company's Apparel and Flexible Materials operating segment. Foreign currency translation favorably impacted revenue by $3.3 million and $5.8 million for the quarter and six months ended October 31, 2006, respectively, compared with the same periods in fiscal 2006.

Key new products contributed $11.5 million to revenue, an increase of $6.2 million, for the first six months of fiscal 2007 as compared with fiscal 2006. The largest contributor to this revenue increase was the Solara UV2, an internally developed ink jet printer for the Sign Making and Specialty Graphics market. The Company anticipates that the Solara UV2 will continue to contribute incremental revenue throughout fiscal 2007 and is focused on developing further enhancements to the Solara UV2 offering, such as increasing the speed performance of these ink jet printers. The DTL lens generator with a cut-to-polish feature and the CMX50 finer and polisher were launched in fiscal 2006 within the Ophthalmic Lens Processing operating segment and have been significant contributors to increased revenue in this segment as compared with the prior year. The Apparel and Flexible Materials operating segment launched the XLc7000 cutting system and XLs50 fabric spreader late in fiscal 2006, both of which are performing well in Asian markets. In November 2006, this segment launched its Fashion Lifecycle Management software suite, which is a natural upgrade for current customers using the Company's WebPDM software product.

The Company completed two additional initiatives towards incremental revenue growth in early November 2006. The Apparel and Flexible Materials segment completed an acquisition of its former distributor in Spain (see Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) and Spandex launched its start-up operations of a newly opened sales and distribution center in Poland. The Company should begin realizing the incremental benefits of these actions in fiscal 2008.

Operating income increased $1.6 million for the second quarter of fiscal 2007 and $2.6 million for the six months ended October 31, 2006. Gross profit contributed $3.2 million and $5.6 million to operating income, respectively, compared with the prior year periods. The gross profit increases were driven by new products and increased business in Asian markets, particularly China. Increased selling, general and administrative expenses of $1.7 million and $3.5 million for the quarter and six months ended October 31, 2006, respectively, compared with the prior year, partially offset the gross profit increase. These higher costs included additional expense of $0.3 million and $0.6 million, respectively, for the expensing of stock option compensation costs as of May 1, 2006 in conjunction with the Company's adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."

A focus on the implementation of "lean" processes throughout the Company was launched late in fiscal 2006. This initiative, referred to as the Gerber Business System, focuses on process improvements which are expected to contribute to improved gross margins and the control of selling, general and administrative expenses. The Company has not yet recognized significant financial benefits of this initiative through October 31, 2006, as the process improvements are still being developed and implemented.

The overall increase in net income of $3.8 million for the second quarter and $6.9 million for the six months ended October 31, 2006 compared with the same periods in the prior year reflects the operating income improvements referred to above, as well as the Company's lower cost of debt compared with periods prior to the October 31, 2005 refinancing. Additionally, the prior year results included a $2.5 million pre-tax charge associated with the early extinguishment of debt and incremental tax expense of $2.3 million related to a United Kingdom tax legislation change.

Revenue
	Quarter Ended October 31,			Six Months Ended October 31,
In thousands	2006	2005	Percent Change	2006	2005	Percent Change
Revenue	$145,049	$133,961	8.3%	$282,537	$262,725	7.5%

Revenue increased across all operating segments and included $3.3 million and $5.8 million of favorable foreign currency translation effects as compared with the prior year second quarter and first six months, respectively. For the second quarter and first six months of fiscal 2007, excluding the favorable foreign currency translation effects, revenue increased $7.8 million and $14.0 million, respectively, as compared with the prior year. This revenue increase was primarily attributable to sales volume improvements, particularly the success of key new products, which contributed $6.9 million and $11.5 million, respectively, to revenue for the quarter and six months ended October 31, 2006. This represented an increase of $4.6 million and $6.2 million, respectively, as compared with the same periods of the prior year. In addition, the Company reported improved revenue performance in China and Europe, for the quarter and six months ended October 31, 2006, as compared with the same periods of the prior year.

The following table shows equipment and software product revenue and aftermarket supplies and service revenue as a percentage of total revenue for the quarter and six month periods ended October 31, 2006 and 2005.

	Quarter Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Equipment and software revenue	33%	32%	32%	31%
Aftermarket supplies and service revenue	67%	68%	68%	69%

On a geographic basis and adjusted for foreign currency translation, the Company's second quarter and first six months fiscal 2007 business volume was higher in each geographic region, consisting of North America, Europe and the Rest of World, as compared with the same periods of fiscal 2006. The increased business reflected the success of new products globally. The European increase was across all segments, driven by a strong European economy, particularly in the Spandex distribution business, which reported significantly higher aftermarket sales. The Rest of World region increase was primarily within the Apparel and Flexible Materials segment and principally reflected increased equipment revenue within China.

Gross Profit Margins

	Quarter Ended October 31,			Six Months Ended October 31,
In thousands	2006	2005	Percent Change	2006	2005	Percent Change
Gross profit	$ 43,632	$ 40,450	7.9%	$ 85,337	$79,706	7.1%
Gross profit margin	30.1%	30.2%		30.2%	30.3%

Gross profit increased in the second quarter and six months ended October 31, 2006 by $3.2 million and $5.6 million, respectively, as compared with prior year similar periods. Higher sales volume, excluding the favorable impact of foreign currency translation, contributed approximately $2.1 million and $4.1 million, respectively, to the total increase. Gross profit margin declined 0.1 percentage points for the quarter and six months ended October 31, 2006 from the prior corresponding periods, primarily due to pricing pressures from vendors and a $0.5 million charge related to inventory held at various suppliers. The Company has launched several programs to strengthen gross profit margins, including low-cost sourcing of key parts and components of new equipment products and implementation of the Gerber Business System.

Selling, General and Administrative Expenses

	Quarter Ended October 31,			Six Months Ended October 31,
In thousands	2006	2005	Percent Change	2006	2005	Percent Change
Selling, general and administrative expenses	$ 30,990	$ 29,308	(5.7%)	$ 62,353	$58,883	(5.9%)
Percentage of revenue	21.4%	21.9%		22.1%	22.4%

Selling, general and administrative expenses increased $1.7 million in the second quarter and $3.5 million in the first six months of fiscal 2007 from the prior year comparable periods. Foreign currency translation contributed approximately $0.6 million and $1.0 million, respectively, to these increases. The remaining increase was primarily related to higher sales and marketing, trade show and severance costs of $1.0 million and $1.7 million, respectively, for the quarter and six fiscal months ended October 31, 2006.

Research and Development
	Quarter Ended October 31,			Six Months Ended October 31,
In thousands	2006	2005	Percent Change	2006	2005	Percent Change
Research and development	$ 6,175	$ 6,518	5.3%	$ 12,143	$12,830	5.4%
Percentage of revenue	4.3%	4.9%		4.3%	4.9%

Research and development ("R&D") expenses decreased in total dollars and as a percentage of revenue for both the second quarter and first six months of fiscal 2007 compared with the similar fiscal 2006 periods, primarily due to lower external project spending.

Restructuring Charges

No restructuring actions have been taken in fiscal 2007. In fiscal 2006, certain adjustments to previous restructuring estimates were recorded. The most significant of these changes in estimates was the reversal of a previous accrual of $0.3 million for severance costs related to a former employee. The effect of this reversal was partially offset by the incurrence of $0.1 million in additional employee severance related to the Ophthalmic Lens Processing segment.

Other Income (Expense), net

	Quarter Ended October 31,			Six Months Ended October 31,
In thousands	2006	2005	Percent Change	2006	2005	Percent Change
Other income (expense), net	$279	$(508)	154.9%	$120	$(683)	117.6%

Other income was $0.3 million in the second quarter of fiscal 2007 as compared with other expense of $0.5 million in the same prior year period. Other income was $0.1 million for the first six months of fiscal 2007 as compared with other expense of $0.7 million for the same prior year period. The second quarter of fiscal 2007 included higher foreign exchange gains of approximately $0.4 million and lower bank fees. The six months ended October 31, 2005 included higher bank fees associated with the prior credit facilities of $0.3 million and higher losses on the write-off of patents of $0.3 million.

Interest Expense
	Quarter Ended October 31,			Six Months Ended October 31,
In thousands	2006	2005	Percent Change	2006	2005	Percent Change
Interest expense	$ 971	$ 1,525	36.3%	$ 1,748	$ 2,956	40.9%
Weighted-average credit facility interest rates	10.3%	14.2%		9.7%	13.7%

The decrease in interest expense in both periods of fiscal 2007 as compared with the same periods in fiscal 2006 was primarily attributable to lower average debt balances and weighted-average interest rates associated with the credit facility refinancing, which occurred at the end of the second quarter in fiscal 2006.

Income Tax Expense

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Income tax expense	$2,086	$427	$3,500	$3,309
Effective income tax rate	36.1%	140.9%	38.0%	157.4%

The higher consolidated tax rate in the quarter and six months ended October 31, 2006, as compared with the statutory rate of 35.0 percent, was primarily attributable to the establishment of certain valuation allowances for fiscal 2007 anticipated losses in certain foreign jurisdictions where the Company was unable to take a tax benefit. The higher consolidated tax rates for the quarter and six months ended October 31, 2005 were primarily attributable to a tax charge of $2.3 million recorded as a result of a change in United Kingdom tax law and the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company was unable to take a tax benefit. Additionally, the establishment of valuation allowances for anticipated fiscal 2006 losses in those jurisdictions also negatively impacted the consolidated tax rate.

SEGMENT REVIEW

Sign Making and Specialty Graphics

	Quarter Ended October 31, 2006			Quarter Ended October 31, 2005
In thousands	GSP[1]	Spandex[1]	Total	GSP[1]	Spandex[1]	Total
Revenue	$23,298	$52,283	$75,581	$22,985	$48,051	$71,036
Segment operating profit	$1,557	$1,717	$3,274	$1,539	$1,120	$2,659

	Six Months Ended October 31, 2006			Six Months Ended October 31, 2005
In thousands	GSP[1]	Spandex[1]	Total	GSP[1]	Spandex[1]	Total
Revenue	$46,435	$102,305	$148,740	$45,779	$95,177	$140,956
Segment operating profit	$3,263	$3,249	$6,512	$3,662	$2,077	$5,739

1 The Sign Making and Specialty Graphics segment is comprised of the Gerber Scientific Products ("GSP") and Spandex, Ltd. ("Spandex") business units. GSP engineers and manufactures sign making and specialty graphics products and distributes through Spandex and various independent distributors in the United States and internationally, as well as provides services directly to end user customers. Spandex is a distributor for GSP, as well as other equipment and aftermarket consumables suppliers of sign making and specialty graphics products, primarily serving markets in Europe, Australia and New Zealand.

Segment revenue increased $4.5 million, or 6.4 percent, from the prior year second quarter. Foreign currency translation contributed $2.4 million to the overall increase in segment revenue for the quarter. Segment revenue increased $7.8 million, or 5.5 percent, for the six months ended October 31, 2006 as compared with the six months ended October 31, 2005. Foreign currency translation contributed $4.4 million to the overall increase in segment revenue for the six months ended October 31, 2006.

On a business unit basis, excluding the favorable impact of foreign currency translation, GSP's revenue remained steady and Spandex revenue increased $2.3 million during the second quarter of fiscal 2007 as compared with the similar prior year period. For the six months ended October 31, 2006, excluding the impact of foreign currency translation, GSP's revenue declined slightly, and Spandex's revenue increased $4.0 million. The increases at Spandex were primarily driven by increased aftermarket sales volume across Europe and Rest of World regions. Additionally, Spandex revenue for the six months ended October 31, 2005 was adversely impacted by the effect of business disruption associated with the implementations of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

Segment operating profit increased $0.6 million in the second quarter of fiscal 2007 as compared with the same quarter in the prior year and increased $0.8 million as compared with the first six months of fiscal 2006. GSP reported flat operating profit in the second quarter of fiscal 2007 as compared with the prior year, and lower operating profit of $0.4 million as compared with the six months ended October 31, 2005. The lower operating profit on a year-to-date basis was primarily attributable to higher overall costs in the GSP service business and higher marketing costs associated with new product introductions. Spandex reported operating profit improvements of $0.6 million and $1.2 million for the second quarter and first six months of fiscal 2007, respectively. The improved operating results primarily reflected gross profit improvements related to higher revenue coupled with a focused effort on cost control. Fiscal 2006 results included higher professional fees associated with the implementation of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

Apparel and Flexible Materials

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Revenue	$49,038	$44,653	$95,581	$86,882
Segment operating profit	$7,008	$5,744	$12,975	$10,812

Segment revenue increased $4.4 million, or 9.8 percent, from the prior year comparable second quarter. Foreign currency translation contributed $0.6 million to the overall increase in segment revenue for the quarter. Segment revenue increased $8.7 million, or 10.0 percent, for the six months ended October 31, 2006 as compared with the six months ended October 31, 2005. Foreign currency translation contributed $1.0 million to the overall increase in segment revenue for the six months ended October 31, 2006. The revenue growth was attributable to increased sales volume, primarily related to increased cutting and spreading equipment sales.

Segment operating profit increased $1.3 million for the second quarter of fiscal 2007 as compared with the same quarter in the prior year and was $2.2 million higher for the first six months of fiscal 2007 as compared with the same period in fiscal 2006. Gross profit improved by $2.0 million and $4.1 million in the second quarter and first six months of fiscal 2007 as compared with the same periods of fiscal 2006. Increased sales volume of cutters, as well as a favorable software and service sales mix, contributed to the improvement in gross profit. Although sales volume was elevated in China and other Asian markets, it was, and may continue to be, offset slightly by pricing pressures in those markets as they continue to develop. Operating expenses increased as compared with the prior year similar periods, primarily caused by higher sales and marketing expenses related to the sales volume increases and costs associated with the planned introduction of Fashion Lifecycle Management. This new software product was launched in November 2006, and is a software fashion suite that complements the Company's existing WebPDM software, which is a product data management solution.

Ophthalmic Lens Processing

	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Revenue	$ 20,430	$18,272	$ 38,216	$34,887
Segment operating profit	$381	$670	$641	$(12)

Segment revenue increased $2.2 million, or 11.8 percent, from the prior year comparable second quarter. Foreign currency translation contributed $0.3 million to the overall increase in segment revenue for the quarter. Segment revenue increased $3.3 million, or 9.5 percent, for the six months ended October 31, 2006 as compared with the six months ended October 31, 2005. Foreign currency translation contributed $0.5 million to the overall increase in segment revenue for the six months ended October 31, 2006. The higher revenue for both periods was primarily attributable to the introduction of new products and increased sales volume of aftermarket consumable materials.

Segment operating profit decreased $0.3 million and increased $0.7 million for the second quarter and first six months of fiscal 2007, respectively, as compared with the same periods in the prior year. Included in the results for the second quarter and first six months of fiscal 2006 was a $0.5 million elimination of a reserve related to the Muskogee, Oklahoma facility, as that facility was sold during fiscal 2006. Excluding the prior year impact of the elimination of that reserve, operating profit increased $0.2 million for the second quarter of fiscal 2007 and $1.1 million for the six months ended October 31, 2006. These improvements were attributable to the favorable gross profit impact of new products due to higher sales volume and overall lower operating expenses.

Corporate Expenses
	Quarter Ended October 31,		Six Months Ended October 31,
In thousands	2006	2005	2006	2005
Operating expense	$4,196	$4,254	$9,287	$8,315

Corporate operating expenses were flat in the second quarter of fiscal 2007 as compared with fiscal 2006, and increased $1.0 million for the six months ended October 31, 2006 as compared with the same period in fiscal 2006. Operating expenses in the second quarter of fiscal 2007 included lower incentive compensation of $1.2 million and lower pension costs of $0.4 million, which were offset by higher self-insurance costs of $0.5 million, stock compensation expense of $0.3 million, costs of $0.2 million associated with Gerber Business System "lean" initiatives and incremental employee severance costs of $0.2 million. Additionally, the second quarter of fiscal 2006 included a $0.3 million reversal of a restructuring accrual related to severance payable to a former employee of the Company.

The increase in Corporate expenses for the first six months of fiscal 2007 was related to year-to-date stock compensation expense of $0.6 million, costs of $0.5 million associated with Gerber Business System "lean" initiatives, higher self-insurance costs of $0.5 million, incremental employee severance costs of $0.5 million and higher professional fees associated with the fiscal 2006 year-end audit procedures of $0.4 million. Additionally, the second quarter of fiscal 2006 included a $0.3 million reversal of a restructuring accrual related to severance payable to a former employee of the Company. These higher costs were partially offset by lower incentive compensation of $1.2 million and lower pension costs of $0.8 million for the six months ended October 31, 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short- and long-term, will be to fund operating and capital expenditures, product development, acquisitions, expansion in China, pension plan funding and debt service. The primary sources of liquidity are internally generated cash flows and borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, or delayed product introductions.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements. As of October 31, 2006, the Company had $9.1 million available for borrowing under its revolving credit facility based on its borrowing base. It is currently expected that the Company's future expenditures will be funded primarily from operations and revolving credit facility borrowings.

The following table provides information about the Company's capitalization as of the dates indicated:

In thousands except ratio amounts	October 31, 2006	April 30, 2006
Cash and cash equivalents	$ 10,312	$ 14,145
Working capital	$ 80,677	$ 65,661
Total debt	$ 40,785	$ 37,120
Net debt (total debt less cash and cash equivalents)	$ 30,473	$ 22,975
Shareholders' equity	$ 137,334	$ 125,616
Total capital (net debt plus shareholders' equity)	$ 167,807	$ 148,591
Current ratio	1.8%	1.6%
Net debt-to-total capital ratio	18.2%	15.5%

Cash Flows

Cash used for operating activities was $8.8 million for the six months ended October 31, 2006 compared with cash provided by operations of $13.6 million in the prior year comparable period. The $22.4 million decline in these cash flows was primarily attributable to increased accounts receivable and inventory purchases, as well as reductions in accounts payable and other accrued liabilities. The increase in accounts receivable had the largest impact on the decrease in operating cash flows and was as a result of increased revenue as compared with the same prior year periods. The increased accounts receivable balances were also attributable to a shift in revenue towards the end of the quarter, which was more pronounced than in the past.

The Company used $1.7 million for investing activities, primarily to fund capital expenditures of $1.5 million and intangible asset additions of $0.3 million. Capital expenditures are expected to be approximately $4.0 million to $6.0 million for the full fiscal year.

The Company generated $7.2 million from financing activities during the six months ended October 31, 2006 as compared with a use of cash of $0.5 million for the six months ended October 31, 2005. This increase was the result of additional borrowings of $3.5 million and proceeds from the issuance of stock, and related tax benefits, associated with option exercises of $3.2 million. Additionally, in fiscal 2006, the Company refinanced its credit facility and incurred $1.1 million of debt issuance costs.

Financial Condition

The United States dollar weakened against the Euro, the British pound and the Australian dollar and strengthened against the Canadian dollar as compared with April 30, 2006. The net impact of these currency movements resulted in higher translated Euro, British pound and Australian dollar-denominated assets and liabilities and lower translated Canadian dollar-denominated assets and liabilities compared with balances as of April 30, 2006. The most significant portion of the Company's international assets and liabilities are denominated in the Euro.

Net accounts receivable increased to $100.2 million as of October 31, 2006 from $92.4 million as of April 30, 2006. This increase was primarily attributable to a shift in revenue towards the end of the quarter, which was more pronounced than in the past, as well as the impact of foreign currency translation. This increased the Company's days sales outstanding ("DSO") to 62 days as of October 31, 2006 compared with 58 days as of April 30, 2006.

Inventories increased to $59.2 million as of October 31, 2006 from $53.8 million as of April 30, 2006. The increase was caused by anticipated increases in sales volumes and the effect of foreign currency translation. Inventory turnover decreased to 6.8 times annually as of October 31, 2006 from 7.4 times annually as of April 30, 2006.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, decreased to $104.2 million as of October 31, 2006 from $111.1 million as of April 30, 2006, primarily due to the timing of payments to the Company's vendors and year-end employee bonus payments. Days purchases outstanding in accounts payable decreased to 42 days as of October 31, 2006 from 49 days as of April 30, 2006.

Long-term Borrowing Arrangements

The Company's primary source of borrowing is a $50.0 million asset-based revolving line of credit with a group of banking institutions, which matures in 2008. The Company also has a term loan that is payable in monthly installments through 2010 and industrial development bonds that mature in 2014.

The Company was in compliance with the financial covenants under its revolving credit facility as of October 31, 2006. The following table summarizes the Company's compliance with its financial covenants as of October 31, 2006:

Covenants	Actual at October 31, 2006	Requirement
Maximum Leverage Ratio	2.52 to 1.00	< 3.75 to 1.00
Minimum Debt Service Coverage Ratio	6.01 to 1.00	> 1.25 to 1.00

The Company's ability to continue to comply with these covenants will depend primarily on its success in growing the business and generating operating cash flows. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of any potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or to obtain compliance waivers from its lenders.

OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

There were no material changes to the Company's cash obligations or commercial commitments from those disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which is effective for the Company beginning in fiscal 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 is required to be adopted as of April 30, 2007. Based on the Company's unfunded obligation as of April 30, 2006, the adoption of SFAS 158 would decrease total assets by approximately $1.4 million, increase total liabilities by approximately $13.5 million and reduce total shareholders' equity by approximately $14.9 million. The adoption of SFAS 158 will not affect the Company's results of operations. At the time of adoption on April 30, 2007, plan performance and actuarial assumptions used could have a significant impact on the actual amounts recorded.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is evaluating the potential impact of adopting FIN 48 on its consolidated financial position and results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006. There were no significant changes to the Company's critical accounting estimates during the quarter or six months ended October 31, 2006 from those previously disclosed in the Company's Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the quarter or six months ended October 31, 2006 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2006 that materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the quarter or six months ended October 31, 2006 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Gerber Scientific held its fiscal 2006 annual meeting of stockholders on September 21, 2006.

(c)  The following sets forth information regarding each matter voted upon at the 2006 annual meeting. There were 22,717,796 shares of common stock outstanding and entitled to vote as of the record date for the 2006 annual meeting.

Proposal 1.   The stockholders approved a proposal to elect each of the eight nominees to the board of directors. The tabulation of votes on this proposal was as follows:

Nominees	Votes For	Votes Withheld
Donald P. Aiken	20,639,347	159,747
Marc T. Giles	20,035,008	764,086
Edward G. Jepsen	19,301,124	1,497,970
Randall D. Ledford, Ph.D.	19,323,530	1,475,564
John R. Lord	19,322,249	1,476,845
Carole F. St. Mark	20,606,284	192,810
A. Robert Towbin	19,323,524	1,475,570
W. Jerome Vereen	19,244,218	1,554,876

Proposal 2.   The stockholders approved a proposal to approve the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan. The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Approve the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan	16,905,894	1,866,297	68,053	1,958,850

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1	Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended and restated on September 21, 2006, filed herewith.

10.2	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
December 8, 2006	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)

GERBER SCIENTIFIC, INC. Exhibit Index
Exhibit Number	Description

10.1	Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended and restated on September 21, 2006, filed herewith.

10.2	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.