Form 10-Q
period 2007-01-31
GERBER SCIENTIFIC INC
filed 2007-03-08
CIK 41133

_________________________________________________________ UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
__________________ FORM 10-Q __________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2007 OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number 1-5865 ___________________________ Gerber Scientific, Inc. (Exact name of registrant as specified in its charter) _____________________________
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
Large accelerated filer ☐                                    Accelerated filer ☒                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common stock $0.01 par value per share. Total shares outstanding February 28, 2007	23,117,072
_________________________________________________________

GERBER SCIENTIFIC, INC. INDEX Quarter Ended January 31, 2007
		Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations .....................................................................	2-3
		Condensed Consolidated Balance Sheets ....................................................................................	4
		Condensed Consolidated Statements of Cash Flows ...................................................................	5
		Notes to Condensed Consolidated Financial Statements ..............................................................	6-15
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .............	16-28
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk ........................................................	28
	Item 4.	Controls and Procedures ............................................................................................................	29
Part II.	Other Information
	Item 1A.	Risk Factors ...............................................................................................................................	30
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .......................................................	30
	Item 6.	Exhibits ......................................................................................................................................	31
Signature .................................................................................................................................................................			32
Exhibit Index ...........................................................................................................................................................			33

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended January 31,
In thousands, except per share data	2007	2006
Revenue:
Product sales	$120,941	$ 109,324
Service sales	16,183	15,288
	137,124	124,612
Costs and Expenses:
Cost of products sold	86,881	78,233
Cost of services sold	10,242	9,120
Selling, general and administrative expenses	29,863	28,427
Research and development	6,050	5,959
	133,036	121,739
Operating income	4,088	2,873

Other income (expense), net	(145)	(754)
Interest expense	(965)	(862)
Income before income taxes	2,978	1,257
Income tax expense	748	1,349
Net income (loss)	$ 2,230	$ (92)

Earnings per share of common stock:
Basic	$ 0.10	$ 0.00
Diluted	$ 0.10	$ 0.00

Weighted average shares outstanding:
Basic	23,012	22,466
Diluted	23,398	22,466

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended January 31,
In thousands, except per share data	2007	2006
Revenue:
Product sales	$ 370,776	$ 341,117
Service sales	48,885	46,220
	419,661	387,337
Costs and Expenses:
Cost of products sold	264,401	242,303
Cost of services sold	29,922	28,069
Selling, general and administrative expenses	92,216	87,310
Research and development	18,193	18,789
Restructuring charges	---	(231)
	404,732	376,240
Operating income	14,929	11,097

Other income (expense), net	(25)	(1,437)
Loss on early extinguishment of debt	---	(2,483)
Interest expense	(2,713)	(3,818)
Income before income taxes	12,191	3,359
Income tax expense	4,248	4,658
Net income (loss)	$ 7,943	$ (1,299)

Earnings (Loss) per share of common stock:
Basic	$ 0.35	$ (0.06)
Diluted	$ 0.34	$ (0.06)

Weighted average shares outstanding:
Basic	22,828	22,371
Diluted	23,258	22,371

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands	January 31, 2007	April 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$ 4,911	$ 14,145
Accounts receivable, net	92,620	92,422
Inventories	63,630	53,794
Deferred tax assets	9,085	10,651
Prepaid expenses and other current assets	6,959	6,067
Total current assets	177,205	177,079

Property, plant and equipment, net	36,692	38,366
Goodwill	54,060	51,554
Deferred tax assets	32,009	27,696
Other assets, net	15,754	15,785
Total Assets	$ 315,720	$ 310,480

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$ 1,280	$ 284
Accounts payable	42,292	53,886
Accrued compensation and benefits	16,804	21,670
Other accrued liabilities	23,638	21,539
Deferred revenue	14,723	14,039
Total current liabilities	98,737	111,418

Long-term debt	36,661	36,836
Accrued pension benefit liabilities	19,001	19,641
Other liabilities	18,690	16,969
	74,352	73,446
Commitments and contingencies

Shareholders' Equity:
Preferred stock	---	---
Common stock	237	233
Additional paid-in capital	72,838	67,339
Retained earnings	77,725	69,782
Treasury stock, at cost	(12,994)	(13,496)
Unamortized value of restricted stock grants	---	(136)
Accumulated other comprehensive income	4,825	1,894
	142,631	125,616
Total Liabilities and Shareholders' Equity	$ 315,720	$ 310,480

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended January 31,
In thousands	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 7,943	$ (1,299)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation and amortization	6,397	6,451
Restructuring charges	---	(231)
Deferred income taxes	(969)	3,793
Loss on early extinguishment of debt	---	2,483
Stock-based compensation cost	1,101	47
Other non-cash items	987	1,577
Changes in operating accounts:
Accounts receivable	(816)	5,212
Inventories	(9,158)	(2,360)
Prepaid expenses and other assets	423	(2,119)
Accounts payable and other liabilities	(5,265)	(5,920)
Accrued compensation and benefits	(9,658)	3,409
Net cash (used for) provided by operating activities	(9,015)	11,043
Cash flows from investing activities:
Capital expenditures	(2,781)	(6,365)
Proceeds from sale of investments	502	---
Purchases of investments	(433)	---
Proceeds from sale of assets	---	454
Acquisitions of intangible assets	(435)	(573)
Acquisition of a business	(1,510)	---
Net cash used for investing activities	(4,657)	(6,484)
Cash flows from financing activities:
Debt repayments	(213,561)	(253,436)
Debt proceeds	214,367	248,800
Debt issue costs	---	(1,146)
Excess tax benefits from stock-based compensation	1,053	---
Stock issued under employee plans	3,594	1,117
Net cash provided by (used for) financing activities	5,453	(4,665)

Effect of exchange rate changes on cash	(1,015)	(987)

Decrease in cash and cash equivalents	(9,234)	(1,093)
Cash and cash equivalents at beginning of year	14,145	6,148
Cash and cash equivalents at end of period	$ 4,911	$ 5,055

See accompanying notes to condensed consolidated financial statements.

GERBER SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2006, except for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") on May 1, 2006. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for the periods reported, have been included. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006. The condensed consolidated balance sheet has been derived from the April 30, 2006 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the prior year amounts disclosed in the condensed consolidated financial statements to conform to the presentation for the fiscal quarter and nine months ended January 31, 2007.

The Company has expanded its Revenue Recognition significant accounting policy disclosure in order to provide an improved understanding of its accounting for distribution-related sales. The paragraph below should be read in conjunction with the Company's significant accounting policies disclosed in its Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Distribution - The Company's Apparel and Flexible Materials sales are primarily made through its domestic and international in-house direct distribution and service network. Independent agents and third-party distributors are used in certain foreign countries. The Ophthalmic Lens Processing sales are primarily made through its in-house sales force and through independent agents in certain foreign countries. The Sign Making and Specialty Graphics segment's sales are made through both third-party distributors and the Company's wholly-owned subsidiary, Spandex. The Company's sales of third-party purchased products are recorded on a gross revenue basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is the primary obligor in these transactions, bears general inventory and credit risks and sets the pricing terms with its customers.

Note 2.   Stock-Based Compensation

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted stock may be granted to employees from common stock. Directors may receive share grants from treasury stock. Options issued by the Company under its stock plans have a term of ten years and typically vest ratably over a period of three years. Restricted stock grants are expensed over the vesting period of the award. Under all stock plans, the exercise price of the stock option is set on the grant date and may not be less than the fair market value per share on that date.

On May 1, 2006 the Company adopted the provisions of SFAS 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the periods prior to May 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

The Company recognized compensation expense related to restricted stock for both the fiscal quarter and nine months ended January 31, 2007 and 2006. The Company did not recognize compensation expense for employee stock-based options for the fiscal quarter or nine months ended January 31, 2006. The following table illustrates the effects on net loss and loss per share for the fiscal quarter and nine months ended January 31, 2006 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

In thousands	Quarter Ended January 31, 2006	Nine Months Ended January 31, 2006
Net loss, as reported	$ (92)	$ (1,299)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	11	25
Less: Stock-based employee compensation expense determined under the Black-Scholes option pricing model, net of related tax effects	(168)	(345)
Net loss, pro forma
	$ (249)	$ (1,619)
Loss per share:
Basic, as reported	$ 0.00	$(0.06)
Basic, pro forma	$(0.01)	$(0.07)

Diluted, as reported	$ 0.00	$(0.06)
Diluted, pro forma	$(0.01)	$(0.07)

For the fiscal quarter and nine months ended January 31, 2007, the Company's condensed consolidated statements of operations included $0.3 million and $0.7 million, respectively, of stock-based compensation expense, net of $0.2 million and $0.4 million of tax benefits, respectively. The stock-based compensation expense was recorded substantially within selling, general and administrative expenses.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the expected option term and the risk-free interest rate over the expected option term. No dividend yield was assumed for the fiscal quarter or nine months ended January 31, 2007 or 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters and nine months ended January 31, 2007 and 2006:

	2007	2006
Expected option term[1]	5.7 years	5.7 years
Expected volatility[2]	55.0%	73.0%
Risk-free interest rate[3]	4.4%	4.4%

(1)

The option term was determined using the simplified method for estimating expected option life. The Company's options qualify as "plain-vanilla" options, as defined in the SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment."

(2)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant.

(3)	The risk-free interest rate is based on the 5-year U.S. Treasury note yield in effect at the time of grant.

Stock option activity under all of the Company's stock plans since April 30, 2006 is summarized as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,846	$11.08	5.2 years
Options granted	426	$13.86
Options exercised	(452)	$ 8.02		$2.8
Options canceled	(236)	$15.23
Outstanding as of January 31, 2007	2,584	$11.68	5.6 years	$7.0

Options exercisable as of January 31, 2007	1,785			$5.5

The following table summarizes information about stock options outstanding as of January 31, 2007:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (in thousands)	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares (in thousands)	Weighted- Average Exercise Price
$3.35 - $5.03	246	5.3 years	$ 3.42	246	$ 3.42
$5.04 - $7.54	572	6.3 years	$ 6.79	407	$ 6.87
$7.55 - $11.31	551	7.0 years	$ 9.32	345	$ 9.22
$11.32 - $16.96	824	6.2 years	$14.10	396	$14.39
$16.97 - $25.44	370	1.4 years	$21.94	370	$21.94
$25.45 - $28.12	21	0.7 years	$27.33	21	$27.33
	2,584	5.6 years	$11.68	1,785	$11.89

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal nine months ended January 31, 2007:

In thousands except per share amounts	Shares	Weighted- Average Fair Value
Nonvested as of April 30, 2006	23	$ 8.03
Granted	32	$ 14.06
Vested	(8)	$ 7.73
Forfeited	(1)	$ 9.45
Nonvested as of January 31, 2007	46	$ 12.21

As of January 31, 2007, there was $4.7 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 3.   Inventories

Inventories, net of reserves, were as follows:

In thousands	January 31, 2007	April 30, 2006
Raw materials and purchased parts	$ 49,001	$ 41,061
Work in process	2,247	1,497
Finished goods	12,382	11,236
Total inventories	$ 63,630	$ 53,794

Note 4.   Restructuring

The Company's restructuring accrual as of April 30, 2006 was related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004. During the nine months ended January 31, 2007, payments of $0.2 million reduced the accrual to an ending balance of $1.2 million. The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 5.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets, net on the Company's Condensed Consolidated Balance Sheets:

	January 31, 2007		April 30, 2006
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$ 7,203	$ 2,862	$ 7,313	$ 2,775
Other	887	273	525	194
Total amortized intangible assets
	$ 8,090	$ 3,135	$ 7,838	$ 2,969

Intangible asset amortization expense was $0.2 million and $0.5 million for the fiscal quarter and nine months ended January 31, 2007, respectively. Intangible asset amortization expense was $0.1 million and $0.4 million for the fiscal quarter and nine months ended January 31, 2006, respectively. Intangible asset amortization is estimated to be $0.7 million for the fiscal year ending April 30, 2007, $0.6 million for the fiscal year ending April 30, 2008 and $0.5 million for each of the fiscal years ending April 30, 2009 through 2012.

On November 3, 2006, the Company acquired, for cash, certain assets and assumed certain liabilities of Rápida, a former distributor of the Company's Gerber Technology business in Spain. The acquisition is expected to provide the Company with greater flexibility and improved profitability in Spain through direct sales and service effort to Gerber Technology customers. Under the terms of the asset purchase agreement, the Company paid $1.5 million to Rápida. The Company funded this acquisition through borrowings on its existing credit facility and available cash balances.

The assets and liabilities of Rápida were recorded at fair value at the date of acquisition under the purchase method of accounting. The Company determined the fair value of the acquired intangible assets through the use of valuation models. Acquired intangible assets include a service portfolio of business, equipment backlog, a customer list and non-compete agreements. The unallocated purchase price was recorded as goodwill of the Apparel and Flexible Materials operating segment.

The acquired liabilities principally included service required under preexisting contracts, warranty obligations, and contingent commission payments. The operating results of this business are included in the Company's consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs, and related deferred income taxes as of the acquisition date.

In thousands
Assets acquired
Inventory	$ 207
Intangible assets subject to amortization:
Customer relationship	282
Covenant not to compete	50
Order backlog	52
Goodwill	1,404
Total assets acquired	1,995
Liabilities assumed
Current liabilities	315
Deferred income taxes	170
Total liabilities assumed	485

Net assets acquired	$1,510

There were no impairments of goodwill during the nine months ended January 31, 2007 or 2006. Balances and changes in the carrying amount of goodwill for the nine months ended January 31, 2007 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2006	$ 22,060	$ 12,498	$ 16,996	$51,554
Business acquisition	---	1,404	---	1,404
Effects of currency translation	1,167	(65)	---	1,102
Balance as of January 31, 2007
	$ 23,227	$ 13,837	$ 16,996	$54,060

Note 6.   Segment Reporting

The Company's operations are classified into three reportable operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing. The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.

The following table presents revenue by operating segment.

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 20,082	$ 19,992	$ 66,517	$ 65,771
Spandex	50,800	42,489	153,105	137,666
Sign Making and Specialty Graphics	70,882	62,481	219,622	203,437
Apparel and Flexible Materials	48,215	44,301	143,796	131,183
Ophthalmic Lens Processing	18,027	17,830	56,243	52,717
Consolidated revenue	$ 137,124	$ 124,612	$ 419,661	$ 387,337

The table below presents operating income by segment and a reconciliation to consolidated operating income.

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 436	$ 1,030	$ 3,699	$ 4,692
Spandex	969	206	4,218	2,283
Sign Making and Specialty Graphics	1,405	1,236	7,917	6,975
Apparel and Flexible Materials	4,883	4,958	17,858	15,770
Ophthalmic Lens Processing	501	329	1,142	317
Segment operating income	6,789	6,523	26,917	23,062
Corporate operating expenses	(2,701)	(3,650)	(11,988)	(11,965)
Consolidated operating income	$ 4,088	$ 2,873	$14,929	$11,097

Note 7.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Net income (loss)	$ 2,230	$ (92)	$ 7,943	$ (1,299)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,412	1,668	2,839	(4,467)
Unrealized investment income, net of tax	(13)	---	92	---
Total comprehensive income (loss)	$ 3,629	$ 1,576	$10,874	$ (5,766)

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

	Quarter Ended January 31, 2007			Quarter Ended January 31, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings per share	$ 2,230	23,012	$ 0.10	$ (92)	22,466	$ 0.00
Effect of dilutive options and awards	---	386	---	---	---	---
Diluted earnings per share
	$ 2,230	23,398	$ 0.10	$ (92)	22,466	$ 0.00

	Nine Months Ended January 31, 2007			Nine Months Ended January 31, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings (loss) per share	$7,943	22,828	$ 0.35	$(1,299)	22,371	$(0.06)
Effect of dilutive options and awards	---	430	(0.01)	---	---	---
Diluted earnings (loss) per share	$7,943	23,258	$ 0.34	$(1,299)	22,371	$(0.06)

For both the fiscal quarter and nine months ended January 31, 2006, stock options and restricted stock exercisable for 0.3 million shares of common stock were excluded from the calculation of diluted loss per share for each of those periods because the Company reported a net loss.

Note 9.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding during the quarter and nine months ended January 31, 2007.

Changes in the carrying amounts of product warranties were as follows:

	Nine Months Ended January 31,
In thousands	2007	2006
Beginning balance	$ 2,445	$ 1,782
Warranties issued in the current period	4,192	4,635
Reductions for costs incurred	(4,541)	(4,019)
Ending balance	$ 2,096	$ 2,398

Note 10.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Service cost	$ 614	$ 764	$ 1,842	$ 2,294
Interest cost	1,576	1,484	4,727	4,452
Expected return on plan assets	(1,533)	(1,511)	(4,599)	(4,534)
Amortization of:
Prior service cost	73	73	219	219
Actuarial loss	188	457	564	1,370
Net periodic benefit cost	$ 918	$ 1,267	$ 2,753	$ 3,801

For the fiscal quarter and nine months ended January 31, 2007, $0.8 million and $3.0 million, respectively, in cash contributions were made to the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan. The Company expects to contribute $4.1 million to the plan for the fiscal year ending April 30, 2007 in accordance with funding requirements.

Note 11.  Income Taxes

The Company's effective tax rate was 25.1 percent and 34.8 percent for the fiscal quarter and nine months ended January 31, 2007, respectively, and 107.3 percent and 138.7 percent for the fiscal quarter and nine months ended January 31, 2006, respectively. As compared with the statutory rate of 35.0 percent, the lower consolidated tax rate for the fiscal quarter ended January 31, 2007 was primarily attributable to the retroactive extension of the federal research and development tax credit. For the nine months ended January 31, 2007, the benefit of the retroactive extension of the federal research and development credit was partially offset by the establishment of valuation allowances in certain foreign jurisdictions where the Company was unable to take a tax benefit for losses incurred. The higher consolidated tax rate for the quarter and nine months ended January 31, 2006 was primarily attributable to a tax charge of $2.3 million recorded as a result of a change in United Kingdom tax law and the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company was unable to take a tax benefit. Additionally, the establishment of valuation allowances for anticipated losses for the fiscal year ended April 30, 2006 in those jurisdictions also negatively impacted the consolidated tax rate.

Note 12. Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" ("SFAS 159"), which is effective for the Company on May 1, 2008. SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions. The Company is currently evaluating whether it will apply SFAS 159 to any of its qualified financial assets and liabilities and the potential impact of those choices on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"), which is effective for the Company as of April 30, 2007. SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of related tax effects, until they are amortized as a component of net periodic benefit cost. Based on the Company's unfunded obligation as of April 30, 2006, the adoption of SFAS 158 would decrease total assets by approximately $1.4 million, increase total liabilities by approximately $13.5 million and reduce total shareholders' equity by approximately $14.9 million. The adoption of SFAS 158 will not affect the Company's results of operations. At the time of adoption on April 30, 2007, plan performance and actuarial assumptions used could have a significant impact on the actual amounts recorded.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which is effective for the Company on May 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

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
  prospective product development and business growth opportunities;
  the effects of market competition;
  demand for the Company's products and services;
  the impact of enacted and proposed international environmental laws on the Company's international revenue;
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

RESULTS OF OPERATIONS

Overview

The Company's revenue increased by $12.5 million for the third quarter of fiscal 2007 and $32.3 million for the first nine months of fiscal 2007 compared with the same periods in fiscal 2006. Foreign currency translation favorably impacted revenue by $6.1 million and $12.0 million for the quarter and nine months ended January 31, 2007, respectively, compared with the same periods in fiscal 2006. After adjusting for the impact of foreign currency translation, the revenue increase was primarily attributable to sales of new products that the Company has been introducing over the past two years, increased revenue from Asian markets, particularly within China, associated with the Company's Apparel and Flexible Materials operating segment, and overall increased sales volume of aftermarket products.

Key new products contributed $6.5 million and $17.8 million, respectively, to revenue for the quarter and nine months ended January 31, 2007. This represented an increase of $3.0 million and $9.1 million, respectively, as compared with the same periods of the prior year. The largest contributor to this revenue increase was the Solara UV2, an internally developed inkjet printer for the Sign Making and Specialty Graphics market. The Company anticipates that the Solara UV2 will continue to contribute incremental revenue throughout fiscal 2007 and is focused on developing further enhancements to its inkjet product offerings. The DTL lens generator with a cut-to-polish feature and the CMX50 finer and polisher were launched in fiscal 2006 within the Ophthalmic Lens Processing operating segment and have been significant contributors to increased revenue in this segment as compared with the prior year. The Apparel and Flexible Materials operating segment launched the XLc7000 cutting system and XLs50 fabric spreader late in fiscal 2006, both of which are performing well in Asian markets. These products are being manufactured in China to take advantage of lower production costs.

Revenue within greater China contributed $7.4 million and $20.9 million, respectively, for the quarter and nine months ended January 31, 2007 in the Apparel and Flexible Materials operating segment. This is the highest amount of revenue that the Company has recorded in China for both the quarter and year-to-date period. Higher revenue in China reflected incremental new product revenue, particularly the XLc7000 cutting system and the XLs50 fabric spreader.

Operating income increased $1.2 million for the third quarter of fiscal 2007 and $3.8 million for the nine months ended January 31, 2007. Gross profit improved $2.7 million and $8.4 million, respectively, compared with the prior year periods. The gross profit increases were driven by higher volume related to new products and increased business in Asian markets, particularly in China, as well as elevated aftermarket products volume. Gross margin percentage decreased to 29.2 percent and 29.9 percent for the third quarter and first nine months of fiscal 2007 from 29.9 percent and 30.2 percent, respectively, in the prior year comparable periods. This decline was primarily related to the business unit and product mix. Selling, general and administrative expenses increased $1.4 million and $4.9 million for the quarter and nine months ended January 31, 2007, respectively, as compared with the prior year and partially offset the gross profit increase. As a percentage of revenue, selling, general and administrative costs reflected modest improvement as compared with the same prior year periods. The Company began expensing stock option compensation costs as of May 1, 2006 in conjunction with its adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment." Stock option compensation expense included in selling, general and administrative costs were $0.5 million and $1.0 million, respectively, for the quarter and nine months ended January 31, 2007.

A focus on the implementation of "lean" processes throughout the Company was launched late in fiscal 2006. This initiative, referred to as the Gerber Business System, focuses on process improvements which are expected to contribute to improved gross margins and the control of selling, general and administrative expenses. The Company has not yet recognized significant financial benefits of this initiative through January 31, 2007, as the process improvements are still being developed and implemented. The Company incurred approximately $0.1 million and $0.6 million in costs to implement this initiative for the third quarter and nine months ended January 31, 2007, respectively.

The overall increase in net income of $2.3 million for the third quarter and $9.2 million for the nine months ended January 31, 2007 compared with the same periods in the prior year reflected the operating income improvements referred to above. For the nine months ended January 31, 2007, the improvement also reflected the Company's lower cost of debt compared with periods prior to the October 31, 2005 refinancing of its senior credit facility. Additionally, the prior year results included a $2.5 million pre-tax charge associated with the early extinguishment of debt and incremental tax expense of $2.3 million related to a United Kingdom tax legislation change.

Revenue
	Quarter Ended January 31,			Nine Months Ended January 31,
In thousands	2007	2006	Percent Change	2007	2006	Percent Change
Revenue	$137,124	$124,612	10.0%	$419,661	$387,337	8.3%

Revenue increased across all operating segments and included $6.1 million and $12.0 million of favorable foreign currency translation effects as compared with the prior year third quarter and first nine months, respectively. For the third quarter and first nine months of fiscal 2007, excluding the favorable foreign currency translation effects, revenue increased $6.4 million and $20.4 million, respectively, as compared with the same prior year periods. This revenue increase was primarily attributable to sales volume improvements, particularly the success of key new products. Sales of key new products increased $3.0 million and $9.1 million, respectively, as compared with the same periods of the prior year. In addition, the Company improved its revenue performance in certain geographic areas, including China and Europe, for the quarter and nine months ended January 31, 2007, as compared with the same periods of the prior year. The Company reported increased aftermarket product revenue attributable to overall higher sales volume. This increased volume was primarily associated with its Spandex business operations and the establishment of sales and service locations in Poland and Spain.

The following table shows equipment and software product revenue and aftermarket supplies and service revenue as a percentage of total revenue for the quarter and nine month periods ended January 31, 2007 and 2006.

	Quarter Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Equipment and software revenue	35%	35%	33%	32%
Aftermarket supplies and service revenue	65%	65%	67%	68%

For the quarter ended January 31, 2007, North America and Europe reported increased revenue, though a slight decline was reported within the Rest of World region. The increase in North America and Europe was fueled by incremental revenue from new products. The revenue decline in the Rest of World region occurred despite the fact that during the third quarter of fiscal 2007 the Company reported its highest quarterly sales volume in China. The decline was primarily within southwestern Asia, particularly in India, related to local market developments which temporarily slowed business activity. These developments are not expected to have a long-term material impact on the Company's revenue base.

For the first nine months of fiscal 2007, the Company's revenue increased in all geographic regions. The overall increased business reflected incremental revenue from new products globally. The European increase was across all segments, driven by a strong economy, particularly in the Spandex distribution business, which reported higher aftermarket sales. The Rest of World region increase in the first nine months was primarily within the Apparel and Flexible Materials segment and principally reflected increased equipment revenue within China.

Gross Profit Margin

	Quarter Ended January 31,			Nine Months Ended January 31,
In thousands	2007	2006	Percent Change	2007	2006	Percent Change
Gross profit	$40,001	$37,259	7.4%	$125,338	$116,965	7.2%
Gross margin percentage	29.2%	29.9%		29.9%	30.2%

Gross profit increased in the third quarter and nine months ended January 31, 2007 by $2.7 million and $8.4 million, respectively, as compared with prior year similar periods. Higher sales volume, excluding the favorable impact of foreign currency translation, contributed approximately $1.4 million and $5.5 million, respectively, to the total increase. Gross margin percentage declined 0.7 percentage points and 0.3 percentage points for the quarter and nine months ended January 31, 2007, respectively, from the prior corresponding periods, primarily due to an unfavorable business unit and sales mix. The Spandex business contributed a higher percentage to overall consolidated revenue; however, as a distribution business, it experiences a lower gross margin than the Company's manufacturing business. This shift in revenue produced a decline in overall gross profit margin percentage. Additionally, the overall sales mix favored lower margin equipment and aftermarket products over higher margin software products. For the nine months ended January 31, 2007, vendor price increases and a $0.5 million charge related to inventory held at various suppliers also negatively impacted the year-to-date gross profit margins. The Company has launched several programs to strengthen gross profit margins, including a low-cost sourcing of key parts and components of new equipment products initiative and the implementation of the Gerber Business System.

Selling, General and Administrative Expenses
	Quarter Ended January 31,			Nine Months Ended January 31,
In thousands	2007	2006	Percent Change	2007	2006	Percent Change
Selling, general and administrative expenses	$29,863	$28,427	(5.1)%	$92,216	$87,310	(5.6)%
Percentage of revenue	21.8%	22.8%		22.0%	22.5%

Selling, general and administrative expenses increased $1.4 million in the third quarter and $4.9 million in the first nine months of fiscal 2007 from the prior year comparable periods. Foreign currency translation contributed approximately $1.2 million and $2.2 million, respectively, to those increases. As a percentage of revenue, selling, general and administrative expenses decreased in proportion to the Company's revenue growth.

The modest increase in costs, as compared with the same prior year periods, was primarily related to higher sales and marketing costs associated with all three segments, including costs to release new products to market, stock option expense, and severance costs. These costs were primarily offset by lower incentive compensation costs and lower pension costs for the third quarter and nine months ended January 31, 2007 as compared with the same periods of the prior year. Also included in the results for the nine months ended January 31, 2007 are higher professional fees associated with the Company's fiscal 2006 year-end audit procedures. The results for the nine months ended January 31, 2006 also reflected a $0.5 million elimination of a reserve related to the Muskogee, Oklahoma facility, as that facility was sold during fiscal 2006. The stock option expense and lower pension costs are expected to continue through the remainder of the fiscal year.

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

Other Income (Expense), net

	Quarter Ended January 31,			Nine Months Ended January 31,
In thousands	2007	2006	Percent Change	2007	2006	Percent Change
Other income (expense), net	$(145)	$(754)	80.8%	$(25)	$(1,437)	98.3%

Other expense decreased $0.6 million and $1.4 million, respectively, for the quarter and nine months ended January 31, 2007. The decrease in other expense for the third quarter of fiscal 2007 was primarily attributable to foreign exchange transaction gains as opposed to foreign exchange transaction losses in the third quarter of fiscal 2006. The decrease in other expense for the nine months ended January 31, 2007 was related to foreign exchange transaction gains and investment income attributable to the Company's rabbi trust assets.

Interest Expense and Loss on Early Extinguishment of Debt
	Quarter Ended January 31,			Nine Months Ended January 31,
In thousands	2007	2006	Percent Change	2007	2006	Percent Change
Interest expense	$965	$862	(11.9)%	$2,713	$3,818	28.9%
Weighted-average credit facility interest rates[1]	9.9%	8.7%		9.7%	12.2%

1 Inclusive of debt issuance cost amortization.

Interest expense increased in the third quarter ended January 31, 2007 as compared with the same prior year period related to increased weighted-average interest rates, driven by increases in certain market interest rates, and higher average debt balances. The decrease in interest expense for the nine months ended January 31, 2007 as compared with the same period in fiscal 2006 was primarily attributable to lower average debt balances and weighted-average interest rates associated with the credit facility refinancing, which occurred at the end of the second quarter of fiscal 2006. The prior year refinancing also resulted in a substantially non-cash loss on the early extinguishment of debt of $2.5 million, primarily related to the write-off of previously capitalized debt issuance costs.

Income Tax Expense

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Income tax expense	$748	$1,349	$4,248	$4,658
Effective income tax rate	25.1%	107.3%	34.8%	138.7%

The lower consolidated effective tax rate in the quarter ended January 31, 2007, as compared with the statutory rate of 35.0 percent, was primarily attributable to the retroactive extension of the federal research and development tax credit. The lower consolidated effective tax rate in the nine months ended January 31, 2007, as compared with the statutory rate, was attributable to the retroactive extension of the federal research and development tax credit, which was partially offset by the establishment of valuation allowances in certain foreign jurisdictions where the Company was unable to take a tax benefit for losses incurred. The higher consolidated effective tax rate for the quarter and nine months ended January 31, 2006 was primarily attributable to a tax charge of $2.3 million recorded as a result of a change in United Kingdom tax law and the application of interim tax reporting requirements related to losses incurred in foreign jurisdictions where the Company was unable to take a tax benefit. Additionally, the establishment of valuation allowances for anticipated fiscal 2006 losses in those jurisdictions also negatively impacted the consolidated tax rate.

SEGMENT REVIEW

Sign Making and Specialty Graphics

	Quarter Ended January 31, 2007			Quarter Ended January 31, 2006
In thousands	GSP1	Spandex1	Total	GSP1	Spandex1	Total
Revenue	$20,082	$50,800	$70,882	$19,992	$42,489	$62,481
Segment operating profit	$436	$969	$1,405	$1,030	$206	$1,236

	Nine Months Ended January 31, 2007			Nine Months Ended January 31, 2006
In thousands	GSP[1]	Spandex[1]	Total	GSP[1]	Spandex[1]	Total
Revenue	$66,517	$153,105	$219,622	$65,771	$137,666	$203,437
Segment operating profit	$3,699	$4,218	$7,917	$4,692	$2,283	$6,975

1 The Sign Making and Specialty Graphics segment is comprised of the Gerber Scientific Products ("GSP") and Spandex business units. GSP engineers and manufactures sign making and specialty graphics products and distributes through Spandex and various independent distributors in the United States and internationally, as well as provides services directly to end user customers. Spandex is a distributor for GSP, as well as other equipment and aftermarket consumables suppliers of sign making and specialty graphics products, primarily serving markets in Europe, Australia and New Zealand.

Segment revenue increased $8.4 million, or 13.4 percent, from the prior year third quarter. Foreign currency translation contributed $4.5 million to the overall increase in segment revenue for the quarter. Segment revenue increased $16.2 million, or 8.0 percent, for the nine months ended January 31, 2007 as compared with the nine months ended January 31, 2006. Foreign currency translation contributed $8.9 million to the overall increase in segment revenue for the nine months ended January 31, 2007.

On a business unit basis, excluding the favorable impact of foreign currency translation, GSP's revenue remained steady and Spandex revenue increased $3.9 million during the third quarter of fiscal 2007 as compared with the same prior year period. For the nine months ended January 31, 2007, excluding the impact of foreign currency translation, GSP's revenue declined $0.5 million and Spandex's revenue increased $7.8 million. Fiscal 2007 revenue included lower sales of the Company's thermal printing systems as compared with the same period of fiscal 2006. GSP continues to focus on new product development, including enhancements to its UV inkjet printer technology. Fiscal 2007 year-to-date sales of the Solara UV2 printer have not completely offset lower thermal printer revenue. The slight decrease in year-to-date revenue is not expected to continue as this business unit continues to develop new products and enhancements to existing ones. The increase in revenue from the Spandex business unit was primarily driven by increased aftermarket products, equipment and software sales volume across Europe and the opening of a new sales office in Poland at the beginning of the third quarter of fiscal 2007. Additionally, Spandex revenue for the nine months ended January 31, 2006 was adversely impacted by business disruption associated with the implementations of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

Segment operating profit increased $0.2 million in the third quarter of fiscal 2007 as compared with the same quarter in the prior year and increased $0.9 million as compared with the first nine months of fiscal 2006. GSP reported lower operating profit of $0.6 million in the third quarter of fiscal 2007 as compared with the prior year, and lower operating profit of $1.0 million as compared with the nine months ended January 31, 2006. The lower operating profit on a year-to-date basis was primarily attributable to higher overall costs in the GSP service business and higher marketing costs associated with new product launches. Spandex reported operating profit improvements of $0.8 million and $1.9 million for the third quarter and first nine months of fiscal 2007, respectively. The improved operating results primarily reflected the positive impact of higher sales volume and higher annual supplier rebates. These rebates are typically received during the third quarter from certain suppliers and are based on volume achievements as compared with predetermined targets. Fiscal 2006 results included higher professional fees associated with the implementation of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

Apparel and Flexible Materials

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Revenue	$48,215	$44,301	$143,796	$131,183
Segment operating profit	$4,883	$4,958	$17,858	$15,770

Segment revenue increased $3.9 million, or 8.8 percent, from the prior year comparable third quarter. Foreign currency translation contributed $1.2 million to the overall increase in segment revenue for the quarter. Segment revenue increased $12.6 million, or 9.6 percent, for the nine months ended January 31, 2007 as compared with the nine months ended January 31, 2006. Foreign currency translation contributed $2.2 million to the overall increase in segment revenue for the nine months ended January 31, 2007. The revenue growth was attributable to increased equipment sales volume, primarily related to increased cutting and spreading equipment sales, including new products, and also increased aftermarket and service revenue. Revenue in greater China for the third quarter of fiscal 2007 reached a new quarterly record level of $7.4 million. This represented an increase of $1.4 million as compared with the same period of the prior year. Revenue for the nine months ended January 31, 2007 in China was $20.9 million, which represented an increase of $5.4 million as compared with the same prior year period. Certain regions reported lower revenue, primarily related to local market developments that temporarily slowed business activity, particularly within India and Eastern Europe. During the third quarter of fiscal 2007, this segment acquired its former Spanish distributor and began directly serving that market. This purchase resulted in incremental revenue during the third quarter, primarily related to service business.

Segment operating profit decreased slightly for the third quarter of fiscal 2007 as compared with the third quarter of fiscal 2006 and increased by $2.1 million for the first nine months of fiscal 2007 as compared with the same period in fiscal 2006. Gross profit improved by $1.2 million and $5.3 million, respectively, in the third quarter and first nine months of fiscal 2007 as compared with the same periods of fiscal 2006. Increased sales volume of multi-ply cutting equipment, as well as a favorable service and aftermarket sales mix, contributed to the increase in gross profit. Although sales volume was elevated in China, gross profit margins were, and may continue to be, affected by pricing pressures in those markets as they continue to develop. Operating expenses increased as compared with the prior year similar periods, primarily caused by higher commissions, sales and marketing expenses related to the sales volume increases and costs associated with new product introductions.

Ophthalmic Lens Processing

	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Revenue	$18,027	$17,830	$56,243	$52,717
Segment operating profit	$501	$329	$1,142	$317

Segment revenue increased $0.2 million, or 1.1 percent, from the prior year comparable third quarter. Foreign currency translation contributed $0.4 million to the overall increase in segment revenue for the quarter. Segment revenue increased $3.5 million, or 6.7 percent, for the nine months ended January 31, 2007 as compared with the nine months ended January 31, 2006. Foreign currency translation contributed $0.9 million to the overall increase in segment revenue for the nine months ended January 31, 2007. Although third quarter revenue was essentially unchanged from the prior year comparable period, the increase in revenue for the nine months ended January 31, 2007 as compared with the same prior year period and excluding the impact of foreign currency translation, was primarily attributable to the introduction of new products and increased sales volume of aftermarket materials.

Segment operating profit increased $0.2 million and increased $0.8 million for the third quarter and first nine months of fiscal 2007, respectively, as compared with the same periods in the prior year. The increase in the third quarter of fiscal 2007 was related to improved gross profit associated with favorable product mix and pricing as well as overall lower operating expenses.

Included in the results for the first nine months of fiscal 2006 was the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility, as that facility was sold during fiscal 2006. Excluding the prior year impact of the elimination of that reserve, operating profit increased $1.3 million for the nine months ended January 31, 2007. These improvements were attributable to the favorable gross profit impact of new products due to higher sales volume, a favorable product mix and overall lower operating expenses.

Corporate Expenses
	Quarter Ended January 31,		Nine Months Ended January 31,
In thousands	2007	2006	2007	2006
Operating expense	$2,701	$3,650	$11,988	$11,965

Corporate operating expenses decreased $0.9 million in the third quarter of fiscal 2007 as compared with the third quarter of fiscal 2006, and were flat for the nine months ended January 31, 2007 as compared with the same period in fiscal 2006. Operating expenses in both periods of fiscal 2007 included lower incentive compensation and pension costs, partially offset by stock-based compensation expense and higher severance costs. Corporate expenses in the nine months ended January 31, 2006 included a $0.3 million reversal of a restructuring accrual related to severance payable to a former employee of the Company.

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

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements. As of January 31, 2007, the Company had $12.4 million available for borrowing under its revolving credit facility based on its borrowing base. It is currently expected that the Company's future expenditures will be funded primarily from operations and revolving credit facility borrowings.

The following table provides information about the Company's capitalization as of the dates indicated:

In thousands except ratio amounts	January 31, 2007	April 30, 2006
Cash and cash equivalents	$ 4,911	$ 14,145
Working capital	$ 78,468	$ 65,661
Total debt	$ 37,941	$ 37,120
Net debt (total debt less cash and cash equivalents)	$ 33,030	$ 22,975
Shareholders' equity	$ 142,631	$ 125,616
Total capital (net debt plus shareholders' equity)	$ 175,661	$ 148,591
Current ratio	1.8	1.6
Net debt-to-total capital ratio	18.8%	15.5%

Cash Flows

Cash used for operating activities was $9.0 million for the nine months ended January 31, 2007 compared with cash provided by operations of $11.0 million in the prior year comparable period. The $20.1 million decline was primarily attributable to increased inventory balances, as well as payments associated with vendors and employee compensation. The inventory increase was related to a planned increase for certain new products and investments in carrying a higher quantity of aftermarket materials to satisfy customer demands. The Company's fourth quarter is historically its highest sales volume quarter and this is expected to assist in reducing inventory levels by year-end. The fluctuation in accrued compensation and benefits was primarily related to the payment of incentive compensation earned in the prior fiscal year and lower accruals for current fiscal year incentive compensation.

The Company used $4.7 million for investing activities, which included capital expenditures of $2.8 million, a $1.5 million business acquisition in the Apparel and Flexible Materials segment of a distribution and service business in Spain, and other intangible asset additions of $0.4 million. Capital expenditures are expected to be approximately $4.0 million to $5.0 million for the full fiscal year. The Company does not expect to complete any other business acquisitions prior to April 30, 2007.

The Company obtained $5.5 million from financing activities during the nine months ended January 31, 2007 as compared with a use of cash of $4.7 million for the nine months ended January 31, 2006. The Company generated $3.6 million in cash from stock option exercises for the nine months ended January 31, 2007. The Company's higher stock price through January 31, 2007 as compared with the same fiscal 2006 period is believed to have resulted in more stock option exercises than in the prior year. In fiscal 2006, the Company refinanced its credit facility and incurred $1.1 million of debt issuance costs. The Company's total debt moderately increased to $37.9 million as of January 31, 2007 from $37.1 million at April 30, 2006. The increased debt partially funded the Company's operating and investing activities.

Financial Condition

The United States dollar weakened against the Euro, the British pound and the Australian dollar and strengthened against the Canadian dollar at January 31, 2007 as compared with April 30, 2006. The net impact of these currency movements resulted in higher translated Euro, British pound and Australian dollar-denominated assets and liabilities and lower translated Canadian dollar-denominated assets and liabilities compared with balances as of April 30, 2006. The most significant portion of the Company's international assets and liabilities are denominated in the Euro.

Net accounts receivable increased to $92.6 million as of January 31, 2007 primarily as a result of foreign currency translation, as compared with April 30, 2006. Days sales outstanding increased to 61 days as of January 31, 2007 compared with 58 days as of April 30, 2006.

Inventories increased to $63.6 million as of January 31, 2007 from $53.8 million as of April 30, 2006. The increase was primarily caused by lower than anticipated third quarter fiscal 2007 sales volume, planned increases for new product inventory and the effect of foreign currency translation. Inventory turnover decreased to 6.3 times annually as of January 31, 2007 from 7.4 times annually as of April 30, 2006. The Company does not believe that the lower turnover is indicative of a negative trend and expects inventory turns to improve during the fourth quarter of fiscal 2007 through several programs put in place to focus on improved inventory management as well as expected seasonal sales volume in the Company's fourth quarter.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, decreased to $97.5 million as of January 31, 2007 from $111.1 million as of April 30, 2006, primarily due to the timing of payments to vendors and employee bonus payments in early fiscal 2007. Days purchases outstanding ("DPO") in accounts payable decreased to 39 days as of January 31, 2007 from 49 days as of April 30, 2006. This decrease is similar to prior years DPO at the end of the third quarter. Negative operating cash flows have not delayed the Company's ability to make payments during fiscal 2007. Included in the year-to-date fiscal 2007 payments was $1.1 million higher funding of its pension plans than the prior year. Pension plan cash funding requirements are expected to be approximately $4.1 million for fiscal 2007, which is approximately $1.0 million higher than fiscal 2006.

Long-term Borrowing Arrangements

The Company's primary source of borrowing is a $50.0 million asset-based revolving line of credit with a group of banking institutions, which matures in 2008. The Company also has a term loan that is payable in monthly installments through 2010 and industrial development bonds that mature in 2014.

The Company was in compliance with the financial covenants under its revolving credit facility as of January 31, 2007. The following table summarizes the Company's compliance with its financial covenants as of January 31, 2007:

Covenants	Actual at January 31, 2007	Requirement
Maximum leverage ratio	2.34 to 1.00	< 3.75 to 1.00
Minimum debt service coverage ratio	6.02 to 1.00	> 1.25 to 1.00

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" ("SFAS 159"), which is effective for the Company on May 1, 2008. SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions. The Company is currently evaluating whether it will apply SFAS 159 to its qualified financial assets and liabilities and the potential impact of those choices on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"), which is effective for the Company as of April 30, 2007. SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of related tax effects, until they are amortized as a component of net periodic benefit cost. Based on the Company's unfunded obligation as of April 30, 2006, the adoption of SFAS 158 would decrease total assets by approximately $1.4 million, increase total liabilities by approximately $13.5 million and reduce total shareholders' equity by approximately $14.9 million. The adoption of SFAS 158 will not affect the Company's results of operations. At the time of adoption on April 30, 2007, plan performance and actuarial assumptions used could have a significant impact on the actual amounts recorded.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which is effective for the Company on May 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006. There were no significant changes to the Company's critical accounting estimates during the quarter or nine months ended January 31, 2007 from those previously disclosed in the Company's Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the quarter or nine months ended January 31, 2007 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2007 that materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the quarter or nine months ended January 31, 2007 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS
  The following table provides information about the Company's purchases of its common stock during the quarter ended January 31, 2007:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
November 1, 2006 - November 30, 2006	---	---	Not applicable	Not applicable
December 1, 2006 - December 31, 2006 (1)	585	$13.91	Not applicable	Not applicable
January 1, 2007 - January 31, 2007 (1)	471	$12.56	Not applicable	Not applicable
	1,056	$13.31	Not applicable	Not applicable

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS
Exhibit Number	Description

10.1

Form of Restricted Stock Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated by reference herein.

10.2

Form of Nonqualified Stock Option Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated by reference herein.

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

GERBER SCIENTIFIC, INC.
March 8, 2007	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)

GERBER SCIENTIFIC, INC. Exhibit Index

Exhibit Number	Description

10.1

Form of Restricted Stock Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated by reference herein.

10.2

Form of Nonqualified Stock Option Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated by reference herein.

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