Form 10-K
period 2007-04-30
GERBER SCIENTIFIC INC
filed 2007-07-09
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2007

 OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 1-5865

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Large accelerated filer ☐                                    Accelerated filer ☒                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act.) Yes ☐ No ☒

The aggregate market value of Gerber Scientific, Inc. common stock held by nonaffiliates at October 31, 2006, based on the reported closing price on the New York Stock Exchange on such date, was approximately $331,342,294.

23,212,122 shares of common stock of the registrant were outstanding as of June 30, 2007, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 definitive Proxy Statement for the 2007 annual meeting of shareholders of the registrant, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

	GERBER SCIENTIFIC, INC. Index to Annual Report on Form 10-K Fiscal Year Ended April 30, 2007
PART I		PAGE

Item 1.	Business	4-14
Item 1A.	Risk Factors	14-19
Item 1B.	Unresolved Staff Comments	19
Item 2	Properties	19-20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
	Executive Officers of the Registrant	21

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38-39
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39-40
Item 9B.	Other Information	40

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	41
Item 14.	Principal Accounting Fees and Services	41

PART IV

Item 15.	Exhibits, Financial Statement Schedules	42-44

Signatures		45

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

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable. Forward-looking statements in this Annual Report on Form 10-K can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in "Item 1A. Risk Factors" of this Annual Report on Form 10-K. The Company cannot assure that its financial condition, results of operations or cash flows will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

PART I

ITEM 1.  BUSINESS

Gerber Scientific, Inc. and its subsidiaries are hereafter collectively referred to as the "Company" or the "Registrant."

Overview

Gerber Scientific, Inc. was incorporated in Connecticut in 1948. The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries. The Company conducts business through three principal operating segments. These operating segments, the principal businesses within those segments and revenue by operating segment are as follows:
Operating Segment	Principal Business	Revenue (in millions)	Percent of Total Revenue
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex	$302	53%
Apparel and Flexible Materials	Gerber Technology	$196	34%
Ophthalmic Lens Processing	Gerber Coburn	$ 77	13%

The Company conducts business within the United States as well as internationally in numerous locations. Revenue from outside the United States, including United States export sales, was 73 percent of the Company's worldwide revenue for the year ended April 30, 2007.

Segment Information

For financial information about the Company's operating segments and geographic areas, refer to Note 14 of the Notes to Consolidated Financial Statements set forth in Part IV, "Item 15. Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K, incorporated herein by reference. Certain risks associated with international operations are set forth in "Item 1A. Risk Factors," below. The following business descriptions provide information about the Company's operating segments and their principal products and services.

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products and Spandex constitute the Company's Sign Making and Specialty Graphics operating segment.

Gerber Scientific Products

Gerber Scientific Products ("GSP") is a leading provider of sign making and graphic design equipment, software and aftermarket materials and related services. GSP's printers, plotters and routers produce indoor/outdoor durable signs and are easy to use and reliable. GSP offers the end users of its products a combination of integrated hardware and software systems, materials, spare parts and premiere customer service. GSP's target market is small to medium-sized sign printing shops with annual revenues ranging up to $1 million. Other customers include graphic arts professionals, printing chains/franchises (such as FedEx Kinko's, FASTSIGNS and Signs Now), major corporations and government agencies. GSP distributes its products globally through the Company's Spandex distribution network and through independent distributors in the United States and internationally.

GSP offers the following products and services:

  Digital image printers, using both thermal and inkjet technologies;

  Cutting systems (referred to as plotters or routers) used to cut graphic images and manufacture signs;

  Software for designing signs and graphics;

  Aftermarket materials uniquely designed to maximize equipment performance and output; and

  Customer training, technical support and comprehensive maintenance and specialized support services for its software and equipment.

Products

GSP products are integrated through its Matched Technology System™. Through this system, GSP performs accuracy, reliability, bonding and durability testing to ensure that GSP's printers, plotters, software and materials are optimized to provide superior output.

      Digital Imaging Equipment

Leveraging its extensive knowledge and history of designing thermal printers, GSP also develops and manufactures inkjet printers. Inkjet printers have undergone rapid technological advances and GSP remains committed to meeting consumer demand as the market evolves. Though industry demand for inkjet printers is currently greater than demand for thermal printers, the Company believes that there is a sustaining role for thermal imaging printers because of the ease of use and outdoor durability of the signs produced. GSP's large installed base of thermal printers also facilitates its sales of other equipment (plotters and routers), software and aftermarket supplies to existing customers.

             Thermal Printing

The GERBER EDGE FX™ is GSP's latest thermal printer. This printer produces graphics that are instantly dry, with no waste, odor, harmful emissions, or need for ventilation. The EDGE FX offers excellent image quality on over 30 substrates, including cast, calendered, magnetic, reflective, metallic and label stock.

GSP derived 20.7 percent in fiscal 2007, 25.2 percent in fiscal 2006 and 25.4 percent in fiscal 2005 of revenue from sales of thermal imaging systems and consumable products. The remainder of GSP's revenue comprised sales of inkjet printers, plotters, routers and services and aftermarket materials not specifically related to thermal printers.

              Inkjet Printing

GSP launched the GERBER SOLARA™ UV2 wide format inkjet printer during fiscal 2006. The SOLARA UV2 is a large format, ultraviolet inkjet printer that accommodates a variety of affordable, uncoated flexible or rigid materials up to 60 inches wide. The GERBER SOLARA™ UV2 is especially suitable for shops specializing in durable indoor/outdoor signs, point-of-purchase displays, banners and backlit signage. It produces prints that are instantly dry and ready to cut, and its use of non-solvent based inks makes it easier to maintain than similar solvent-based printers. GSP's engineers are focused on developing further enhancements to its inkjet product offerings.

      Plotters and Routers

GSP sells a variety of plotters and routers. Plotters are used to cut a sign or graphic form from a vinyl substrate. Routers are used to make 3-D cuts in other signage materials, such as wood or plastic. GSP's plotter products include the enVision™ 375, which is a tabletop sprocket-fed plotter designed for the rigors of everyday use. GSP also markets the Gerber P2C™ range of 24, 48 and 62 inch plotters that employ optical positioning systems to achieve a high level of accuracy.

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

Distribution

As of April 30, 2007, GSP distributed its products, supplies and services through the Spandex distribution network, its Canadian distribution business and various independent distributors in the United States and internationally. Its United States distributors operate in 42 states. None of GSP's principal 15 United States distributors individually accounted for more than 10 percent of the Company's consolidated revenue.

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

Raw Materials

GSP obtains critical materials from three primary suppliers and original equipment manufacturer ("OEM") arrangements. GSP purchases cast vinyl from a company with which GSP has a long-standing relationship. Color foils are supplied by a leading European provider of roll foils for a wide range of industries. The thermal transfer print heads used in GSP's imaging systems are supplied by a Japanese company that is a worldwide leader in the manufacture of thermal heads for fax and bar code applications. GSP has a price list agreement for cast vinyl. GSP does not currently have a written supply agreement for print heads or foils. No other suppliers are significant.

Of its total revenue from United States shipments, GSP derived 35.5 percent in fiscal 2007, 34.6 percent in fiscal 2006 and 36.8 percent in fiscal 2005 from sales of cast vinyl; 15.3 percent in fiscal 2007, 16.8 percent in fiscal 2006 and 18.0 percent in fiscal 2005 from sales of thermal transfer foils; and 5.2 percent in fiscal 2007, 8.4 percent in fiscal 2006 and 7.4 percent in fiscal 2005 from sales of products incorporating thermal transfer print heads.

GSP has not experienced any material delays in obtaining raw materials from any of the foregoing suppliers. If it terminated its existing supply relationship with any of these suppliers, GSP estimates that it could obtain adequate supplies of the applicable raw materials from new suppliers within approximately one to six months following the termination date, although certain brand name marketing advantages would be difficult to replace.

Competition

There is no competitor in GSP's industry offering the comprehensive range of products and services provided by GSP. Nonetheless, GSP faces strong competition in almost all sub-segments of its business, particularly with respect to the sale of inkjet products and aftermarket materials. Entry barriers associated with inkjet products are low. GSP principally competes on the basis of product quality, service, pricing and customer awareness of product alternatives.

Business Acquisition

During May 2007, the Company acquired Data Technology, Inc. and integrated the acquired business under the GSP business unit. This business manufactures automated cutting hardware for the design, die making and short-run production segments of the packaging and graphics industries. This business is expected to enhance GSP's existing equipment, aftermarket and service product lines and may also benefit the Apparel and Flexible Materials segment.

Spandex

Spandex is a world leading trade supplier to the sign making and specialty graphics industries, with a particular focus on the outdoor durable market segment. Spandex specializes in the marketing, sales, distribution and support of digital printing, cutting, routing, related aftermarket materials and consumables, and aluminum sign systems. Headquartered in Belgium and representing the leading brands in the industry, Spandex serves approximately 25,000 customers in 18 countries within Europe, as well as Australia and New Zealand. A new Spandex sales and service office was opened in Warsaw, Poland during November 2007. In addition, Spandex sells to a variety of countries throughout the world through a sub-distribution network.

Spandex offers superior market and technical knowledge, excellent supplier relationships and supply chain infrastructure, and a full array of products and support services. Most customers are small sign shops that find appealing the "one-stop shopping" offered by Spandex. Spandex relies heavily on its ability to provide competitive product offerings from both GSP and strategic OEM partners. The international markets increasingly emphasize digital products, which encompass both wide format inkjet equipment and digital aftermarket materials. This market has seen a proliferation of equipment suppliers and aftermarket distributors in recent years. Spandex believes that it can compete effectively as a vertical provider of differentiated products and services by leveraging its scale of operations and extensive experience.

Distribution Relationships

Spandex acts as a distributor, in some instances on an exclusive basis, for a number of different equipment and aftermarket consumables suppliers. These suppliers place a high value on the scope of Spandex's sales and distribution network and its capabilities. Several of these suppliers also employ direct sales forces, which can lead to competition with Spandex's product offerings.

Raw Materials

Spandex purchases critical products from various suppliers and through OEM arrangements. Thermal transfer foils are supplied by a leading German provider. Vinyl materials, digital materials and hardware are supplied by various providers, including GSP.

Of its total revenue, Spandex derived 3.7 percent in fiscal 2007, 5.3 percent in fiscal 2006 and 6.4 percent in fiscal 2005 from sales of its products incorporating thermal transfer foils. Spandex derived 21.2 percent in fiscal 2007, 27.5 percent in fiscal 2006 and 21.3 percent in fiscal 2005 of its total revenue from sales of products incorporating vinyl materials from one supplier.

Competition

As a global supplier, Spandex competes with both larger and smaller companies, depending on the country and segment being considered. While Spandex is one of the largest global suppliers in the durable outdoor graphics marketplace, it competes in certain geographic markets with companies that are considerably larger than Spandex, including Paperlinx, Antalis and Oce.

APPAREL AND FLEXIBLE MATERIALS

The Company's Apparel and Flexible Materials operating segment represents the Gerber Technology ("GT") business. GT is a leading provider of integrated hardware systems and computer software to the sewn products and flexible materials industries. These hardware and software systems automate and significantly improve the efficiency of information management, product design and development and pre-production and production processes. GT offers specialized solutions to a variety of end-user markets, including apparel and retail, industrial fabrics and composites, transportation interiors and furniture. GT is headquartered in Connecticut and maintains regional offices, agents and/or distributors in 125 countries and serves over 17,500 customers. GT engineers, manufactures and distributes its products in various locations in the Americas, Europe, Asia and Australia.

GT offers a comprehensive suite of products that can be used by its customers as integrated solutions throughout the design and manufacturing process, including:

  Computer-aided manufacturing ("CAM") material spreading and single- and multi-ply cutting systems;

  Product lifecycle management ("PLM") and product data management ("PDM") software, which are enterprise-wide applications used by apparel brands and retailers for global management of product activities and which facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials designers, raw materials suppliers, makers of the materials and retailers;

  Conceptual design, advanced computer-aided design ("CAD") pattern-making and marking/nesting software;

  Pattern design digitizers and large format plotters;

  Spare parts and consumable materials; and

  Customer training, technical support and comprehensive maintenance and specialized support services for GT's equipment and software.

The table below shows an approximate percentage of GT's business, distributed among industry segment.
Apparel and retail	67%
Industrial fabrics and composites	13%
Transportation interiors	11%
Furniture	9%

GT serves the market leaders in each of its four key industry segments. None of GT's customers in fiscal 2007 accounted for more than 10 percent of segment sales.

In North America and Europe, GT services a large installed base and continues to pursue new opportunities to develop key account relationships. Although the migration of apparel manufacturing to lower labor cost areas has displaced some opportunities in North America and Europe, these markets still represent a significant portion of recurring business, including software subscriptions and sales of aftermarket materials. In addition, the North American and European markets continue to generate demand for apparel design and development PLM and PDM software and GT's industrial (non-apparel) software and hardware solutions, including its leather cutting systems. The migration of flexible materials manufacturing to lower labor cost areas and the emergence of new market and supply-chain trends within the apparel industry are expected to provide GT with continuing growth opportunities. GT views the growth market countries in Asia, particularly China and India, as the primary source of significant future business opportunity. China is GT's fastest growing market and the world's largest apparel producing nation. GT has 24 sales and service offices within greater China. During fiscal 2007, the Company's revenue of $28.0 million represented its highest revenue level to date in China.

During May 2007, the Company opened a sales and service office in Vietnam to directly serve that marketplace. Prior to May 2007, the Company sold through a third-party distributor in Vietnam.

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

GT's Synchron™ line of GERBERspreaders™ delivers tension-free spreading of materials at speeds of up to 100 meters per minute. Its GERBERsaver™ Flaw Management System is available as an option to help maximize material utilization during the spreading process. The InfoMark™ Synchron is the world's only integrated system for automatic printing, positioning and application of labels during the spreading process. In fiscal 2006, GT introduced the XLs50, a new spreading system specifically designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.

GT's cutting systems enhance soft goods manufacturing operating efficiency by accurately cutting parts from single and multiple layers of flexible materials such as textiles, leathers, vinyls, plastics, fiberglass and advanced composites. GT cutting systems perform quickly, efficiently and with greater precision than the traditional methods of hand-cutting or die-cutting. These are offered in single-, medium- and high-ply models, marketed as GERBERcutter®. All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for maximum quality and output and "Zoned Vacuum Intelligence" to hold material firmly in place to improve cut quality and reduce power consumption. GT also offers the Taurus™ automated leather cutting system with hide scanning, flaw capture and multiple nesting package capabilities. In April 2007, GT launched the Taurus X Series leather cutter featuring Pivex™ technology. This cutter is appealing to industrial customers, particularly in the transportation sector. In fiscal 2006, GT introduced a new high-ply cutting system, the XLc7000. Similar to the XLs50 spreader, this new product is specifically designed for apparel manufacturers who are new to automation technology.

      Software

GT offers the following major software product lines:

             Product Lifecycle Management Software

Product lifecycle management ("PLM") software is an enterprise-wide tool for managing and improving global product development. Retailers, brand marketers, suppliers and factories adopt PLM solutions to speed products from concept to market, which is a critically important challenge driven by increasingly shorter fashion cycles in the apparel industry. PLM enables web-based collaboration and global schedule management throughout the fashion lifecycle. PLM allows precise and secure, real-time communication of product information from pre-production to retail, reducing supply-chain communication errors and lowering development costs. During fiscal 2007, GT released Fashion Lifecycle Management™, designed to meet the specific needs of the fashion market.

             Product Data Management Software

Product data management ("PDM") software systems reduce lead times, increase the accuracy of prototyping and improve the quality of information flow along the production chain. Design and manufacturing processes are increasingly occurring at geographically separate locations. PDM communication software enables customers to reduce the margin of contractor error and delivery delays, increase product quality and help deliver products to market more quickly. GT's PDM software has been adopted by over 1,000 customers worldwide. These customers operate more than 12,000 software licenses of the product. GT continues to enhance its PDM software and recently released the upgraded WebPDM™ V5.0.

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

      Plotters

Customers use GT's plotters to produce accurate design prints on industrial-width paper for placement on fabric or other materials to provide process information relative to cutting and downstream operations. GT markets the Infinity™ family of thermal inkjet plotters, designed in coordination with Hewlett-Packard, and a range of pen plotter systems. GT designed and engineered the Infinity AE, an advanced inkjet plotter, which is now produced in China for sale in the local Asian markets.

Distribution

GT's products are sold through its worldwide direct distribution and service network (accounting for 67 percent of GT's total fiscal year 2007 revenue) and through independent agents and distributors. GT's management recognizes that employing a direct sales model in certain regions would likely increase its overall direct revenue, but believes that GT's long-standing agent and distributor network, staffed with knowledgeable individuals who speak the local language and understand the particular challenges and opportunities of their markets, represents an ultimately more valuable asset in these markets. Periodically management revaluates this strategy and determines if the use of an indirect or direct sales model is appropriate.

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

OPHTHALMIC LENS PROCESSING

Gerber Coburn ("GC"), the Company's Ophthalmic Lens Processing operating segment, is a leading supplier of equipment, supplies, and software to the ophthalmic lens processing industry. GC designs, manufactures and services a broad variety of products including equipment, software and consumables used in the production of prescription spectacle eyewear. GC serves customers in a variety of market segments ranging from wholesale lens production laboratories to retail eyewear chains and independent eye care professionals such as ophthalmologists, optometrists and opticians, who perform certain in-office lens processing.

GC's offering includes software which translates patient prescription into information used by the equipment to produce the desired lens. It also includes equipment and consumables for all lens production steps such as blocking, fining, polishing and coatings. The product line extends to the finishing areas in which the lens is edged and inspected prior to mounting in the frame.

GC believes that its large installed base of products, consisting of over 7,000 customers in approximately 75 countries, provides it with a significant opportunity to increase its aftermarket consumables business through expanded product offerings. Furthermore, GC believes that the growth market countries in Asia, Eastern Europe and Latin America represent an important revenue opportunity. These markets are beginning to develop the infrastructure to perform sophisticated eye exams for a growing middle class who will demand more for their prescription eyewear such as anti-reflective coatings and multi-focal lenses. These additional lens features drive demand for the type of products offered by GC. Moreover, GC plans to leverage the global service capability of the Company's Gerber Service organization to provide on-site installation, training and support.

Products

GC's products reduce the amount of time and number of operations needed to process prescription lenses. The benefits of GC's comprehensive solutions include a reduction of production steps, staff training cycles, operating errors and lens breakage. Benefits also include improved lens quality, minimal optical knowledge required by laboratory staff, lower manufacturing costs per square foot, a clean work environment and the elimination of toxic metals and coolants.

      Equipment

GC's equipment offerings consist of lens surfacing equipment, coating equipment, finishing equipment and lens inspection equipment.

Prescription lenses are generally produced in one of two ways. One method consists of the use of a "stock lens," in which the initial casting or injection molding of the lens produces the desired prescription. This method requires that only the finishing operations be performed. The first step of the finishing operation is blocking, in which a holding device (a block) is oriented and attached to the lens. The shape of the frame is "traced" in a tracer that digitizes the measurements and then communicates them to an edger. This blocked lens is then "finished," or edged to match the shape of the frame onto which it will be mounted.

The other method starts with a semi-finished lens blank. The blank is surface blocked and has a curve "generated," or cut into the lens by a generator to create the desired prescription. The lens generating process creates a lens that is geometrically correct, but not optically clear. The fining process uses abrasive pads to eliminate cutting marks produced during the generating step. The polishing operation uses a flock-based pad and slurry-based abrasive to make the lens optically clear. The lens is then de-blocked and ready for coating or finishing.

             Surfacing Equipment

GC offers a range of surfacing equipment that uses computer control to create precise curves on the lenses. GC's lens surface generator offerings include products to satisfy the needs of labs of all sizes, processing all types of materials. GC offers the DTL Generator with a Cut-to-Polish option, an affordable, high-speed system for the wholesale laboratory market designed to cut a prescription into a lens while eliminating the fining step, thus improving productivity for the lab. GC also offers blocking products designed for high throughput manufacturing environments. The alloy AcuBlock™ Eclipse Surface Blocker™ is a part of its comprehensive line of lens layout blocking systems. In fiscal 2006, GC introduced the CMX-50 cylinder machine, a robust finer and polisher to address the needs of the wholesale labs market segment. The Acuity is the finer/polisher of choice for the retail segment of the market.

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

             Finishing Equipment

Through a relationship with Essilor International, a world leader in ophthalmic optical products, GC is able to offer a wide range of finishing equipment such as the Kappa system. GC also provides finishing systems with drilling capabilities such as the Kappa CT/CTD system. GC offers the Esprit 3D Lens Finishing System for international markets.

             Lens Inspection Equipment

Lens inspection equipment is used to verify the quality and accuracy of the lenses produced. Certain lens inspection equipment, such as the Dimetrix Lens Inspection and Finish Blocker, also block the lens. Co-developed with Visionix, Ltd., Dimetrix streamlines lens production by combining finish blocking and lens power inspection into one device.

              Full Service Laboratory Equipment

GC also sells a complete ophthalmic lens processing system, Premier Lab™, designed for retail lens processing. Premier Lab is a compact, full service laboratory for processing CR39, high-index and polycarbonate lenses. A Premier Lab includes a frame tracer, blocking system, surface generator, finer/polisher, coating system, finishing system and related software.

      Software

GC's software is the backbone of its comprehensive solutions, especially for small laboratories. From simple remote tracing with GC's Innovations Lite™ software to a more comprehensive software package such as its Innovations Standard software, GC can provide prescription calculation software necessary to run an optical laboratory. GC provides worldwide on-site software installation, training and support by leveraging its internal network of local service specialists.

Distribution

GC distributes products directly in the United States and Canada. In other regions of the world, the Company leverages a combination of direct sales and independent agents to maximize its coverage. GC also participates in industry trade shows in the Americas, Australia, Europe and Asia. Trade shows often generate a significant source of new sales leads.

Raw Materials

GC purchases materials from numerous suppliers. Many of these materials are incorporated directly into GC's manufactured products, while others require additional processing. GC has not experienced significant difficulties in obtaining timely deliveries. Increased demand for these materials or future unavailability could result in production delays that might adversely affect GC's business. GC's management believes that, if required, it could develop alternative sources of supply for the materials it uses. In the near term, GC's management does not expect availability of materials, components, or supplies from any particular supplier to have any material adverse effect on its overall business.

Competition

The combination of technology, value, strategic alliances and distribution has enabled GC to become a leading supplier of equipment, consumables, and software to the ophthalmic industry. GC's principal competitors in the large laboratory market segment are Satisloh GmbH and Schneider GmbH. Principal competitors in the retail and eye care professionals segment are Nidek, Briot and AIT.

GENERAL BUSINESS INFORMATION

BACKLOG

The backlog of firm orders within the Company's operating segments as of April 30, 2007 and 2006 is presented in the table below. The entire backlog as of April 30, 2007 is expected to be delivered in fiscal year 2008.
In thousands	April 30,
	2007	2006
Sign Making and Specialty Graphics	$ 1,557	$ 2,699
Apparel and Flexible Materials	43,197	40,514
Ophthalmic Lens Processing	2,600	357
	$47,354	$43,570

INTELLECTUAL PROPERTY RIGHTS

The Company owns and has applications pending for a number of patents in the United States and other countries, which expire over the next thirteen years and cover many of its products and systems. While the Company considers such patents and patent applications to collectively be important to its operations, it does not consider that any patent or patent group related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

SEASONALITY

GSP and Spandex's sales of equipment and aftermarket materials are affected by seasonality in the sign industry, in which demand for these products customarily declines in cold weather months. GT and GC do not experience significant seasonality trends. However, the Company historically has a strong fourth quarter.

RESEARCH AND DEVELOPMENT

Developing new and innovative products and broadening the application of the Company's established products are important to the Company's continued success. The Company invested $24.3 million in fiscal 2007, $24.9 million in fiscal 2006 and $25.0 million in fiscal 2005 in research and development activities. The Company develops and designs new products for its customers to maintain a leading position in providing end to end customer solutions to the world's sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.

FINANCING ACTIVITIES

The Company has agreements with major financial services institutions to provide customers with lease financing to assist customers in purchasing the Company's equipment. The financial services institutions are the lessor and the customer is the lessee. These leases typically have terms ranging from three to five years. As of April 30, 2007, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $16.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $5.6 million.  The equipment sold generally collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company. The Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution.

EMPLOYEES

The Company had approximately 2,190 employees as of April 30, 2007. Of this amount, 61 percent are based outside of the United States.

GOVERNMENT REGULATION

None of the Company's principal businesses are directly subject to government regulation that is material to their businesses.

GT's business has been, and will continue to be, affected by trade laws and regulations pertaining to the apparel and textile industries. These trade laws include the decisions of the World Trade Organization (the "WTO"). The WTO eliminated quota restrictions on textile and apparel imports on January 1, 2005. However, a special safeguard provision was included as part of China's accession to the WTO and has allowed other WTO members to re-impose quotas on Chinese imports through 2008.

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

WEBSITES AND ADDITIONAL INFORMATION

The Company's principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074. The Company's telephone number is (860) 644-1551 and website address is www.gerberscientific.com. On the Investor Relations section of the Company's website, access is provided, free of charge, to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed with, or furnished to, the SEC, in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The contents of the Company's website are not a part of this Annual Report on Form 10-K. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers filing electronically, including the Company. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Some hardware and aftermarket consumables products are manufactured to the company's specifications by either domestic or international manufacturers or suppliers. The inability or unwillingness of a manufacturer or supplier to ship such products in a timely manner or to meet quality standards could cause the company to miss customers' delivery date requirements for those items, which could result in the cancellation of orders, refusal to accept deliveries, lost customers, product returns, or voluntary reductions in purchase prices, any of which could have an adverse effect on the company's operating results and financial condition.

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

The company's export sales have generally been made in United States dollars, although in some territories, principally Western Europe, the company sells in local currencies. Approximately 73 percent of the company's revenue, including US export sales, was generated in fiscal 2007 by the international operations of the company's principal business units.

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

The company operates and competes on a global basis and must conform to applicable environmental, health and safety ("EH&S") laws and regulations wherever the company operates, and in some cases, wherever products are sold. If the company fails to comply with any present or future EH&S laws or regulations, it could incur liabilities, including monetary, civil and criminal penalties and liabilities resulting from the suspension of sales of noncompliant products.

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

Uncertainty presently exists with respect to certain effective European Union legislation. One European Union directive restricts the use of certain hazardous substances in listed categories of electrical and electronic equipment, and another directive mandates the collection, reuse, recycling, treatment and environmentally sound disposal of listed categories of electrical and electronic equipment at the end of its useful life. If alleged to be in noncompliance with this or other European Union directives affecting finished products, the company could be required to pay significant legal fees in defense of its positions and, if unsuccessful, could be required to suspend sales of noncompliant products within certain European Union countries. The suspension of product sales could cause the breach of a contractual obligation and result in the company being directly or indirectly liable for costs, penalties or third-party claims. A sustained finding of noncompliance could additionally require the company to incur significant expenses associated with the redesign or reengineering of products or manufacturing processes, or incur expenses associated with the possible recall of any noncompliant product and/or the management of historical waste products.

The intellectual property of the company's businesses, though protected by patents and trademarks, may be at risk when the company manufactures at foreign locations.

As some manufacturing is shifting offshore, there is a risk of having patented products reverse engineered and rebuilt by a local competitor. In some countries, such as China, the company cannot guarantee that its intellectual property rights will be protected. Management considers patents and patent applications collectively to be important to the company's operations and has established controls to help secure intellectual property. These controls may not prove to be effective in all circumstances.

The company's businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in the industries in which it operates and other external forces.

The company's businesses and operations could be affected by the following, among other factors:

  changes in general economic conditions and specific conditions in industries in which the company's businesses operate that can result in the deferral or reduction of purchases by end-use customers;

  changes in the level of global corporate spending on technologies related to such economic conditions;

  the effects of terrorist activity and international conflicts, which could lead to business interruptions;

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

Management believes that diversification of the company's businesses across multiple industries and geographically has helped, and should continue to help limit, the effect of adverse market conditions in any one industry or the economy of any one country or region on consolidated results. Nonetheless, the effect of adverse conditions in one or more industries or regions may not be limited or offset in the future.

The company's results are subject to fluctuations in costs of purchased finished goods, components and aftermarket consumables.

The company depends on finished equipment, component parts and other materials from suppliers to manufacture and distribute the systems the company sells. Each of the business units also relies on suppliers for certain aftermarket consumable materials it sells through directly. Fluctuations in the prices of such equipment, components and materials, whether caused by market demand, shortages, currency exchange rates, or other factors, could adversely affect the cost basis for the production, delivery or maintenance of the company's products and, in turn, have an adverse effect on its results of operations, financial condition, and cash flows.

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

Approximately 16.3% of the company's assets consisted of goodwill as of April 30, 2007. If the company makes changes in its business strategy or if market or other conditions adversely affect business operations, the company may be forced to record an impairment charge, which would lead to a decrease in the company's assets and reduction in net operating performance. The company tests goodwill for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, the company is required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires the company to make significant estimates about the future performance and cash flows of the company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about the business and its future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

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

Most of Gerber Scientific Products' aftermarket products are supplied on an OEM basis from large industry suppliers. Although the company believes there are alternative sources of supply, the company would need to compete with its current suppliers if they decide to sell directly to the company's customers, which could adversely affect the company's operations.

The non-renewal by any of Gerber Scientific Products' key United States distributors of annual distribution agreements could adversely affect Gerber Scientific Products' operating results.

As a significant percentage of Gerber Scientific Products' revenue is represented by its principal United States distributors, the non-renewal by some or all of the annual distribution agreements could adversely affect Gerber Scientific Products' operating results. Additionally, there is the further risk that distributors may compete directly in the distribution of inkjet imaging products.

If the company does not choose the right products to distribute to its end-use customers and distributors, its market position and operating results may suffer.

A failure to meet customer requirements could have a negative effect on Gerber Scientific Products' market position and operating results. Gerber Scientific Products, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers. To maintain relationships with customers, Spandex and Gerber Scientific Products' United States distributors must distribute the products that meet customer specifications. They must also ensure that the products are operating correctly and that sales personnel and technicians are properly trained concerning the capabilities and calibration of new products. In light of the increased pace of technological advances, and the proliferation of new products due to low industry barriers to entry, end-use customers have become increasingly dependent on the company to perform these functions and have this expertise. To meet these objectives, Gerber Scientific Products must carefully manage relationships with equipment and aftermarket consumables suppliers, making sure that they are satisfied with Gerber Scientific Products' performance and services.

Risks Relating to the Apparel and Flexible Materials Business

Gerber Technology's markets are inherently tied to regional and global economic conditions and levels of capital investment and, as such, are difficult to predict.

The apparel, textile, furniture and transportation industries, particularly in the United States, Europe, China and Japan, are highly dependent on external economic factors. In addition, the retail apparel industry is inventory-driven. As a result, Gerber Technology's business sales volumes on occasion may reflect significant variations in periods as short as one month.

Gerber Technology may face increased competition in the future from manufacturers of low-end products, which could lead to loss of market share, declining prices and margins.

A failure by Gerber Technology to respond effectively to increased competition in sales of low-end products, which may require further steps to lower Gerber Technology's cost of production, may result in a loss of market share and otherwise adversely affect operating results. Low-end products, particularly CAD systems, have experienced increased usage in growth markets such as China, India and Eastern Europe. These products tend to be local in their distribution, thereby minimizing shipping costs, import duties and the cost of obtaining an import license, but there is a risk that these products will be distributed regionally. Further the introduction by competitors of spreaders and plotters in some developing countries could result in more intense competition in growth market countries that are expected to provide significant growth opportunities for Gerber Technology.

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

Although Gerber Coburn has an installed customer base of over 7,000 customers, its quarterly and annual operating results can vary depending on the timing and level of larger orders for its equipment and aftermarket consumables. These orders may be of a periodic or non-recurring nature, the timing of which may be driven by market forces to which the customer is seeking to respond, and not all of which can be anticipated. The variability of Gerber Coburn's periodic operating results may also be heightened as a result of the consolidation occurring within the optical lens industry.

Gerber Coburn must successfully execute on the distribution of key distributor products or face the risk that those distribution agreements may not be renewed.

A portion of Gerber Coburn's revenue comes from the sales of products that are developed and manufactured by third parties. By contractual agreement, Gerber Coburn's distribution rights are tied to performance levels which include sales minimums. In the event that those performance levels are not achieved, Gerber Coburn may risk the loss of distribution rights for those products. Loss of those distribution rights will adversely affect Gerber Coburn's overall operating results.

Gerber Coburn must successfully respond to market demands for new products, specifically in the area of direct surfacing, or risk the loss of market share to competitors.

A growing demand within the ophthalmic laboratory segment is that of direct surfacing, sometimes called digital surfacing or free-form lens processing. Direct surfacing requires new, more precise, and more complex equipment which Gerber Coburn has had under development for a number of years, and which the company plans to launch in November 2007. While the demands for direct surfacing represents an opportunity for Gerber Coburn, failure to successfully introduce a direct-surfacing system in a timely manner may result in a reduction of overall operating results for the company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of April 30, 2007, the Company maintained facilities at the following locations:
Type of Facility	Location	Square Feet
Manufacturing/office (L) (1,3)	South Windsor, CT, USA	249,904
Manufacturing/office (O) (1,2,3)	Tolland, CT, USA	224,000
Manufacturing/office (L) (4,5)	Manchester, CT, USA	118,000
Manufacturing/office (O) (1)	Lancaster, England	125,000
Manufacturing/office (L) (2)	Ikast, Denmark	64,000
Manufacturing/office (O) (1)	Achern, Germany	56,000
Warehouse/sales and service office (L) (1,5)	Bristol, England	110,308
Warehouses/sales and service offices (O) (3)	South Australia	16,750
Warehouses/sales and service offices (L) (1,2,3)	Various	563,167

(O)	Company-owned
(L)	Leased

(1)	Sign Making & Specialty Graphics
(2)	Apparel & Flexible Materials
(3)	Ophthalmic Lens Processing
(4)	Unoccupied
(5)

As of April 30, 2007, the Company sublet 49,100 square feet in Manchester, Connecticut and 32,585 square feet in Bristol, England to independent third parties. These subleases expire over various periods.

Management believes that the Company's facilities, which are utilized primarily on a single-shift basis with overtime, are adequate to meet the Company's current requirements. The Company's leases for warehouse and sales and service office space are generally on a short-term basis. Rentals for leased facilities aggregated $8.5 million in fiscal year 2007. The Company owns certain machinery and equipment used in its operations and leases the remainder. In fiscal year 2007, the aggregate rental under such leases was $4.0 million. See further discussion in Note 15 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business. While the outcome of current pending matters cannot be predicted definitively, management, after reviewing such matters and claims and consulting with the Company's internal and external counsel and considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material adverse impact on the Company's consolidated financial position, results of operations, cash flows, liquidity or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ended April 30, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents, as of July 1, 2007, certain information below about each of the Company's executive officers and certain significant employees over the past five years, including positions held with other companies and with subsidiaries of the Company. All officers serve at the pleasure of the Board of Directors.
Name	Age	Position as of July 1, 2007 and Date of Initial Appointment	Other Business Experience Since 2002
Marc T. Giles[1]	51	President and Chief Executive Officer (November 29, 2001)	---

James S. Arthurs	64	Senior Vice President (September 30, 2002); President Asia-Pacific, Gerber Scientific, Inc. (February 1, 2005)

President, Gerber Technology (September 2002 - February 2005); Executive VP, Gerber Technology, Inc. (January 2002 - September 2002); Senior VP Global Sales, Gerber Technology, Inc. (May 2001 - September 2002)

Bernard J. Demko[2]	49	Senior Vice President, Gerber Scientific, Inc. - Gerber Scientific Operations (April 21, 2005)	COO (September 2002 - April 2005); Senior VP (December 2001 - April 2005); COO, Gerber Technology, Inc. (September 2000 - September 2002)

William V. Grickis, Jr.	57	Senior Vice President and General Counsel (October 1, 2003); Secretary (November 20, 2003)	Private legal practice (May 2002 - September 2003)

John R. Hancock	60	Senior Vice President (December 7, 2001); President, Gerber Technology (February 1, 2005)	President, Gerber Coburn Optical (December 2001 - February 2005)

John D. Henderson	47	Vice President, Project Management Office (May 1, 2006)

Executive Director, Project Management Office (July 2004 - April 2006);
Director, Customer Service - Americas (Jan. 2003 - June 2004);
Director, Aftermarket Product Management (June 2001 - December 2002)

John J. Krawczynski	35	Vice President, Chief Accounting Officer and Corporate Controller (September 5, 2005)	Controller, Lydall, Inc. (May 2004 - August 2005) manufacturer of thermal/acoustical and filtration/separation products; Assistant Controller, Lydall, Inc. (November 2001 - April 2004)

Rodney W. Larson	49	Senior Vice President (May 1, 2007); President, Spandex (July 1, 2007)

President, Gerber Coburn (March 20, 2006); Independent consultant (2005 - April 30, 2007); VP, Sales and Marketing, Key Technology (2003 - 2005) developer of automated inspection, sorting and material conveying solutions for process industries; VP, General Manager, Key Technology (2000 - 2003)

Stephen P. Lovass	38	Senior Vice President; President, Gerber Coburn (July 1, 2007)

Vice President; President, Spandex (November 29, 2006); Interim Group Managing Director, Spandex Ltd. (February 1, 2005 - November 29, 2006); VP, Marketing and Business Development, Spandex Ltd. (April 2004 - February 2005); Executive Director, Product Management and Marketing, Gerber Technology (May 2001 - March 2004)

Jay Wickliff	55	Vice President; Global Human Resources (2006)	Executive Director, Human Resources (2004-2006); Director, Global Human Resources (2002-2004)

Gregory A. Wolf	39	Senior Vice President (May 1, 2006); President, Gerber Scientific Products (November 1, 2004)

Vice President, Gerber Scientific, Inc. (November 2004 - April 2005); Executive Director, Sales and Service, Gerber Scientific Products (October 2003 - November 2004); Director Business Development, Gerber Scientific, Inc. (January 2003 - October 2003); Director, North American Proteins, FMC Technologies/FMC FoodTech (June 2001 - January 2003) technology provider for the energy, food processing and air transport industries

1 Subsequent to the resignation of Jay Zager effective on June 22, 2007, Marc Giles has been performing the functions of Chief Financial Officer.
2 As previously reported in the Company's Current Report on Form 8-K filed on May 9, 2007, Bernard J. Demko announced his resignation on May 9, 2007.

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
	High	Low	Close
Fiscal 2007
First Quarter	$15.59	$ 9.55	$15.33
Second Quarter	16.80	13.17	14.61
Third Quarter	14.99	11.33	12.33
Fourth Quarter	12.98	9.86	10.01
Fiscal 2006
First Quarter	$ 7.92	$ 5.90	$ 6.02
Second Quarter	8.40	5.86	7.91
Third Quarter	11.34	7.85	11.12
Fourth Quarter	12.13	9.69	10.37

Record Holders
As of May 31, 2007, the Company had 836 holders of record of its common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
No reportable matters occurred during the fiscal quarter ended April 30, 2007.

Stock Repurchase Plan
Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time, as in the opinion of management market conditions warrant. Under this authorization, the Company purchased 1.0 million shares in fiscal 2000. As of April 30, 2007, the Company could purchase up to an additional 2.0 million shares.

Chief Executive Officer and Chief Financial Officer Certifications
The Company has filed with the SEC as Exhibits to this Annual Report on Form 10-K the certifications of the Company's Chief Executive Officer, who also performs the functions of the Company's Chief Financial Officer, required under Section 302 of the Sarbanes-Oxley Act of 2003 and SEC Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 regarding the Company's financial statements, internal control over financial reporting, disclosure controls and procedures and other matters. In addition, following the fiscal 2006 annual meeting of shareholders, the Company submitted to the NYSE in a timely manner the annual certification of the Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the fiscal years ended April 30, 2007, 2006, 2005, 2004 and 2003. The selected financial data were derived from the Company's audited financial statements appearing in Item 15 of this Annual Report on Form 10-K. The selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, including the notes thereto, included in Item 15 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended April 30,
In thousands except per share amounts	2007	2006	2005	2004	2003
Revenue	$574,798	$530,418	$517,322	$516,816	$512,369
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	13,508	2,984	(5,638)	4,581	7,989
Per common share:
Basic	0.59	0.13	(0.25)	0.21	0.36
Diluted	0.58	0.13	(0.25)	0.20	0.36
Net income (loss)	13,508	2,644	(5,638)	4,581	9,383
Per common share:
Basic	0.59	0.12	(0.25)	0.21	0.42
Diluted	0.58	0.12	(0.25)	0.20	0.42
Total assets	335,962	310,480	313,319	291,290	310,872
Long-term debt (includes current maturities)	31,836	37,120	45,742	59,021	85,807
Shareholders' equity	144,481	125,616	115,715	117,441	94,421

During fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and recorded $1.0 million in stock based-compensation expense related to stock options, net of tax ($0.04 per diluted share). The Company also adopted the provisions of FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). The adoption of SFAS 158 resulted in a $4.2 million increase to total assets, a $0.5 million increase to other accrued liabilities and total current liabilities, a $12.6 million increase to other long-term liabilities, and a $8.9 million decrease to equity, net of tax.

During fiscal 2006, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Contingent Asset Retirement Obligations, and recorded a cumulative effect of a change in accounting principle of $0.3 million, net of tax ($0.01 per diluted share).

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1A, "Risk Factors" of this Annual Report on Form 10-K. The Company cannot assure that its results of operations, financial condition, or cash flows will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

GENERAL

The following discussion is intended to help the reader understand Gerber Scientific, Inc., its operations and present business environment. Management's Discussion and Analysis ("MD&A") is provided as a supplement to the consolidated financial statements and therefore should be read in conjunction with Item 15, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. MD&A is comprised of the following primary sections:

  Overview and Outlook - a brief summary of fiscal 2007 and future expectations.

  Results of Operations and Segment Review - an analysis of the Company's consolidated results of operations for the three years presented in the consolidated financial statements.

  Financial Condition - an analysis of cash flows, off-balance sheet arrangements, aggregate contractual obligations, and an overview of the financial position.

  Critical Accounting Estimates - a description of accounting policies that require critical judgment and estimates.

OVERVIEW AND OUTLOOK

Gerber Scientific, Inc. is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries. The Company focuses on product innovation and premier customer service. Over the past few years, the Company has emphasized new product development for each of its three operating segments. These include the Sign Making and Specialty Graphics operating segment (both the Gerber Scientific Products and Spandex business units), the Apparel and Flexible Materials operating segment (Gerber Technology) and the Ophthalmic Lens Processing segment (Gerber Coburn). New products fuel the Company's overall revenue growth and future sustainability.

During fiscal 2007, the Company launched several new products across each operating segment. These products have been well received in their intended markets, as indicated by revenue growth.

The Company has expanded geographically within the past years. Most notably, the Company's China operations have continued to develop and include outsourced manufacturing operations. The Company currently has approximately 200 employees in China. This geographic expansion is consistent with the Company's customers shift to lower cost locations, primarily within the Apparel and Flexible Materials operating segment.

These activities have contributed broadly to the Company's revenue performance. The growth is primarily from new product development, the success of the Company's initiatives within China and the favorable impact of foreign currency translation of $19.2 million as compared with fiscal 2006. Key new product revenue of $27.2 million increased 81.3 percent as compared with fiscal 2006, driven by the Solara UV2 inkjet printer and related aftermarket materials in the Sign Making and Specialty Graphics segment and the XLS 50 and XLC spreading and cutting equipment in the Apparel and Flexible Materials segment. The table below shows revenue from each segment over the past three fiscal years. In fiscal 2006, foreign currency translation negatively impacted revenue as compared with fiscal 2005.
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Sign Making and Specialty Graphics	$302,087	$276,277	$274,233
Apparel and Flexible Materials	196,164	182,808	170,367
Ophthalmic Lens Processing	76,547	71,333	72,722
	$574,798	$530,418	$517,322

Manufacturing, selling, general and administrative costs have increased in relation to this revenue growth, though the Company was successful at improving operating margins. As a percentage of revenue, selling, general and administrative costs reflected modest improvement as compared with the same prior year periods. The improvement as a percentage of revenue was achieved despite the impact of expensing stock option compensation costs beginning in fiscal 2007 in conjunction with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). Stock option compensation expense, included primarily within selling, general and administrative expenses, was $1.6 million for the fiscal year ended April 30, 2007. The table below highlights the Company's improved operating margin over the past three fiscal years.
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Operating income (loss)	$23,632	$17,816	$(1,010)
Operating margin as a percentage of revenue	4.1%	3.4%	(0.2)%

The Company has initiated actions to improve gross margins and control operating costs. These include the implementation of lean manufacturing principles through the adoption of the Gerber Business System and a focus on low cost sourcing, leveraging the Company's presence within China. These initiatives are expected to have a positive impact on operating income in fiscal 2008.

With an emphasis on maintaining the Company's presence as a premier customer service provider, the Company plans to implement a Customer Relationship Management software tool during fiscal 2008. The investment in this software is expected to provide significant benefits by better enabling the Company to capture, store and analyze customer information.

In prior years, the Company focused efforts on improving its overall debt structure and position. The Company ended its fiscal year with debt of $33.4 million as of April 30, 2007. This was the lowest outstanding debt as of a year-end since fiscal 1999. The interest structure of the current credit facility, entered into less than two years ago, and the ongoing repayment of debt have resulted in lower interest expense in fiscal 2007. For half of fiscal 2006 and all of fiscal 2005, interest expense was incurred under the Company's previous credit facilities with higher interest rates. Increased debt related to acquisition activities coupled with rising interest rates could increase interest expense in fiscal 2008.

The Company's effective tax rate decreased for the year ended April 30, 2007 as compared with the year ended April 30, 2006, returning to a more normalized level of 34.5 percent as compared with the fiscal 2006 effective tax rate of 67.5 percent. The fiscal 2006 higher effective tax rate was primarily related to prior year charges from a change in United Kingdom tax law and the establishment of certain foreign country valuation allowances.

In fiscal 2008, the Company expects to continue to grow its revenue base through new products, market expansion and targeted acquisitions. During November 2006, the Company completed an acquisition of the Apparel and Flexible Material segment's Spanish distributor. The Company's Sign Making and Specialty Graphic's segment completed an acquisition during May 2007 of Data Technology, Inc., a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries.

RESULTS OF OPERATIONS
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Revenue	$574,798	$530,418	$517,322
Cost of sales	402,424	369,902	369,898
Gross profit	172,374	160,516	147,424
Selling, general and administrative (SG&A) expenses	124,460	118,053	120,366
Research and development	24,282	24,878	25,037
Restructuring charges	---	(231)	3,031
Operating expenses	148,742	142,700	148,434
Operating income (loss)	$ 23,632	$ 17,816	$ (1,010)

Key Statistics:
Gross margin percentage	30.0%	30.3%	28.5%
SG&A as a percentage of revenue	21.7%	22.3%	23.3%
Research and development as a percentage of revenue	4.2%	4.7%	4.8%

Revenue - Consolidated revenue for fiscal 2007 increased by $44.4 million, or 8.4 percent, compared with fiscal 2006, which increased $13.1 million, or 2.5 percent as compared with fiscal 2005 levels. During fiscal 2007, the effect of foreign currency translation increased consolidated revenue by approximately $19.2 million as compared with fiscal 2006. During fiscal 2006, the effect of foreign currency translation unfavorably impacted consolidated revenue by approximately $6.7 million as compared with fiscal 2005.

The following table presents revenue by operating segment as a percentage of consolidated revenue in fiscal 2007, 2006 and 2005:
	For the Fiscal Years Ended April 30,
In thousands	2007		2006		2005
Sign Making and Specialty Graphics	$302,087	53%	$276,277	52%	$274,233	53%
Apparel and Flexible Materials	196,164	34%	182,808	35%	170,367	33%
Ophthalmic Lens Processing	76,547	13%	71,333	13%	72,722	14%
	$574,798	100%	$530,418	100%	$517,322	100%

The growth in the Sign Making and Specialty Graphic's segment revenue was directly attributable to an internally developed inkjet printer, the Solara UV2, as well as improved sales volume of related aftermarket supply materials. Within the Apparel and Flexible Materials segment, incremental sales of new products and continued growth in Asian markets contributed to the sales increase. Equipment revenue from new products also fueled the increase in the Ophthalmic Lens Processing segment. Foreign currency translation additionally contributed to the increased revenue in each segment in fiscal 2007.

In fiscal 2006, the Company reported higher revenue in the Apparel and Flexible Materials and the Sign Making and Specialty Graphics segments, despite the unfavorable impact of foreign currency translation. The growth in the Apparel and Flexible Materials segment reflected anticipated growth in Asian markets. The growth in the Sign Making and Specialty Graphic's segment revenue was directly attributable to two internally developed printers, the Solara UV2 and Edge FX, as well as increased sales volume of related aftermarket supply materials. Partially offsetting this growth, the Company reported slightly lower revenue in the Ophthalmic Lens Processing segment attributable mainly to lower aftermarket sales.

The following table shows that the mix of equipment and software, aftermarket supplies and service revenue as a percentage of total revenue during the past three fiscal years has not significantly changed. The slight shift in mix from fiscal 2005 was attributable to new product introductions in all three operating segments, offset by lower aftermarket revenue primarily within the Ophthalmic Lens Processing segment.
	For the Fiscal Years Ended April 30,
	2007	2006	2005
Equipment and software revenue	33%	33%	31%
Aftermarket supplies revenue	55%	55%	58%
Service revenue	12%	12%	11%

Revenue by geographic region and as a percentage of consolidated revenue in fiscal 2007, 2006 and 2005 was as follows:
	For the Fiscal Years Ended April 30,
In thousands	2007		2006		2005
North America	$197,451	34.4%	$206,391	38.9%	$195,374	37.8%
Europe	243,564	42.4%	214,169	40.4%	220,384	42.6%
Rest of World	133,783	23.2%	109,858	20.7%	101,564	19.6%
	$574,798	100.0%	$530,418	100.0%	$517,322	100.0%

In fiscal 2007, the increase in Europe primarily reflects the success of the Company's Sign Making and Specialty Graphics segment for both equipment and aftermarket volume as well as the favorable impact of foreign currency translation. The more significant increase in the Rest of World region is as a result of the Apparel and Flexible Materials business volume in Asian markets and is attributable to both the continued migration of apparel production to growth markets, particularly China, and the success of new products. This shift is also the primary factor causing the decline in the North American region.

In fiscal 2006, the increase in North American revenue was primarily related to the success of new products. This increase was slightly offset by a decline for North American aftermarket revenue for the Ophthalmic Lens Processing segment. The increase in the Rest of World revenue reflected the migration of apparel production to growth markets. The decrease in European revenue was primarily attributable to the impact of foreign currency translation.

The Company operates throughout the world and therefore operating results are affected by global, industrial and political factors. However, geographic and industry diversity has helped limit the impact of any one industry or the economy of any single country on the Company's consolidated revenue and operating results.

Fiscal 2005 Operating Charges - The fiscal 2005 operating loss included pre-tax operating charges of $10.5 million. There were no similar charges in fiscal 2007 or fiscal 2006. Of that amount, $8.9 million related to costs incurred in improving the operations of the Spandex business and to management's decision to withdraw from a product in the Sign Making and Specialty Graphics segment. Of the remaining charges, $1.4 million were incurred by the Ophthalmic Lens Processing segment in relocating manufacturing operations from Muskogee, Oklahoma. The total charges included $5.1 million of inventory and demonstration equipment write-downs, $1.8 million of revenue adjustments, $1.0 million of additional bad debt expense, $0.4 million of fixed asset impairments and $2.2 million of other operating charges. Other operating charges of $2.2 million included adjustments related to periods prior to fiscal 2005 in the amount of $1.2 million. Of the aggregate pre-tax charges, $1.8 million were recorded as a reduction of sales, $6.0 million in cost of products sold and $2.7 million in selling, general and administrative expenses.

Gross Profit - Gross profit has increased over each of the past three fiscal years. Gross margin as a percentage of revenue slightly declined in fiscal 2007 as compared with fiscal 2006 and fiscal 2006 gross margin increased as compared with fiscal 2005. The fiscal 2005 gross margin was negatively impacted by $7.8 million of operating charges discussed above.

The translation impact of foreign currency denominated revenue coupled with United States dollar-denominated costs favorably impacted the Company's gross profit for fiscal 2007 as compared with fiscal 2006. Additionally, sales volume had the effect of increasing gross profit in fiscal 2007 by approximately $6.4 million from fiscal 2006, while sales mix and pricing decreased gross profit by $0.4 million. For fiscal 2006, sales volume had the effect of increasing gross profit by approximately $4.5 million as compared with fiscal 2005, while sales mix and pricing increased gross profit by $2.7 million. Offsetting these favorable items, freight and logistics costs increased in both fiscal 2007 and 2006 as a result of increased sales volume and escalating costs of fuel.

Selling, General and Administrative Expenses
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	Change	2006	2005	Change
Selling, general and administrative expenses	$124,460	$118,053	5.4%	$118,053	$120,366	(1.9%)

Although selling, general and administrative expenses ("SG&A") increased in fiscal 2007 as compared with fiscal 2006, as a percentage of revenue, SG&A expenses in fiscal 2007 were lower year over year than in fiscal 2006.

The fiscal 2007 increase in SG&A costs as compared with fiscal 2006 was primarily attributable to higher sales and marketing costs of $5.5 million, which were related both to increased selling costs and the marketing efforts associated with new product launches. Additionally, stock based compensation cost increased by $1.4 million associated with the Company's adoption on May 1, 2006 of SFAS 123R as compared with fiscal 2006. The Company began its implementation of the Gerber Business System (lean manufacturing principles) in fiscal 2007 and incurred related expenses of $0.8 million. Foreign currency translation increased SG&A costs approximately $3.7 million as compared with fiscal 2006 costs. These items were partially offset by lower overall incentive compensation expense of $1.9 million and lower pension costs of $1.8 million. The incentive compensation expense was based on internal performance measures and pension costs were largely driven based on changes in the Company's discount rate. The Company expects fiscal 2008 pension expense to be comparable with the fiscal 2007 level.

Fiscal 2006 SG&A excluded the fiscal 2005 operating charges of $2.7 million referred to above. Additionally, Sarbanes-Oxley 404 external compliance costs were $2.0 million lower in fiscal 2006 than in fiscal 2005. Foreign currency translation decreased fiscal 2006 SG&A costs by approximately $1.4 million as compared with fiscal 2005. The Company also achieved benefits from its shared services initiatives, primarily lower headcount cost savings. Additionally, the Ophthalmic Lens Processing segment benefited from the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility as that facility was sold during fiscal 2006. The Company also benefited from lower insurance costs as compared with fiscal 2005 resulting from better experience in self-insurance health costs and lower premiums on other insurance policies. Partially offsetting these items, fiscal 2006 incentive compensation costs were $6.2 million higher and pension expenses were $0.8 million higher than in fiscal 2005.

Research and Development - Ongoing research and active new product development have kept research and development expenses steady over the past three fiscal years. The Company has a strong commitment to the development of new products and believes that such efforts are important to the Company's future. Spending on new product development is likely to continue at similar levels in fiscal 2008.

Restructuring Charges - There were no new restructuring plans initiated in fiscal 2007 or fiscal 2006. In fiscal 2006, the Company recorded a reversal of a previous fiscal 2001 restructuring expense for a change in estimate related to the payment of severance to a former employee of the Company of $0.3 million. Additional severance expense caused by a change in estimate of $0.1 million was also incurred in fiscal 2006 related to a facility relocation.

During fiscal 2005, the Company incurred $3.0 million of restructuring charges by implementing the final phase of its three-year shared services restructuring plan. Of these charges, $1.5 million of employee severance was attributable to the relocation of the Ophthalmic Lens Processing segment's manufacturing facility. Employee separation costs related to the organizational realignment of the Sign Making and Specialty Graphics European business were $1.0 million. The Company also entered into a sublease agreement for a Sign Making and Specialty Graphics leased facility, which caused an increase to a previously established restructuring lease accrual of $0.4 million, attributable to a change in estimates. All of these plans have been completed and paid for with no remaining liability of the Company as of April 30, 2007, except for the leased facility accrual which will be paid through fiscal 2019.

If the amount, or timing, of the Company's sublease estimates differs from its estimates as of April 30, 2007, the difference will be recognized as a change in estimate within its Consolidated Statements of Operations. If the Company vacates other facilities under noncancellable leases, a charge will be incurred at the date the facility is vacated.

Other Income (Expense), net
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Other income (expense), net	$524	$(1,669)	$(2,319)

The primary components of fiscal 2007 other income were realized investment gains of $1.0 million, foreign exchange gains of $0.7 million and interest income of $0.7 million. The Company recognized a $0.9 million previously unrealized gain associated with sale activity within its rabbi trust mutual fund portfolio during the fourth quarter of fiscal 2007. This realized gain is not expected to recur in fiscal 2008. The foreign exchange gains are substantially related to the weakening of the United States dollar and its corresponding impact on translating intercompany short-term trade balances. Routine bank service fees of $1.7 million in fiscal 2007 partially offset these gains.

Other expense decreased in fiscal 2006 by $0.7 million as compared with fiscal 2005. This was primarily related to lower foreign currency transaction losses of $1.3 million as compared with fiscal 2005. This decrease was primarily a result from the designation as long-term of certain intercompany loans in which settlement is not expected to occur in the foreseeable future. Additionally, certain fiscal 2005 legal costs of approximately $0.9 million did not recur in fiscal 2006. Offsetting these items, fiscal 2006 results included higher bank fees related to refinancing the Company's credit facilities of approximately $0.5 million and fiscal 2005 results included fixed asset gains from the sale of certain Muskogee, Oklahoma facility assets of approximately $0.7 million.

Interest Expense and Loss on Early Extinguishment of Debt
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Interest expense	$3,530	$4,481	$6,747
Weighted-average credit facility interest rates	9.5%	11.0%	13.5%

Interest expense primarily consists of interest costs incurred under the Company's borrowings and the amortization of debt issuance costs. Interest expense has steadily decreased over the past three fiscal years. This is attributable to lower average interest rates and debt. The decline in interest rates began with the Company's refinancing of its primary credit facility on October 31, 2005. This event lowered overall interest rates charged and reduced amortization expense related to lower debt issue costs. Though debt balances fluctuate daily, the Company's average debt has decreased in the last three fiscal years.

In connection with the refinancing on October 31, 2005, the Company expensed the remaining capitalized deferred debt issuance costs of $2.4 million related to its previous credit facility and incurred $0.1 million of other related charges.

Income Tax Expense
	For the Fiscal Years Ended April 30,
	2007	2006	2005
Effective tax rate	34.5%	67.5%	(44.0%)

In fiscal 2006, the Company recorded a $2.3 million noncash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom. Excluding this tax charge, the Company's consolidated tax rate would have been 42.5 percent compared with the statutory rate of 35.0 percent.

Other reconciling differences from the statutory rate of 35.0 percent for fiscal 2007, 2006 and 2005 were primarily attributable to changes in valuation allowances on deferred tax assets in certain foreign locations where the Company has determined that it is "more likely than not" that all or a portion of the deferred tax assets may not be realized. Also impacting the effective tax rate in fiscal 2007, 2006 and 2005 were benefits related to foreign tax planning strategies, tax credits based on research and development costs and export tax incentives.

Cumulative Effect of a Change in Accounting Principle - On April 30, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143 ("FIN 47"). FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements. The Company adopted FIN 47 on April 30, 2006 and recorded a noncash transition impact of $0.3 million, net of tax, which is reported as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations included in Item 15 of this Annual Report on Form 10-K. Future periods are expected to include charges for depreciation expense of the assets established for retirement obligations and also accretion expense for the liabilities related to the obligation; however, these costs are not material.

SEGMENT REVIEW

Sign Making and Specialty Graphics
	For the Fiscal Years Ended April 30,
	2007			2006			2005
In thousands	GSP	Spandex	Total	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$89,357	$212,730	$302,087	$89,798	$186,479	$276,277	$84,893	$189,340	$274,233
Operating profit	$ 5,199	$ 6,419	$ 11,618	$ 7,008	$ 4,323	$ 11,331	$ 3,407	$ (4,506)	$ (1,099)

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

Fiscal 2007 segment revenue increased $25.8 million, or 9.3%, from fiscal 2006. During fiscal 2007, the effect of foreign currency translation increased this segment's revenue by approximately $14.3 million as compared with fiscal 2006. The remaining increase was related to increased international volume of aftermarket supplies and increased revenue from the Solara UV2 inkjet printer that was released in the latter half of fiscal 2006. On a business unit basis, GSP reported slightly lower revenue caused by a decline in sales of the Company's thermal printing systems and related aftermarket supplies as compared with the same period of fiscal 2006. Thermal printing market demand has declined during the past five years as the market migrates towards inkjet products. Although the Company is continuing to work on advances within its inkjet product line to capture additional inkjet market share, incremental sales of its inkjet products during fiscal 2007 did not completely offset the lower thermal printing revenue. Spandex reported significantly improved revenue for fiscal 2007 as compared with prior years, even after excluding the favorable impact of foreign currency. This improvement was attributable to an increase in aftermarket supplies volume and increased equipment revenue. During the latter half of fiscal 2007, Spandex opened a new sales office in Poland. This sales office contributed $1.1 million in revenue to fiscal 2007. Revenue from Spandex during fiscal 2006 was adversely impacted by business disruption associated with the implementations of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

During fiscal 2008, the Company acquired Data Technology, Inc., a leading manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries. Data Technology, Inc. will be included within the Sign Making and Specialty Graphics segment, as part of the GSP business unit. The Company expects $10.0 - $15.0 million of revenue in fiscal 2008 from this acquisition.

Fiscal 2006 segment revenue increased $2.0 million from fiscal 2005. During fiscal 2006, the effect of foreign currency translation decreased segment revenue by approximately $4.7 million as compared with fiscal 2005. Fiscal 2006 segment revenue included the positive impact of the introduction of two internally developed printers, the Gerber Edge FX, a thermal imaging product, and the Solara UV2. Fiscal 2005 revenue included a high level of product returns caused by a product discontinuance that did not recur in fiscal 2006.

Segment operating profit increased $0.3 million in fiscal 2007 as compared with fiscal 2006. The increase was partially a result of $0.6 million lower segment incentive compensation expense as compared with fiscal 2006. GSP reported a lower operating profit caused primarily by lower revenue and a sales mix favoring lower margin products. Additionally, GSP incurred higher sales and marketing costs associated with new products. Operating profit within Spandex increased significantly over fiscal 2006 as a result of the gross profit impact of the revenue improvements referred to above. The Spandex fiscal 2006 operating profit included higher professional fees associated with the implementation of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

Segment operating profit increased $12.4 million in fiscal 2006 as compared with fiscal 2005. This significant increase was primarily attributable to the fiscal 2005 operating charges previously discussed of $8.9 million and $1.4 million of restructuring charges that did not recur. The remaining improvement resulted from increased volume, primarily related to increased equipment sales. New product introductions fueled the higher equipment sales, and included Solara UV2 and Edge FX, particularly within the GSP business unit. Partially offsetting these improvements, incentive compensation expense was $1.7 million higher, freight and logistic expenses increased and the GSP pension expense was $0.2 million higher as compared with fiscal 2005.

Apparel and Flexible Materials
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Revenue	$196,164	$182,808	$170,367
Segment operating profit	$ 27,601	$ 22,958	$ 20,841

Fiscal 2007 segment revenue increased $13.4 million from fiscal 2006. During fiscal 2007, the effect of foreign currency translation increased segment revenue by approximately $3.6 million as compared with fiscal 2006. The remaining increase was from the incremental sale of new products, particularly in China. New products included three significant units that were introduced in fiscal 2006, including the Infinity AE, XLs50 spreading equipment and XLc7000 cutting equipment. The XLs50 spreading equipment and XLc7000 cutting equipment is targeted for Asian markets. Within greater China, this segment reported revenue of $28.0 million in fiscal 2007, an increase of $5.4 million as compared with fiscal 2006. This increase reflects the positive operating impact of the Company's expansion efforts within China. The Company expects continued growth in eastern Asia during fiscal 2008 in the apparel market. During the second half of fiscal 2007, Gerber Technology's distributor in Spain was acquired by the Company. Incremental service and other revenue from this acquisition will continue for the full year in fiscal 2008 and future periods.

Fiscal 2006 segment revenue increased $12.4 million from fiscal 2005. During fiscal 2006, the effect of foreign currency translation decreased this segment's revenue by approximately $1.9 million as compared with fiscal 2005. Revenue in China declined slightly in fiscal 2006 as compared with fiscal 2005. The decline was primarily attributable to uncertainty over trade quota developments in China.

Segment operating profit increased $4.6 million in fiscal 2007 as compared with fiscal 2006. The improvement was attributable to the gross profit impact of increased revenue volume, offset slightly by higher selling and marketing related expenses associated with new product introductions. Increased sales volume of multi-ply cutting equipment and a favorable service and aftermarket sales mix contributed to the increase in gross profit. Although sales volume was elevated in China, gross profit margins were, and may continue to be, affected by pricing pressures in those markets as they continue to develop. Fiscal 2007 incentive compensation expense was $0.8 million lower as compared with fiscal 2006.

Segment operating profit increased $2.1 million in fiscal 2006 as compared with fiscal 2005. This increase was primarily attributable to higher equipment volume in fiscal 2006, which was slightly offset by higher incentive compensation costs of $2.5 million and higher pension costs of $0.4 million as compared with fiscal 2005.

Ophthalmic Lens Processing
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Revenue	$76,547	$71,333	$72,722
Segment operating profit (loss)	$ 2,913	$ 676	$(2,696)

Fiscal 2007 segment revenue increased $5.2 million from fiscal 2006. During fiscal 2007, the effect of foreign currency translation increased this segment's revenue by approximately $1.3 million as compared with fiscal 2006. The remaining increase reflected the success of new products, particularly the DTL lens generator with a cut-to-polish feature and the CMX-50 finer and polisher. These products were launched late in fiscal 2006 and therefore fiscal 2007 included a full year of revenue from these products. Aftermarket supplies revenue in fiscal 2007 also increased moderately as compared with fiscal 2006.

Fiscal 2006 revenue decreased $1.4 million from fiscal 2005. Foreign currency translation did not significantly impact this segment's revenue in fiscal 2006 as compared with fiscal 2005. The revenue decrease was primarily related to a business disruption associated with the relocation of the Muskogee, Oklahoma facility and transition to an in-house sales force for a market segment. These actions had an adverse impact on aftermarket revenue in particular and also delayed certain planned product launches until later in fiscal 2006. Management considered these actions necessary for an improved operating structure.

Segment operating profit increased $2.2 million in fiscal 2007 as compared with fiscal 2006. The improvement was primarily attributable to the gross profit impact of increased revenue volume from new products and increased aftermarket volume. Additionally, overall operating expenses were lower due to a focused effort on cost control measures. Included in the fiscal 2006 results was the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility, as that facility was sold during fiscal 2006.

During fiscal 2006, this segment reported a modest profit. Contributing to this profit was the elimination of a $0.5 million reserve related to the Muskogee, Oklahoma facility that was sold during fiscal 2006 and gross profit improvements related to a favorable sales mix, including higher equipment revenue, which was offset by lower aftermarket revenue. Additionally, fiscal 2005 results included restructuring charges of $1.5 million and operating charges discussed above of $1.4 million that did not recur in fiscal 2006. The profit improvements in fiscal 2006 were partially offset by $0.6 million of higher incentive compensation expenses as compared with fiscal 2005.

Corporate Expenses
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Operating expenses	$18,500	$17,149	$18,056

Corporate operating expenses in fiscal 2007 were $1.4 million higher than in fiscal 2006. The Company began expensing stock option compensation costs as of May 1, 2006 in conjunction with its adoption of SFAS 123R. Stock option compensation expense, included primarily within selling, general and administrative expenses, was $1.6 million for the fiscal year ended April 30, 2007. Certain other operating expenses increased in fiscal 2007 as compared with fiscal 2006 and included costs to implement Gerber Business System lean manufacturing principles of $0.8 million, severance costs of $0.8 million and higher professional fees incurred in the first quarter of fiscal 2007 associated with the fiscal 2006 year-end audit procedures. Offsetting these higher costs were lower pension costs in fiscal 2007 of $1.8 million as compared with fiscal 2006. This lower cost was a result of a higher discount rate used to determine fiscal 2007 pension expense than for fiscal 2006 pension expense. For fiscal 2008, pension expense should be comparable with fiscal 2007 levels.

Corporate operating expenses were $0.9 million lower in fiscal 2006 as compared with fiscal 2005. Fiscal 2006 results reflected a reduction of $2.0 million in Sarbanes-Oxley compliance costs as compared with fiscal 2005 and lower insurance costs resulting from better experience in self-insurance health costs and lower premiums on other insurance policies. These factors were partially offset by higher incentive compensation expenses of $1.4 million and higher pension costs of $0.3 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short and long-term, will be to fund operating and capital expenditures, product development, acquisitions, expansion in China, pension plan funding and debt service. The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility. These sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions, or adverse changes to the Company's availability of funds.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements. As of April 30, 2007, the Company had $20.5 million available for borrowing under its revolving credit facility based on its borrowing base.

The following table shows information about the Company's capitalization as of the dates indicated:
In thousands except ratio amounts	April 30, 2007	April 30, 2006
Cash and cash equivalents	$ 8,052	$ 14,145
Total debt	$ 33,376	$ 37,120
Net debt (total debt less cash and cash equivalents)	$ 25,324	$ 22,975
Shareholders' equity	$144,481	$125,616
Total capital (net debt plus shareholders' equity)	$169,805	$148,591
Net debt-to-total capital ratio	14.9%	15.5%

Cash Flows

The following table summarizes the Company's consolidated cash flows by major activity.
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Cash flows provided by operating activities	$ 272	$24,646	$ 17,607
Cash flows used for investing activities	$(5,901)	$ (7,266)	$ (4,907)
Cash flows provided by (used for) financing activities	$ 117	$ (8,288)	$(13,373)

Cash Flows from Operating Activities - The $24.4 million decrease in cash flows from operations in fiscal 2007, as compared with fiscal 2006, was primarily driven by increased accounts receivable and inventory as well as lower accounts payable. The increase in accounts receivable was primarily related to elevated sales volume during the Company's fourth quarter as compared with the same period in fiscal 2006. As revenue continues to increase, the Company expects that its accounts receivable balances will similarly increase. The fiscal 2007 inventory increase was related to planned increases for new products and an investment in carrying a higher quantity of aftermarket materials to satisfy customer demands. The fiscal 2007 fluctuation in accounts payable was primarily related to the timing of cash payments. The Company funded its pension plans $4.6 million in fiscal 2007 and expects to fund approximately $4.4 million in fiscal 2008. The fiscal 2007 contributions were $1.0 million higher than in fiscal 2006.

Fiscal 2006 cash flows from operations increased $7.0 million from fiscal 2005. This improvement was primarily attributable to increased net earnings for fiscal 2006 as compared with fiscal 2005. Increased accrued compensation, primarily related to incentive compensation accruals, also positively contributed to cash provided by operations. There were no incentive compensation accruals as of April 30, 2005. Partially offsetting these items, accounts receivable and inventories increased as compared with fiscal 2005. Increased accounts receivable were related to higher business volume as of April 30, 2006 as compared with fiscal 2005, while increased inventory reflected expected new product demand.

Cash Flows from Investing Activities - The Company's $1.4 million decreased use of cash for investing activities in fiscal 2007 as compared with fiscal 2006 was primarily driven by lower capital expenditures, partially offset by a $1.5 million business acquisition of a distribution and service business in Spain in the Apparel and Flexible Materials segment. Higher capital expenditures in fiscal 2006 of $1.8 million as compared with fiscal 2005 drove the fluctuation in cash flows used for investing activities in fiscal 2006 as compared with fiscal 2005.

In fiscal 2008, the Company plans to invest in information technology for customer relationship management improvements to its systems and telecommunications infrastructure and investments in manufacturing, engineering and general facility improvements. Capital expenditures are expected to be approximately $6.0 million to $9.0 million in fiscal 2008. The Company completed an acquisition during May 2007 of Data Technology, Inc. for approximately $6.2 million in cash and may invest in other targeted acquisitions during fiscal 2008.

Cash Flows from Financing Activities - The Company has decreased its debt in the past few fiscal years. Debt repayments were $3.8 million in fiscal 2007, $8.6 million in fiscal 2006 and $13.4 million in fiscal 2005. Offsetting these debt repayments, cash from stock option exercises has increased each year in fiscal 2005 through fiscal 2007. The Company's higher stock prices in fiscal 2007 and 2006 are believed to have encouraged more stock option exercises. In fiscal 2008, the Company entered into an agreement for an acquisition line of credit for $10.0 million and borrowed $6.2 million on this line of credit in May 2007. The Company may borrow additional amounts if it completes other acquisitions in fiscal 2008 and future periods.

Financial Condition - In fiscal 2007, the United States dollar weakened against the Euro, the Great Britain pound, the Australian dollar and the Canadian dollar. The net impact of these currency movements from April 30, 2006 to April 30, 2007 resulted in higher translated Euro, Great Britain pound, Australian dollar and Canadian dollar-denominated assets and liabilities compared with amounts recorded as of April 30, 2006. The most significant portion of the Company's international assets and liabilities are denominated in the Euro.

Net accounts receivable increased to $106.4 million as of April 30, 2007 from $92.4 million as of April 30, 2006. This increase was the result of a higher volume of fourth quarter shipments as compared with the prior year, an increase in days of sales outstanding ("DSO") and the impact of foreign currency translation referred to above. DSO in ending accounts receivable was 62 days as of April 30, 2007 compared with 58 days as of April 30, 2006.

Net inventories increased to $65.3 million as of April 30, 2007 from $53.8 million as of April 30, 2006. This increase was the result of the impact of foreign currency translation referred to above and planned increases for specific new products and certain aftermarket consumables to timely meet anticipated demand. Additionally, level factory loading concepts from lean manufacturing initiatives were implemented to smooth the production cycle. Inventory turnover decreased to 6.7 times annually as of April 30, 2007 as compared with 7.4 times annually as of April 30, 2006.

Net property, plant and equipment decreased to $37.0 million as of April 30, 2007 from $38.5 million as of April 30, 2006. The slight decrease reflected depreciation expense of $8.1 million that was primarily offset by capital expenditures of $3.9 million and the impact of foreign currency translation referred to above.

The fluctuation in goodwill was due to the acquisition of a distributor in Spain within the Apparel and Flexible Materials segment resulting in a $1.4 million addition of goodwill and the impact of foreign currency translation referred to above.

Accounts payable and other current liabilities, excluding the current portion of long-term debt, increased to $112.0 million as of April 30, 2007 from $111.1 million as of April 30, 2006. The increase was primarily caused by higher current deferred tax liabilities and income taxes payable, as well as the impact of foreign currency translation referred to above. These items were partially offset by lower accounts payable balances in accordance with fiscal 2007 timing of cash payments and lower incentive compensation accruals as compared with fiscal 2006.

Long-term Debt - The Company's primary source of debt is a $50.0 million asset-based revolving line of credit with a group of banking institutions, which matures in 2008. The Company also has a term loan that is payable in monthly installments through 2010 and $6.0 million of industrial development bonds that mature in 2014.

The Company was in compliance with its financial covenants as of April 30, 2007. The Company's future compliance with its covenants will depend primarily on its success in growing the business and generating operating cash flows. Future compliance with the financial covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.

The Company entered into a third amendment to its credit facility with Citizens Bank of Massachusetts and Sovereign Bank (the "Third Amendment") during May 2007. The Third Amendment provides for a line of credit available in the form of term loans with a maximum aggregate amount of $10.0 million for permitted acquisitions. Principal amounts outstanding under the Third Amendment are payable in 30 equal installments. The Third Amendment provides that borrowings accrue interest, payable monthly, at an annual rate equal to the specified London Interbank Offer Rate ("LIBOR") plus 175 basis points or the designated prime rate at the Company's option. In addition, a fee of 25 basis points is incurred on the difference between $10.0 million and the average daily principal amount outstanding under the Third Amendment. Term loan borrowings may be made through October 31, 2008 so long as the aggregate principal amount of outstanding term loans does not exceed $10.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's participation in financing arrangements to assist customers in obtaining leases with third parties constitute the only off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K. The Company has agreements with major financial services institutions to assist purchasers of its equipment. These leases typically have terms ranging from three to five years. As of April 30, 2007, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $16.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $5.6 million.  The equipment sold generally collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company. The Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution. As of April 30, 2007 and 2006, the Company recorded undiscounted accruals for the expected losses under recourse provisions of $0.4 million and $0.6 million, respectively.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

As of April 30, 2007, the Company had the following contractual cash obligations and commercial commitments (including restructuring related commitments):
	Payments Due by Period
In thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$ 31,836	$ 233	$25,467	$ 136	$ 6,000
Lease obligations	65,075	9,047	14,678	12,655	28,695
Inventory and other purchase obligations	13,371	11,102	2,269	---	---
Qualified and non-qualified pension funding	4,388	4,388	---	---	---
Total	$114,670	$24,770	$42,414	$12,791	$34,695

This table includes approximately $3.9 million of non-discretionary pension contributions expected in fiscal 2008 for the qualified pension plan. This amount of non-discretionary pension contribution assumes that current minimum funding requirements continue unchanged. The Company expects to make additional cash contributions subsequent to fiscal 2008; however, these amounts have been excluded from the table, since the timing of such contributions is based on plan assumptions that may materially differ from actual plan activities.

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K. Some of those accounting policies require management to make estimates and assumptions that affect amounts reported. The most significant areas involving management judgments and estimates are described below. Actual results could differ from management's estimates.

Inventories - The Company records inventory at the lower of cost or market value. Inventory at the Apparel and Flexible Materials segment's foreign non-manufacturing companies is valued on a weighted-average basis, which approximates first-in, first-out.

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

Excess and obsolete inventory is generally identified by comparing expected inventory usage to actual on-hand quantities. Inventory write-downs are provided for on-hand inventory in excess of pre-defined usage estimates. Forecast usage is primarily determined by projecting historical (actual) inventory usage levels forward to future periods. Application of this methodology can have the effect of increasing inventory write-downs during periods of declining demand and, conversely, reducing the required inventory write-downs during periods of accelerating demand. Inventories included a $9.8 million reduction as of April 30, 2007 for the estimated lower of cost-or-market adjustment against the Company's standard costs.

Goodwill - The Company reviews the value of goodwill for impairment annually during its fourth quarter, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. No indicators of goodwill impairment were identified during fiscal 2007. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, which is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

To assess goodwill for impairment, internal valuation analyses are performed. Estimates of fair value are primarily determined using discounted cash flow analysis. This approach uses estimates and assumptions, including projected cash flows, discount rate assumptions and perpetual growth rate assumptions. A 10 percent decrease in the fair value of the Company's reporting units at the fiscal 2007 evaluation date would not have resulted in any goodwill impairment in the Apparel and Flexible Materials reporting unit, but would have resulted in a step two test being required in the Ophthalmic Lens Processing and Spandex reporting units.

As of April 30, 2007, the Company had $54.8 million of goodwill assets on the consolidated balance sheet, which management believes are realizable based on the estimated cash flows of the associated businesses. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing that value may need to be re-evaluated in the case of market deterioration, which could result in future impairment of those assets.

Pension plans - In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). The Company adopted SFAS 158 on April 30, 2007 and was required to initially recognize the funded status of its defined benefit plans and provide certain disclosures. See Note 1 and Note 11 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

The amounts recognized in the consolidated financial statements for the qualified and nonqualified defined benefit pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions relating to, among other variables, the expected return on plan assets, discount rates at which the liabilities could be settled and the rate of increase in future compensation levels. These assumptions are updated at the measurement date and are disclosed in Note 11 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and generally amortized over future periods and, therefore, affect expense recognized in future periods.

The expected return on assets assumption is developed considering several factors. Such factors include current and expected target asset allocation, historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon. The effects of asset diversification and periodic fund rebalancing are also considered. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2007 was 8.5 percent and will be 8.5 percent for fiscal 2008. Holding all other assumptions constant and increasing or decreasing the expected long-term rate of return of the plan assets by 0.5 percentage points would increase or decrease, as appropriate, fiscal 2008 consolidated earnings before income taxes by approximately $0.4 million.

The discount rate utilized for determining future pension obligations of the pension plans is based on the expected yields of high-quality, long-term corporate bonds. The resulting discount rate used for determining net periodic pension expense for fiscal 2007 was 6.25 percent and will be 6.00 percent for fiscal 2008. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease, as appropriate, fiscal 2008 consolidated earnings before income taxes by approximately $0.4 million.

The assumed rate of increase in compensation levels is calculated based primarily on expected wage inflation. For fiscal 2007, the assumption for the long-term rate of increase in compensation levels used for determining net periodic pension expense was 4.0 percent and will be 4.0 percent for fiscal 2008. Holding all other assumptions constant and increasing or decreasing the long-term rate of increase in compensation levels by 0.5 percentage points would decrease or increase, as appropriate, fiscal 2008 consolidated earnings before income taxes by approximately $0.4 million.

Pension expense for fiscal 2008 is expected to be approximately $3.4 million. In subsequent fiscal years, future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

Income taxes - The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In assessing the need for a valuation allowance, the Company estimates future taxable income, available tax planning strategies and the realizability of tax loss and credit carryforwards. In estimating future taxable income, the Company has analyzed its historical earnings in each jurisdiction taking into consideration the effect of certain nonrecurring items, which negatively impacted earnings in those periods. The Company has also considered the favorable shift in profits between various jurisdictions resulting from tax planning strategies in assessing the realizability of its deferred tax assets.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement assuming the tax authority has full knowledge of the position and all relevant facts. The Company will adopt FIN 48 as of May 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company is currently assessing the potential impact of adopting FIN 48 on its consolidated financial position, results of operations and cash flows.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely review the Company's tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The impact of these examinations on the Company's liability for income taxes cannot be presently determined. In management's opinion, adequate provision has been made for potential adjustments arising from these examinations based on the Company's estimated range of exposure.

The Company has not recognized United States tax expense on the unremitted earnings of certain of its foreign subsidiaries because it is not anticipated that such earnings will be remitted to the United States. These undistributed earnings were approximately $7.6 million as of April 30, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning on May 1, 2008. SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions. The Company is currently evaluating whether it will apply SFAS 159 to any of its qualified financial assets and liabilities and the potential impact of those choices on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for the Company beginning on May 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement assuming the tax authority has full knowledge of the position and all relevant facts. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items will be recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is currently assessing the potential impact of adopting FIN 48 on its consolidated financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exposures - Foreign currency exposures are identified and managed at the corporate level. To manage these risks, the Company uses specific planning strategies with its operations located in various locations, which may include the use of foreign currency forward contracts, international tax transfer pricing strategies and intercompany loan planning strategies. There were no foreign currency forward contracts in place as of April 30, 2007 or 2006.

Interest Rate Exposures - The Company is subject to market risk from exposure to changes in interest rates because it finances its operations through variable interest rate debt. As of April 30, 2007, obligations under the Company's credit facility bore interest at floating rates. Interest on obligations under the revolving credit facility is charged, at the option of the Company, at the London Interbank Offer Rate ("LIBOR") plus 1.75 percent, or at the lender's prime rate. A 10 percent change in the interest rate applicable to the Company's $25.8 million of variable-rate credit facility debt would increase interest expense approximately $0.2 million.

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

The response to this Item is contained under Item 15 "Exhibits, Financial Statement Schedules."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

On August 25, 2005, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP as the Company's independent registered public accounting firm.

The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the fiscal year ended April 30, 2005, management's assessment of the effectiveness of internal control over financial reporting as of April 30, 2005, and the effectiveness of internal control over financial reporting as of April 30, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal year ended April 30, 2005 and during the subsequent interim period through August 25, 2005, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference thereto in its reports on the financial statements of the Company for such fiscal year.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred within the Company's fiscal year ended April 30, 2005 or the subsequent interim period through August 25, 2005.

The Company provided KPMG LLP with a copy of the foregoing disclosures.

On August 30, 2005, the Audit Committee of the Board of Directors of the Company engaged PricewaterhouseCoopers LLP as the Company's new independent registered public accounting firm. During the Company's fiscal year ended April 30, 2005 and during the subsequent interim period through August 30, 2005, neither the Company nor anyone on the Company's behalf consulted PricewaterhouseCoopers LLP regarding any of the matters referred to in Item 304(a)(2) of Regulation S-K.

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

The Company's management, including its Chief Executive Officer, who is the Company's principal executive officer and is currently performing the functions of the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2007. Based upon that evaluation, the Company's Chief Executive Officer concluded that the disclosure controls and procedures were effective as of April 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of executive officers is set forth under the caption "Executive Officers of the Registrant" included in Part I of this Annual Report on Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated herein by reference to the Proxy Statement for the 2007 annual meeting of the Company's shareholders (the "Proxy Statement").

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this annual report:
		Page
Management's Report on Internal Control over Financial Reporting		46
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	47-48
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Statements of Operations for the fiscal years ended April 30, 2007, 2006 and 2005	50
	Consolidated Balance Sheets as of April 30, 2007 and 2006	51
	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2007, 2006 and 2005	52
	Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years in the period ended April 30, 2007	53
	Notes to Consolidated Financial Statements	54-76
2.	Financial Statement Schedules
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits Gerber Scientific, Inc. herewith files the following exhibits:

Exhibit Number	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005).

3.2	Amended and Restated By-laws of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 1, 2007).

4.1	Form of common stock certificate of the Registrant. Filed herewith.

10.1

Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended and restated on September 21, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006).

10.2

Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

10.3	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2006).

10.4	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006).

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

10.7

Form of Restricted Stock Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007).

10.8

Form of Nonqualified Stock Option Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007).

10.9

Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004).

10.10

Letter Agreement, dated as of December 13, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

10.11

Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents including Marc T. Giles and Bernard J. Demko (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

10.12	Severance Policy for Senior Officers of Gerber Scientific, Inc. as Amended and Restated Effective September 21, 2006. Filed herewith.

10.13

Agreement and Lease between Spandex Ltd. and IM Properties Finance Limited for the sale and leaseback of property in Bristol, United Kingdom (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001).

10.14

Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

10.15

Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

10.16	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed on August 28, 1995).

10.17	Gerber Scientific, Inc. 2003 Employee Stock Option Plan, as amended and restated. Filed herewith.

10.18	Gerber Scientific, Inc. 2006-2007 Executive Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-116991).

10.19

Letter Agreement, dated as of September 22, 2004, between the Company and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.20

Letter Agreement, dated as of December 18, 2004, between Gerber Scientific, Inc. and Donald P. Aiken (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005).

10.21

Form of Nonqualified Stock Option Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005).

10.22

Form of Restricted Stock Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005).

10.23

Change in Control Agreement dated October 1, 2005 between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005).

10.24	Description of Executive Officer Compensation (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006).

10.25

Letter Agreement dated December 20, 2005 between Gerber Scientific, Inc. and Jay Zager (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006).

10.26

Change in Control Agreement dated February 28, 2006 between Gerber Scientific, Inc. and Jay Zager (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006).

10.27

Loan and Security Agreement (All Assets), dated October 31, 2006, among the Company, certain subsidiaries of the Company, Sovereign Bank, the Export-Import Bank of the United States, and Citizens Bank of Massachusetts, as administrative agent, collateral agent, and security trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2006).

10.28

First Amendment to Loan and Security Agreement (All Assets), dated October 31, 2006, among Citizens Bank of Massachusetts, as Agent, Issuing Bank, Revolving Credit Lender, and Term Loan Lender, Sovereign Bank, as Revolving Credit Lender and Term Loan Lender, Gerber Scientific, Inc., as Borrower, and Gerber Scientific International, Inc., as Borrower (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2006).

10.29	Change in Control Agreement dated April 25, 2006 between Gerber Scientific, Inc. and Gregory A. Wolf. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. Filed herewith.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) and to 18 U.S.C. §1350. Filed herewith.

99.1	Supplemental Segment Information. Filed herewith.
(b)	See Item 15(a) 3. above.
(c)	See Item 15(a) 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GERBER SCIENTIFIC, INC.
(Registrant)

July 9, 2007	By:	/s/ John J. Krawczynski
John J. Krawczynski (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Date	Signature	Title
July 9, 2007	/s/ Marc T. Giles (Marc T. Giles)	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

July 9, 2007	/s/ Donald P. Aiken (Donald P. Aiken)	Director, Chairman

July 9, 2007	/s/ Edward G. Jepsen (Edward G. Jepsen)	Director

July 9, 2007	/s/ Randall D. Ledford (Randall D. Ledford)	Director

July 9, 2007	/s/ John R. Lord (John R. Lord)	Director

July 9, 2007	/s/ Carole F. St. Mark (Carole F. St. Mark)	Director

July 9, 2007	/s/ A. Robert Towbin (A. Robert Towbin)	Director

July 9, 2007	/s/ W. Jerome Vereen (W. Jerome Vereen)	Director

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer, who is the Company's principal executive officer and is currently performing the functions of the Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2007. In making this assessment, the Company used the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2007 based on the specified criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
/s/ MARC T. GILES
Marc T. Giles President, Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

We have completed integrated audits of Gerber Scientific, Inc.'s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of April 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and its subsidiaries at April 30, 2007 and April 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective May 1, 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective April 30, 2007.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
July 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gerber Scientific, Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Gerber Scientific, Inc. and subsidiaries for the year ended April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Gerber Scientific, Inc. and subsidiaries for the year ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Hartford, Connecticut
July 12, 2005, except as to Note 1 - asset retirement obligations and Note 2 to the 2006 consolidated financial statements which are as of July 28, 2006

Gerber Scientific, Inc.
Consolidated Statements of Operations
	For the Fiscal Years Ended April 30,
In thousands except per share data	2007	2006	2005
Revenue:
Product sales	$509,141	$468,355	$458,055
Service sales	65,657	62,063	59,267
	574,798	530,418	517,322
Costs and Expenses:
Cost of products sold	362,215	331,920	330,662
Cost of services sold	40,209	37,982	39,236
Selling, general and administrative expenses	124,460	118,053	120,366
Research and development	24,282	24,878	25,037
Restructuring charges	---	(231)	3,031
	551,166	512,602	518,332

Operating income (loss)	23,632	17,816	(1,010)

Other income (expense), net	524	(1,669)	(2,319)
Loss on early extinguishment of debt	---	(2,483)	---
Interest expense	(3,530)	(4,481)	(6,747)

Income (Loss) before income taxes	20,626	9,183	(10,076)
Income tax expense (benefit)	7,118	6,199	(4,438)
Income (Loss) before cumulative effect of a change in accounting principle	13,508	2,984	(5,638)
Cumulative effect of a change in accounting principle, net of tax benefit of $140 (Note 1)	---	(340)	---
Net income (loss)	$ 13,508	$ 2,644	$ (5,638)

Earnings (Loss) Per Share of Common Stock:
Basic:
Income (Loss) before cumulative effect of a change in accounting principle	$ 0.59	$ 0.13	$ (0.25)
Cumulative effect of a change in accounting principle	---	(0.01)	---
Net income (loss)	$ 0.59	$ 0.12	$ (0.25)

Diluted:
Income (Loss) before cumulative effect of a change in accounting principle	$ 0.58	$ 0.13	$ (0.25)
Cumulative effect of a change in accounting principle	---	(0.01)	---
Net income (loss)	$ 0.58	$ 0.12	$ (0.25)

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Balance Sheets
	April 30,
In thousands of dollars and shares	2007	2006
Assets:
Current Assets:
Cash and cash equivalents	$ 8,052	$ 14,145
Accounts receivable (net of allowance for doubtful accounts of $7,012 and $7,016)	106,421	92,422
Inventories	65,299	53,794
Deferred tax assets	8,969	10,651
Prepaid expenses and other current assets	6,137	6,067
Total Current Assets	194,878	177,079
Property, plant and equipment, net	36,982	38,529
Goodwill	54,825	51,554
Deferred tax assets	34,893	27,696
Other assets	14,384	15,622
Total Assets	$335,962	$310,480

Liabilities and Shareholders' Equity:
Current Liabilities:
Current portion of long-term debt	$ 1,773	$ 284
Accounts payable	48,772	53,886
Accrued compensation and benefits	21,615	21,670
Other accrued liabilities	25,585	21,539
Deferred revenue	16,008	14,039
Total Current Liabilities	113,753	111,418
Long-term debt	31,603	36,836
Accrued pension benefit liability	28,789	19,641
Other long-term liabilities	17,336	16,969
	77,728	73,446
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000 shares; issued 23,809 and 23,265 shares	238	233
Paid-in capital	72,612	67,339
Retained earnings	83,290	69,782
Treasury stock, 623 and 656 shares, at cost	(12,814)	(13,496)
Unamortized value of restricted stock grants	---	(136)
Accumulated other comprehensive income	1,155	1,894
	144,481	125,616
Total Liabilities and Shareholders' Equity	$335,962	$310,480

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Cash Flows
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 13,508	$ 2,644	$ (5,638)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	8,756	8,575	11,147
Deferred income taxes	1,609	(3,445)	(10,962)
Gain on sale of closed facility	---	---	(700)
Restructuring charges	---	(231)	3,031
Loss on early extinguishment of debt	---	2,483	---
Cumulative effect of a change in accounting principle	---	480	---
Stock-based compensation	1,751	98	94
Other noncash items	1,293	1,882	2,568
Changes in operating accounts:
Accounts receivable	(11,618)	(3,541)	5,061
Inventories	(9,811)	(1,929)	(1,018)
Prepaid expenses and other assets	(225)	(1,361)	1,780
Accounts payable and other accrued liabilities	(3,963)	13,466	13,384
Accrued compensation and benefits	(1,028)	5,525	(1,140)
Net cash provided by operating activities	272	24,646	17,607
Cash flows from investing activities:
Capital expenditures	(3,945)	(7,507)	(5,708)
Proceeds from sale of available for sale investments	6,216	776	588
Purchases of available for sale investments	(6,037)	(383)	(5,579)
Change in restricted investment in rabbi trust	---	---	5,426
Proceeds from sale of assets	---	454	838
Acquisition of a business	(1,510)	---	---
Acquisition of intangible assets	(625)	(606)	(472)
Net cash used for investing activities	(5,901)	(7,266)	(4,907)
Cash flows from financing activities:
Debt repayments	(301,560)	(350,192)	(314,059)
Debt proceeds	297,756	341,564	300,654
Capitalized debt issue costs	---	(1,146)	---
Common stock issued	3,921	1,486	32
Net cash provided by (used for) financing activities	117	(8,288)	(13,373)
Effect of exchange rate changes on cash	(581)	(1,095)	450
(Decrease) Increase in cash and cash equivalents	(6,093)	7,997	(223)
Cash and cash equivalents at beginning of year	14,145	6,148	6,371
Cash and cash equivalents at end of year	$ 8,052	$ 14,145	$ 6,148

Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$ 3,232	$ 3,800	$ 6,300
Income taxes, net of refunds	$ 3,333	$ 2,800	$ 3,100

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Changes in Shareholders' Equity
In thousands of dollars and shares	Issued Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restrict. Stock Grants	Accum. Other Comp. Income (Loss)	Total
Balance as of April 30, 2004	22,936	$22,936	$43,408	$72,776	$(14,679)	$(81)	$(6,919)	$117,441
Net loss	--	--	--	(5,638)	--	--	--	(5,638)
Currency translation adjustment	--	--	--	--	--	--	7,847	7,847
Cash flow hedging adj., net of tax of $88	--	--	--	--	--	--	149	149
Unrealized gains on securities, net of reclassification adjustment of $(36) and tax of $111	--	--	--	--	--	--	187	187
Minimum pension liability change, net of tax of $2,874	--	--	--	--	--	--	(4,841)	(4,841)
Comprehensive loss								(2,296)
Stock issued to directors	--	--	(450)	--	688	--	--	238
Stock issued under employee plans, net	28	20	189	--	--	--	--	209
Restricted stock grants and cancellations, net of amortization	20	13	159	--	--	(49)	--	123
Change in par value of common stock from $1.00 per share to $0.01 per share	--	(22,739)	22,739	--	--	--	--	--
Balance as of April 30, 2005	22,984	230	66,045	67,138	(13,991)	(130)	(3,577)	115,715
Net income	--	--	--	2,644	--	--	--	2,644
Currency translation adjustment	--	--	--	--	--	--	(2,692)	(2,692)
Unrealized gains on securities, net of reclassification adjustment of $(28) and tax of $171	--	--	--	--	--	--	287	287
Minimum pension liability change, net of tax of $4,674	--	--	--	--	--	--	7,876	7,876
Comprehensive income								8,115
Stock issued to directors	--	--	(295)	--	495	--	--	200
Stock issued under employee plans, net	276	3	1,511	--	--	--	--	1,514
Restricted stock grants and cancellations, net of amortization	5	--	78	--	--	(6)	--	72
Balance as of April 30, 2006	23,265	233	67,339	69,782	(13,496)	(136)	1,894	125,616
Net income	--	--	--	13,508	--	--	--	13,508
Currency translation adjustment	--	--	--	--	--	--	7,266	7,266
Unrealized gains on securities, net of reclassification adjustment of $(989) and tax of $(273)	--	--	--	--	--	--	(462)	(462)
Minimum pension liability change, net of tax of $(863)	--	--	--	--	--	--	1,384	1,384
Comprehensive income								21,696
Initial application of SFAS 158, net of tax of $5,300	--	--	--	--	--	--	(8,927)	(8,927)
Cumulative effect of adoption of SFAS 123(R)	--	--	(136)	--	--	136	--	--
Stock issued to directors	--	--	(258)	--	682	--	--	424
Stock issued under employee plans, net	513	5	3,978	--	--	--	--	3,983
Stock based compensation expense	--	--	1,581	--	--	--	--	1,581
Restricted stock grants and cancellations, net of amortization	31	--	108	--	--	--	--	108
Balance as of April 30, 2007	23,809	$ 238	$72,612	$83,290	$(12,814)	$ --	$1,155	$144,481

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Concentrations of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Approximately 73 percent of the Company's revenue was generated in fiscal 2007 by the Company's international operations. The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires letters of credit to support customer obligations. No individual customer accounted for more than 10 percent of consolidated revenue in any of the fiscal years ended April 30, 2007, 2006 or 2005.

Inventories - Inventories are stated at the lower of standard cost or market value, cost being determined using the first-in, first-out (FIFO) cost method. Inventories held at the Company's Apparel and Flexible Materials foreign non-manufacturing companies is valued on a weighted-average basis.

Property, plant and equipment - Property, plant and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is included in the Consolidated Statements of Operations.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are up to 50 years for buildings and 3 to 10 years for machinery, tools, and other equipment. Leasehold improvements are amortized over the remaining minimum lease term or estimated useful life of the asset, whichever is shorter.

Goodwill and other intangible assets - Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company performs its goodwill impairment test during its fourth quarter of its fiscal year for all reporting units.

Intangible assets that have finite useful lives are amortized on a straight-line basis. In addition, these assets are reviewed for potential impairment whenever events or changes in circumstances indicate carrying value may not be recoverable.

Valuation of long-lived assets - The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted value would become the assets' new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Warranty - A limited standard warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires management to make estimates of product return rates and expected costs to repair and replace products under warranty. If actual return rates or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional expense may be required. Extended warranties are recorded as deferred revenue and recognized over the extended warranty contract period on a straight-line basis and the related costs are expensed as incurred.

Pension obligations - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). This statement requires balance sheet recognition of the overfunded or underfunded status of pension benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. Based on the funded status of the Company's plans as of April 30, 2007, the adoption of SFAS 158 increased total assets by approximately $4.2 million, increased other accrued liabilities and current liabilities by $0.5 million, increased total liabilities by $13.1 million and reduced total shareholders' equity by $8.9 million, net of taxes. The adoption of SFAS 158 did not impact the Company's results of operations or cash flows.

Revenue recognition - Product Sales. Product sales consist of equipment, aftermarket supplies, and software sales. Equipment sales are direct sales of products to the sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries. Aftermarket sales include spare parts and consumable materials needed by customers to maintain and use the Company's equipment. Software product sales consist of software products and licenses.

The Company recognizes revenue on product sales in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition ("SAB 104"). SAB 104 requires revenue to be recognized when it is realized or realizable and earned, which occurs when the following criteria are met:

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

The Company's software products are "off-the-shelf" and do not require modification or customization by the Company. Software license revenue is recognized upon shipment in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 includes criteria similar to SAB 104; however, collectibility must be probable rather than reasonably assured on software and software-related deliverables in order to recognize revenue.

Service Sales - Service sales are derived primarily from separately priced maintenance and extended warranty contracts on the Company's equipment sales and software subscriptions. Revenue on these items is recognized on a straight-line basis over the contractual period or when services are performed.

Sales with Multiple Elements - The Company's equipment is sometimes sold with other elements, such as installation, training, and/or service agreements, included in the overall purchase price. Each element has a separate price book amount. The installation and training elements are routine in nature and the average length of time between shipment of the equipment and completion of the installation and/or training ranges from one week to two months depending on the equipment type. Service agreement terms range from six months to sixty months. Instances of equipment returns because the Company could not complete installation and training are infrequent and the contracts do not specify a refund amount if the equipment is not successfully installed.

In situations where there are multiple elements included in the overall purchase price, the Company recognizes revenue equal to the allocated value of the equipment at the time of shipment, which is when the elements meet the criteria specified in Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") as follows:

  The equipment the Company sells has value on a stand-alone basis. The Company's customers may resell equipment on a stand-alone basis and there is an observable market for the equipment. The Company also may sell the equipment without installation, training or service agreements. In these cases, the overall purchase price is lower by an amount equal to the fair value of any undelivered elements, as applicable.

  There is objective and reliable evidence of the fair value of the undelivered items, as applicable. The Company calculates the fair value of these elements based on the same, or similar, services provided to customers on a stand-alone basis.

  There are no general rights of return relating to the equipment. The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance.

If these three criteria are not met, which is a rare occurrence, equipment revenue is deferred until delivery of the other elements. Installation, training and service agreement revenue is deferred at fair value and recorded as the services are performed. Arrangements for software and software-related elements of an arrangement are accounted for in accordance with SOP 97-2. SOP 97-2 includes guidance similar to EITF 00-21 related to multiple element arrangements, except that vendor-specific objective evidence of fair value must exist for undelivered elements rather than the objective and reliable evidence specified in EITF 00-21.

Return Policy - The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance, except for certain aftermarket product sales in the Ophthalmic Lens Processing segment. The Company applies the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists, for those aftermarket product sales.

Distribution - The Company's Apparel and Flexible Materials sales are primarily made through its domestic and international in-house direct distribution and service network. Independent agents and third-party distributors are used in certain foreign countries. The Ophthalmic Lens Processing sales are primarily made through its in-house sales force and through independent agents in certain foreign countries. The Sign Making and Specialty Graphics segment's sales are made through both third-party distributors and the Company's wholly-owned subsidiary, Spandex. The Company's sales of third-party purchased products are recorded on a gross revenue basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is the primary obligor in these transactions, bears general inventory and credit risks and sets the pricing terms with its customers.

The Company's distributor sales are not contingent on resale by the distributor to the end-user customer and the Company has no obligation to repurchase unsold distributor inventory.

Discounts - Sales discounts are negotiated with customers prior to billing and sales invoices are prepared net of negotiated sales discounts at the time of billing. These discounts are reflected as a reduction in revenue.

Rebates - In the Sign Making and Specialty Graphics segment, the Company offers volume rebates entitling customers to receive refunds or reductions of prior purchase prices in certain instances. When rebates are offered, a liability is recorded based on estimated amounts of customer purchases at the later of the date that the revenue was recognized or the incentive was offered. The reduction in, or refund of, the selling price from a sales incentive is classified as a reduction of product sales.

Shipping and handling fees and costs - The Company includes shipping and handling fees billed to customers in product sales. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales.

Sales, use and value-added taxes - The Company records sales, use and value-added taxes on a net basis.

Research and development - Research and development costs are charged to expense as incurred. These costs are primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

Earnings per share - Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per common share are equal to net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net earnings divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Stock options and share grants - On May 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense using the straight-line method over the employee's requisite service period (generally the vesting period of the equity grant).

As a result of adopting SFAS 123R on May 1, 2006, the Company's income before taxes and net income included $1.6 million and $1.0 million of incremental stock-based compensation expense, respectively, for the fiscal year ended April 30, 2007, or $0.04 per diluted share. The stock-based compensation expense was recorded substantially within selling, general and administrative expenses.

Prior to May 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the periods prior to May 1, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect expensing of stock-based compensation. The Company has elected the shortcut method as described in FASB Staff Position No. 123R-3 for determining the available pool of windfall tax benefits upon adoption. In the year ended April 30, 2007, the Company did not recognize windfall tax benefits in the amount of $1.1 million because the benefit did not reduce income taxes payable in the current year. When and if the Company is able to realize a benefit, an adjustment will be made to paid-in capital.

The following table illustrates the effects on net income (loss) and earnings (loss) per share for the fiscal years ended April 30, 2006 and 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.
	For the Fiscal Years Ended April 30,
In thousands except per share amounts	2006	2005
Net income (loss), as reported	$2,644	$(5,638)
Add: Stock based employee compensation expense included in net income (loss), net of related tax effects	33	169
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(514)	(935)
Net income (loss), pro forma	$2,163	$(6,404)
Earnings (Loss) per share:
Basic, as reported	$ 0.12	$ (0.25)
Basic, pro forma	$ 0.10	$ (0.29)
Diluted, as reported	$ 0.12	$ (0.25)
Diluted, pro forma	$ 0.09	$ (0.29)

Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated to the functional currency of the Company, which is the United States dollar, at exchange rates prevailing at the balance sheet date. Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature, as designated by management, are deferred and accumulated as a separate component of Shareholders' Equity. Revenue and expenses are translated at average exchange rates prevailing during the year. Transaction gains and losses are included in the Consolidated Statement of Operations. Foreign currency transaction gains (losses) included in Other income (expense), net were $0.7 million, $0.2 million, and $(1.1) million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.

Investments - The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan. The mutual fund portfolios primarily consist of common stocks, fixed income securities and money market instruments. These investments are held in the custody of a major financial institution. The specific identification method is used to determine the cost basis of investments disposed of. As of April 30, 2007 and 2006, the Company's investments were classified as available for sale. These investments are recorded in the Consolidated Balance Sheets at fair value and are included in Other assets. Unrealized holding gains are recorded within Accumulated Other Comprehensive Income within shareholders' equity, net of tax. The Company monitors its investment portfolio for impairment on a periodic basis. The fair value of investments is determined using quoted market prices for those securities.

Asset retirement obligations - FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143 ("FIN 47"), was issued in March 2005. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company has determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements. The Company adopted FIN 47 on April 30, 2006 and recorded a noncash transition impact of $0.3 million, net of tax, which is reported as a cumulative effect of a change in accounting principle, net of tax, in the Consolidated Statement of Operations, and a liability for conditional asset retirement obligations of approximately $0.8 million. As of April 30, 2007, the outstanding liability for asset retirement obligations was $0.8 million.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if FIN 47 had been applied during the fiscal years ended April 30, 2006 and 2005:
	For the Fiscal Years Ended April 30,
In thousands except per share amounts	2006	2005
Net income (loss), as reported	$2,984	$(5,638)
Less: Total depreciation and interest accretion costs, net of tax	(64)	(56)
Net income (loss), pro forma	$2,920	$(5,694)
Earnings (Loss) per share:
Basic, as reported	$ 0.13	$ (0.25)
Basic, pro forma	$ 0.13	$ (0.26)
Diluted, as reported	$ 0.13	$ (0.25)
Diluted, pro forma	$ 0.13	$ (0.26)

Deferred financing costs - The Company amortizes capitalized financing costs over the life of the associated debt using the effective interest method. The unamortized amounts are included in Other assets on the Consolidated Balance Sheets.

New accounting pronouncements - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning on May 1, 2008. SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions. The Company is currently evaluating whether it will apply SFAS 159 to any of its qualified financial assets and liabilities and the potential impact of those choices on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for the Company beginning on May 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, assuming the tax authority has full knowledge of the position and all relevant facts. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items will be recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning May 1, 2007. The Company is currently assessing the potential impact of adopting FIN 48 on its consolidated financial position, results of operations and cash flows.

Reclassifications - Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended April 30, 2007.

These reclassifications included increasing gross property, plant and equipment and the related accumulated depreciation by $27.4 million related to historical purchase accounting amounts recorded for the Spandex and Gerber Coburn acquisitions. This reclassification impacted only the gross balances of property, plant and equipment and accumulated depreciation disclosed in Note 4 for both periods presented and did not impact net property, plant and equipment reflected on the Consolidated Balance Sheets.

Note 2.  Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and continually monitors customer creditworthiness and payments from its customers. The Company requires, in some instances, bank letters of credit to support customer obligations. Allowances for doubtful accounts are maintained for estimated losses resulting from the customers' inability to make required payments. When evaluating the adequacy of its allowance for doubtful accounts, the Company considers various factors including accounts receivable agings, customer credit worthiness and historical bad debts.

A rollforward of the allowance for doubtful accounts for each of the three fiscal years in the period ended April 30, 2007 was as follows:
In thousands	Balance at Beginning of Fiscal Year	Provision Charged to Expense	Doubtful Accounts Written off	Balance at End of Fiscal Year
Fiscal 2007	$7,016	$2,829	$(2,833)	$7,012
Fiscal 2006	9,706	2,333	(5,023) [1]	7,016
Fiscal 2005	7,812	3,764	(1,870)	9,706

1 Write-offs in fiscal 2006 were significantly higher related to adjustments to remove old outstanding balances that were no longer considered collectible and were reserved in prior fiscal years at certain European operating entities.

Note 3.  Inventories

Inventories, net of reserves, were as follows:
	April 30,
In thousands	2007	2006
Raw materials and purchased parts	$49,822	$41,459
Work in process	2,134	1,497
Finished goods	13,343	10,838
Total inventories	$65,299	$53,794

Note 4.  Property, Plant and Equipment

The components of property, plant and equipment were as follows:
	April 30,
In thousands	2007	2006
Land	$ 1,181	$ 1,108
Buildings	35,043	32,448
Machinery, tools and equipment	103,456	97,674
	139,680	131,230
Accumulated depreciation	(102,958)	(94,967)
	36,722	36,263
Construction in progress	260	2,266
Total property, plant and equipment	$ 36,982	$ 38,529

Construction in progress as of April 30, 2006 consisted of a purchased computer software upgrade for the Company's enterprise resource planning system. A minimal amount of interest was capitalized for the fiscal year ended April 30, 2007 and $0.1 million was capitalized for the fiscal year ended April 30, 2006 related to construction in progress. Depreciation expense was $8.1 million, $8.0 million, and $10.6 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.

Note 5.  Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Consolidated Balance Sheets:
	April 30, 2007		April 30, 2006
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,233	$2,916	$7,313	$2,775
Other	694	304	362	194
Total amortized intangible assets	$7,927	$3,220	$7,675	$2,969

Intangible asset amortization expense was $0.7 million, $0.6 million and $0.5 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. It is estimated that such expense will be $0.4 million annually for fiscal years ending April 30, 2008 through 2012.

On November 3, 2006, the Company acquired for cash certain assets and assumed certain liabilities of Rápida, a former distributor of the Company's Apparel and Flexible Material's operating segment business in Spain. The acquisition is expected to provide the Company with greater flexibility and improved profitability in Spain through direct sales and service effort to Gerber Technology customers. Under the terms of the asset purchase agreement, the Company paid $1.5 million to Rápida. The Company funded this acquisition through borrowings on its existing credit facility and available cash balances.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs and related deferred income taxes, as of the acquisition date.
In thousands
Assets acquired:
Inventories	$ 207
Intangible assets subject to amortization:
Customer relationship	282
Covenant not to compete	50
Order backlog	52
Goodwill	1,404
Total assets acquired	1,995
Liabilities assumed:
Current liabilities	315
Deferred income taxes	170
Total liabilities assumed	485
Net assets acquired	$1,510

During the fiscal years ended April 30, 2007, 2006 and 2005, the Company did not recognize any goodwill impairments or dispositions. Balances and changes in the carrying amount of goodwill for the fiscal years ended April 30, 2007 and 2006 were:
In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2005	$22,583	$12,736	$16,996	$52,315
Effects of currency translation	(523)	(238)	---	(761)
Balance as of April 30, 2006	22,060	12,498	16,996	51,554
Business acquisition	---	1,404	---	1,404
Effects of currency translation	1,863	4	---	1,867
Balance as of April 30, 2007	$23,923	$13,906	$16,996	$54,825

Note 6.  Investments

The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan. Investments in available-for-sale securities included in Other assets for the fiscal years ended April 30, 2007 and 2006 were:
	For the Fiscal Years Ended April 30,
	2007			2006
In thousands	Cost	Unrealized Gains	Estimated Fair Value	Cost	Unrealized Gains	Estimated Fair Value
Mutual Funds	$5,494	$20	$5,514	$4,710	$756	$5,466

Gross realized gains of $1.0 million, $28 thousand and $36 thousand were included in Other income (expense), net for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. These gains were reclassified from Accumulated Other Comprehensive Income into the Consolidated Statements of Operations using the specific identification cost method.

Note 7.  Income Taxes

Components of the provision (benefit) for income taxes attributable to continuing operations were:
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Current:
Federal	$ (232)	$ 235	$ ---
State and local	223	452	705
Foreign	4,805	2,117	3,810
Total current	4,796	2,804	4,515

Deferred:
Federal	1,521	(3,707)	(5,979)
State and local	278	(194)	(664)
Foreign	523	7,296	(2,310)
Total deferred	2,322	3,395	(8,953)
Income tax expense (benefit)	$7,118	$ 6,199	$(4,438)

The following reconciles the statutory U.S. Federal income tax rate to the consolidated effective income tax rate:
	For the Fiscal Years Ended April 30,
	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	1.5	1.1	0.1
Foreign tax rate differences	1.9	14.8	(9.3)
Export tax incentives	(1.3)	(4.1)	13.9
Research and development tax credits	(2.8)	(3.7)	3.7
Adjustment of prior years' taxes	(0.6)	(1.0)	1.2
UK legislative change	---	25.0	---
Other, net	0.8	0.4	(0.6)
Effective income tax rate	34.5%	67.5%	44.0%

FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), requires that a valuation allowance be established if, based upon all available evidence, it is "more likely than not" that all or a portion of deferred tax assets may not be realized. A review of all available evidence includes, but is not limited to, Company performance, the market environment in which the company operates, the length of carryback and carryforward periods, as well as objectively verifiable evidence concerning future profitability. As of April 30, 2007 and 2006, the Company had valuation allowances of $15.0 million and $14.3 million, respectively. The net increase in the valuation allowance of $0.7 million for the fiscal year ended April 30, 2007 relates to adjustments to certain state and foreign tax carryforwards, the effect of which has been included in the effective tax rate reconciliation in the adjustments for state income taxes and the foreign tax rate differences. The Company expects future operations will generate sufficient earnings to realize its remaining deferred tax assets. Deferred tax assets and liabilities as of April 30, 2007 and 2006 were:
	April 30, 2007		April 30, 2006
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$ 1,400	$ 2,300	$ 1,700	$2,600
Patents	---	1,600	---	1,700
Employee benefit plans	10,900	---	6,900	300
Asset valuations	19,300	4,300	19,100	2,600
Provisions for estimated expenses	3,100	200	4,300	---
Tax loss and credit carryforwards	21,300	---	19,400	---
Other	1,900	2,300	1,200	2,100
	57,900	10,700	52,600	9,300
Valuation allowance	(15,000)	---	(14,300)	---
	$ 42,900	$10,700	$ 38,300	$9,300

United States income taxes have not been provided on $7.6 million of unremitted earnings from certain subsidiaries because they are considered indefinitely reinvested in the foreign operations of the subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various foreign jurisdictions. These taxes will be partially offset by United States foreign tax credits. Determination of the related amount of the unrecognized deferred income tax liability is not practicable.

The sources of income (loss) before income taxes were:
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
United States	$ 4,489	$(3,968)	$ (4,843)
Foreign	16,137	13,151	(5,233)
Income (loss) before income taxes	$20,626	$ 9,183	$(10,076)

As of April 30, 2007, the Company has approximately $207.0 million of tax net operating loss carryforwards, primarily state and foreign, of which $191.0 million expire as follows: $6.0 million from the fiscal years ending April 30, 2008 through 2012, none during the fiscal years ending April 30, 2013 through 2017, and $185.0 million from the fiscal years ending April 30, 2018 through 2027. In addition, the Company has approximately $5.3 million of federal tax credit carryforwards, of which $3.3 million expire from the fiscal years ending April 30, 2018 through 2027.

Following is a rollforward of the valuation allowance on deferred tax assets for the fiscal years ended April 30, 2007, 2006 and 2005:
In thousands	Balance at Beginning of Fiscal Year	Charges to Income Tax Expense	Write-off of Fully Reserved Deferred Tax Assets	Deductions	Balance at End of Fiscal Year
Fiscal 2007	$14,292	$1,227	$ ---	$(476)	$15,043
Fiscal 2006	18,780	3,946	(8,162)	(272)	14,292
Fiscal 2005	14,377	5,220	(504)	(313)	18,780

Charges to income tax expense relate primarily to net operating losses in state and foreign jurisdictions, the effect of which has been included in the effective tax rate reconciliation in the adjustment for state income taxes and within foreign tax rate differences.

Note 8.  Borrowings

The Company's outstanding debt is comprised of the following:
		April 30,
In thousands	Effective rate(s)	2007	2006
Short-term lines of credit	5.10 - 6.75%	$ 1,540	$ 51
Revolvers	7.07%	25,000	30,000
Term loans	7.36 - 8.25%	836	1,069
Industrial development bonds	3.89%	6,000	6,000
		33,376	37,120
Less portion due within one year		(1,773)	(284)
Total long-term debt		$31,603	$36,836

All of the Company's outstanding debt was at variable interest rates as of April 30, 2007. As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.

Credit Facility - The Company has a credit facility (the "Credit Facility") with Citizens Bank of Massachusetts, the Export-Import Bank of the United States ("Ex-Im") and Sovereign Bank. The Credit Facility consists of a $50.0 million asset-based revolving line of credit (the "Revolver") that includes a $13.0 million working capital loan guarantee from Ex-Im. The Credit Facility also includes a $1.2 million term loan (the "Term Loan") and a $6.5 million standby letter of credit. The Revolver matures on October 31, 2008. The Term Loan requires 60 equal monthly principal payments that began in December 2005 and matures in November 2010. Weighted average interest rates of the Company's primary credit facility, inclusive of deferred debt issue costs amortized, were 9.5 percent in the fiscal year ended April 30, 2007, 11.0 percent in the fiscal year ended April 30, 2006 and 13.5 percent in the fiscal year ended April 30, 2005.

The Credit Facility obligations are collateralized by selected assets of the Company in the United States and its subsidiaries in the United Kingdom and Canada, including inventory, accounts receivable, and real estate and leasehold improvements. The Credit Facility obligations are also collateralized by the capital stock of certain subsidiaries of the Company.

Under the Revolver, the Company can terminate its commitment at any time, subject to a prepayment fee. If the Company were to terminate its commitment by October 31, 2007, the fee would be 2.0 percent of the outstanding balance, and if it were to terminate its commitment between November 1, 2007 and October 31, 2008, the fee would be 1.0 percent of the outstanding balance. The Company may permanently reduce the Revolver commitment by up to $10.0 million without any prepayment fee.

Revolver borrowings are subject to a borrowing base formula based upon eligible accounts receivable and eligible inventory. The Company must maintain a minimum availability of $1.0 million. Interest on obligations under the Revolver is charged, at the option of the Company, at the London Interbank Offered Rate ("LIBOR") plus 1.75 percent, or at the lender's prime rate. As of April 30, 2007, the Company had $20.5 million available for borrowing on the Revolver based on its borrowing base.

The Company is required to pay an annual commitment fee on a monthly basis of 0.25 percent of the daily difference between the total commitment amount of the Revolver and the aggregate outstanding principal amount of the loans under the Revolver.

Interest on obligations under the Term Loan is charged, at the option of the Company, at LIBOR plus 2.0 percent, or at the lender's prime rate.

The Company is required to maintain certain financial covenants, including leverage and debt service coverage ratios. The agreement also includes limitations on additional indebtedness and liens, investments, legal entity restructurings, changes in control and restrictions on dividend payments. The Company was in compliance with all of the covenants under its financing arrangements as of April 30, 2007.

In May 2007, the Company amended its Credit Facility to include term loans for acquisitions. See Note 19.

Industrial Development Bonds - The Company has outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds ("Industrial Development Bonds"). The interest rate is adjusted to market rates on a weekly basis. During the fiscal years ended April 30, 2007 and 2006, the weighted average interest rate was 3.6 percent and 2.7 percent, respectively. The Industrial Development Bonds are collateralized by certain property, plant and equipment and mature in 2014.

The demand feature of the Industrial Development Bonds is supported by a letter of credit from a major United States commercial bank. The letter of credit, which expires in September 2007, automatically renews on an annual basis through an evergreen clause and carries a fee of 1.75 percent of the face amount. Advances under the letter of credit become a note payable on demand at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in certain property. There were no outstanding amounts under this letter of credit as of April 30, 2007 or 2006.

Short-term Lines of Credit - The Company had short-term bank lines of credit with several international banks of approximately $4.8 million as of April 30, 2007.

Note 9.  Preferred Stock, Common Stock, Stock Option Plans and Restricted Stock

Preferred Stock - The Company's Certificate of Incorporation authorizes 10.0 million shares of preferred stock, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations, and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series. As of April 30, 2007, no preferred stock had been issued.

Common Stock - The Company's Certificate of Incorporation authorizes 100.0 million shares of common stock. There were 23.2 million shares outstanding as of April 30, 2007 and 22.6 million shares outstanding as of April 30, 2006.

Stock Repurchase Plan - The Company is authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant. Under this authorization, the Company purchased 1.0 million shares in fiscal 2000. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2007, the Company could purchase up to an additional 2.0 million shares.

Stock Plans - The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted stock may be granted to employees from common stock. Directors may receive share grants from treasury stock. Options issued by the Company under its stock plans have a term of ten years and typically vest ratably over a period of three years. Restricted stock grants are expensed over the vesting period of the award. Under all stock plans, the exercise price of the stock option is set on the grant date and may not be less than the fair market value per share on that date.

As of April 30, 2007 the Company had five stock incentive plans: the 2006 Omnibus Incentive Plan (the "Omnibus Plan"), the 2003 Employee Stock Option Plan (the "2003 Plan"), the 1992 Employee Stock Plan (the "1992 Employee Plan"), the 1992 Non-Employee Director Stock Option Plan (the "1992 Non-Employee Director Plan") and the Non-Employee Director's Stock Grant Plan (the "Non-Employee Director Stock Grant Plan"), under which employees and directors had been granted options to purchase or be granted Common Stock of the Company, as applicable.

The Omnibus Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units performance shares, performance units, cash-based awards and other stock-based awards to directors, officers and key employees. As of April 30, 2007, only nonqualified stock options and restricted stock had been granted. Stock options awarded to key employees under this plan have a ten-year term and are exercisable at the common stock market price on the date of grant. Options vest in accordance with the terms of an employee's grant agreement, generally over three years. A total of 1.5 million shares of common stock are authorized under the Omnibus Plan. Exercised options are issued from new common shares.

The 2003 Plan, which expired with the establishment of the Omnibus Plan, provided for the grant of incentive stock options, nonqualified options and restricted stock to key employees for a ten-year term and are exercisable at the common stock market price on the date of grant. Options continue to vest in accordance with the terms of an employee's grant agreement, generally over three years. Vested outstanding options under this plan remain exercisable in accordance with the terms of the 2003 Plan. Exercised options are issued from new common shares.

The 1992 Employee Plan, which expired on August 19, 2002, provided for the grant of incentive stock options, nonqualified options and restricted stock to key employees for a ten-year term, exercisable at the common stock market price on the date of grant. Vested outstanding options under this plan remain exercisable in accordance with the terms of the 1992 Plan. Exercised options are issued from new common shares.

The 1992 Non-Employee Director Plan, which expired on August 19, 2002, provided for nonqualified stock option grants to eligible members of the Board of Directors who were not also employees of the Company. Options were granted with a ten-year term at the market price of the common stock on the date of grant and were immediately exercisable. Vested outstanding options under this plan remain exercisable. Exercised options are issued from new common shares.

The Non-Employee Director Stock Grant Plan provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to 5,000 shares per year as of May 1, 2006. Prior to May 1, 2006, the Non-Employee Director Stock Grant Plan provided an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $25,000 per year. Grants under this plan are issued from reacquired shares.

In the event of a "change in control," as defined in the Omnibus Plan, the 2003 Plan and the 1992 Plan, all unvested outstanding stock options granted under these plans vest and become immediately exercisable.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the expected option term and the risk-free interest rate over the expected option term. No dividend yield was assumed for fiscal 2007, 2006 or 2005 grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended April 30, 2007, 2006 and 2005:
	For the Fiscal Years Ended April 30,
	2007	2006	2005
Expected option term[1]	5.6 years	5.7 years	4.7 years
Expected volatility[2]	55%	73%	74%
Risk-free interest rate[3]	4.4%	4.4%	3.8%
1

The option term was determined using the simplified method for estimating expected option life. The Company's options qualify as "plain-vanilla" options, as defined in the SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment."

2

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant.

3	The risk-free interest rate is based on the 5-year U.S. Treasury note yield in effect at the time of grant.

Weighted-average fair values at date of grant for options granted during the fiscal years ended April 30, 2007, 2006 and 2005 were $7.36, $6.28 and $4.06, respectively. The total intrinsic value of options exercised during the fiscal years ended April 30, 2007, 2006 and 2005 were $3.2 million, $0.9 million and $0.2 million, respectively. The fair value of options vested during the fiscal years ended April 30, 2007, 2006 and 2005 was $1.4 million, $0.9 million and $1.3 million, respectively. The Company has option grants for approximately 0.8 million shares expected to vest over the next 1.3 years (weighted-average contractual remaining term). The weighted average exercise price per share of those options expected to vest is $11.29 per share, with a combined aggregate intrinsic value of $0.6 million.

A summary of stock option activity under the stock option plans for the fiscal year ended April 30, 2007 is set forth below:
	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2006	2,846	$11.08	5.2 years
Options granted	465	$13.57
Options exercised	(513)	$ 7.47		$3.2
Options canceled	(252)	$15.25
Outstanding as of April 30, 2007	2,546	$11.83	5.3 years	$3.4
Options exercisable as of April 30, 2007	1,752	$12.04	3.8 years	$2.9

The majority of the current outstanding restricted stock grants vest one-fourth each year for the four-year period following the date of grant. During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock awards, net of cancellations, was $0.1 million for each of the fiscal years ended April 30, 2007, 2006, and 2005. Restricted stock award activity was as follows:
	For the Fiscal Years Ended April 30,
Shares in thousands	2007	2006	2005
Restricted stock awarded	32	9	21
Weighted-average fair value on date of grant per share	$14.06	$9.45	$6.98

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal year ended April 30, 2007:
In thousands except per share amounts	Shares	Weighted-Average Fair Value
Nonvested as of April 30, 2006	23	$ 8.03
Granted	32	14.06
Vested	(8)	7.73
Forfeited	(1)	9.45
Nonvested as of April 30, 2007	46	$12.21

As of April 30, 2007, there was $4.2 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 10. Accumulated Other Comprehensive Income

The following table discloses the balance by classification within accumulated other comprehensive income (loss):
In thousands	Unrealized Gain/(Loss) on Derivative Instruments	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of April 30, 2004	$(149)	$ 2,014	$ ---	$ (8,784)	$(6,919)
Fiscal 2005 activity	149	7,847	187	(4,841)	3,342
Balance as of April 30, 2005	---	9,861	187	(13,625)	(3,577)
Fiscal 2006 activity	---	(2,692)	287	7,876	5,471
Balance as of April 30, 2006	---	7,169	474	(5,749)	1,894
Fiscal 2007 activity	---	7,266	(462)	1,384	8,188
Initial application of SFAS 158	---	---	---	(8,927)	(8,927)
Balance as of April 30, 2007	$ ---	$14,435	$ 12	$(13,292)	$ 1,155

Note 11.  Employee Benefit Plans

Pension Plans - The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Plan"), covering employees in the United States. Employees hired on or after May 1, 2004 are not eligible to participate in the Qualified Plan. Qualified Plan benefits accrued prior to May 1, 2004 were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service (before April 30, 2004). Effective May 1, 2004, Qualified Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued as of April 30, 2004. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and noncash), including compensation related to stock option plans and certain other benefits and payments.

The Company's general policy is to fund the Qualified Plan to comply with minimum funding requirements. Cash contributions to the Qualified Plan totaled $4.1 million, $3.1 million and $1.6 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.

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

As discussed in Note 1, the Company adopted SFAS 158 on April 30, 2007. SFAS 158 required the Company's underfunded and unfunded plans to be recognized as a liability. The initial impact of SFAS 158, due to previously unrecognized actuarial losses and prior service costs or credits, as well as subsequent changes in the funded status, was recognized as a component of Accumulated Other Comprehensive Income, not affecting Retained Earnings in Shareholders' equity.

The following table presents the incremental effect of applying SFAS 158 on the Consolidated Balance Sheets as of April 30, 2007:
In thousands	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$ 15,484	$(1,100)	$ 14,384
Deferred tax asset	$ 29,593	$ 5,300	$ 34,893
Total assets	$331,762	$ 4,200	$335,962
Other accrued liabilities	$ 25,067	$ 518	$ 25,585
Total current liabilities	$113,235	$ 518	$113,753
Accrued pension benefit liability	$ 16,180	$12,609	$ 28,789
Accumulated other comprehensive income	$ 10,082	$(8,927)	$ 1,155
Shareholders' equity	$153,408	$(8,927)	$144,481

The Company uses an April 30 measurement date for its pension plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheets as of April 30, 2007 and 2006:
	Qualified Plan		Nonqualified Plan
In thousands	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$ 98,417	$102,451	$ 7,251	$ 7,668
Service cost	2,361	2,894	94	164
Interest cost	5,874	5,531	427	405
Actuarial (gain) loss	1,330	(8,835)	43	(438)
Benefits paid	(3,807)	(3,624)	(541)	(548)
Benefit obligation at end of fiscal year	$104,175	$ 98,417	$ 7,274	$ 7,251

Change in plan assets:
Fair value of plan assets at beginning of year	$ 72,537	$ 65,792	$ ---	$ ---
Actual return on plan assets	9,329	7,257	---	---
Employer contributions	4,083	3,112	541	548
Benefits paid	(3,807)	(3,624)	(541)	(548)
Fair value of plan assets at end of fiscal year	$ 82,142	$ 72,537	$ ---	$ ---

Funded status	$ (22,033)	$ (25,880)	$(7,274)	$(7,251)
Unrecognized net actuarial loss	*	21,555	*	1,136
Unrecognized prior service cost (benefit)	*	1,396	*	(41)
Net amount recognized	$ (22,033)	$ (2,929)	$(7,274)	$(6,156)

Amounts recognized in balance sheets, before taxes:
Intangible assets	$ *	$ 1,396	$ *	$ ---
Other accrued liabilities	---	*	(518)	*
Accrued pension benefit liability	(22,033)	(13,208)	(6,756)	(6,471)
Additional minimum pension liability	*	8,883	*	315
Net amount recognized	$ (22,033)	$ (2,929)	$(7,274)	$(6,156)

Amounts recognized in Accumulated Other Comprehensive Income, before taxes, consist of:
Net actuarial loss	$ 18,958	*	$ 1,157	*
Prior service cost (credit)	1,100	*	(37)	*
Net amount recognized	$ 20,058	*	$ 1,120	*

* Not applicable due to change in accounting standard.

Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
	Qualified Plan		Nonqualified Plan
In thousands	2007	2006	2007	2006
Projected benefit obligation	$104,175	$98,417	$7,274	$7,251
Accumulated benefit obligation	$ 91,485	$85,745	$6,837	$6,471
Fair value of plan assets	$ 82,142	$72,537	---	---

The components of the net periodic benefit cost were as follows:

	Qualified Plan			Nonqualified Plan
	For the Fiscal Years Ended April 30,			For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005	2007	2006	2005
Service cost	$ 2,361	$ 2,894	$ 2,615	$ 93	$164	$160
Interest cost	5,874	5,530	5,348	427	405	493
Expected return on plan assets	(6,132)	(5,609)	(5,326)	---	---	---
Amortization of: Prior service cost	296	296	296	(2)	(3)	(3)
Actuarial loss	730	1,708	931	22	63	109
Net periodic benefit cost	$ 3,129	$ 4,819	$ 3,864	$540	$629	$759

The estimated amount that will be amortized from Accumulated Other Comprehensive Income into net periodic benefit cost in the fiscal year ending April 30, 2008 is as follows:
In thousands	Qualified Plan	Nonqualified Plan
Net actuarial loss	$649	$32
Prior service cost (credit)	296	(3)
Total	$945	$29

Major assumptions used in determining the benefit obligation and net cost are presented in the following tables as weighted-averages:
Benefit Obligation Assumptions	Qualified Plan		Nonqualified Plan
	April 30,		April 30,
	2007	2006	2007	2006
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Net Cost Assumptions	Qualified Plan			Nonqualified Plan
	For the fiscal years ended April 30,			For the fiscal years ended April 30,
	2007	2006	2005	2007	2006	2005
Discount rate	6.25%	5.50%	6.25%	6.25%	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	---	---	---
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The expected return on assets assumption was developed considering several factors. Such factors include current and expected target asset allocation, the Company's historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations) and adjustments for anticipated or historical economic changes using a long-term investment horizon of expected future performance. The effects of asset diversification and periodic fund rebalancing were also considered.

The Company's weighted-average asset allocations as of April 30, 2007 and 2006 by major asset category, for the Company's qualified plan were as follows:
	2007	2006
Equity securities/mutual funds	70%	73%
Debt securities	25%	26%
Other (money market funds)	5%	1%
	100%	100%

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

Equity securities of the Qualified Plan included 0.1 million shares of Gerber Scientific, Inc. common stock in the amount of $1.1 million (1 percent of total plan assets) as of April 30, 2006. The Qualified Plan contained no shares of Gerber Scientific, Inc. common stock as of April 30, 2007.

The Company expects to contribute $4.4 million to its pension plans in the fiscal year ending April 30, 2008.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, are expected to be paid for the Company's Qualified and Nonqualifed Pension Plans:
In thousands	Qualified Plan	Nonqualified Plan
Fiscal Year 2008	$ 4,045	$ 518
Fiscal Year 2009	$ 4,301	$ 531
Fiscal Year 2010	$ 4,474	$ 528
Fiscal Year 2011	$ 4,613	$ 522
Fiscal Year 2012	$ 4,795	$ 517
Fiscal Years 2013-2017	$27,992	$2,646

401(k) Plan - Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the U.S. may contribute a portion of their compensation to a tax-deferred 401(k) plan. The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. The Company's expense for matching contributions was $1.2 million, $0.9 million and $0.9 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.

Note 12.  Restructuring Charges

There were no restructuring charges recorded in the fiscal year ended April 30, 2007. In the fiscal year ended April 30, 2006, the Company recorded adjustments to certain estimates related to severance. The only significant adjustment was the reversal of a $0.3 million restructuring charge related to severance payable to a former employee when it was determined that this amount would not be paid. In the fiscal years ended April 30, 2005 and 2004, the Company recorded restructuring charges consisting of employee separation and facility consolidation costs primarily associated with the Company's three-year business re-engineering plan in an effort to reduce costs. These actions were completed and no accruals remained as of April 30, 2006 or 2007, except for the facility consolidation accrual initiated in the fiscal year ended April 30, 2004.

The following table displays a rollforward of the facility consolidation accrual through April 30, 2007 (in thousands):
In thousands	Facility Consolidation Accrual
Sign Making and Specialty Graphics
Balance as of April 30, 2004	$1,754
Fiscal 2005 adjustment	428
Cash payments	(407)
Balance as of April 30, 2005	1,775
Cash payments	(345)
Balance as of April 30, 2006	1,430
Cash payments	(321)
Balance as of April 30, 2007	$1,109

Of the remaining balance as of April 30, 2007, approximately $0.1 million is expected to be paid each fiscal year through July 2019 related to the facility consolidation.

Note 13.  Guarantees

Warranty - A limited warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale.

The following is a reconciliation of the beginning and ending balances of the Company's accrued standard warranty liability for the fiscal years ended April 30, 2007 and 2006, which are included in Other accrued liabilities on the Company's Consolidated Balance Sheets:
	For the Fiscal Years Ended April 30,
In thousands	2007	2006
Beginning balance	$ 2,445	$ 1,782
Changes in accruals related to: Warranties issued in the current period	6,281	4,800
Reductions for costs incurred	(6,389)	(4,137)
Ending balance	$ 2,337	$ 2,445

The Company incurred additional costs of $0.6 million and $0.5 million for the fiscal years ended April 30, 2007 and 2006, respectively, under extended warranty contracts.

Financing Arrangements - The Company has agreements with major financial services institutions to provide customers with lease financing to assist customers in purchasing the Company's equipment. The financial services institutions are the lessor and the customer is the lessee. These leases typically have terms ranging from three to five years. As of April 30, 2007, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $16.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $5.6 million.  The equipment sold generally collateralizes the lease receivables.  In the event of default by the lessee, the Company has liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company. The Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution. As of April 30, 2007 and 2006, the Company recorded undiscounted accruals for the expected losses under recourse provisions of $0.4 million and $0.6 million, respectively.

Guarantees of Debt - As of April 30, 2007, certain subsidiaries of the Company were guarantors of the Company's Credit Facility. The guarantors are required to fulfill the Company's obligations over the life of the Credit Facility, if the Company fails to pay any portion of the outstanding debt when due.  Outstanding debt under the Credit Facility was $25.8 million and $31.1 million as of April 30, 2007 and 2006, respectively.

Note 14.  Segment Reporting

Reportable segments are determined based on management's evaluation of the business units. Each business unit sells internationally as well as within the United States. The Sign Making and Specialty Graphics segment manufactures and distributes computer-controlled production systems, software and aftermarket supplies sold to a diversified customer base in the sign making and specialty graphics industries. The Apparel and Flexible Materials segment manufactures and distributes computer-controlled production systems and software for product design, spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites. The Apparel and Flexible Materials segment's customer base is in the apparel, aerospace, automotive, furniture and other industries. The Ophthalmic Lens Processing segment manufactures and distributes computer-controlled production systems and aftermarket supplies sold to a diversified customer base in the ophthalmic industry.

Financial data for the past three fiscal years for the Company's reportable segments are shown in the following tables. The accounting policies of the reportable segments are substantially identical to those described in the summary of significant accounting policies. The effects of material intrasegment and intersegment transactions have been eliminated. Asset information by reportable segment is not accumulated and disclosed as it is not reported to the Company's Chief Executive Officer and is not used internally.
	For the Fiscal Years Ended April 30,
In thousands	2007	2006	2005
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 89,357	$ 89,798	$ 84,893
Spandex	212,730	186,479	189,340
Sign Making and Specialty Graphics	302,087	276,277	274,233
Apparel and Flexible Materials	196,164	182,808	170,367
Ophthalmic Lens Processing	76,547	71,333	72,722
Consolidated revenue	$574,798	$530,418	$517,322

Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 5,199	$ 7,008	$ 3,407
Spandex	6,419	4,323	(4,506)
Sign Making and Specialty Graphics	11,618	11,331	(1,099)
Apparel and Flexible Materials	27,601	22,958	20,841
Ophthalmic Lens Processing	2,913	676	(2,696)
Segment operating profit	42,132	34,965	17,046
Corporate operating expenses	(18,500)	(17,149)	(18,056)
Total operating profit (loss)	$ 23,632	$ 17,816	$ (1,010)

Revenue by geographic area for the fiscal years ended April 30, 2007, 2006 and 2005 and net property, plant and equipment by geographic area as of April 30, 2007, 2006 and 2005 are in the table below. Revenue was attributed to specific countries based on the shipment destination.

In thousands	United States	Europe	All Other	Total
2007
Revenue	$157,600	$243,564	$173,634	$574,798
Property, plant, and equipment, net	16,775	17,554	2,653	36,982

2006
Revenue	$170,715	$214,169	$145,534	$530,418
Property, plant, and equipment, net	19,573	16,481	2,475	38,529

2005
Revenue	$160,741	$220,383	$136,198	$517,322
Property, plant, and equipment, net	18,633	18,406	2,884	39,923

Note 15.  Commitments and Contingencies

Leases - The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any material capital leases. Rental expense under lease arrangements was $12.5 million, $11.3 million and $10.1 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. Minimum annual rental commitments as of April 30, 2007 under long-term noncancelable operating leases were:
In thousands	Building and Office Space	Machinery and Equipment	Total
2008	$ 8,351	$ 682	$ 9,033
2009	7,178	553	7,731
2010	6,472	460	6,932
2011	6,129	158	6,287
2012	6,324	44	6,368
After 2012	28,694	1	28,695
	$63,148	$1,898	$65,046

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

Litigation matters - The Company is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business. While the outcome of current pending matters cannot be predicted definitively, management, after reviewing such matters and claims and consulting with the Company's internal and external counsel and considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material adverse impact on the Company's consolidated financial position, results of operations, cash flows, liquidity or competitive position.

Note 16.  Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates because of its global presence and international sales and purchase activities. The Company may periodically enter into foreign currency contracts to manage its foreign currency risk. As of April 30, 2007 and 2006, the Company was not party to any derivative contracts.

As of May 1, 2004, shareholders' equity included a $0.1 million expense associated with hedging activity. During the fiscal year ended April 30, 2005, an additional $0.7 million was incurred as a cash flow hedging loss. The total $0.8 million expense was realized in the net loss on the April 30, 2005 Consolidated Statement of Operations.

Note 17. Significant Fiscal 2005 Adjustments

Included in the results for the fiscal year ended April 30, 2005 were adjustments related to prior year periods of $1.2 million. These adjustments were substantially comprised of a $0.6 million adjustment related to the accounting for an operating lease containing a rent escalation charge and a $0.4 million adjustment attributable to the accounting for an intercompany transaction, which occurred in the fiscal year ended April 30, 2001. The Company assessed these adjustments using the guidance in SEC Staff Accounting Bulletin No. 99 and concluded that these adjustments were not material and did not materially affect, either individually or in the aggregate, the trends of the financial statements for those periods affected or the fair presentation of the Company's financial position, results of operations or cash flows for the fiscal year ended April 30, 2005.

Note 18.   Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the fiscal years indicated below.
	April 30, 2007			April 30, 2006			April 30, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share	Net Loss	Average Shares	Per Share
Basic earnings per share before the cumulative effect of a change in accounting principle	$13,508	22,896	$0.59	$2,984	22,418	$ 0.13	$(5,638)	22,261	$(0.25)
Cumulative effect of a change in accounting principle	---	22,896	---	(340)	22,418	(0.01)	---	22,261	---
Basic earnings per share	$13,508	22,896	$0.59	$2,644	22,418	$ 0.12	$(5,638)	22,261	$(0.25)
Basic earnings per share before the cumulative effect of a change in accounting principle	$13,508	22,896	$0.59	$2,984	22,418	$ 0.13	$(5,638)	22,261	$(0.25)
Effect of dilutive options and awards	---	550	(0.01)	---	288	---	---	---	---
Diluted earnings per share before the cumulative effect of a change in accounting principle	$13,508	23,446	$0.58	$2,984	22,706	$ 0.13	$(5,638)	22,261	$(0.25)
Cumulative effect of a change in accounting principle	---	23,446	---	(340)	22,706	(0.01)	---	22,261	---
Diluted earnings per share	$13,508	23,446	$0.58	$2,644	22,706	$ 0.12	$(5,638)	22,261	$(0.25)

For the fiscal years ended April 30, 2007, 2006 and 2005, stock options of 1.1 million, 1.7 million and 2.5 million, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the stock options exceeded the average market price of the Company's common stock.

For the fiscal year ended April 30, 2005, stock options exercisable for an additional 0.2 million shares of common stock were excluded from the calculation of diluted loss per share because the Company reported a net loss and, therefore, the dilutive effect of these options was not included in the calculation of diluted shares outstanding in accordance with SFAS 128.

Note 19.  Subsequent Events

Acquisition of Data Technology - In May 2007, the Company acquired for cash the stock of Data Technology, Inc., a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries company located in Massachusetts. The acquisition of the business operations is expected to provide the Company with a broader product offering for the packaging industry. Under the terms of the stock purchase agreement, the Company paid $6.2 million in cash to the stockholders of Data Technology, Inc. The Company funded this acquisition through a new borrowing facilitated by an amendment to its existing credit facility.

The operating results of this business will be included in the Company's consolidated financial statements from the date of acquisition.

The Company is in the process of determining the fair value of the acquired intangible assets through the use of certain valuation models. Acquired intangible assets include customer relationships and order backlog. Any remaining unallocated purchase price is expected to be recorded as goodwill of the Sign Making and Specialty Graphics operating segment, assigned to the Gerber Scientific Products reporting unit.

Debt Amendment - The Company entered into a third amendment to its credit facility with Citizens Bank of Massachusetts and Sovereign Bank (the "Third Amendment"). The Third Amendment provides for a line of credit available in the form of term loans with a maximum aggregate amount of $10.0 million for permitted acquisitions. Principal amounts outstanding under the Third Amendment are payable in 30 equal installments. The Third Amendment provides that borrowings accrue interest, payable monthly, at an annual rate equal to the specified LIBOR plus 175 basis points or the designated prime rate at the Company's option. In addition, a fee of 25 basis points is incurred on the difference between $10.0 million and the average daily principal amount outstanding under the Third Amendment. Term loan borrowings may be made through October 31, 2008 so long as the aggregate principal amount of outstanding term loans does not exceed $10.0 million.

Note 20.  Quarterly Results (Unaudited)

A summary of the quarterly results of operations for the past two fiscal years is set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Revenue	$137,488	$145,049	$137,124	$155,137
Gross profit	41,705	43,632	40,001	47,036
Net income	2,024	3,689	2,230	5,565
Earnings per common share:
Basic	0.09	0.16	0.10	0.24
Diluted	0.09	0.16	0.10	0.24
Fiscal 2006
Revenue	$128,764	$133,961	$124,612	$143,081
Gross profit	39,256	40,450	37,259	43,551
Net (loss) income	(1,083)	(124)	(92)	3,943
(Loss) Earnings per common share:
Basic	(0.05)	(0.01)	0.00	0.17
Diluted	(0.05)	(0.01)	0.00	0.17

For the fiscal year ended April 30, 2007, each of the quarters diluted earnings per share do not sum to the full year diluted earnings per share due to rounding. For the fiscal year ended April 30, 2006, each of the quarters basic and diluted earnings per share do not sum to the full year basic and diluted earnings per share due to rounding.

There were no material unusual fourth quarter adjustments for the year ended April 30, 2007. Net income for the fourth quarter of the fiscal year ended April 30, 2006 included the cumulative effect of an accounting change of $0.3 million, net of tax, for the adoption of FIN 47 ($0.01 per diluted share). See Note 1.