Form 10-Q
period 2007-07-31
GERBER SCIENTIFIC INC
filed 2007-10-31
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
23,383,102 shares of common stock of the registrant were outstanding as of August 31, 2007, exclusive of treasury shares.

	GERBER SCIENTIFIC, INC. Index to Quarterly Report on Form 10-Q Fiscal Quarter Ended July 31, 2007
PART I		PAGE

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19

PART II

Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20

Signature		21
Exhibit Index		22

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Fiscal Quarters Ended July 31,
In thousands except per share data	2007	2006
Revenue:
Product sales	$135,290	$121,412
Service sales	18,377	16,076
	153,667	137,488
Costs and Expenses:
Cost of products sold	96,657	86,248
Cost of services sold	11,549	9,535
Selling, general and administrative expenses	34,623	31,363
Research and development	6,465	5,968
	149,294	133,114

Operating income	4,373	4,374

Other income (expense), net	725	(159)
Interest expense	(989)	(777)

Income before income taxes	4,109	3,438
Income tax expense	1,272	1,414
Net income	$ 2,837	$ 2,024

Earnings Per Share of Common Stock:
Basic	$ 0.12	$ 0.09
Diluted	$ 0.12	$ 0.09

Weighted Average Shares Outstanding:
Basic	23,187	22,621
Diluted	23,557	23,051

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	July 31,	April 30,
In thousands	2007	2007
Assets:
Current Assets:
Cash and cash equivalents	$ 17,862	$ 8,052
Accounts receivable, net	100,324	106,421
Inventories	73,938	65,299
Deferred tax assets	9,100	8,969
Prepaid expenses and other current assets	7,553	6,137
Total Current Assets	208,777	194,878
Property, plant and equipment, net	36,681	36,982
Goodwill	61,067	54,825
Deferred tax assets	38,184	34,893
Other assets	15,503	14,384
Total Assets	$360,212	$335,962

Liabilities and Shareholders' Equity:
Current Liabilities:
Current portion of long-term debt	$ 3,235	$ 1,773
Accounts payable	50,422	48,772
Accrued compensation and benefits	19,733	21,615
Other accrued liabilities	28,326	25,585
Deferred revenue	15,332	16,008
Total Current Liabilities	117,048	113,753
Long-term debt	41,339	31,603
Accrued pension benefit liability	28,122	28,789
Other long-term liabilities	23,561	17,336
	93,022	77,728
Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	240	238
Paid-in capital	73,937	72,612
Retained earnings	85,914	83,290
Treasury stock	(12,634)	(12,814)
Accumulated other comprehensive income	2,685	1,155
	150,142	144,481
Total Liabilities and Shareholders' Equity	$360,212	$335,962

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Cash flows from operating activities:
Net income	$ 2,837	$ 2,024
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	2,299	2,117
Deferred income taxes	264	86
Stock-based compensation	264	304
Gain on sale of assets	(950)	---
Other noncash items	448	248
Changes in operating accounts, net of effects of business acquisition:
Accounts receivable	7,399	2,975
Inventories	(6,007)	(6,066)
Prepaid expenses and other assets	(850)	(723)
Accounts payable and other accrued liabilities	791	(9,160)
Accrued compensation and benefits	(2,042)	(1,183)
Net cash provided by (used for) operating activities	4,453	(9,378)
Cash flows from investing activities:
Capital expenditures	(1,091)	(714)
Proceeds from sale of assets	150	---
Proceeds from sale of available for sale investments	215	92
Purchases of available for sale investments	(123)	(34)
Acquisition of a business, net of cash acquired	(4,650)	---
Acquisition of intangible assets	(102)	(150)
Net cash used for investing activities	(5,601)	(806)
Cash flows from financing activities:
Debt repayments	(81,717)	(70,362)
Debt proceeds	92,829	73,613
Excess tax benefits from stock-based compensation	---	283
Common stock issued	1,141	784
Net cash provided by financing activities	12,253	4,318
Effect of exchange rate changes on cash	(1,295)	(216)
Increase (Decrease) in cash and cash equivalents	9,810	(6,082)
Cash and cash equivalents at beginning of period	8,052	14,145
Cash and cash equivalents at end of period	$ 17,862	$ 8,063

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2007, except for the Company's adoption of the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), on May 1, 2007. See Note 10.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods reported, have been included. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007, filed with the Securities and Exchange Commission on July 9, 2007. The condensed consolidated balance sheet has been derived from the April 30, 2007 audited consolidated financial statements, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.

Note 2.  Inventories

Inventories, net of reserves, were as follows:
	July 31,	April 30,
In thousands	2007	2007
Raw materials and purchased parts	$56,512	$49,822
Work in process	3,038	2,134
Finished goods	14,388	13,343
Total inventories	$73,938	$65,299

Note 3.   Restructuring

The Company's restructuring accrual as of July 31, 2007 and April 30, 2007 was related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004. During the quarter ended July 31, 2007, an immaterial amount of cash payments reduced the accrual to an ending balance of $1.1 million. The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 4.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:
	July 31, 2007		April 30, 2007
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,242	$2,978	$7,233	$2,916
Other	763	383	694	304
Total amortized intangible assets	$8,005	$3,361	$7,927	$3,220

Intangible asset amortization expense was $0.2 million for the quarter ended July 31, 2007 and $0.1 million for the quarter ended July 31, 2006. It is estimated that such expense will be $0.6 million for the fiscal year ending April 30, 2008 and $0.4 million annually for fiscal years ending April 30, 2009 through 2013.

In May 2007, the Company acquired for cash the stock of Data Technology, Inc., a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries, located in Massachusetts. The acquisition is expected to provide the Company with a broader product offering for the packaging industry. Under the terms of the stock purchase agreement, the purchase price was $6.2 million, of which the Company paid $5.2 million in cash to the stockholders of Data Technology, Inc. and may pay approximately $1.0 million under the terms of the stockholder agreement as contingent consideration in May 2009. Additionally, the Company may pay further contingent cash consideration as payments become due through May 2010 related to certain earn-out provisions based upon operating profit objectives contained in the agreement. In May 2007, the Company entered into a new borrowing facilitated by an amendment to its existing credit facility to fund this acquisition and repay Data Technology, Inc.'s pre-existing debt. See Note 12. The operating results of this business are included within the Sign Making and Specialty Graphic's segment in the Company's condensed consolidated financial statements from the effective date of the acquisition on May 1, 2007.

The assets and liabilities of Data Technology, Inc. were recorded at fair value on the date of acquisition under the purchase method of accounting. The Company determined the intangible asset fair value of the acquired order backlog through the use of a valuation model. The unallocated purchase price was recorded as goodwill of the Sign Making and Specialty Graphics operating segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs, and related deferred income taxes as of the acquisition date:
In thousands	May 1, 2007
Assets acquired:
Cash and cash equivalents	$ 500
Accounts receivable	701
Inventories	2,106
Prepaid expenses and other current assets	71
Property, plant and equipment	450
Goodwill	5,862
Order backlog (included in Other assets)	68
Total assets acquired	9,758

Liabilities assumed:
Accounts payable	1,447
Accrued compensation and benefits	139
Other accrued liabilities	749
Deferred revenue	1,038
Deferred income taxes	223
Long-term debt	1,012
Total liabilities assumed	4,608

Net assets acquired	$5,150

The Company's results for the fiscal quarter ended July 31, 2006 would not have been materially different had the acquisition occurred at May 1, 2006.

There were no impairments or dispositions of goodwill during the quarters ended July 31, 2007 or 2006. Balances and changes in the carrying amount of goodwill for the fiscal quarter ended July 31, 2007 were as follows:
In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2007	$23,923	$13,906	$16,996	$54,825
Business acquisition	5,862	---	---	5,862
Effects of currency translation	366	14	---	380
Balance as of July 31, 2007	$30,151	$13,920	$16,996	$61,067

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing. The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units and includes the results of Data Technology, Inc., acquired during May 2007 within Gerber Scientific Products results. See Note 4.

The following table presents revenue and operating profit by reportable segment.

	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 25,194	$ 23,137
Spandex	60,751	50,022
Sign Making and Specialty Graphics	85,945	73,159
Apparel and Flexible Materials	49,479	46,543
Ophthalmic Lens Processing	18,308	17,786
Intersegment revenue eliminations	(65)	---
Consolidated revenue	$153,667	$137,488

Sign Making and Specialty Graphics:
Gerber Scientific Products	$ (144)	$ 1,706
Spandex	1,718	1,532
Sign Making and Specialty Graphics	1,574	3,238
Apparel and Flexible Materials	7,053	5,967
Ophthalmic Lens Processing	1,379	260
Intersegment operating profit eliminations	(28)	---
Segment operating profit	9,978	9,465
Corporate operating expenses	(5,605)	(5,091)
Total operating profit	$ 4,373	$ 4,374

Note 6.   Comprehensive (Loss) Income

The Company's total comprehensive (loss) income was as follows:
	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Net income	$ 2,837	$2,024
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,917)	830
Defined benefit pension plans activity	142	---
Unrealized investment loss	(65)	(43)
Total comprehensive (loss) income	$(1,003)	$2,811

Note 7. Earnings Per Share

Basic and diluted earnings per common share are calculated in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation, where such effect is dilutive.

The following table sets forth the computation of basic and diluted net earnings per common share:

	For the Fiscal Quarters Ended July 31,
	2007			2006
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$2,837	23,187	$0.12	$2,024	22,621	$0.09
Effect of dilutive options and awards	---	370	---	---	430	---
Diluted earnings per share	$2,837	23,557	$0.12	$2,024	23,051	$0.09

Note 8.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding during the quarter ended July 31, 2007.

Changes in the carrying amounts of product warranties were as follows:
	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Beginning balance	$ 2,337	$ 2,445
Changes in accruals related to warranties issued in the current period	1,798	1,567
Reductions for costs incurred	(1,691)	(1,665)
Ending balance	$ 2,444	$ 2,347

Note 9.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:
	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Service cost	$ 647	$ 614
Interest cost	1,615	1,575
Expected return on plan assets	(1,760)	(1,533)
Amortization of:
Prior service cost	73	73
Actuarial loss	154	188
Net periodic benefit cost	$ 729	$ 917

For the quarter ended July 31, 2007, $1.2 million in cash contributions were made to the Company's pension defined benefit plans. The Company expects to contribute $6.0 million to these plans in the fiscal year ending April 30, 2008.

Note 10. Income Taxes

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the adoption of FIN 48, the Company recorded a charge of $0.2 million, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of May 1, 2007, the total amount of gross unrecognized tax benefits recorded in the Company's Condensed Consolidated Balance Sheets was $7.0 million, of which $2.9 million, if recognized, would impact the Company's effective tax rate. The Company estimates that the total unrecognized tax benefits will decrease by approximately $0.5 million to

$0.8 million within the next 12 months attributable to the statute of limitation closing on certain foreign transactions. There were no significant changes to these amounts during the fiscal quarter ended July 31, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense. An immaterial amount for the payment of interest and penalties was included in the unrecognized tax benefits recorded as of May 1, 2007 associated with those positions.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and international jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years before April 30, 2002. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years before April 30, 2004.

Note 11. Sale of Assets

On July 27, 2007, the Company sold its rights to the Gerber Coburn Innovations software product to Ocuco, Inc. for $1.0 million. The Company received $0.2 million in cash and $0.6 million in notes receivable. Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company. Included in the consideration received, Ocuco assumed a liability of $0.2 million related to the product. A gain of $1.0 million was recorded in Other income (expense), net on the Company's Condensed Consolidated Statement of Operations for the fiscal quarter ended July 31, 2007. The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Note 12. Borrowings

In May 2007, the Company entered into a third amendment to its credit facility with Citizens Bank of Massachusetts and Sovereign Bank (the "Third Amendment"). The Third Amendment provides for a line of credit available in the form of term loans with a maximum aggregate amount of $10.0 million for permitted acquisitions. Principal amounts outstanding under the Third Amendment are payable in 30 equal installments. The Third Amendment provides that borrowings accrue interest, payable monthly, at an annual rate equal to the specified LIBOR plus 175 basis points or the designated prime rate, at the option of the Company. In addition, a fee of 25 basis points is incurred on the difference between $10.0 million and the average daily principal amount outstanding under the Third Amendment. Term loan borrowings may be made through October 31, 2008 so long as the aggregate amount of outstanding term loans does not exceed $10.0 million. At July 31, 2007, $6.0 million was outstanding under the acquisition line of credit.

The Company was in compliance with its financial covenants as of July 31, 2007; however, the Company did not file its quarterly financial statements or the related compliance certificate within the prescribed time period.  The Company obtained a waiver of this noncompliance from its lenders for this violation that provided the Company with an extended period to file its quarterly financial statements and related compliance certificate.

Note 13. Recently Issued Accounting Standards

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

  future cash flows and uses of cash and debt strategies;

  prospective product developments and business growth opportunities, as well as competitor product developments;

  demand for the Company's products and services;

  the impact of recently enacted and proposed international environmental laws on the Company's revenue;

  methods of and costs associated with potential geographic or market expansion;

  regulatory and market developments and the impact of such developments on future operating results;

  future effective income tax rates;

  the outcome of contingencies;

  the availability and cost of raw materials; and

  pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain risk factors that could cause actual results to differ from expectations are set forth in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007. The Company cannot assure that its financial position, result of operations or cash flows will not be adversely affected by one or more of these factors. The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

OVERVIEW

In the first quarter of fiscal 2008, the Company reported revenue of $153.7 million, an increase of $16.2 million, or 11.8 percent, over the fiscal 2007 first quarter. The favorable effects of foreign currency contributed $6.2 million to this increase. Additionally, the Sign Making and Specialty Graphics segment distributor operations contributed $6.6 million to this increase, the business acquisition of Data Technology, Inc. contributed $3.0 million, key new products contributed approximately $2.8 million and the Company's overall service business reported increased revenue. Revenue and order volume continued to be strong in greater China, with equipment orders for the first quarter of fiscal 2008 increasing by 61.8 percent as compared with the first quarter of fiscal 2007.

The Company acquired Data Technology, Inc. on May 1, 2007. This business acquisition is expected to provide the Company with a broader product offering for the packaging industry. The operating results of this acquisition are reported in the Sign Making and Specialty Graphic's segment from the date of the acquisition. The Company's results for the fiscal quarter ended July 31, 2006 would not have been materially different had the acquisition occurred at May 1, 2006. The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to release Data Technology's products into its international markets. The Company also plans to leverage Data Technology's product portfolio into Sign Making and Specialty Graphics applications. Additionally, opportunities exist for Company's Apparel and Flexible Materials operating segment to leverage Data Technology's product offering and precision cutting technologies for its customers.

Operating profit for the first quarter of fiscal 2008 remained steady with the prior year comparable quarter at $4.4 million, however, the fiscal quarter ended July 31, 2007 included higher severance-related costs of approximately $0.8 million. The Company may continue to incur severance costs throughout fiscal 2008 and also anticipates incurring higher professional fees primarily related to external assistance associated with the adoption of Financial Accounting Standards

Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48").

The Company's Apparel and Flexible Materials segment and the Ophthalmic Lens Processing segment reported a combined increase in operating profits of $2.2 million over the first quarter of fiscal 2007. This increase was primarily attributable to the favorable gross margin contribution of incremental sales of new equipment products and improved service revenue volume. The Sign Making and Specialty Graphics segment reported lower operating profit as compared with the prior year, caused by a decline in equipment volume in the United States coupled with the impact of unfavorable pricing and higher research and development costs associated with investments in the next generation UV inkjet printer. This segment's international distribution operating results included higher aftermarket supplies volume that partially offset the lower domestic operating profit, though these sales were at a lower gross margin contribution rate.

During the first quarter of fiscal 2008, the Company's Ophthalmic Lens Processing operating segment sold its Gerber Coburn Innovations software to a private international company and recognized a $1.0 million gain, which is included in Other income (expense), net. The sale of these assets is not expected to significantly impact this segment's future operating revenue or profitability, and the Company retains the right to distribute the product on a worldwide basis.

The Company entered into an amendment of its existing credit facility to provide for additional borrowing capacity of $10.0 million for acquisitions through term loans. As of July 31, 2007, the Company had $6.0 million outstanding under this arrangement related to the Data Technology, Inc. acquisition. The future interest payments related to this obligation are not expected to be significant.

RESULTS OF OPERATIONS

Revenue
	For the Fiscal Quarters Ended July 31,		Percent Change
In thousands	2007	2006
Revenue	$153,667	$137,488	11.8%

Revenue increased during the first fiscal quarter of 2008 as compared with fiscal 2007 across all operating segments. On a product basis, aftermarket supplies revenue contributed $9.6 million to the overall increase, equipment revenue contributed $4.3 million and service revenue contributed $2.3 million. The favorable effects of foreign currency translation contributed $6.2 million to the overall increase. Though each product line reported increased revenue, the product mix remained steady as compared with the fiscal quarter ended July 31, 2006, with equipment and software revenue contributing 31 percent, aftermarket supplies contributing 57 percent and service revenue contributing 12 percent to total revenue. Excluding the favorable impact of foreign currency translation, the growth within aftermarket supplies revenue was primarily attributable to organic growth from the Sign Making and Specialty Graphics segment's international distribution operations. The increase in equipment revenue, excluding the favorable impact of foreign currency translation, was from higher volume of key new products, primarily within the Apparel and Flexible Materials and Ophthalmic Lens Processing segments, and the incremental revenue from the business acquisition of Data Technology, Inc.

On a geographic basis, the Company's first quarter of fiscal 2008 revenue was higher in Europe and the Rest of World regions and lower in North America as compared with the first quarter of fiscal 2007. The United States dollar continued to weaken against certain currencies, including the euro, pound sterling, Australian dollar and Canadian dollar, during the first quarter of fiscal 2008 as compared with the same prior year period, resulting in favorable foreign currency translation. The increased revenue within Europe was primarily attributable to increased aftermarket supplies revenue from the Company's Sign Making and Specialty Graphics international distribution operations, coupled with the favorable impact of foreign currency translation. The revenue increase in the Rest of World region was derived primarily from the Company's Apparel and Flexible Materials operating segment and was attributable to increased revenue in China and a continued migration of orders to Asia, displacing certain former North American business as the Company's customers continue to shift to lower-cost manufacturing areas. This shift accounted for the decline in North American revenue.

Gross Profit / Margin

	For the Fiscal Quarters Ended July 31,		Percent Change
In thousands	2007	2006
Gross profit	$45,461	$41,705	9.0%
Gross profit margin	29.6%	30.3%

Gross profit increased for the fiscal quarter ended July 31, 2007 by $3.8 million as compared with the quarter ended July 31, 2006. The favorable impact of foreign currency translation contributed approximately $1.4 million to this improvement. Sales volume contributed $1.5 million of the total increase. The remaining increase resulted primarily from the acquisition of Data Technology, Inc. and net favorable pricing impacts. Gross profit margin for the fiscal quarter ended July 31, 2007 declined by 0.7 percentage points from the same prior year period. This decline was primarily caused by a higher contribution of revenue from the Company's Spandex business unit, which is an international distribution business and realizes lower gross margins than the Company's manufacturing businesses, as well as lower gross profit margins from the Company's acquired Data Technology operations during the first quarter of fiscal 2008. The lower gross profit margins from Data Technology were primarily attributable to purchase accounting methodologies of valuing acquired inventory at fair value, rather than at cost. The Company's manufacturing businesses reported a steady gross profit margin as compared with the fiscal quarter ended July 31, 2006.

The Company continues to focus on the implementation of lean manufacturing initiatives, which began in fiscal 2007. These initiatives involve programs focusing on improving the Company's profit margins, enhancing the quality of the Company's product offerings, increasing the availability of aftermarket parts and supplies, and strengthening manufacturing policies and procedures. The Company's manufacturing businesses gross profit margins have started to benefit from the application of lean manufacturing principles. This improvement, however, was offset by the business mix of increased distribution sales, which are at substantially lower gross profit margins. Additionally, the Company continues to investigate low-cost sourcing of key parts and components of new equipment products. The Company anticipates that all of these programs will contribute to enhanced profitability.

Selling, General and Administrative Expenses
	For the Fiscal Quarters Ended July 31,		Percent Change
In thousands	2007	2006
Selling, general and administrative expenses	$34,623	$31,363	10.4%
Percentage of revenue	22.5%	22.8%

Selling, general and administrative expenses ("SG&A") increased by $3.3 million during the first quarter of fiscal 2008 as compared with the same prior year period, however, these expenses continued to remain steady as a percentage of revenue. Foreign currency translation unfavorably impacted SG&A by approximately $1.1 million. Sales and marketing costs increased by $2.5 million, including the effects of foreign currency translation, to support new products, including costs associated with trade show participation that have increased from the prior year. Severance costs increased by $0.8 million in the first quarter of fiscal 2008 as compared with the same fiscal 2007 period. The Company may continue to incur severance costs throughout the remainder of fiscal 2008 as it continues to examine its international operating structure. Additionally, the Company may incur higher professional fees primarily related to external assistance associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). Offsetting these increased costs, the Company incurred lower combined incentive compensation expense and lower pension expense of $0.4 million. Incentive compensation expense and pension expense are expected to continue at lower levels for the remainder of fiscal 2008. The lower incentive compensation expense resulted from incentive compensation plan design changes, adopted beginning in the fiscal year ending April 30, 2008, that limit participation in the plan.

Research and Development
	For the Fiscal Quarters Ended July 31,		Percent Change
In thousands	2007	2006
Research and development	$6,465	$5,968	8.3%
Percentage of revenue	4.2%	4.3%

The overall increase in research and development expenses was primarily related to additional investment in activities associated with the Company's next generation UV inkjet printer currently under development.

Other Income (Expense), net

	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Other income (expense), net	$725	$(159)

Other income (expense), net primarily includes bank fees and foreign currency exchange gains and losses. In the first quarter of fiscal 2008, other income (expense), net included a $1.0 million gain on the sale of certain assets in the Ophthalmic Lens Processing segment.

Interest Expense
	For the Fiscal Quarters Ended July 31,		Percent Change
In thousands	2007	2006
Interest expense	$989	$777	27.3%
Weighted-average credit facility interest rates	9.5%	9.0%

The increase in interest expense of $0.2 million was primarily attributable to higher average credit facility balances in the first quarter of fiscal 2008 as compared with the first quarter of fiscal 2007. Included in interest expense in the fiscal quarter ended July 31, 2007 is $0.1 million of interest attributable to new term loan debt entered into in conjunction with the Company's acquisition of Data Technology, Inc. in May 2007. The Company's interest rates under its primary credit facility are dependent upon market rates.

Income Tax Expense

The Company's effective tax rate was 31.0 percent for the fiscal quarter ended July 31, 2007 and 41.1 percent for the fiscal quarter ended July 31, 2006. The Company's effective tax rate was lower than the statutory rate of 35.0 percent for the quarter ended July 31, 2007, primarily attributable to benefits recognized during the quarter related to foreign tax credits. The Company's effective tax rate was greater than the statutory rate of 35.0 percent for the quarter ended July 31, 2006, primarily as a result of losses in certain foreign jurisdictions where the Company was not able to record a tax benefit and a change in the law phasing out benefits related to export tax incentives.

SEGMENT REVIEW

The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries. The Company conducts business through three principal operating segments. These operating segments and the principal businesses within those segments are as follows:
Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended July 31,
	2007			2006
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$25,194	$60,751	$85,945	$23,137	$50,022	$73,159
Operating profit	$ (144)	$ 1,718	$ 1,574	$ 1,706	$ 1,532	$ 3,238

Segment revenue increased $12.8 million, or 17.5 percent, from the prior year comparable quarter. Foreign currency translation contributed $4.5 million to the overall increase in segment revenue for the quarter. The remaining increase was driven by higher aftermarket supplies volume, primarily within Spandex.

On a business unit basis, excluding the favorable impact of foreign currency, GSP revenue increased $1.7 million and Spandex revenue increased $6.6 million. GSP's revenue increased primarily from the acquisition of Data Technology, Inc. in May 2007, which provided $3.0 million of revenue to the first quarter of fiscal 2008. Lower North American equipment volume from inkjet printers partially offset the increased revenue from the Data Technology acquisition. Spandex's revenue increase was volume driven and primarily attributable to growth in sales of aftermarket supplies, particularly within the United Kingdom, Australia, Spain and Germany. Spandex opened an office in Poland during the second half of fiscal 2007 that contributed $0.6 million to revenue in the first quarter of fiscal 2008.

Segment operating profit decreased $1.7 million in the first quarter of fiscal 2008 as compared with the same quarter in the prior year. This decline was primarily from the GSP business unit and was attributable to lower volume and higher research and development costs. The higher research and development expenses were related to additional investment in activities associated with the next generation UV inkjet printer currently under development. Spandex achieved improved operating profit of $0.2 million related to the margin contribution from increased volume, which was partially offset by increased selling and marketing costs.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Revenue	$49,479	$46,543
Segment operating profit	$ 7,053	$ 5,967

Segment revenue for the first quarter of fiscal 2008 increased $2.9 million, or 6.3 percent, from the prior year comparable quarter. Foreign currency translation contributed $1.2 million to the overall increase in segment revenue for the quarter. The higher revenue was primarily attributable to increased sales volume of key new products, including the XLS 50 spreading system and the XLC 7000 cutting system, as well as increased service volume.

Segment operating profit for the first quarter of fiscal 2008 was $1.1 million higher than in the same quarter in the prior year. The improved performance was attributable to the margin impact from increased sales volume, which was partially offset by higher selling and marketing costs.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Revenue	$18,308	$17,786
Segment operating profit	$ 1,379	$ 260

Segment revenue for the first quarter of fiscal 2008 increased $0.5 million, or 2.9 percent, from the prior year comparable quarter. Foreign currency translation contributed $0.4 million to the overall increase in segment revenue for the quarter. The remaining increase in revenue was primarily driven by higher aftermarket parts volume.

Segment operating profit increased by $1.1 million in the first quarter of fiscal 2008 as compared with the same period in fiscal 2007. This improvement was from the positive gross margin impact of a favorable systems and software product mix, increased selling prices, lower return rates and favorable manufacturing costs, including lower raw material and freight costs. This is the second consecutive quarter in which the Ophthalmic Lens Processing segment has reported operating profit in excess of $1.0 million. This segment has significantly improved its operating performance over the past few years primarily as a result of leveraging of the Company's shared services operations and the implementation of certain lean manufacturing principles.

Corporate Expenses
	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Operating expenses	$5,605	$5,091

Corporate operating expenses were $0.5 million higher in first quarter of fiscal 2008 than in the same period in the prior year. Contributing to this increase were higher severance costs of $0.8 million, partially offset by lower pension costs of $0.2 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short and long-term, will be to fund operating and capital expenditures, product development, acquisitions, expansion in China, pension plan contributions and debt service obligations. The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to the Company's availability of funds.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements. As of July 31, 2007, the Company had $14.6 million available for borrowing under its revolving credit facility based on its borrowing base.

The following table provides information about the Company's capitalization as of the dates indicated:
In thousands except ratio amounts	July 31, 2007	April 30, 2007
Cash and cash equivalents	$ 17,862	$ 8,052
Working capital	$ 91,729	$ 81,125
Total debt	$ 44,574	$ 33,376
Net debt (total debt less cash and cash equivalents)	$ 26,712	$ 25,324
Shareholders' equity	$150,142	$144,481
Total capital (net debt plus shareholders' equity)	$176,854	$169,805
Current ratio	1.78:1	1.71:1
Net debt-to-total capital ratio	15.1%	14.9%

Cash Flows

The following table provides information about the Company's cash flows as of the dates indicated:

	For the Fiscal Quarters Ended July 31,
In thousands	2007	2006
Cash flows provided by (used for) operating activities	$ 4,453	$(9,378)
Cash flows used for investing activities	$(5,601)	$ (806)
Cash flows provided by financing activities	$12,253	$ 4,318

Cash provided by operating activities improved $13.8 million in the first quarter of fiscal 2008 as compared with the same period of fiscal 2007. The generation of $4.5 million of cash in the first quarter of fiscal 2008 primarily resulted from operating earnings and strong accounts receivable collections from year-end shipments, the effects of which were primarily offset by an increase in inventories from April 30, 2007. For the fiscal quarter ended July 31, 2006, the use of cash for operations was attributable to an increase in inventory balances and the timing of payments that decreased accounts payable and other accrued liabilities from April 30, 2006. The inventory increase in the first quarter of the Company's fiscal year is typically attributable to restoration of inventory after high fourth quarter shipments. The inventory increase in the first quarter of fiscal 2008 also reflected the acquisition of Data Technology and anticipated levels required to meet expected sales volume.

Cash flows used for investing activities increased $4.8 million as compared with the same period of fiscal 2007. The use of cash of $5.6 million in the first quarter of fiscal 2008 was primarily attributable to the Data Technology acquisition, pursuant to which the Company paid $5.2 million in May 2007 to acquire the net assets that included $0.5 million of cash. The Company also invested $1.1 million in capital additions. Capital expenditures are expected to be approximately $6.0 million to $9.0 million in fiscal 2008 and include costs to implement a Customer Relationship Management software tool. The investment in this software is expected to enhance the Company's ability to capture, store and analyze customer information. Offsetting these cash outflows, the Company realized $0.2 million in proceeds from the sale of certain assets within the Ophthalmic Lens Processing segment during the first quarter of fiscal 2008. In the first quarter of fiscal 2007, the Company invested $0.7 million in capital expenditures.

Borrowings from the Company's credit facility as well as stock option exercises are the primary drivers of cash flows provided by financing activities. The Company's cash provided by financing activities increased $7.9 million as compared with the same period in fiscal 2007. Debt increased at July 31, 2007 from April 30, 2007 by $11.1 million and the Company realized $1.1 million in cash from stock option exercises during the first quarter of fiscal 2008. The debt increase included a new term loan borrowing of $6.2 million associated with the Company's acquisition of Data Technology and the subsequent payment of the acquired debt. In the first quarter of fiscal 2007, the Company borrowed an additional $3.3 million from April 30, 2006 to fund operations and realized $0.8 million in cash from stock option exercises.

Financial Condition

At July 31, 2007, the United States dollar weakened against the euro, the pound sterling, the Canadian and the Australian dollar as compared with April 30, 2007. The net impact of these currency movements resulted in higher translated euro, pound sterling, Canadian and Australian dollar-denominated assets and liabilities compared with balances as of April 30, 2007. The most significant portion of the Company's international assets and liabilities are denominated in the euro.

Net accounts receivable decreased to $100.3 million as of July 31, 2007 from $106.4 million as of April 30, 2007. This decrease was primarily attributable to the timing of collection of accounts receivable related to fiscal 2007 fourth quarter shipments, which was partially offset by the effect of foreign currency translation and receivables acquired from the acquisition of Data Technology, Inc. Days sales outstanding in ending accounts receivable were 59 days as of July 31, 2007 as compared with 62 days as of April 30, 2007.

Inventories increased to $73.9 million as of July 31, 2007 from $65.3 million as of April 30, 2007. The inventory increase was primarily caused by the Data Technology, Inc. acquisition in May 2007, growth in the Sign Making and Specialty Graphics and Apparel and Flexible Materials segments inventories in anticipation of certain future orders and the effect of foreign currency translation. The Company's order backlog increased to $48.8 million at July 31, 2007 as compared with $47.4 million at April 30, 2007. The increase was primarily attributable to the acquired Data Technology, Inc. backlog. The Company is in the process of implementing lean manufacturing principles to enhance the management of inventory levels. Inventory turnover decreased to 6.2 times annually as of July 31, 2007 from 6.7 times annually as of April 30, 2007.

Accounts payable and other accrued liabilities, excluding the current portion of long-term debt, increased to $113.8 million as of July 31, 2007 from $112.0 million as of April 30, 2007, primarily due to the timing of payments to the Company's vendors and increased professional fee accruals. Days purchases outstanding in accounts payable decreased to 42 days as of July 31, 2007 from 41 days as of April 30, 2007.

Long-term Debt

The Company's primary source of debt is a $50.0 million asset-based revolving line of credit with a group of banking institutions, which matures in November 2008. The Company also has two term loans that are payable in monthly installments through fiscal 2010. One of these term loans was entered into during May 2007 through a third amendment to the Company's credit facility. This amendment provides for available borrowings in the form of term loans with a maximum aggregate amount of $10.0 million for permitted acquisitions. Term loan borrowings may be made through October 31, 2008 so long as the aggregate principal amount of outstanding term loans does not exceed $10.0 million.

The Company's future compliance with its covenants will depend primarily on its success in growing the business and generating operating cash flows. Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors. Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders. The Company was in compliance with its financial covenants as of July 31, 2007; however, the Company did not file its quarterly financial statements or the related compliance certificate within the prescribed time period.  The Company obtained a waiver from its lenders for this violation allowing for an extended period to file its quarterly financial statements and related compliance certificate.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

The Company's qualified and non-qualified pension funding estimate expected for fiscal 2008 increased from $4.4 million as reported in the Annual Report on Form 10-K for the year ended April 30, 2007 to $6.0 million. There were no other material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2007.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007. There were no significant changes to the Company's critical accounting estimates during the quarter ended July 31, 2007 from those previously disclosed in the Company's Annual Report on Form 10-K, other than the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As discussed in Notes 1 and 10 of the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q, the Company adopted FIN 48 on May 1, 2007.

Update to Income Taxes critical accounting estimate from the Company's Annual Report on Form 10-K for the year ended April 30, 2007:

In the ordinary course of business there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first quarter of fiscal 2008 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer, who is the Company's principal executive officer and is currently performing the functions of the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2007. Based upon that evaluation, the Company's Chief Executive Officer concluded that the disclosure controls and procedures were effective as of July 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A. RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the first quarter of fiscal 2008 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, readers are referred to the Company's filings with the Securities and Exchange Commission, including but not limited to, the information included in Gerber Scientific's Annual Report on Form 10-K for the fiscal year ended April 30, 2007 under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Concerning Factors that May Influence Future Results" and within this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  The following table provides information about the Company's purchases of its common stock during the quarter ended July 31, 2007:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1, 2007 - May 31, 2007	---	---	Not applicable	Not applicable
June 1, 2007 - June 30, 2007	---	---	Not applicable	Not applicable
July 1, 2007 - July 31, 2007 (1)	806	$11.62	Not applicable	Not applicable
	806	$11.62	Not applicable	Not applicable

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS
Exhibit Number	Description

10.1	Separation Agreement Between Gerber Scientific, Inc. and Bernard J. Demko, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GERBER SCIENTIFIC, INC.
October 31, 2007	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)

GERBER SCIENTIFIC, INC.

Exhibit Index

Exhibit Number	Description

10.1	Separation Agreement Between Gerber Scientific, Inc. and Bernard J. Demko, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.