Form 10-Q
period 2007-10-31
GERBER SCIENTIFIC INC
filed 2007-12-07
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
23,447,942 shares of common stock of the registrant were outstanding as of November 30, 2007 exclusive of treasury shares.

	GERBER SCIENTIFIC, INC. Index to Quarterly Report on Form 10-Q Fiscal Quarter Ended October 31, 2007
PART I		PAGE

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3-4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7-12
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II

Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23-24
Item 6.	Exhibits	24

Signature		25
Exhibit Index		26

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Fiscal Quarters Ended October 31,
In thousands except per share data	2007	2006
Revenue:
Product sales	$142,095	$128,423
Service sales	18,621	16,626
	160,716	145,049
Costs and Expenses:
Cost of products sold	102,217	91,272
Cost of services sold	12,103	10,145
Selling, general and administrative expenses	34,658	30,990
Research and development	6,552	6,175
	155,530	138,582

Operating income	5,186	6,467

Other income (expense), net	(386)	279
Interest expense	(1,083)	(971)

Income before income taxes	3,717	5,775
Income tax expense	1,216	2,086
Net income	$ 2,501	$ 3,689

Earnings per share of common stock:
Basic	$ 0.11	$ 0.16
Diluted	$ 0.11	$ 0.16

Weighted average shares outstanding:
Basic	23,329	22,854
Diluted	23,638	23,343

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended October 31,
In thousands except per share data	2007	2006
Revenue:
Product sales	$277,385	$249,835
Service sales	36,998	32,702
	314,383	282,537
Costs and Expenses:
Cost of products sold	198,874	177,520
Cost of services sold	23,652	19,680
Selling, general and administrative expenses	69,281	62,353
Research and development	13,017	12,143
	304,824	271,696

Operating income	9,559	10,841

Other income (expense), net	339	120
Interest expense	(2,072)	(1,748)

Income before income taxes	7,826	9,213
Income tax expense	2,488	3,500
Net income	$ 5,338	$ 5,713

Earnings per share of common stock:
Basic	$ 0.23	$ 0.25
Diluted	$ 0.23	$ 0.25

Weighted average shares outstanding:
Basic	23,257	22,737
Diluted	23,594	23,183

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	October 31,	April 30,
In thousands	2007	2007
Assets:
Current Assets:
Cash and cash equivalents	$ 14,357	$ 8,052
Accounts receivable, net	106,879	106,421
Inventories	77,368	65,299
Deferred tax assets	9,183	8,969
Prepaid expenses and other current assets	7,836	6,137
Total current assets	215,623	194,878
Property, plant and equipment, net	38,299	36,982
Goodwill	62,090	54,825
Deferred tax assets	37,187	34,893
Other assets	14,889	14,384
Total assets	$368,088	$335,962

Liabilities and Shareholders' Equity:
Current Liabilities:
Current portion of long-term debt	$ 2,698	$ 1,773
Accounts payable	45,980	48,772
Accrued compensation and benefits	20,450	21,615
Other accrued liabilities	27,673	25,585
Deferred revenue	14,983	16,008
Total current liabilities	111,784	113,753
Long-term debt	45,826	31,603
Accrued pension benefit liability	26,744	28,789
Other long-term liabilities	23,200	17,336

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	240	238
Paid-in capital	74,366	72,612
Retained earnings	88,415	83,290
Treasury stock	(12,457)	(12,814)
Accumulated other comprehensive income	9,970	1,155
Total shareholders' equity	160,534	144,481
Total liabilities and shareholders' equity	$368,088	$335,962

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended October 31,
In thousands	2007	2006
Cash flows from operating activities:
Net income	$ 5,338	$ 5,713
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	4,708	4,209
Deferred income taxes	1,255	448
Stock-based compensation	569	611
Gain on sale of assets	(950)	---
Other noncash items	960	617
Changes in operating accounts, net of acquisitions:
Accounts receivable	5,174	(8,224)
Inventories	(6,776)	(4,929)
Prepaid expenses and other assets	(536)	441
Accounts payable and other accrued liabilities	(8,821)	(4,446)
Accrued compensation and benefits	(2,116)	(3,232)
Net cash used for operating activities	(1,195)	(8,792)
Cash flows from investing activities:
Capital expenditures	(3,849)	(1,533)
Proceeds from sale of assets	150	---
Proceeds from sale of available for sale investments	346	365
Purchases of available for sale investments	(201)	(163)
Acquisitions, net	(4,650)	---
Acquisition of intangible assets	(251)	(338)
Net cash used for investing activities	(8,455)	(1,669)
Cash flows from financing activities:
Debt repayments	(162,524)	(139,179)
Debt proceeds	177,666	142,840
Excess tax benefits from stock-based compensation	---	902
Common stock issued	1,348	2,677
Net cash provided by financing activities	16,490	7,240
Effect of exchange rate changes on cash	(535)	(612)
Increase (Decrease) in cash and cash equivalents	6,305	(3,833)
Cash and cash equivalents at beginning of period	8,052	14,145
Cash and cash equivalents at end of period	$ 14,357	$ 10,312

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of April 30, 2007 has been derived from the audited consolidated financial statements. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2007, except for the Company's adoption of the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), on May 1, 2007. See Note 10.

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

Note 2.  Inventories

Inventories, net of reserves, were as follows:
	October 31,	April 30,
In thousands	2007	2007
Raw materials and purchased parts	$58,869	$49,822
Work in process	3,116	2,134
Finished goods	15,383	13,343
Total inventories	$77,368	$65,299

Note 3.   Restructuring

The Company has a restructuring accrual related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004. During the six months ended October 31, 2007, $0.1 million of cash payments reduced the accrual to an ending balance of $1.0 million. The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 4.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:
	October 31, 2007		April 30, 2007
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,099	$2,908	$7,233	$2,916
Other	686	345	694	304
Total amortized intangible assets	$7,785	$3,253	$7,927	$3,220

Intangible asset amortization expense was $0.2 million and $0.3 million, respectively, for the quarter and six months ended October 31, 2007 and 2006. It is estimated that such expense will be $0.7 million for the fiscal year ending April 30, 2008, $0.6 million for the fiscal year ending April 30, 2009 and $0.4 million annually for fiscal years ending April 30, 2010 through 2013.

In May 2007, the Company acquired for cash the stock of Data Technology, Inc. ("Data Technology"), a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries, located in Massachusetts. The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to release Data Technology's products into its international markets. The Company also plans to leverage Data Technology's product portfolio into Sign Making and Specialty Graphics applications. Additionally, opportunities exist for the Company's Apparel and Flexible Materials operating segment to leverage Data Technology's product offering and precision cutting technologies for its customers. Under the terms of the stock purchase agreement, the purchase price was $6.2 million, of which the Company paid $5.2 million in cash to the stockholders of Data Technology and expects to pay approximately $1.0 million under the terms of the stockholder agreement as contingent consideration in May 2009. Additionally, the Company may pay further contingent cash consideration as payments become due through May 2010 related to certain earn-out provisions based upon operating profit objectives contained in the agreement. In May 2007, the Company entered into a new borrowing facilitated by an amendment to its existing credit facility to fund this acquisition and repay Data Technology's pre-existing debt. See Note 12. The operating results of this business are included within the Sign Making and Specialty Graphic's segment in the Company's condensed consolidated financial statements from the effective date of the acquisition on May 1, 2007.

The assets and liabilities of Data Technology were recorded at fair value on the date of acquisition under the purchase method of accounting. The Company determined the intangible asset fair value of the acquired order backlog through the use of a valuation model. The unallocated purchase price was recorded as goodwill of the Sign Making and Specialty Graphics operating segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs, and related deferred income taxes as of the acquisition date:
In thousands	May 1, 2007
Assets acquired:
Cash and cash equivalents	$ 500
Accounts receivable	701
Inventories	2,106
Prepaid expenses and other current assets	71
Property, plant and equipment	450
Goodwill	5,862
Other assets	68
Total assets acquired	9,758

Liabilities assumed:
Accounts payable	1,447
Accrued compensation and benefits	139
Other accrued liabilities	749
Deferred revenue	1,038
Deferred income taxes	223
Long-term debt	1,012
Total liabilities assumed	4,608
Net assets acquired	$5,150

The Company believes that its results of operations for the fiscal quarter and six months ended October 31, 2006 would not have been materially different had the acquisition occurred at May 1, 2006.

There were no impairments or dispositions of goodwill during the six months ended October 31, 2007 or 2006.

Balances and changes in the carrying amount of goodwill for the six months ended October 31, 2007 were as follows:
In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2007	$23,923	$13,906	$16,996	$54,825
Business acquisition	5,862	---	---	5,862
Effects of currency translation	1,324	79	---	1,403
Balance as of October 31, 2007	$31,109	$13,985	$16,996	$62,090

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing. The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units. The results of Data Technology, acquired during May 2007, are included within Gerber Scientific Products' results. See Note 4.

The following table presents revenue and operating income by reportable segment.

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 27,081	$ 23,298	$ 52,275	$ 46,435
Spandex	64,103	52,283	124,854	102,305
Sign Making and Specialty Graphics	91,184	75,581	177,129	148,740
Apparel and Flexible Materials	51,440	49,038	100,919	95,581
Ophthalmic Lens Processing	18,521	20,430	36,829	38,216
Intersegment revenue eliminations	(429)	---	(494)	---
Consolidated revenue	$160,716	$145,049	$314,383	$282,537

Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 771	$ 1,557	$ 627	$ 3,263
Spandex	2,303	1,717	4,021	3,249
Sign Making and Specialty Graphics	3,074	3,274	4,648	6,512
Apparel and Flexible Materials	6,431	7,008	13,484	12,975
Ophthalmic Lens Processing	1,050	381	2,429	641
Intersegment operating profit eliminations	(168)	---	(196)	---
Segment operating income	10,387	10,663	20,365	20,128
Corporate operating expenses	(5,201)	(4,196)	(10,806)	(9,287)
Total operating income	$ 5,186	$ 6,467	$ 9,559	$ 10,841

Note 6.   Comprehensive Income

The Company's total comprehensive income was as follows:
	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Net income	$2,501	$3,689	$ 5,338	$5,713
Other comprehensive income:
Foreign currency translation adjustments	7,086	597	8,539	1,427
Defined benefit pension plans activity, net of tax	143	---	285	---
Unrealized investment income (loss), net of tax	56	148	(9)	105
Total comprehensive income	$9,786	$4,434	$14,153	$7,245

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

The following tables set forth the computation of basic and diluted net earnings per common share:

	For the Fiscal Quarters Ended October 31,
	2007			2006
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$2,501	23,329	$0.11	$3,689	22,854	$0.16
Effect of dilutive options and awards	---	309	---	---	489	---
Diluted earnings per share	$2,501	23,638	$0.11	$3,689	23,343	$0.16

	For the Six Months Ended October 31,
	2007			2006
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$5,338	23,257	$0.23	$5,713	22,737	$0.25
Effect of dilutive options and awards	---	337	---	---	446	---
Diluted earnings per share	$5,338	23,594	$0.23	$5,713	23,183	$0.25

Note 8.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding during the fiscal quarter or six months ended October 31, 2007.

Changes in the carrying amounts of product warranties were as follows:
	For the Six Months Ended October 31,
In thousands	2007	2006
Beginning balance	$ 2,337	$ 2,445
Changes in accruals related to warranties issued in the current period	2,952	2,453
Reductions for costs incurred	(2,776)	(2,627)
Ending balance	$ 2,513	$ 2,271

Note 9.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:
	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Service cost	$ 647	$ 614	$ 1,294	$ 1,228
Interest cost	1,615	1,576	3,230	3,151
Expected return on plan assets	(1,760)	(1,533)	(3,520)	(3,066)
Amortization of:
Prior service cost	73	73	146	146
Actuarial loss	154	188	308	376
Net periodic benefit cost	$ 729	$ 918	$ 1,458	$ 1,835

Cash contributions of $1.9 million and $3.0 million were made to the Company's pension defined benefit plans for the fiscal quarter and six months ended October 31, 2007, respectively. The Company expects to contribute $6.0 million to these plans in the fiscal year ending April 30, 2008.

Note 10. Income Taxes

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the implementation of FIN 48, the Company recorded a charge of $0.2 million, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of May 1, 2007, the total amount of gross unrecognized tax benefits recorded in the Company's Condensed Consolidated Balance Sheets was $7.0 million, of which $2.9 million, if recognized, would impact the Company's effective tax rate. The Company estimates that the total unrecognized tax benefits will decrease by approximately $0.5 million to $0.8 million within the next 12 months as a result of the statute of limitations closing on certain foreign transactions. There have been no significant changes to these amounts during the six months ended October 31, 2007.

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

Note 11. Sale of Assets

On July 27, 2007, the Company sold its rights to the Gerber Coburn Innovations software product to Ocuco, Inc. for $1.0 million. The Company received $0.2 million in cash and $0.6 million in notes receivable. Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company. Included in the consideration received, Ocuco assumed a liability of $0.2 million related to the product. A gain of $1.0 million was recorded in Other income (expense), net on the Company's Condensed Consolidated Statement of Operations for the six months ended October 31, 2007. The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Note 12. Borrowings

In November 2007, the Company extended its revolving credit facility maturity date with Citizens Bank of Massachusetts and Sovereign Bank (collectively, its "Lenders") to November 1, 2008.

The Company was in compliance with its financial covenants as of July 31, 2007; however, the Company did not file its quarterly financial statements or the related compliance certificate within the prescribed time period for the first quarter of fiscal 2008. The Company obtained a waiver of this noncompliance from its Lenders for this violation that provided the Company with an extended period to file its quarterly financial statements and related compliance certificate and completed its filing during the extension period. The Company was in compliance with its financial covenants as of October 31, 2007.

In May 2007, the Company entered into a third amendment to its credit facility with its Lenders (the "Third Amendment"). The Third Amendment provides for a line of credit available in the form of term loans with a maximum aggregate amount of $10.0 million for permitted acquisitions. Principal amounts outstanding under the Third Amendment are payable in 30 equal installments. The Third Amendment provides that borrowings accrue interest, payable monthly, at an annual rate equal to the specified LIBOR plus 175 basis points or the designated prime rate, at the option of the Company. In addition, a fee of 25 basis points is incurred on the difference between $10.0 million and the average daily principal amount outstanding under the Third Amendment. Term loan borrowings may be made through October 31, 2008 so long as the aggregate amount of outstanding term loans does not exceed $10.0 million. As of October 31, 2007, $5.3 million was outstanding under the acquisition line of credit.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements that involve risks and uncertainties. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable. Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

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

OVERVIEW

The Company reported increased revenue of $15.7 million and $31.8 million for the fiscal quarter and six months ended October 31, 2007, respectively, as compared with the same prior year periods. The increased revenue for these periods resulted from the favorable impact of foreign currency translation of $8.4 million and $14.6 million for the fiscal quarter and six months ended October 31, 2007, respectively, revenue from key new products, the impact of geographic and organic growth, and the Company's service business. Additionally, the Data Technology acquisition in May 2007 contributed incremental revenue of $3.2 million and $6.3 million for the fiscal quarter and six months ended October 31, 2007, respectively.

The Company's primary sources of revenue are from the initial sale of equipment and software and subsequent sales of aftermarket materials and services. Ongoing research and development activities enable the Company to focus on revenue growth through new product introductions. For the fiscal quarter and six months ended October 31, 2007, key new products revenue was $8.7 million and $16.6 million, respectively. This represented an increase in key new products revenue of $2.2 million and $5.2 million, respectively, as compared with the same periods of the prior year. Those increases were primarily driven by sales of the XLc7000 multi-ply GERBERcutter® in the Apparel and Flexible Materials segment and the DTL lens generator in the Ophthalmic Lens Processing segment. Within the Sign Making and Specialty Graphics segment, new product revenue from the Solara UV2 has declined as compared with the fiscal quarter and six months ended October 31, 2006, as anticipated by the Company. The Company is preparing to launch the Gerber Solara ion™, a wide-format UV inkjet printer, in the fourth quarter of fiscal 2008 and recent trade show introductions of the Solara ion have already generated a substantial number of advance orders.

In addition, the Ophthalmic Lens Processing segment recently announced the introduction of two new products that form the basis of the Advanced Lens Processing System ("ALPS") with free-form capability. ALPS is considered to be a significant milestone for the Ophthalmic Lens Processing segment and is expected to be a strong driver of future growth for this segment.

The Company continues to take actions to expand geographically, both into new markets and existing markets. China remains the most dynamic growth market for the Apparel and Flexible Materials segment. Total revenue within greater China reached $8.6 million and $16.5 million for the fiscal quarter and six months ended October 31, 2007, respectively, and represented the highest quarterly revenue ever in China. The Apparel and Flexible Materials segment revenue in China was $8.2 million and included increased sales of the XLc7000 multi-ply GERBERcutter® and the GERBERspreader XLs50.

Revenue growth is also expected from incremental bolt-on acquisitions. The Company acquired Data Technology, Inc. ("Data Technology") on May 1, 2007. The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to release Data Technology's products into its international markets. The Company also plans to leverage Data Technology's product portfolio into sign making and specialty graphics applications. Additionally, opportunities exist for the Company's Apparel and Flexible Materials operating segment to leverage Data Technology's product offering and precision cutting technologies for its customers. The operating results of this acquisition are reported in the Sign Making and Specialty Graphics segment from the date of the acquisition.

Operating income decreased $1.3 million for both the second quarter of fiscal 2008 and the six months ended October 31, 2007 as compared with the same periods in the prior year. The Company incurred $1.0 million of professional fees related to external assistance associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and higher selling and marketing costs that adversely impacted operating income in the fiscal quarter and six months ended October 31, 2007. The higher selling and marketing costs include strategic investments related to new product marketing efforts. These strategic investment efforts are anticipated to result in higher selling and marketing costs for the remainder of fiscal 2008 as compared with the prior fiscal year.

In July 2007, the Company's Ophthalmic Lens Processing segment sold its Gerber Coburn Innovations software to a private international company and recognized a $1.0 million gain, which is included in Other income (expense), net for the six months ended October 31, 2007. The sale of these assets is not expected to significantly impact this segment's ongoing revenue or profitability, and the Company retains the right to distribute the product on a worldwide basis.

RESULTS OF OPERATIONS

Revenue
	For the Fiscal Quarters Ended October 31,		Percent	For the Six Months Ended October 31,		Percent
In thousands	2007	2006	Change	2007	2006	Change
Revenue	$160,716	$145,049	10.8%	$314,383	$282,537	11.3%

The Company's increased revenue for both the fiscal quarter and six months ended October 31, 2007, as compared with the prior year, included $8.4 million and $14.6 million, respectively, of favorable foreign currency translation effects. On a product basis, aftermarket supplies revenue contributed $10.5 million, equipment revenue contributed $3.2 million and service revenue contributed $2.0 million to the total increase for the fiscal quarter ended October 31, 2007. For the six months ended October 31, 2007, aftermarket supplies revenue contributed $20.0 million, equipment revenue contributed $7.5 million and service revenue contributed $4.3 million to the total increase. Excluding the favorable impact of foreign currency translation, the growth within aftermarket supplies revenue was primarily attributable to organic growth from the Sign Making and Specialty Graphics segment's international distribution operations. The increase in equipment revenue was from higher volume of key new products, primarily within the Apparel and Flexible Materials segment, and incremental revenue from the business acquisition of Data Technology.

The Company's product mix remained relatively consistent with prior year periods, as illustrated by the table below:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
	2007	2006	2007	2006
Equipment and software revenue	32%	33%	31%	32%
Aftermarket supplies revenue	57%	56%	57%	56%
Service revenue	11%	11%	12%	12%

International markets continue to be significant to the Company's revenue. The Company generates approximately 75 percent of its revenue annually from sales to non-U.S. markets. Revenue mix by geographic region for the fiscal quarter and six months ended October 31, 2007 was lower in North America, higher in Europe and relatively unchanged in the Rest of World region as compared with the same periods in fiscal 2007. The shift towards Europe primarily reflected the higher contribution from Spandex during second quarter and first six months of fiscal 2008, as well as the favorable impact of foreign currency translation. Although the Rest of World region revenue remained steady, revenue in greater China reached $8.6 million and $16.5 million for the second quarter and six months ended October 31, 2007, respectively. Revenue in China for the second quarter of fiscal 2008 represented the highest quarterly revenue ever and was primarily driven by the Apparel and Flexible Materials segment.

Gross Profit / Margin

	For the Fiscal Quarters Ended October 31,		Percent	For the Six Months Ended October 31,		Percent
In thousands	2007	2006	Change	2007	2006	Change
Gross profit	$46,396	$43,632	6.3%	$91,857	$85,337	7.6%
Gross profit margin	28.9%	30.1%		29.2%	30.2%

Gross profit increased in the fiscal quarter and six months ended October 31, 2007 by $2.8 million and $6.5 million, respectively, as compared with prior year similar periods. Favorable foreign currency translation from international operations of $2.0 million contributed significantly to the gross profit increase in second quarter of fiscal 2008 as compared with the prior year. The remaining increase for the second quarter of fiscal 2008 was primarily from increased volume, which provided $0.8 million incremental gross profit, and contribution from the Data Technology acquired business. These increases were partially offset by unfavorable net pricing and product mix of $0.7 million as compared with the prior year.

Favorable foreign currency translation contributed $3.4 million to the gross profit increase for the six months ended October 31, 2007 as compared with the prior year. The remaining increase for the fiscal 2008 year-to-date period was primarily from increased volume, which provided $2.3 million of incremental gross profit, and contribution from the Data Technology acquired business. These increases were partially offset by unfavorable net pricing and product mix of approximately $0.6 million.

The Company's gross profit margin declined 1.2 percentage points and 1.0 percentage points for the fiscal quarter and six months ended October 31, 2007, respectively, as compared with the fiscal quarter and six months ended October 31, 2006. The lower gross profit margins were primarily attributable to a higher contribution of revenue from the Company's Spandex business unit, which is an international distribution business and realizes lower gross margins than the Company's manufacturing businesses. The Company's manufacturing businesses reported a slight increase in gross profit margin as compared with the prior year.

The Company continues to focus on the implementation of lean manufacturing initiatives. These initiatives involve programs focusing on improving the Company's profit margins, enhancing the quality of the Company's product offerings, increasing the availability of aftermarket parts and supplies, and strengthening manufacturing policies and procedures. The Company's manufacturing businesses gross profit margins have started to benefit from the application of lean manufacturing principles. This improvement however, was offset by the business mix of increased distribution sales, which are at substantially lower gross profit margins. Additionally, the Company continues to investigate low-cost sourcing of key parts and components of new equipment products. The Company anticipates that all of these programs should contribute to enhanced profitability.

Selling, General and Administrative Expenses
	For the Fiscal Quarters Ended October 31,		Percent	For the Six Months Ended October 31,		Percent
In thousands	2007	2006	Change	2007	2006	Change
Selling, general and administrative expenses	$34,658	$30,990	11.8%	$69,281	$62,353	11.1%
Percentage of revenue	21.6%	21.4%		22.0%	22.1%

Selling, general and administrative expenses increased $3.7 million in the second quarter and $6.9 million in the first six months of fiscal 2008 from the prior year comparable periods. Foreign currency translation contributed approximately $1.3 million and $2.4 million, respectively, to those increases.

The remaining increase in selling, general and administrative costs in the second quarter and first six months of fiscal 2008, as compared with the same periods of fiscal 2007, was attributable to higher commissions, sales and marketing costs that included strategic investments related to new products, and incremental costs from geographic expansion, as well as higher professional fees. The higher professional fees included $1.0 million related to external assistance associated with the adoption of FIN 48. These costs were partially offset by lower self-insurance costs and lower pension costs.

Research and Development
	For the Fiscal Quarters Ended October 31,		Percent	For the Six Months Ended October 31,		Percent
In thousands	2007	2006	Change	2007	2006	Change
Research and development	$6,552	$6,175	6.1%	$13,017	$12,143	7.2%
Percentage of revenue	4.1%	4.3%		4.1%	4.3%

The overall increased research and development expenses in both the second quarter and first six months of fiscal 2008, as compared with the same periods of fiscal 2007, were primarily related to additional investment in development activities associated with the Company's next generation UV inkjet printer, the Solara ion, and the Company's Advanced Lens Processing System, which incorporates free-form capability.

Other Income (Expense), net

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Other income (expense), net	$(386)	$279	$339	$120

Other income (expense), net primarily includes interest income, bank fees and foreign currency exchange gains and losses. The Company incurred foreign currency exchange losses in both the second quarter and first six months of fiscal 2008 of $0.3 million, caused primarily by the impact of foreign currency fluctuations on translating intercompany short-term trade balances. In the second quarter and first six months of fiscal 2007, the Company recorded foreign currency exchange gains of $0.4 million and $0.6 million, respectively.

Other income (expense), net also included a $1.0 million gain on the sale of certain assets in the Ophthalmic Lens Processing segment for the first six months of fiscal 2008.

Interest Expense
	For the Fiscal Quarters Ended October 31,		Percent	For the Six Months Ended October 31,		Percent
In thousands	2007	2006	Change	2007	2006	Change
Interest expense	$1,083	$971	11.5%	$2,072	$1,748	18.5%
Weighted-average credit facility interest rates	9.6%	10.3%		9.6%	9.7%

Interest expense increased in both the second quarter and first six months of fiscal 2008 primarily as a result of higher average credit facility balances in fiscal 2008 as compared with fiscal 2007. Included in interest expense for the quarter and six months ended October 31, 2007 was $0.1 million and $0.2 million, respectively, of interest charges attributable to new term loan debt entered into in conjunction with the Company's acquisition of Data Technology.

Income Tax Expense

The Company's effective tax rate was 32.7 percent in the fiscal quarter ended October 31, 2007 and 31.8 percent for the six months ended October 31, 2007, as compared with 36.1 percent in the fiscal quarter ended October 31, 2006 and 38.0 percent in the six months ended October 31, 2006. In both fiscal 2008 periods, the Company's effective tax rates were lower than the statutory rate of 35.0 percent primarily attributable to benefits recognized related to foreign tax credits and international tax rate differences. The Company's effective tax rate was greater than the statutory rate of 35.0 percent for the second quarter and first six months of fiscal 2007 primarily attributable to the establishment of certain valuation allowances for fiscal 2007 anticipated losses in certain foreign jurisdictions where the Company was unable to take a tax benefit.

SEGMENT REVIEW

The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries. The Company conducts business through three principal operating segments. These operating segments and the principal businesses within those segments are as follows:
Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarter Ended October 31, 2007			For the Fiscal Quarter Ended October 31, 2006
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$27,081	$64,103	$91,184	$23,298	$52,283	$75,581
Segment operating profit	$ 771	$ 2,303	$ 3,074	$ 1,557	$ 1,717	$ 3,274

	For the Six Months Ended October 31, 2007			For the Six Months Ended October 31, 2006
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$52,275	$124,854	$177,129	$46,435	$102,305	$148,740
Segment operating profit	$ 627	$ 4,021	$ 4,648	$ 3,263	$ 3,249	$ 6,512

Segment revenue increased $15.6 million, or 20.6 percent, for the second quarter of fiscal 2008 as compared with the same period in the prior year. Foreign currency translation contributed $6.3 million to this increase. Segment revenue increased $28.4 million, or 19.1 percent, for the six months ended October 31, 2007 as compared with the same period in the prior year. Foreign currency translation contributed $10.9 million to this increase.

On a business unit basis and excluding the favorable impact of foreign currency translation, GSP's revenue increased $3.0 million and Spandex's revenue increased $6.3 million during the second quarter of fiscal 2008 as compared with the same prior year period. For the six months ended October 31, 2007, excluding the impact of foreign currency translation, GSP's revenue increased $4.7 million and Spandex's revenue increased $12.9 million. The increase in GSP's revenue was primarily from the acquisition of Data Technology in May 2007, which provided incremental revenue of $3.2 million to the second quarter of fiscal 2008 and $6.3 million to the six months ended October 31, 2007. The increase in Spandex's revenue was primarily from higher aftermarket materials sales volume across most of its European branches and Australia. Spandex opened an office in Poland during the second half of fiscal 2007 that also contributed to the revenue increase for the second quarter and first six months of fiscal 2008.

Segment operating profit decreased $0.2 million and $1.9 million for the second quarter and first six months of fiscal 2008, respectively, as compared with the same prior year periods.

The lower segment operating profit was driven by the GSP business unit and was attributable to both lower volume and pricing, as well as higher research and development costs. The higher research and development expenses were related to additional investment in activities associated with the Solara ion.

Spandex reported an increase in operating profit of $0.6 million and $0.8 million for the second quarter and first six months of fiscal 2008, respectively, as compared with the same prior year periods related to the gross margin contribution from increased volume, which was partially offset by increased commissions and selling and marketing costs.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Revenue	$51,440	$49,038	$100,919	$95,581
Segment operating profit	$ 6,431	$ 7,008	$ 13,484	$12,975

Segment revenue increased $2.4 million, or 4.9 percent, for the second quarter of fiscal 2008 as compared with the same period in the prior year and increased $5.3 million, or 5.6 percent, for the six months ended October 31, 2007 as compared with the same period in the prior year. Foreign currency translation contributed $1.6 million to the increase in segment revenue for the second quarter and $2.8 million to the increase in the six months ended October 31, 2007 as compared with the prior year. The revenue growth for both periods was primarily attributable to increased sales volume and favorable product mix, including the XLc7000 multi-ply GERBERcutter® and the GERBERspreader XLs50, as well as increased software and service volume.

Segment operating profit decreased $0.6 million for the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007 and increased by $0.5 million for the first six months of fiscal 2008 as compared with the same period in fiscal 2007. The decrease for the second quarter of fiscal 2008 was primarily attributable to higher selling and marketing expenses, which were partially offset by higher gross profit from the second quarter business volume. For the first six months of fiscal 2008, operating profit growth was primarily attributable to the margin contribution from increased sales volume and favorable product mix and pricing, which were partially offset by higher selling and marketing costs.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Revenue	$18,521	$20,430	$36,829	$38,216
Segment operating profit	$ 1,050	$ 381	$ 2,429	$ 641

Segment revenue decreased $1.9 million, or 9.3 percent, from the prior year comparable second quarter and decreased $1.4 million, or 3.6 percent, for the six months ended October 31, 2007 as compared with the same period in the prior year. The overall decrease is believed to be driven by market conditions resulting in lower aftermarket material purchases and equipment sales. The Company believes that the ophthalmic markets are continuing to evaluate new technologies, including free-form capabilities. During November 2007 the Company launched new products incorporating free-form capability to the market. These products include the DTL200 generator and the MAAT polisher, which form the basis for the Advanced Lens Processing System with free-form capability. The favorable impact of foreign currency translation of $0.5 million for the second quarter of fiscal 2008 and $0.9 million for the six months ended October 31, 2007 partially offset the overall decrease in segment revenue. Increased new product revenue, primarily from sales of the DTL lens generator, also partially offset the decrease in revenue in both periods.

Segment operating profit increased $0.7 million and $1.8 million for the second quarter and first six months of fiscal 2008, respectively, as compared with the same periods in the prior year. The improved profitability in both periods was related to increased gross profit associated with a favorable product mix and pricing and lower operating expenses.

Corporate Expenses
	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2007	2006	2007	2006
Operating expenses	$5,201	$4,196	$10,806	$9,287

Corporate operating expenses increased $1.0 million in the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007 and $1.5 million for the six months ended October 31, 2007 as compared with the same period in fiscal 2007. Operating expenses in both periods were unfavorably impacted by $1.0 million related to professional fees for external assistance associated with the adoption of FIN 48. Incremental severance costs of $0.9 million were also incurred for the six months ended October 31, 2007.

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

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements. As of October 31, 2007, the Company had $9.5 million available for borrowing under its revolving credit facility based on its borrowing base.

The following table provides information about the Company's capitalization:
In thousands except ratio amounts	October 31, 2007	April 30, 2007
Cash and cash equivalents	$ 14,357	$ 8,052
Working capital	$103,839	$ 81,125
Total debt	$ 48,524	$ 33,376
Net debt (total debt less cash and cash equivalents)	$ 34,167	$ 25,324
Shareholders' equity	$160,534	$144,481
Total capital (net debt plus shareholders' equity)	$194,701	$169,805
Current ratio	1.93:1	1.71:1
Net debt-to-total capital ratio	17.5%	14.9%

Cash Flows

The following table provides information about the Company's cash flows:

	For the Six Months Ended October 31,
In thousands	2007	2006
Cash flows used for operating activities	$(1,195)	$(8,792)
Cash flows used for investing activities	$(8,455)	$(1,669)
Cash flows provided by financing activities	$16,490	$ 7,240

Cash used for operating activities decreased $7.6 million for the six months ended October 31, 2007 from the same period of fiscal 2007. The use of $1.2 million in cash in the first six months of fiscal 2008 resulted primarily from unfavorable changes in working capital that included increased inventories and decreased accounts payable, attributable to the timing of payments to vendors, and was partially mitigated by accounts receivable collections. The increase in inventories was primarily related to parts for key new products, including the Solara ion and the Advanced Lens Processing System. For the six months ended October 31, 2006, the operating cash usage was attributable to an increase in accounts receivable and inventories, and the timing of payments to vendors.

Cash flows used for investing activities for the six months ended October 31, 2007 increased $6.8 million as compared with the same period of fiscal 2007. The use of cash of $8.5 million for the six months ended October 31, 2007 was primarily attributable to the Data Technology acquisition, pursuant to which the Company paid $5.2 million in May 2007 to acquire the net assets, which included $0.5 million of cash. The Company also invested $3.8 million in capital additions during the first six months of fiscal 2008. Total capital expenditures are expected to be approximately $6.0 million to $9.0 million in fiscal 2008. These total expenditures include costs to implement a Customer Relationship Management software tool. The investment in this software is expected to enhance the Company's ability to capture, store and analyze customer information. The Company realized $0.2 million in proceeds from the sale of certain assets within the Ophthalmic Lens Processing segment during the six months ended October 31, 2007. In the six months ended October 31, 2006, the Company's cash usage for investing activities was primarily related to capital expenditures.

Cash flows provided by financing activities for the six months ended October 31, 2007 increased $9.3 million as compared with the same period of fiscal 2007. Total cash flows provided by financing activities of $16.5 million for the six months ended October 31, 2007 were primarily derived from net borrowings on the Company's credit facility of $15.1 million and stock option exercises of $1.3 million. Net borrowings included a new term loan of $6.2 million associated with the Company's acquisition of Data Technology. In the six months ended October 31, 2006, the Company borrowed $3.7 million to fund operations and realized $2.7 million in cash from stock option exercises.

Financial Condition

At October 31, 2007, the United States dollar weakened against the Euro, the Pound Sterling, the Canadian dollar and the Australian dollar as compared with April 30, 2007 exchange rates. The net impact of these currency movements resulted in higher translated assets and liabilities as compared with balances as of April 30, 2007. The most significant portion of the Company's international assets and liabilities are denominated in Euros.

Net accounts receivable increased slightly to $106.9 million as of October 31, 2007 from $106.4 million as of April 30, 2007. This increase includes the effect of foreign currency translation and the acquired Data Technology receivables. Partially offsetting these items were improved accounts receivable collections, which were reflected by lower days sales outstanding in ending accounts receivable of 60 days as of October 31, 2007, as compared with 62 days as of April 30, 2007.

Inventories increased to $77.4 million as of October 31, 2007 from $65.3 million as of April 30, 2007. This increase was primarily attributable to the Data Technology acquisition in May 2007, certain customer service and geographic expansion initiatives, parts for key new products and the effects of foreign currency translation. The Company's order backlog increased to $48.8 million at October 31, 2007 as compared with $47.4 million at April 30, 2007. The increase was primarily attributable to the acquired Data Technology backlog. The Company is in the process of implementing lean manufacturing principles to better determine optimum levels for the Company's operating needs. Inventory turnover decreased to 6.0 times annually as of October 31, 2007 from 6.7 times annually as of April 30, 2007.

Accounts payable and other accrued liabilities decreased to $94.1 million as of October 31, 2007 from $96.0 million as of April 30, 2007, primarily due to the timing of payments to the Company's vendors. This was partially offset by the effects of foreign currency translation and increased professional fee accruals. Days purchases outstanding in accounts payable decreased to 36 days as of October 31, 2007 from 41 days as of April 30, 2007.

Long-term Debt

The Company's primary source of debt is a $50.0 million asset-based revolving line of credit with a group of banking institutions. The Company also has two term loans that are payable in monthly installments through fiscal 2010. One of these term loans was entered into during May 2007 through a third amendment to the Company's credit facility. This amendment provides for available borrowings in the form of term loans with a maximum aggregate amount of $10.0 million for permitted acquisitions. Term loan borrowings may be made through October 31, 2008 as long as the aggregate principal amount of outstanding term loans does not exceed $10.0 million.

In November 2007, the Company extended its revolving credit facility maturity date with Citizens Bank of Massachusetts and Sovereign Bank from October 31, 2008 to November 1, 2008. The Company is currently in-process of negotiating a new $100 million secured credit facility to replace the current asset-based facility. The Company expects to finalize the new credit facility during the third quarter of fiscal 2008. The Company has deferred financing costs of $0.4 million as of October 31, 2007 that may be subject to expensing as a loss on early extinguishment of debt if the current credit facility is extinguished prior to the maturity date.

The Company's future compliance with its covenants will depend primarily on its success in growing the business and generating operating cash flows. Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors. Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders. The Company was in compliance with its financial covenants as of October 31, 2007.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

The Company's qualified and non-qualified pension funding estimate expected for fiscal 2008 increased from $4.4 million, as reported in the Annual Report on Form 10-K for the year ended April 30, 2007, to $6.0 million. There were no other material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2007.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007. There were no significant changes to the Company's critical accounting estimates during the six months ended October 31, 2007 from those previously disclosed in the Company's Annual Report on Form 10-K, other than the adoption of FIN 48. As discussed in Notes 1 and 10 of the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q, the Company adopted FIN 48 on May 1, 2007.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the six months ended October 31, 2007 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer, who is the Company's principal executive officer and is currently performing the functions of the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2007. Based upon that evaluation, the Company's Chief Executive Officer concluded that the disclosure controls and procedures were effective as of October 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A. RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the quarter or six months ended October 31, 2007 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  The following table provides information about the Company's purchases of its common stock during the quarter ended October 31, 2007:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
August 1, 2007 - August 31, 2007 (1)	15	$10.11	Not applicable	Not applicable
September 1, 2007 - September 30, 2007	---	---	Not applicable	Not applicable
October 1, 2007 - October 31, 2007	---	---	Not applicable	Not applicable
	15	$10.11	Not applicable	Not applicable

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Gerber Scientific, Inc. held its fiscal 2007 annual meeting of stockholders on September 20, 2007.

(c) The following sets forth information regarding each matter voted upon at the 2007 annual meeting. There were 23,378,567 shares of common stock outstanding and entitled to vote as of the record date for the 2007 annual meeting.

Proposal 1. The stockholders approved a proposal to elect each of the seven nominees to the board of directors. The tabulation of votes on this proposal was as follows:
Nominees	Votes For	Votes Withheld
Donald P. Aiken	21,148,076	164,586
Marc T. Giles	21,160,411	152,251
Edward G. Jepsen	21,163,132	149,530
Randall D. Ledford, Ph.D.	21,166,399	146,263
John R. Lord	21,164,436	148,226
Carole F. St. Mark	21,162,902	149,760
W. Jerome Vereen	20,861,279	451,383

Proposal 2. The stockholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the 2008 fiscal year. The tabulation of votes on this proposal was as follows:
	Votes For	Votes Against	Votes Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP for fiscal 2008	21,194,141	103,162	15,359

ITEM 6.     EXHIBITS
Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

99	Supplemental Segment Information, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GERBER SCIENTIFIC, INC.
December 7, 2007	By:	/s/ John J. Krawczynski
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