Form 10-Q
period 2008-01-31
GERBER SCIENTIFIC INC
filed 2008-03-07
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                         Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
23,669,152 shares of common stock of the registrant were outstanding as of February 29, 2008 exclusive of treasury shares.

	GERBER SCIENTIFIC, INC. Index to Quarterly Report on Form 10-Q Fiscal Quarter Ended January 31, 2008
		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3-4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7-12
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25

Signature		26
Exhibit Index		27

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Fiscal Quarters Ended January 31,
In thousands except per share data	2008	2007
Revenue:
Product sales	$133,637	$120,941
Service sales	18,329	16,183
	151,966	137,124
Costs and Expenses:
Cost of products sold	95,428	86,881
Cost of services sold	13,085	10,242
Selling, general and administrative expenses	30,691	29,863
Research and development	6,466	6,050
	145,670	133,036

Operating income	6,296	4,088

Other income (expense), net	(435)	(145)
Interest expense	(1,388)	(965)

Income before income taxes	4,473	2,978
Income tax expense	1,410	748
Net income	$ 3,063	$ 2,230

Earnings per share of common stock:
Basic	$ 0.13	$ 0.10
Diluted	$ 0.13	$ 0.10

Weighted average shares outstanding:
Basic	23,374	23,012
Diluted	23,618	23,398

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Nine Months Ended January 31,
In thousands except per share data	2008	2007
Revenue:
Product sales	$411,022	$370,776
Service sales	55,327	48,885
	466,349	419,661
Costs and Expenses:
Cost of products sold	294,302	264,401
Cost of services sold	36,737	29,922
Selling, general and administrative expenses	99,972	92,216
Research and development	19,483	18,193
	450,494	404,732

Operating income	15,855	14,929

Other income (expense), net	(96)	(25)
Interest expense	(3,460)	(2,713)

Income before income taxes	12,299	12,191
Income tax expense	3,898	4,248
Net income	$ 8,401	$ 7,943

Earnings per share of common stock:
Basic	$ 0.36	$ 0.35
Diluted	$ 0.36	$ 0.34

Weighted average shares outstanding:
Basic	23,296	22,828
Diluted	23,600	23,258

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	January 31,	April 30,
In thousands	2008	2007
Assets:
Current Assets:
Cash and cash equivalents	$ 12,299	$ 8,052
Accounts receivable, net	105,605	106,421
Inventories	77,258	65,299
Deferred tax assets	8,896	8,969
Prepaid expenses and other current assets	6,627	6,137
Total current assets	210,685	194,878
Property, plant and equipment, net	39,079	36,982
Goodwill	61,348	54,825
Deferred tax assets	37,816	34,893
Other assets	15,788	14,384
Total assets	$364,716	$335,962

Liabilities and Shareholders' Equity:
Current Liabilities:
Current portion of long-term debt	$ ---	$ 1,773
Accounts payable	41,264	48,772
Accrued compensation and benefits	17,287	21,615
Other accrued liabilities	27,209	25,585
Deferred revenue	15,176	16,008
Total current liabilities	100,936	113,753
Long-term debt	52,000	31,603
Accrued pension benefit liability	26,076	28,789
Other long-term liabilities	24,810	17,336

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	243	238
Paid-in capital	75,018	72,612
Retained earnings	89,323	83,290
Treasury stock	(12,302)	(12,814)
Accumulated other comprehensive income	8,612	1,155
Total shareholders' equity	160,894	144,481
Total liabilities and shareholders' equity	$364,716	$335,962

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended January 31,
In thousands	2008	2007
Cash flows from operating activities:
Net income	$ 8,401	$ 7,943
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	7,005	6,397
Deferred income taxes	799	(969)
Stock-based compensation	1,200	1,101
Gain on sale of assets	(950)	---
Other noncash items	1,685	987
Changes in operating accounts, net of acquisitions:
Accounts receivable	8,448	(816)
Inventories	(7,313)	(9,158)
Prepaid expenses and other assets	543	423
Accounts payable and other accrued liabilities	(15,418)	(5,265)
Accrued compensation and benefits	(5,478)	(9,658)
Net cash used for operating activities	(1,078)	(9,015)
Cash flows from investing activities:
Capital expenditures	(6,405)	(2,781)
Proceeds from sale of assets	150	---
Proceeds from sale of available for sale investments	571	502
Purchases of available for sale investments	(605)	(433)
Acquisitions, net	(4,650)	(1,510)
Acquisition of intangible assets	(392)	(435)
Net cash used for investing activities	(11,331)	(4,657)
Cash flows from financing activities:
Debt repayments	(296,244)	(213,561)
Debt proceeds	312,809	214,367
Debt issuance costs	(942)	---
Excess tax benefits from stock-based compensation	---	1,053
Common stock issued	1,446	3,594
Net cash provided by financing activities	17,069	5,453
Effect of exchange rate changes on cash	(413)	(1,015)
Increase (Decrease) in cash and cash equivalents	4,247	(9,234)
Cash and cash equivalents at beginning of period	8,052	14,145
Cash and cash equivalents at end of period	$ 12,299	$ 4,911

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of April 30, 2007 has been derived from the audited consolidated financial statements. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2007, except for the Company's adoption of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), on May 1, 2007. See Note 10. The results of operations and cash flows for the fiscal quarter and nine months ended January 31, 2008 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Note 2.  Inventories

Inventories were as follows:
	January 31,	April 30,
In thousands	2008	2007
Raw materials and purchased parts	$60,160	$49,822
Work in process	2,583	2,134
Finished goods	14,515	13,343
Total inventories	$77,258	$65,299

Note 3.   Restructuring

The Company has a restructuring accrual related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004. During the nine months ended January 31, 2008, $0.1 million of cash payments reduced the accrual to an ending balance of $1.0 million. The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 4.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:
	January 31, 2008		April 30, 2007
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,165	$3,003	$7,233	$2,916
Other	695	407	694	304
Total amortized intangible assets	$7,860	$3,410	$7,927	$3,220

Intangible asset amortization expense was $0.2 million for the fiscal quarters ended January 31, 2008 and 2007 and $0.5 million for the nine months ended January 31, 2008 and 2007. It is estimated that such expense will be $0.7 million for the fiscal year ending April 30, 2008, $0.6 million for the fiscal year ending April 30, 2009 and $0.4 million annually for the fiscal years ending April 30, 2010 through 2013.

In May 2007, the Company acquired for cash the stock of Data Technology, Inc. ("Data Technology"), a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries, located in Massachusetts. The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to release Data Technology's products into its international markets. The Company also plans to leverage Data Technology's product portfolio and technologies into sign making and specialty graphics applications. Additionally, opportunities exist for the Company's Apparel and Flexible Materials operating segment to leverage Data Technology's product offering and precision cutting technologies for its customers. Under the terms of the stock purchase agreement, the purchase price was $6.2 million, of which the Company paid $5.2 million in cash to the stockholders of Data Technology and expects to pay approximately $1.0 million under the terms of the stockholder agreement as contingent consideration during the first quarter of fiscal 2009. Additionally, the Company may pay further contingent cash consideration as payments become due through the first quarter of fiscal 2011 related to certain earn-out provisions based upon operating profit objectives contained in the agreement. In May 2007, the Company entered into a term loan facilitated by an amendment to its credit facility to fund this acquisition and repay Data Technology's pre-existing debt. The term loan was repaid in January 2008 upon refinancing of the Company's credit facility. See Note 12. The operating results of this business are included within the Sign Making and Specialty Graphic's segment in the Company's condensed consolidated financial statements from the effective date of the acquisition on May 1, 2007.

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

The Company believes that its results of operations for the fiscal quarter and nine months ended January 31, 2007 would not have been materially different had the acquisition occurred at May 1, 2006.

Balances and changes in the carrying amount of goodwill for the nine months ended January 31, 2008 were as follows:
In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2007	$23,923	$13,906	$16,996	$54,825
Business acquisition	5,862	---	---	5,862
Effects of currency translation	534	127	---	661
Balance as of January 31, 2008	$30,319	$14,033	$16,996	$61,348

There were no impairments or dispositions of goodwill during the nine months ended January 31, 2008 or 2007.

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments: Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing. The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units. The results of Data Technology, acquired during May 2007, are included within Gerber Scientific Products' results as part of the Sign Making and Specialty Graphics segment. See Note 4.

The following table presents revenue and operating income by reportable segment.

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Sign Making and Specialty Graphics:
Gerber Scientific Products	$ 23,237	$ 20,082	$ 75,083	$ 66,517
Spandex	60,758	50,800	185,612	153,105
Sign Making and Specialty Graphics	83,995	70,882	260,695	219,622
Apparel and Flexible Materials	52,146	48,215	153,065	143,796
Ophthalmic Lens Processing	15,825	18,027	52,654	56,243
Intersegment revenue eliminations	---	---	(65)	---
Consolidated revenue	$151,966	$137,124	$466,349	$419,661

Sign Making and Specialty Graphics:
Gerber Scientific Products	$ (502)	$ 436	$ (43)	$ 3,699
Spandex	2,589	969	6,610	4,218
Sign Making and Specialty Graphics	2,087	1,405	6,567	7,917
Apparel and Flexible Materials	5,645	4,883	19,129	17,858
Ophthalmic Lens Processing	(340)	501	2,089	1,142
Intersegment operating profit eliminations	---	---	(28)	---
Segment operating income	7,392	6,789	27,757	26,917
Corporate operating expenses	(1,096)	(2,701)	(11,902)	(11,988)
Total operating income	$ 6,296	$ 4,088	$ 15,855	$ 14,929

Note 6.   Comprehensive Income

The Company's total comprehensive income was as follows:
	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Net income	$3,063	$2,230	$ 8,401	$ 7,943
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,098)	1,412	7,441	2,839
Defined benefit pension plans activity, net of tax	143	---	428	---
Unrealized investment (loss) income, net of tax	(403)	(13)	(412)	92
Total comprehensive income	$1,705	$3,629	$15,858	$10,874

Note 7. Earnings Per Share

Basic and diluted earnings per common share are calculated in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation awards, where such effect is dilutive.

The following tables set forth the computation of basic and diluted net earnings per common share:

	For the Fiscal Quarters Ended January 31,
	2008			2007
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$3,063	23,374	$0.13	$2,230	23,012	$0.10
Effect of dilutive options and awards	---	244	---	---	386	---
Diluted earnings per share	$3,063	23,618	$0.13	$2,230	23,398	$0.10

	For the Nine Months Ended January 31,
	2008			2007
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$8,401	23,296	$0.36	$7,943	22,828	$0.35
Effect of dilutive options and awards	---	304	---	---	430	(0.01)
Diluted earnings per share	$8,401	23,600	$0.36	$7,943	23,258	$0.34

Note 8.   Guarantees

The Company extends financial and product performance guarantees to third parties. There have been no material changes to guarantees outstanding during the fiscal quarter or nine months ended January 31, 2008.

Changes in the carrying amounts of product warranties were as follows:
	For the Nine Months Ended January 31,
In thousands	2008	2007
Beginning balance	$ 2,337	$ 2,445
Changes in accruals related to warranties issued in the current period	4,771	4,192
Reductions for costs incurred	(4,701)	(4,541)
Ending balance	$ 2,407	$ 2,096

Note 9.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:
	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Service cost	$ 647	$ 614	$ 1,941	$ 1,842
Interest cost	1,615	1,576	4,845	4,727
Expected return on plan assets	(1,760)	(1,533)	(5,280)	(4,599)
Amortization of:
Prior service cost	73	73	219	219
Actuarial loss	154	188	462	564
Net periodic benefit cost	$ 729	$ 918	$ 2,187	$ 2,753

Cash contributions of $1.2 million and $4.2 million were made to the Company's pension defined benefit plans for the fiscal quarter and nine months ended January 31, 2008, respectively. The Company expects to contribute $6.0 million to these plans in the fiscal year ending April 30, 2008.

Note 10. Income Taxes

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the implementation of FIN 48, the Company recorded a charge of $2.4 million, which was accounted for as a reduction to the May 1, 2007 Retained earnings balance as reflected in the Condensed Consolidated Balance Sheet.

As of May 1, 2007, the total amount of gross unrecognized tax benefits recorded in the Company's Condensed Consolidated Balance Sheets was $10.2 million, of which $4.9 million, if recognized, would impact the Company's effective tax rate. The Company estimates that the total unrecognized tax benefits will decrease by approximately $0.5 million to $0.8 million within the 12 months ending January 31, 2009 as a result of the statute of limitations closing on certain foreign transactions. There have been no significant changes to these amounts during the nine months ended January 31, 2008.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense. An immaterial amount for the payment of interest and penalties was included in the unrecognized tax benefits recorded as of May 1, 2007 associated with those positions.

The Company files a consolidated U.S. federal income tax return and the Company or its subsidiaries also file income tax returns in various state, local and international jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for fiscal years before April 30, 2002. As of January 31, 2008, the Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for fiscal years before April 30, 2004.

Note 11. Assets Held for Sale / Sale of Assets

The Company's management has approved a plan to consolidate certain Australian facilities, which includes the sale of an owned Ophthalmic Lens Processing facility in that region. This consolidation and the related sale of the facility is expected to be completed within one year of January 31, 2008. The Company classified the net book value of $0.4 million related to that facility in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of January 31, 2008.

On July 27, 2007, the Company sold its rights to the Gerber Coburn Innovations software product to Ocuco, Inc. for $1.0 million. The Company received $0.2 million in cash and $0.6 million in notes receivable. Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company. Included in the consideration received, Ocuco assumed a liability of $0.2 million related to the product line. A gain of $1.0 million was recorded in Other income (expense), net on the Company's Condensed Consolidated Statement of Operations for the nine months ended January 31, 2008. The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Note 12. Borrowings

The Company entered into a credit agreement on January 31, 2008 (the "Credit Agreement") and refinanced its former credit facility with a $125.0 million senior secured credit facility, of which up to $125.0 million may be borrowed under revolving credit loans. In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $25.0 million the total principal amount of borrowings available under the credit facility. The new facility matures on January 31, 2013. The Credit Agreement is among the Company and certain of its subsidiaries and JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, Citizens Bank of Massachusetts and RBS Greenwich Capital.

On January 31, 2008, the Company borrowed approximately $46.0 million under the Credit Agreement to repay all amounts outstanding under its former credit facility of $43.0 million, to pay for certain financing costs of $0.9 million and for working capital purposes of $2.1 million. Outstanding borrowings under the Credit Agreement accrue interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin, which varies based upon certain financial measurements. An annual commitment fee is payable quarterly based upon the unused amount of the Credit Agreement at a specified margin rate that fluctuates from 17.5 basis points to 37.5 basis points based upon the Company's total funded debt to consolidated EBITDA ratio (as defined in the Credit Agreement).

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is subject to financial covenants under the Credit Agreement, including a minimum consolidated EBIT to consolidated interest expense ratio and a maximum total funded debt to consolidated EBITDA ratio (as defined in the Credit Agreement). The Company is also required to comply with an annual maximum consolidated capital expenditures covenant.

The Credit Agreement is collateralized by first-priority liens on selected assets and the pledge of capital stock of the Company and certain of its subsidiaries.

Prior to entering into the Credit Agreement, the Company was party to a $50.0 million asset-based revolving credit facility that included two term loans. The former credit facility was paid in full and terminated in connection with the above refinancing. The Company incurred a $0.3 million pre-tax charge as part of the early extinguishment of its previous credit facility, primarily related to unamortized deferred financing costs.

Note 13. Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R"). The provisions of SFAS 141R are effective for the Company for business acquisitions made by the Company after April 30, 2009. The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 will be effective for the Company beginning May 1, 2009. Since the Company currently does not have any minority interest investments, it does not expect SFAS 160 will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning on May 1, 2008. SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions. The Company is currently evaluating whether it will apply SFAS 159 to any of its qualified financial assets and liabilities and the potential impact of the application of SFAS 159 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for the Company beginning on May 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The FASB also issued FASB Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"), and No. 157-2, Effective Date of FASB No. 157 ("FSP 157-2"). FSP 157-1 excludes certain lease transactions from the scope of SFAS 157 and FSP 157-2 delayed the Company's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

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

OVERVIEW

The Company reported revenue growth on a consolidated basis, with revenue increasing by $14.8 million and $46.7 million for the fiscal quarter and nine months ended January 31, 2008, respectively, as compared with the same prior year periods. The favorable impact of foreign currency translation across all segments contributed $9.6 million and $24.2 million to revenue for the fiscal quarter and nine months ended January 31, 2008, respectively. Increased aftermarket products sales volume, particularly within the Sign Making and Specialty Graphics segment, the impact of the Company's acquisition of Data Technology, key new product revenue, geographic expansion and higher service revenue, particularly within the Apparel and Flexible Materials segment, also contributed to revenue growth in fiscal 2008 as compared with the prior year. Partially offsetting these positive factors, the Ophthalmic Lens Processing segment reported decreased revenue for the fiscal quarter and nine months ended January 31, 2008, as compared with prior year periods, which is believed to be driven by market conditions resulting from lower aftermarket material and equipment sales.

The Company's acquisition of Data Technology on May 1, 2007 contributed $3.9 million and $10.1 million of revenue for the fiscal quarter and nine months ended January 31, 2008, respectively. The operating results of this acquisition are reported in the Sign Making and Specialty Graphics segment from the date of the acquisition.

Key new products revenue increased $1.2 million and $6.4 million for the quarter and nine months ended January 31, 2008, respectively, as compared with the same prior year periods. This increase was fueled by sales of the XLc7000 multi-ply GERBERcutter® within the Apparel and Flexible Materials segment, though partially offset by lower Solara

UV2 inkjet printer sales. The Company's new product pipeline includes the Gerber Solara ion™, a wide-format UV inkjet printer. Trade show introductions of the Solara ion have generated a substantial number of advance orders. The planned product launch, which was initially scheduled for the fourth quarter of fiscal 2008, will be deferred until the first quarter of fiscal 2009 attributable to delays in testing of electronic components. The Company's advance orders were not significantly impacted by the announcement. In addition, the Ophthalmic Lens Processing segment introduced two new products that form the basis of the Advanced Lens Processing System ("ALPS") with free-form capability. ALPS is considered to be a significant milestone for the Ophthalmic Lens Processing segment and is expected to be a strong driver of future growth for this segment.

Operating income increased $2.2 million and $0.9 million for the fiscal quarter and the nine months ended January 31, 2008, respectively, as compared with the same periods in the prior year. The Company's operating income was negatively impacted by $0.9 million of professional fees related to external assistance associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") and higher selling and marketing costs for the nine months ended January 31, 2008. The higher selling and marketing costs include strategic investments related to new product marketing efforts and are anticipated to result in higher selling and marketing costs for the remainder of fiscal 2008 as compared with the prior fiscal year.

In July 2007, the Company's Ophthalmic Lens Processing segment sold its Gerber Coburn Innovations software to a private company and recognized a $1.0 million gain, which is included in Other income (expense), net for the nine months ended January 31, 2008. The sale of these assets is not expected to significantly impact this segment's ongoing revenue or profitability, and the Company retains the right to distribute the product on a worldwide basis.

The Company completed a refinancing of its former credit facility on January 31, 2008. The $125.0 million credit facility will provide the Company with greater operating flexibility. The Company incurred a non-cash, pre-tax charge of $0.3 million, included in Interest expense, related to the write-off of unamortized deferred financing costs associated with the prior credit facility.

RESULTS OF OPERATIONS

Revenue
	For the Fiscal Quarters Ended January 31,		Percent Change	For the Nine Months Ended January 31,		Percent Change
In thousands	2008	2007		2008	2007
Equipment and software revenue	$ 50,333	$ 47,918	5.0%	$148,703	$138,778	7.2%
Aftermarket supplies revenue	83,304	73,023	14.1%	262,319	231,998	13.1%
Service revenue	18,329	16,183	13.3%	55,327	48,885	13.2%
Total revenue	$151,966	$137,124	10.8%	$466,349	$419,661	11.1%

Consolidated revenue increased 10.8 percent and 11.1 percent for the fiscal quarter and nine months ended January 31, 2008, respectively, as compared with the prior year periods. The favorable impact of foreign currency translation, organic growth, the fiscal 2008 acquisition of Data Technology, increased revenue from key new products, geographic expansion and increased service business each contributed to the growth. The favorable impact of foreign currency translation contributed $9.6 million and $24.2 million to revenue, respectively, for the fiscal quarter and nine months ended January 31, 2008.

Equipment and software revenue growth included the favorable impacts of foreign currency translation, contribution from Data Technology revenue and key new products revenue. Data Technology contributed $3.9 million and $10.1 million in revenue for the fiscal quarter and nine months ended January 31, 2008, respectively. Of the Data Technology revenue, approximately 75.0 percent was derived from equipment sales and 25.0 percent from service sales. Key new products revenue was $8.1 million and $24.7 million for the fiscal quarter and nine months ended January 31, 2008, respectively. This represented an increase of $1.2 million and $6.4 million, respectively for the 2008 fiscal periods, as compared with the same periods of the prior year. Those increases were primarily driven by sales of the XLc7000 multi-ply GERBERcutter® and the GERBERspreader XLs50 in the Apparel and Flexible Materials segment. Within the Sign Making and Specialty Graphics segment, new product revenue from the Solara UV2 has declined as compared with the prior year periods, as anticipated by the Company. The Company is preparing to launch the Gerber Solara ion in the first quarter of fiscal 2009, which the Company expects should more than mitigate the decline in Solara UV2 revenue.

The growth within aftermarket revenue was primarily attributable to foreign currency translation and organic growth from the Sign Making and Specialty Graphics segment's international distribution operations.

International markets are significant to the Company's revenue base. The Company generates approximately 70.0 to 75.0 percent of its revenue annually from sales to non-U.S. markets. Further geographic expansion is considered an opportunity for the Company to expand its customer base both into new and existing markets. China is a dynamic growth market for the Company, particularly within the Apparel and Flexible Materials segment. Total revenue within greater China reached $8.5 million and $25.0 million for the fiscal quarter and nine months ended January 31, 2008, respectively. This represented an increase of 12.0 percent and 15.3 percent as compared with the prior year, respectively, and was fueled by increased sales of key new products.

Revenue by geographic region, as compared with the same periods of fiscal 2007, was higher across all regions for the fiscal quarter ended January 31, 2008 and slightly lower in North America and higher in Europe and the Rest of World region for the nine months ended January 31, 2008. The increase in North American results for the fiscal quarter ended January 31, 2008 was primarily related to the incremental revenue provided by the Data Technology acquisition. The improved European results for the quarter and nine months ended January 31, 2008 were primarily attributable to higher sales volume of aftermarket supplies within the Company's Sign Making and Specialty Graphics segment. The Rest of World region results for the quarter and nine months ended January 31, 2008 included higher Apparel and Flexible Materials segment revenue in China, particularly from sales of key new products. The slight decline in North American performance for the nine months ended January 31, 2008 primarily reflected the decline in the Ophthalmic Lens Processing segment North American equipment revenue, which is believed to be caused by market conditions resulting in lower aftermarket material purchases and equipment sales. This decline was partially offset with incremental revenue from the Data Technology acquisition.

Gross Profit / Margin

	For the Fiscal Quarters Ended January 31,		Percent Change	For the Nine Months Ended January 31,		Percent Change
In thousands	2008	2007		2008	2007
Gross profit	$43,453	$40,001	8.6%	$135,310	$125,338	8.0%
Gross profit margin	28.6%	29.2%		29.0%	29.9%

Gross profit increased in the fiscal quarter and nine months ended January 31, 2008 by $3.5 million and $10.0 million, respectively, as compared with prior year similar periods. Favorable foreign currency translation from international operations contributed $2.5 million to the gross profit increase for the third quarter of fiscal 2008 as compared with the prior year. The remaining increase for the third quarter of fiscal 2008 was primarily from increased sales volume, which provided $0.7 million incremental gross profit, contribution from the Data Technology acquired business, and a favorable net pricing and product mix of $0.2 million as compared with the same quarter of the prior year.

Favorable foreign currency translation contributed $5.9 million to the gross profit increase for the nine months ended January 31, 2008 as compared with the prior year. The remaining increase for the fiscal 2008 year-to-date period was primarily attributable to increased sales volume, which provided $3.1 million of incremental gross profit, and contribution from the Data Technology acquired business. These increases were partially offset by a decrease of $0.4 million in gross profit attributable to unfavorable net pricing and product mix for the nine months ended January 31, 2008.

The Company's gross profit margin declined 0.6 percentage points and 0.9 percentage points for the fiscal quarter and nine months ended January 31, 2008, respectively, as compared with the fiscal quarter and nine months ended January 31, 2007. The lower gross profit margins were primarily attributable to a higher contribution of revenue from the Company's Spandex business unit, which is an international distribution business and realizes lower gross margins than the Company's manufacturing businesses. The Company continues to focus on the implementation of lean manufacturing initiatives. The Company's manufacturing businesses' gross profit margins have started to benefit from the application of lean manufacturing principles. These initiatives involve programs focusing on improving the Company's profit margins, enhancing the quality of the Company's product offerings, increasing the availability of aftermarket parts and supplies, and strengthening manufacturing policies and procedures. The Company continues to investigate low-cost sourcing of key parts and components of new equipment products. The

Company anticipates that all of these programs should contribute to enhanced profitability, however for the fiscal 2008 year-to-date period, lower sales volume and an unfavorable mix of manufactured products have offset these benefits.

Selling, General and Administrative Expenses
	For the Fiscal Quarters Ended January 31,		Percent Change	For the Nine Months Ended January 31,		Percent Change
In thousands	2008	2007		2008	2007
Selling, general and administrative expenses	$30,691	$29,863	2.8%	$99,972	$92,216	8.4%
Percentage of revenue	20.2%	21.8%		21.4%	22.0%

Selling, general and administrative expenses increased $0.8 million in the third quarter of fiscal 2008 and $7.8 million in the first nine months of fiscal 2008 from the prior year comparable periods, primarily related to foreign currency translation of approximately $1.7 million and $4.1 million, respectively. Although overall selling, general and administrative expenses increased in total for the fiscal quarter and nine months ended January 31, 2008, these costs as a percentage of revenue declined for both periods in fiscal 2008 versus the comparable periods in fiscal 2007. The Company recorded lower incentive compensation expense of $1.2 million and $1.5 million for the fiscal quarter and nine months ended January 31, 2008, respectively, as compared with the prior year. The lower incentive compensation expense primarily resulted from incentive compensation plan design changes, adopted beginning in the fiscal year ending April 30, 2008, that limit participation in the plan.

For the nine months ended January 31, 2008, selling, general and administrative expenses included higher commissions, sales and marketing costs for strategic investments related to new products, incremental costs from geographic expansion and higher professional fees. The higher professional fees included $0.9 million related to external assistance associated with the adoption of FIN 48. Severance costs increased $0.8 million as compared with the prior year. These incremental costs were partially offset by lower self-insurance and pension costs.

Research and Development
	For the Fiscal Quarters Ended January 31,		Percent Change	For the Nine Months Ended January 31,		Percent Change
In thousands	2008	2007		2008	2007
Research and development	$6,466	$6,050	6.9%	$19,483	$18,193	7.1%
Percentage of revenue	4.3%	4.4%		4.2%	4.3%

Research and development expenses increased in both the third quarter and first nine months of fiscal 2008, as compared with the same periods of fiscal 2007, and were primarily related to additional investment in development activities associated with the Company's next generation UV inkjet printer, the Solara ion.

Other Income (Expense), net

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Other income (expense), net	$(435)	$(145)	$(96)	$(25)

Other income (expense), net typically includes interest income, bank fees and foreign currency exchange gains and losses. The Company incurred foreign currency exchange losses of $0.5 million and $0.8 million for the third quarter and first nine months of fiscal 2008, respectively, caused primarily by the impact of foreign currency fluctuations on translating intercompany short-term trade balances. In the third quarter and first nine months of fiscal 2007, the Company recorded foreign currency exchange gains of $0.2 million and $0.7 million, respectively.

For the fiscal quarter and nine months ended January 31, 2008, the Company recorded higher interest income of $0.1 million and incurred lower patent write-off costs of $0.1 million as compared with both the fiscal quarter and nine months ended January 31, 2007.

Other income (expense), net also included a $1.0 million gain on the sale of certain assets in the Ophthalmic Lens Processing segment for the first nine months of fiscal 2008.

Interest Expense
	For the Fiscal Quarters Ended January 31,		Percent Change	For the Nine Months Ended January 31,		Percent Change
In thousands	2008	2007		2008	2007
Interest expense	$1,388	$965	43.8%	$3,460	$2,713	27.5%
Weighted-average credit facility interest rates	9.2%	9.9%		9.5%	9.7%

Interest expense for the fiscal quarter and nine months ended January 31, 2008 included a loss of $0.3 million associated with the early extinguishment of debt, primarily from the write-off of unamortized deferred financing costs. The Company also experienced higher average borrowings under its credit facility in fiscal 2008 as compared with fiscal 2007, primarily related to incremental borrowings to finance the Data Technology acquisition.

The Company entered into a new credit agreement on January 31, 2008, which it believes should result in lower weighted- average interest rates, primarily as a result of lower amortization of deferred financing costs.

Income Tax Expense

The Company's effective tax rate was 31.5 percent in the fiscal quarter ended January 31, 2008 and 31.7 percent for the nine months ended January 31, 2008, as compared with 25.1 percent in the fiscal quarter ended January 31, 2007 and 34.8 percent in the nine months ended January 31, 2007. In both fiscal 2008 periods the Company's effective tax rates were lower than the statutory rate of 35.0 percent primarily as a result of benefits recognized related to foreign tax credits and international tax rate differences. For the fiscal quarter and nine months ended January 31, 2007, the Company's effective tax rates were lower than the statutory rate of 35.0 percent attributable primarily to the retroactive extension of the federal research and development credit.

SEGMENT REVIEW

The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries. The Company conducts business through three principal operating segments. These operating segments and the principal businesses within those segments are as follows:
Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarter Ended January 31, 2008			For the Fiscal Quarter Ended January 31, 2007
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$23,237	$60,758	$83,995	$20,082	$50,800	$70,882
Operating (loss) profit	$ (502)	$ 2,589	$ 2,087	$ 436	$ 969	$ 1,405

	For the Nine Months Ended January 31, 2008			For the Nine Months Ended January 31, 2007
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$75,083	$185,612	$260,695	$66,517	$153,105	$219,622
Operating (loss) profit	$ (43)	$ 6,610	$ 6,567	$ 3,699	$ 4,218	$ 7,917

Segment revenue increased $13.1 million, or 18.5 percent, for the third quarter of fiscal 2008 as compared with the same period in the prior year. Foreign currency translation contributed $7.0 million to this increase. Segment revenue increased $41.1 million, or 18.7 percent, for the nine months ended January 31, 2008 as compared with the same period in the prior year. Foreign currency translation contributed $17.8 million to this increase.

On a business unit basis, GSP's revenue increased $3.2 million, including $1.1 million of favorable foreign currency translation, and Spandex's revenue increased $10.0 million, including $5.9 million of favorable foreign currency translation, during the third quarter of fiscal 2008 as compared with the same prior year period. For the nine months ended January 31, 2008, GSP's revenue increased $8.6 million, including $2.2 million of favorable foreign currency translation, and Spandex's revenue increased $32.5 million, including $15.6 million of favorable foreign currency translation as compared with the same fiscal 2007 periods.

GSP's revenue increased from the acquisition of Data Technology in May 2007, which provided incremental revenue of $3.9 million to the third quarter of fiscal 2008 and $10.1 million to the nine months ended January 31, 2008. The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to expand Data Technology's products into its international markets. The Company also plans to leverage Data Technology's product portfolio into sign making and specialty graphics applications. Additionally, opportunities exist for the Company's Apparel and Flexible Materials operating segment to leverage Data Technology's product offering and precision cutting technologies for its customers. Partially offsetting the incremental revenue from the acquisition and the impact of foreign currency translation, GSP experienced lower inkjet printer equipment revenue as compared with the prior year. The Company believes that customers appear to be anticipating the upcoming launch of the Solara ion printer and have delayed equipment purchases.

The remaining increase in Spandex's revenue was primarily from higher aftermarket materials sales volume across most of its European branches and Australia. The higher sales volume included increased sales of digital products and a modest increase in core vinyl aftermarket products. The overall stronger performance is believed to be facilitated by the favorable economic conditions in Europe.

Segment operating profit increased $0.7 million for the third quarter and decreased $1.4 million for first nine months of fiscal 2008, as compared with the same prior year periods. The increase in the third quarter of fiscal 2008 operating profit was driven by the Spandex business unit. The lower segment operating profit for the nine months ended January 31, 2008 was attributable to the GSP business unit, from both lower sales volume and pricing, as well as higher research and development costs. The higher research and development expenses were related to additional investment in activities associated with the Solara ion. Spandex reported increased operating profit of $1.6 million and $2.4 million for the third quarter and first nine months of fiscal 2008, respectively, as compared with the same prior year periods. The increase primarily reflected the incremental gross margin contribution from increased sales volume and an increase in rebates from suppliers related to higher sales volume purchases than in prior years, which was partially offset by increased commissions, selling and marketing costs.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Segment revenue	$52,146	$48,215	$153,065	$143,796
Segment operating profit	$ 5,645	$ 4,883	$ 19,129	$ 17,858

Segment revenue increased $3.9 million, or 8.2 percent, for the third quarter of fiscal 2008 and increased $9.3 million, or 6.4 percent, for the nine months ended January 31, 2008, as compared with the same prior year periods. Foreign currency translation contributed $2.1 million to the increase in segment revenue for the third quarter and $4.9 million to the increase in the nine months ended January 31, 2008. The revenue growth for both periods was primarily attributable to increased sales volume, including sales of the XLc7000 multi-ply GERBERcutter® and the GERBERspreader XLs50, as well as increased software and service sales.

Segment operating profit increased $0.8 million and $1.3 million for the third quarter and first nine months of fiscal 2008, respectively, as compared with the same periods in fiscal 2007. The increased operating profit for both the third quarter and first nine months of fiscal 2008 was primarily attributable to improved gross profit from the increased sales volume, which was partially offset by unfavorable product mix and pricing and by higher selling and marketing costs.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Segment revenue	$15,825	$18,027	$52,654	$56,243
Segment operating (loss) profit	$ (340)	$ 501	$ 2,089	$ 1,142

Segment revenue decreased $2.2 million, or 12.2 percent, from the prior year third quarter and decreased $3.6 million, or 6.4 percent, for the nine months ended January 31, 2008 as compared with the same periods in the prior year. The overall decrease is believed to be driven by market conditions resulting in lower aftermarket material and equipment sales. The Company believes that the ophthalmic markets are continuing to evaluate new technologies, including free-form capabilities. Additionally, the ophthalmic markets continue to undergo industry consolidation as larger laboratories are purchasing smaller independent laboratories, resulting in a smaller independent laboratory customer base. During November 2007, the Company launched new products incorporating free-form capability to the market, which is a benefit particularly for the larger laboratories. These products include the DTL200 generator and the MAAT polisher, which form the basis for the Advanced Lens Processing System with free-form capability. The favorable impact of foreign currency translation of $0.5 million for the third quarter of fiscal 2008 and $1.4 million for the nine months ended January 31, 2008 partially offset the overall decrease in segment revenue.

The Ophthalmic Lens Processing segment recorded an operating loss of $0.3 million for the fiscal quarter ended January 31, 2008 as compared with operating profit of $0.5 million for the fiscal quarter ended January 31, 2007. The operating loss in the 2008 third quarter was primarily from lower gross margins generated by the lower sales volume and unfavorable pricing, offset slightly by a reduction in selling, general and administrative expenses related to the effect of proactive cost control measures. For the first nine months of fiscal 2008, operating profits increased $0.9 million despite lower revenue, and reflected favorable pricing on a year-to-date basis and the reduction in selling, general and administrative expenses.

Corporate Expenses
	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2008	2007	2008	2007
Operating expenses	$1,096	$2,701	$11,902	$11,988

Corporate operating expenses decreased $1.6 million in the third quarter of fiscal 2008 as compared with the third quarter of fiscal 2007 and $0.1 million for the nine months ended January 31, 2008 as compared with the same period in fiscal 2007. The decrease in the third quarter of fiscal 2008 was primarily related to a reduction of $0.7 million in incentive compensation expense from the same prior year period and lower self-insurance expense.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short and long-term, are expected to fund operating and capital expenditures, product development, acquisitions of other businesses, expansion in China, pension plan contributions and debt service obligations. The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility. The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to the Company's availability of funds.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements for the foreseeable future. As of January 31, 2008, the Company had $71.4 million available for borrowing under its revolving credit facility.

The following table provides information about the Company's capitalization:
In thousands except ratio amounts	January 31, 2008	April 30, 2007
Cash and cash equivalents	$ 12,299	$ 8,052
Working capital	$109,749	$ 81,125
Total debt	$ 52,000	$ 33,376
Net debt (total debt less cash and cash equivalents)	$ 39,701	$ 25,324
Shareholders' equity	$160,894	$144,481
Total capital (net debt plus shareholders' equity)	$200,595	$169,805
Current ratio	2.09:1	1.71:1
Net debt-to-total capital ratio	19.8%	14.9%

Cash Flows

The following table provides information about the Company's cash flows:

	For the Nine Months Ended January 31,
In thousands	2008	2007
Net cash used for operating activities	$ (1,078)	$(9,015)
Net cash used for investing activities	$ (11,331)	$(4,657)
Net cash provided by financing activities	$ 17,069	$ 5,453

Cash used for operating activities for the first nine months of fiscal 2008 resulted primarily from reductions in accounts payable and other accrued liabilities and higher levels of inventory. These cash outflows were partially mitigated by accounts receivable collections. The increase in inventories was primarily related to the stocking of parts for key new products, including the Solara ion and the Advanced Lens Processing System, and anticipated fiscal 2008 fourth quarter shipments. For the nine months ended January 31, 2007, the operating cash usage was attributable to an increase in accounts receivable and inventories, and the timing of payments to vendors.

Cash used for investing activities for the nine months ended January 31, 2008 increased $6.7 million as compared with the same period of fiscal 2007. The use of cash of $11.3 million for the nine months ended January 31, 2008 was primarily attributable to capital expenditures during the first nine months of fiscal 2008 of $6.4 million and the Data Technology acquisition. Total capital expenditures are expected to be approximately $8.0 million to $9.0 million in fiscal 2008, including expenditures to implement a Customer Relationship Management ("CRM") software tool. The Company has incurred $1.9 million in capital expenditures for CRM through January 31, 2008. The investment in this software is expected to enhance the Company's ability to capture, store and analyze customer information. The Company realized $0.2 million in proceeds from the sale of certain assets within the Ophthalmic Lens Processing segment during the nine months ended January 31, 2008. In the nine months ended January 31, 2007, the Company's cash usage for investing activities was primarily related to capital expenditures and the purchase of a former distributor of the Company's Gerber Technology business in Spain for $1.5 million.

Cash provided by financing activities for the nine months ended January 31, 2008 increased $11.6 million as compared with the same period of fiscal 2007. Total cash flows provided by financing activities of $17.1 million for the nine months ended January 31, 2008 were primarily derived from net borrowings under the Company's credit facility of $16.6 million and stock option exercises of $1.4 million. Net borrowings included $6.2 million associated with the Company's acquisition of Data Technology in May 2007. In the nine months ended January 31, 2007, the Company borrowed $0.8 million to fund operations and its acquisition in Spain and realized $3.6 million in cash from stock option exercises.

Financial Condition

At January 31, 2008, the United States dollar weakened against the Euro, the Pound Sterling, the Canadian dollar and the Australian dollar as compared with April 30, 2007 exchange rates. The net impact of these currency movements resulted in higher translated assets and liabilities as compared with balances as of April 30, 2007. The most significant portion of the Company's international assets and liabilities are denominated in Euros.

Net accounts receivable decreased slightly to $105.6 million as of January 31, 2008 from $106.4 million as of April 30, 2007. A lower level of sales in the third quarter of fiscal 2008 as compared with the fourth quarter of fiscal 2007 and improved collections activity were partially offset by the effect of foreign currency translation and the acquired Data Technology receivables. Days sales outstanding in ending accounts receivable increased to 63 days as of January 31, 2008, from 62 days as of April 30, 2007.

Inventories increased to $77.3 million as of January 31, 2008 from $65.3 million as of April 30, 2007. This increase was primarily attributable to the Data Technology acquisition in May 2007, certain customer service and geographic expansion initiatives, parts for key new products and the effects of foreign currency translation. The Company's order backlog increased to $49.5 million at January 31, 2008 from $47.4 million at April 30, 2007. The increase was primarily attributable to the acquired Data Technology backlog. The Company is in the process of implementing lean manufacturing principles to better determine optimal levels for the Company's operating needs. Inventory turnover decreased to 5.6 times annually as of January 31, 2008 from 6.7 times annually as of April 30, 2007, reflecting the Company's anticipation of fourth quarter shipments and parts for key new products, including the Solara ion and Advanced Lens Processing System.

Accounts payable and other accrued liabilities decreased to $85.8 million as of January 31, 2008 from $96.0 million as of April 30, 2007, primarily due to the timing of payments to the Company's vendors and cash payments for taxes. This was partially offset by the effects of foreign currency translation. Days purchases outstanding in accounts payable decreased to 34 days as of January 31, 2008 from 41 days as of April 30, 2007.

Long-term Debt

The Company entered into a credit agreement on January 31, 2008 (the "Credit Agreement") and refinanced its former credit facility, replacing it with a $125.0 million senior secured credit facility, of which up to $125.0 million may be borrowed under revolving credit loans. In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $25.0 million the total principal amount of borrowings available under the credit facility. The new facility matures on January 31, 2013.

On January 31, 2008, the Company borrowed approximately $46.0 million under the Credit Agreement to repay all amounts outstanding under its former credit facility of $43.0 million, to pay for certain financing costs of $0.9 million and for working capital purposes of $2.1 million. Outstanding borrowings under the Credit Agreement accrue interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus a variable margin, which varies based upon certain financial measurements. An annual commitment fee is payable quarterly based upon the unused amount of the Credit Agreement at a specified margin rate that fluctuates from 17.5 basis points to 37.5 basis points based upon the Company's total funded debt to consolidated EBITDA ratio (as defined in the Credit Agreement).

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Company is subject to financial covenants under the Credit Agreement, including a minimum consolidated EBIT to consolidated interest expense ratio and a maximum total funded debt to consolidated EBITDA ratio (as defined in the Credit Agreement). The Company is also required to comply with an annual maximum consolidated capital expenditures covenant. The Company's future compliance with its covenants will depend primarily on its success in growing the business and generating operating cash flows. Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors. Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings. In the event of potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders. The Company was in compliance with its financial covenants as of January 31, 2008.

The new credit facility is collateralized by first-priority liens on selected assets and the pledge of capital stock of the Company and certain of its subsidiaries.

Prior to entering into the Credit Agreement, the Company was party to a $50.0 million asset-based revolving credit facility that included two term loans. The former credit facility was paid in full and terminated in connection with the above refinancing.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

The Company's qualified and non-qualified pension funding estimate expected for fiscal 2008 increased from $4.4 million, as reported in the Annual Report on Form 10-K for the year ended April 30, 2007, to $6.0 million. As described above, effective on January 31, 2008, the Company repaid its former credit facility and entered into a five-year credit facility, which matures on January 31, 2013. There were no other material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R"). The provisions of SFAS 141R are effective for the Company for business acquisitions made by the Company after April 30, 2009. The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 will be effective for the Company beginning on May 1, 2009. Since the Company currently does not have any minority interest investments, it does not expect that SFAS 160 will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning on May 1, 2008. SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions. The Company is currently evaluating whether it will apply SFAS 159 to any of its qualified financial assets and liabilities and the potential impact of the application of SFAS 159 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for the Company beginning on May 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements. The FASB also issued FASB Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"), and No. 157-2, Effective Date of FASB No. 157 ("FSP 157-2"). FSP 157-1 excludes certain lease transactions from the scope of SFAS 157 and FSP 157-2 delayed the Company's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from management's estimates. The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007. There were no significant changes to the Company's critical accounting estimates during the nine months ended January 31, 2008 from those previously disclosed in the Company's Annual Report on Form 10-K, other than the adoption of FIN 48. As discussed in Notes 1 and 10 of the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q, the Company adopted FIN 48 on May 1, 2007.

Update to Income Taxes critical accounting estimate from the Company's Annual Report on Form 10-K for the year ended April 30, 2007:

In the ordinary course of business there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the associated interest has also been recognized.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the nine months ended January 31, 2008 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer, who is the Company's principal executive officer and is currently performing the functions of the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2008. Based upon that evaluation, the Company's Chief Executive Officer concluded that the disclosure controls and procedures were effective as of January 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A. RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the fiscal quarter or nine months ended January 31, 2008 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  The following table provides information about the Company's purchases of its common stock during the fiscal quarter ended January 31, 2008:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
November 1, 2007 - November 30, 2007	---	---	Not applicable	Not applicable
December 1, 2007 - December 31, 2007(1)	2,519	$ 9.65	Not applicable	Not applicable
January 1, 2008 - January 31, 2008(1)	471	$10.80	Not applicable	Not applicable
	2,990	$ 9.78	Not applicable	Not applicable

(1) Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS
Exhibit Number	Description

10.1

Credit Agreement, dated as of January 31, 2008, among Gerber Scientific, Inc. ("the Company"), certain subsidiaries of the Company, JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank as documentation agent, Citizens Bank of Massachusetts as administrative agent, and RBS Greenwich Capital as sole lead arranger, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2008.

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
GERBER SCIENTIFIC, INC.
March 7, 2008	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (On behalf of the Registrant and as Principal Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

10.1

Credit Agreement, dated as of January 31, 2008, among Gerber Scientific, Inc. (the "Company"), certain subsidiaries of the Company, JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank as documentation agent, Citizens Bank of Massachusetts as administrative agent, and RBS Greenwich Capital as sole lead arranger, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2008.

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