Form 10-K
period 2008-04-30
GERBER SCIENTIFIC INC
filed 2008-06-27
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐               Accelerated filer ☒                         Non-accelerated filer ☐                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act.) Yes ☐ No ☒
The aggregate market value of Gerber Scientific, Inc. common stock held by non-affiliates as of October 31, 2007, which was the last business day of the registrant's most recently completed second quarter, based on the reported closing price on the New York Stock Exchange on such date, was approximately $254,836,000.

23,712,684 shares of common stock of the registrant were outstanding as of May 31, 2008, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2008 definitive Proxy Statement for the 2008 annual meeting of shareholders of the registrant, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

GERBER SCIENTIFIC, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of Gerber Scientific, Inc., based on assumptions currently believed to be reasonable.  Forward-looking statements in this Annual Report on Form 10-K can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of the risks and uncertainties that could cause actual results to differ from expectations are set forth in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.  The Company cannot assure that its financial condition, results of operations or cash flows will not be adversely affected by one or more of these risks and uncertainties.  Gerber Scientific, Inc. does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

PART I

ITEM 1.  BUSINESS

Gerber Scientific, Inc. and its subsidiaries are hereafter collectively referred to as the "Company" or the "Registrant."

Overview

The Company was incorporated in Connecticut in 1948.  The Company is a leading worldwide provider of equipment, software, aftermarket materials and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.

The Company's reportable segments, principal business units and revenue by reportable segment are shown below.

		For the fiscal year ended April 30, 2008
Operating Segment	Principal Business	Revenue (in millions)	Percent of Revenue
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex	$361.1	56%
Apparel and Flexible Materials	Gerber Technology	207.9	33%
Ophthalmic Lens Processing	Gerber Coburn	71.0	11%
		$640.0	100%

The Company is headquartered in Connecticut and has both domestic and international operations.  Revenue from outside the United States, including United States export sales, was 75 percent of the Company's consolidated revenue for the year ended April 30, 2008.

Segment Information

For financial information about the Company's operating segments and geographic areas, refer to Note 14 of the Notes to Consolidated Financial Statements set forth in Part IV, Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K, which is incorporated herein by reference.  Certain risks, including those associated with international operations, are set forth in Item 1A. "Risk Factors," below.  The following business descriptions provide information about the Company's segments, principal products and services.

SIGN MAKING AND SPECIALTY GRAPHICS

Gerber Scientific Products and Spandex constitute the Company's Sign Making and Specialty Graphics operating segment.

Gerber Scientific Products

Gerber Scientific Products ("GSP"), headquartered in Connecticut, is a provider of computerized sign making and graphic design equipment, software, aftermarket materials and related services.  GSP's printers, plotters and routers are used to produce indoor/outdoor durable signs.  GSP's start-to-finish digital design, printing and production products are integrated through its Matched Technology System™ to provide sign shops and graphics professionals with comprehensive engineered solutions for durable vinyl-cutting, digital color printing and dimensional signage needs.  GSP's target market is small to medium-sized sign printing shops with annual revenues ranging up to $1 million and expands to include graphic arts professionals, printing chains/franchises (such as FedEx Kinko's, FASTSIGNS and Signs Now), major corporations and government agencies. GSP sells through a global distribution network which includes the Company's Spandex distribution network and Canadian distribution network and through independent distributors in the United States and internationally.  In May 2007, GSP expanded its product line to include computer aided design ("CAD") and computer aided manufacturing ("CAM") cutting systems used to produce samples and die boards and to convert short run production for packaging companies in the corrugated and folding carton industries.

Products

Equipment and software

Digital Imaging Equipment

The digital imaging market continues to evolve.  Inkjet printers have undergone rapid technological advances.  In October 2007, GSP announced its newest offering in the wide-format ultraviolet ("UV") inkjet printer marketplace – the GERBER Solara ion™.  Though industry demand for inkjet printers is greater than the demand for thermal printers, the Company believes that there is a sustaining role for thermal imaging printers due to their ease of use and the outdoor durability of the signs produced.  GSP's large installed base of thermal printers provides opportunities to sell other equipment (plotters and routers), software and aftermarket supplies to existing customers.

Inkjet Printing

GSP launched the GERBER Solara UV2® inkjet printer during fiscal 2006.  The Solara UV2 is a wide format, ultraviolet inkjet printer that accommodates a variety of affordable, uncoated flexible or rigid materials up to 60 inches wide.  The Solara UV2 is especially suitable for shops specializing in durable indoor/outdoor signs, point-of-purchase displays, banners and backlit signage.  It produces prints that are instantly dry and ready to cut, and its use of non-solvent based inks makes it easier to maintain than similar solvent-based printers.

In May 2008, GSP announced the successful completion of manufacturing validation testing ("MVT") of its next generation UV printer, the Solara ion, and that it commenced shipment of production units to distributors and end-users.  The Solara ion takes advantage of the Company's patent pending Cold Fire Cure™ process and GerberCAT™ cationic ink to deliver advanced performance in UV inkjet printing. The low power cure generates less heat and, combined with flexible ink technology, allows printing on a wide array of both rigid and flexible substrates with exceptional adhesion, at speeds which the Company believes are faster than any comparably priced wide format UV system on the market. The true flat-bed construction of this product allows precision printing quality otherwise available only with much more expensive printers. The Solara ion is the first product in what the Company expects will be a family of future derivative products using the break-through Cold Fire Cure technology that are planned to be offered based on this platform.

Thermal Printing

The GERBER EDGE® FX, introduced in fiscal 2005, produces graphics that are instantly dry, with no waste, odor, harmful emissions, or need for ventilation.  The EDGE FX offers excellent image quality on over 30 substrates, including cast, calendered, magnetic, reflective, metallic and label stock.

Sales of thermal imaging systems and consumable products accounted for 17 percent of GSP's sales in fiscal 2008, 21 percent in fiscal 2007 and 25 percent in fiscal 2006.

Plotters and Routers

GSP's plotters are used to cut a sign or graphic form from a vinyl substrate.  Routers are used to make 3-D cuts in other signage materials, such as wood or plastic.  GSP's plotter products include the enVision™ 375, which is a tabletop sprocket-fed plotter designed for the rigors of everyday use and a series of 24-, 48- and 62-inch plotters that employ optical positioning systems to achieve high levels of accuracy called the Gerber P2C™.  The Gerber M Series is a cutting system designed for wide-format graphics and provides manufacturers of graphics, signs and other rigid and flexible printed media with versatile tools which can cut, rout and crease a wide variety of substrates.

Packaging Systems

In May 2007, GSP expanded its product line to include CAD/CAM cutting systems used to produce samples and die boards and to convert short run production for packaging companies in the corrugated and folding carton industries.  Products consist of samplemaking and digital die cutting systems, die tool production systems and rotary and flat rule die processing systems and incorporate knife, laser and waterjet cutting technologies.

Software

GSP software is used to design signs and specialty graphics, as well as to manage printing and cutting processes.  OMEGA™ 2.5 is GSP's most powerful design and production software and represents the most significant software product within this segment.

Aftermarket Supplies

GSP offers a wide range of aftermarket materials such as color foils (the "ink" used in thermal printers), adhesive-backed vinyls, banner materials and inks for inkjet printers.  All foil cartridges include the GerberGauge™ marking system, which is a proprietary system that shows the amount of foil remaining in a cartridge.  GSP also offers UV curable inks for the Solara UV2 and Solara ion systems.  These inks are formulated for the needs of the sign market by providing a balance between flexibility and durability.

Distribution

GSP distributes its products, supplies and services through the Spandex distribution network, its Canadian distribution business and various independent distributors in the United States and internationally.  In the United States, GSP utilizes distributors that operate in 42 states.  None of GSP's principal distributors individually accounted for more than 10 percent of the Company's consolidated revenue for the fiscal year ended April 30, 2008.

GSP has long-standing relationships with the majority of its distributors and believes that these relationships demonstrate a strong commitment by its distributors to GSP's existing and future product lines.  Historically, there has not been any material disruption in sales operations as the result of the termination of key distributors.  The time needed to replace any distributor is estimated not to exceed six to eight weeks.

Raw Materials

GSP obtains critical materials from three primary suppliers and original equipment manufacturers ("OEMs").  GSP purchases cast vinyl from a company with which GSP has a long-standing relationship.  Color foils are supplied by a leading European provider of roll foils for a wide range of industries.  The thermal transfer print heads used in GSP's imaging systems are supplied by a Japanese company that is a worldwide leader in the manufacture of thermal heads for fax and bar code applications.  GSP does not currently have written supply agreements with these suppliers.  No other suppliers are considered significant.

From United States shipments, GSP derived 29 percent of its total revenue from sales of cast vinyl in fiscal 2008, 36 percent in fiscal 2007 and 35 percent in fiscal 2006.  It generated 13 percent of its total revenue from sales of thermal transfer foils in fiscal 2008, 15 percent in fiscal 2007 and 17 percent in fiscal 2006.  Sales of products incorporating thermal transfer print heads accounted for 5 percent of sales in both fiscal 2008 and 2007, and were 8 percent in fiscal 2006.

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

Competition

GSP faces competition in almost all sub-segments of its business, particularly with respect to the sale of inkjet products and aftermarket materials.  GSP principally competes on the basis of product quality and availability, service and pricing.  However, the Company believes that there are no current competitors in GSP's industry and market segments that offer the complete comprehensive range of products and services provided by GSP.

Spandex

Spandex is a leading trade supplier to the sign making and specialty graphics industries, with a particular focus on the outdoor durable market segment.  Spandex specializes in the marketing, sales, distribution and support of digital printing, cutting and routing systems, related aftermarket materials and consumables, and aluminum sign systems.  Headquartered in Belgium and representing the leading brands in the industry, Spandex serves approximately 25,000 customers in 16 countries within Europe, as well as Australia and New Zealand.  In addition, Spandex sells to several other countries through a sub-distribution network.

Spandex offers highly competitive market and technical knowledge, strong supplier relationships and supply chain infrastructure, and a wide array of products and support services.  Most customers are small sign shops that find the "one-stop shopping" offered by Spandex appealing.  Spandex relies heavily on its ability to provide competitive product offerings from both GSP and strategic OEM partners.  The markets served by Spandex increasingly emphasize digital products, which encompass both wide format inkjet equipment and digital aftermarket materials.  These markets have seen a proliferation of equipment suppliers and aftermarket distributors in recent years.  Spandex believes that it can compete effectively as a vertical provider of differentiated products and services by leveraging its scale of operations and extensive experience.

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

Sourced Materials

Spandex purchases critical products from various suppliers, including GSP, and from various OEMs.  In some cases, Spandex uses only one source of supply for certain products.  Historically, Spandex has not experienced significant difficulties in obtaining timely deliveries of these products.  Increased demand or future unavailability of these products could result in shipment delays that might adversely affect Spandex's business.  Spandex's management believes that, if required, it could develop alternative sources of supply for the products it sells.  In the near term, Spandex's management does not foresee that the potential unavailability of critical products from any particular source would have a material adverse effect on its overall business.

Competition

As a global supplier, Spandex competes with both larger and smaller companies, depending on the country and market segment being considered.  While Spandex is one of the largest global suppliers in the durable outdoor graphics marketplace, it competes in certain geographic markets with companies that are considerably larger than Spandex, including Paperlinx, Antalis and Océ.

APPAREL AND FLEXIBLE MATERIALS

The Company's Apparel and Flexible Materials operating segment markets its products through the Gerber Technology ("GT") business.  GT is a leading provider of integrated hardware systems and computer software to the sewn products and flexible materials industries.  These hardware and software systems automate and significantly improve the efficiency of information management, product design and development, and pre-production and production processes.  GT offers specialized solutions to a variety of end-user markets, including apparel and retail, industrial fabrics and composites, transportation interiors and furniture.  GT is headquartered in Connecticut and maintains regional offices, agents and/or distributors in 125 countries, serving over 17,500 customers.  GT engineers, manufactures and distributes its products in various locations in the Americas, Europe, Asia and Australia.

GT offers a comprehensive suite of products that can be used by its customers as integrated solutions throughout the design and manufacturing process, including:

•	conceptual design, advanced CAD pattern-making and marking/nesting software;
•	pattern design digitizers and large format plotters;
•	CAM material spreading and single- and multi-ply cutting systems;
•
product lifecycle management ("PLM") and product data management ("PDM") software, which are enterprise-wide applications used by apparel brands and retailers for global management of product activities, and which facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials designers, raw materials suppliers, makers of the materials and retailers;

•	aftermarket spare parts and consumable materials; and
•	customer training, technical support and comprehensive maintenance and specialized support services.

The table below shows an approximate percentage of GT's revenue, distributed among industry segment for the year ended April 30, 2008.  This distribution did not significantly change from the distribution for the fiscal years ended April 30, 2007 or 2006.

Apparel and retail	66%
Industrial fabrics and composites	14%
Transportation interiors	11%
Furniture	9%

GT's customers include market leaders in each of its four key industry segments.  None of GT's customers accounted for more than 10 percent of segment sales for the year ended April 30, 2008.

In North America and Europe, GT services a large installed base and continues to pursue new opportunities to develop key account relationships.  Although the migration of apparel manufacturing to lower labor cost areas has displaced some opportunities in North America and Europe, these markets still represent a significant portion of recurring business, including software subscriptions and sales of aftermarket materials.  In addition, the North American and European markets continue to generate demand for apparel design and development PLM and PDM software and GT's industrial (non-apparel) software and hardware solutions, including its technical textile, composite material and leather cutting systems.  The migration of flexible materials manufacturing to lower labor cost areas and the emergence of new market and supply-chain trends within the apparel industry are expected to provide GT with continuing growth opportunities.  GT views the growth market countries in Asia, particularly China, India and Vietnam, as the primary source of significant future business opportunities. China is GT's fastest growing market and the world's largest apparel producing nation. GT has 24 sales and service offices within greater China.  During fiscal 2008, revenue within greater China of $30.5 million represented GT's highest annual revenue to date in that region.

During May 2007, the Company opened a sales and service office in Vietnam to serve that marketplace directly.  Prior to May 2007, the Company sold through a third-party distributor in Vietnam.  In April 2008, the Company officially opened its Advanced Technology Center in Vietnam to provide product demonstration and training, and to showcase Gerber Technology's systems.

Equipment and software

GT's products enable users to accelerate product development, product management, design, costing, manufacturing and merchandising activities.  They also increase product quality and reduce staffing needs and time-to-market.

CAM Material Spreading and Cutting Systems

GT's spreading and cutting equipment is designed to reduce labor costs of previously labor-intensive functions, thereby minimizing material waste and assembly error.

GT's Synchron™ line of GERBERspreaders™ delivers tension-free spreading of materials at speeds of up to 100 meters per minute.  Its GERBERsaver™ Flaw Management System is available as an option to enhance material utilization during the spreading process.  The InfoMark™ Synchron is the world's only integrated system for automatic printing, positioning and application of labels during the spreading process.  In fiscal 2006, GT introduced the XLs50, a spreading system specifically designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.

GT's cutting systems enhance soft goods manufacturing operating efficiency by accurately cutting parts from single and multiple layers of flexible materials such as textiles, leathers, vinyls, plastics, fiberglass and advanced composites.  GT's cutting systems perform quickly, efficiently and with greater precision than the traditional methods of hand-cutting or die-cutting.  These are offered in single-, medium- and high-ply models, marketed as GERBERcutter®.  All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for enhanced quality and output and "Zoned Vacuum Intelligence" to hold material firmly in place to improve cut quality and reduce power consumption.  GT also offers the Taurus™ automated leather cutting system with hide scanning, flaw capture and multiple nesting package capabilities.  In April 2007, GT launched the Taurus X Series leather cutter featuring Pivex® technology.  This cutter appeals to industrial customers, particularly in the transportation sector.  In fiscal 2006, GT introduced a high-ply cutting system, the XLc7000.  Similar to the XLs50 spreader, this product is specifically designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.  In the first quarter of fiscal 2009, GT launched the Z7 Gerbercutter, a new high performance multiply cutter that offers customers additional features that increase throughput, quality and system reporting capability.  This is the first in a planned series of products that will be in the "Z" performance category.

Plotters

Customers use GT's plotters to produce accurate design prints on industrial-width paper for placement on fabric or other materials to provide information relative to cutting and downstream operations. GT markets the Infinity™ family of thermal inkjet plotters, designed with input from Hewlett-Packard, and a range of pen plotter systems. GT designed and engineered the Infinity AE, an advanced inkjet plotter, which is now produced in China for sale in local Asian markets.

Software

GT offers the following major software product lines:

Product Lifecycle Management Software

PLM software is an enterprise-wide tool for managing and improving global product development.  Retailers, brand marketers, suppliers and factories adopt PLM solutions to speed products from concept to market, which is a critically important challenge driven by increasingly shorter fashion cycles in the apparel industry.  PLM enables web-based collaboration and global schedule management throughout the fashion lifecycle.  PLM allows precise and secure, real-time communications of product information from pre-production to retail, reducing supply-chain communications errors and lowering development costs.  During fiscal 2007, GT released Fashion Lifecycle Management, or FLM®, its brand for PLM, designed to accelerate products to market with configurable workflow functionality.  FLM allows designers and stores to shrink their concept-to-cash cycle time.

Product Data Management Software

PDM software systems reduce lead times, increase the accuracy of prototyping and improve the quality of information flow along the production chain.  Design and manufacturing processes are increasingly occurring at geographically separate locations.  PDM communication software enables customers to reduce the margin of contractor error and delivery delays, increase product quality and help deliver products to market more quickly.  GT's PDM software has been adopted by over 1,000 customers worldwide.  These customers operate more than 13,000 PDM software licenses.  GT's latest release of PDM software is WebPDM™ V5.0.

Conceptual Design Software

AccuMark™ V-Stitcher is a 3-D visualization solution that allows true-to-life garment design, fitting and merchandising.

The product allows users to streamline their product development process, share designs over the Internet and reduce the number of physical samples that need to be created prior to finalizing a production model.  Vision Fashion Studio™ is a conceptual design software system.  It enables a designer to sketch or scan styles and conceptualize potential designs using an array of electronic tools and color palettes.  The software also enables the design of custom fabrics, allows the rework of prints on screen and permits users to create catalogues and perform other merchandising functions digitally.

CAD Pattern-Making and Marking/Nesting Software

AccuMark® software automates the design and pattern-making, pattern-grading (sizing), marker-making and nesting functions.  GT offers AccuMark to the apparel, transportation interiors, furniture, industrial fabrics and composites industries.  In the apparel industry, AccuMark pattern design and grading software is used to draft and digitize new patterns and replicate existing garments.  In addition, the software enables the automatic generation of markers that maximize the efficiency of material utilization prior to the cutting process.

AccuNest® software is automatic marker making software that creates and compacts markers automatically to deliver improved material yields every time.

Distribution

GT's products are sold through its worldwide direct distribution and service network and through independent agents and distributors.  GT's management recognizes that using a direct sales model in certain regions would likely increase its overall revenue, but believes that GT's long-standing agent and distributor network, staffed with knowledgeable individuals who speak the local language and understand the particular challenges and opportunities of their markets, represents an ultimately more valuable asset in these markets.  Management continues to evaluate this strategy on an ongoing basis to determine whether the use of an indirect or direct sales model is more appropriate.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts and equipment, from numerous suppliers.  Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing.  In some cases, GT uses only one source of supply for certain materials.  Historically, GT has not experienced significant difficulties in obtaining timely deliveries of these materials.  Increased demand or future unavailability of these materials could result in production delays that might adversely affect GT's business.  GT's management believes that, if required, it could develop alternative sources of supply for the materials it uses.  In the near term, GT's management does not foresee that the potential unavailability of materials, components or supplies from any particular source would have a material adverse effect on its overall business.

Competition

GT is a leading worldwide brand within the apparel and flexible materials market for computer-controlled material spreading and cutting systems, PLM and PDM solutions and pattern-making, grading and nesting software.  GT faces intense competition in each of these product areas from companies based in Europe, such as Lectra and Assyst-Bullmer, and in Japan, such as Takatori and Toray, which are significant suppliers in their respective regions.  However, GT believes that only Lectra has a product range and global breadth of distribution network that is comparable to GT's network.  This market dynamic enables GT to compete on a worldwide basis and support key international accounts as they shift production and sourcing activities around the world.

OPHTHALMIC LENS PROCESSING

Gerber Coburn ("GC"), the Company's Ophthalmic Lens Processing operating segment, is a leading supplier of equipment, supplies and software to the ophthalmic lens processing industry.  GC designs, manufactures, distributes and services a broad variety of products including equipment, software and consumables used in the production of prescription spectacle eyewear.  GC serves customers in a variety of market segments ranging from wholesale lens production laboratories to retail eyewear chains and independent eye care professionals such as ophthalmologists, optometrists and opticians, who perform certain in-office lens processing.

GC's offering includes equipment and consumables for all lens production steps such as blocking, fining, polishing and coatings.  It also includes software which translates patient prescription into information used by the equipment to produce the desired lens.  The product line extends to the finishing areas in which the lens is edged and inspected prior to mounting in the frame.

The Company believes that GC's large installed base of products, consisting of over 7,000 customers in approximately 75 countries, provides it with an opportunity to increase its aftermarket consumables business through expanded product offerings.  Furthermore, the Company believes that the growth market countries in Asia, Eastern Europe and Latin America represent an important revenue opportunity.  These markets are continuing to develop the infrastructure to perform sophisticated eye exams for a growing middle class who are likely to demand more for their prescription eyewear such as anti-reflective coatings and multi-focal lenses.  These additional lens features are expected to create demand for the type of products offered by GC.

A growing trend within the ophthalmic industry is the production of free-form (or digital) lenses.  Free-form lens production creates the progressive (no-line multi-focal) lens surface by way of machining rather than casting or molding processes, and enables the lens laboratory to provide value-added characteristics to the lens.  The Company believes that GC's recently introduced Advanced Lens Processing System satisfies the customer need in response to this growing market trend.

Equipment and software

GC's products reduce the amount of time and number of operations needed to process prescription lenses.  The benefits of GC's comprehensive solutions include a reduction of production steps, staff training cycles, operating errors and lens breakage.  Benefits also include improved lens quality, less optical knowledge required by laboratory staff, lower manufacturing costs per square foot, a clean work environment and the elimination of toxic metals and coolants.  GC's equipment offerings consist of lens surfacing equipment, coating equipment, finishing equipment and lens inspection equipment.

Prescription lenses are generally produced in one of two ways.  One method consists of the use of a "stock lens," in which the initial casting or injection molding of the lens produces the desired prescription.  This method requires that only the finishing operations be performed.  The first step of the finishing operation is blocking, in which a holding device (a block) is oriented and attached to the lens.  The shape of the frame is "traced" in a tracer that digitizes the measurements and then communicates them to an edger.  This blocked lens is then "finished," or edged, to match the shape of the frame onto which it will be mounted.

The other method starts with a semi-finished lens blank.  The blank is surface blocked and has a curve "generated," or cut, into the lens by a generator to create the desired prescription.  The lens generating process creates a lens that is geometrically correct, but not optically clear.  The fining process uses abrasive pads to eliminate cutting marks produced during the generating step.  The polishing operation uses a flock-based pad and slurry-based abrasive to make the lens optically clear.  The lens is then de-blocked and ready for coating or finishing.

Surfacing Equipment

GC offers a range of surfacing equipment that uses computer control to create precise curves on the lenses.  GC's lens surface generator offerings include products to satisfy the needs of labs of all sizes, processing all types of materials. GC offers the DTL Generator with Cut-to-Polish and Free-Form options, an affordable and expandable high-speed system for the wholesale laboratory market.  GC also offers blocking products designed for high throughput manufacturing environments.  The AcuBlock™ Eclipse Surface Blocker™ is a part of GC's line of lens layout blocking systems.  The CMX-50 cylinder machine, a finer and polisher, is offered to address the needs of the wholesale labs market segment.  The Acuity is a finer/polisher product that appeals to the retail segment of the market.  In fiscal 2008, GC launched the MAAT Polishing System for cut-to-polish and free-form lens production.

GC recently introduced its Advanced Lens Processing System, which includes the DTL Generator with Cut-to-Polish and Free-Form options and the MAAT Polishing System, which enables free-form lens production to create the progressive (no-line multi-focal) lens surface by way of machining rather than casting or molding processes, and enables the lens laboratory to provide value-added characteristics to the lens.

Coating Equipment

GC's scratch-resistant coating process eliminates waste and reduces operator exposure to coating materials.  The HRC-180 Coater is designed to meet the needs of wholesale laboratories, is high throughput, and is a self-contained, fully automated system for the application of high-performance, scratch resistant coating to all types of plastic and polycarbonate lenses.  For small labs and retail applications, GC offers the Stratum Lens Coating System.

Finishing Equipment

Through a relationship with Essilor International, a leader in ophthalmic products, GC is able to offer a wide range of finishing equipment such as the Kappa system. GC also provides finishing systems with drilling capabilities such as the Kappa CT/CTD system.  GC offers the Esprit 3D Lens Finishing System for international markets.

Lens Inspection Equipment

Lens inspection equipment is used to verify the quality and accuracy of the lenses produced.  Certain lens inspection equipment, such as the Dimetrix Lens Inspection and Finish Blocker, also blocks the lens.  Co-developed with Visionix, Ltd., Dimetrix streamlines lens production by combining finish blocking and lens power inspection into one device.

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

Software

GC's software is an important component of its comprehensive solutions, especially for small laboratories.  From simple remote tracing with Innovations Lite software to a more comprehensive software package such as Innovations Standard software, GC can provide prescription calculation software necessary to run an optical laboratory.  GC provides worldwide on-site software installation, training and support by leveraging its internal network of local service specialists.  During fiscal 2008, the Company sold its rights to the Innovations software product and retained the right to distribute the product on a worldwide basis.

Distribution

GC distributes products directly in the United States and Canada.  In other regions of the world, the Company leverages a combination of direct sales and independent agents to maximize geographic coverage.  GC also participates in industry trade shows in the Americas, Australia, Europe and Asia.  Trade shows often generate a significant source of new sales leads for GC.

Raw Materials

GC purchases materials from numerous suppliers and distributes certain products from third party OEM providers.  Many of the purchased materials are incorporated directly into GC's manufactured products, while others require additional processing.  GC has not experienced significant difficulties in obtaining timely deliveries from suppliers or OEM providers.  Increased demand for these materials or products or future unavailability could result in production delays that might adversely affect GC's business.  GC's management believes that, if required, it could develop alternative sources of supply for the materials and sourced products that it uses.  In the near term, GC's management does not foresee that the potential unavailability of materials, components, supplies or products from any particular source would have a material adverse effect on its overall business.

Competition

The combination of technology, value, strategic alliances and distribution has enabled GC to become a leading supplier of equipment, consumables and software to the ophthalmic industry.  GC's principal competitors in the large laboratory market segment are Satisloh GmbH and Schneider GmbH. Principal competitors in the retail and eye care professionals segment are Nidek, Briot and AIT.

GENERAL BUSINESS INFORMATION

BACKLOG

The backlog of firm orders within the Company's operating segments as of April 30, 2008 and 2007 is presented in the table below.  The entire backlog as of April 30, 2008 is expected to be delivered in fiscal 2009.

	April 30,
In thousands	2008	2007
Sign Making and Specialty Graphics	$3,462	$1,557
Apparel and Flexible Materials	43,435	43,197
Ophthalmic Lens Processing	1,440	2,600
	$48,337	$47,354

The increase in Sign Making and Specialty Graphics backlog is largely attributable to the acquisition of Data Technology, which contributed $1.4 million to backlog as of April 30, 2008.  The Sign Making and Specialty Graphics backlog as of April 30, 2008 did not include orders from the Solara ion, which was launched in May 2008.  The decrease in Ophthalmic Lens Processing backlog is considered by management to be related to the general conditions of the United States market and not related to a decline in market share.

INTELLECTUAL PROPERTY RIGHTS

The Company owns and has applications pending for a number of patents in the United States and other countries, that expire at various points over the next 17 years and cover many of its products and systems.  While the Company considers such patents and patent applications collectively to be important to its operations, it does not consider that any patent or patent group related to a specific product or system to be of such importance that the loss or expiration of any one or more of them would have a materially adverse effect on its overall business.

SEASONALITY

GSP and Spandex's sales of equipment and aftermarket materials are affected by seasonality in the sign industry, in which demand for these products customarily peaks in the fall and spring.  GT and GC do not experience significant seasonality trends.  Typically the Company realizes the largest portion of its annual revenue during the fourth fiscal quarter.

RESEARCH AND DEVELOPMENT

Developing new and innovative products and broadening the application of the Company's established products are important to the Company's continued success.  The Company invested $26.2 million in fiscal 2008, $24.3 million in fiscal 2007 and $24.9 million in fiscal 2006 in research and development activities.  The Company develops and designs new products for its customers to maintain a leading position in providing end-to-end customer solutions in its markets to the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.

FINANCING ACTIVITIES

The Company has agreements with major financial services institutions to assist customers in obtaining lease financing to purchase the Company's equipment.  The financial services institutions are the lessor and the customer is the lessee.  The leases typically have terms ranging from two to six years.  As of April 30, 2008, the amount of lease receivables financed under the agreements between the external financial services institutions and the lessees was $11.9 million. The Company's net exposure related to recourse provisions under these agreements was approximately $4.4 million.  The equipment sold generally collateralizes the lease receivables.  In the event of default by the lessee, the Company has a liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company.  In most cases, the Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution.

EMPLOYEES

The Company had approximately 2,200 employees as of April 30, 2008.  Of this amount, 63 percent are based outside of the United States.

GOVERNMENT REGULATION

None of the Company's principal businesses are directly subject to government regulation that is material to their businesses.

The textile and apparel industry is subject to trade laws, government regulations and Free Trade Agreements but is generally covered by decisions of the World Trade Organization (the "WTO").  The WTO eliminated quota restrictions on textile and apparel imports on January 1, 2005.  However, a special safeguard provision was included as part of China's accession to the WTO and has allowed other WTO members to re-impose quotas on Chinese imports through 2008 and, in the case of severe hardship, through 2013.  Reimposed quotas on China by the European Union expired in December 2007 and re-imposed quotas by the United States will expire in December 2008.  The impact of these quotas has been minimal and any further extensions would be expected to have an even lower impact on the Company's Chinese imports.

WEBSITES AND ADDITIONAL INFORMATION

The Company's principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074.  The Company's telephone number is (860) 644-1551 and website address is www.gerberscientific.com.  On the Investor Relations section of the Company's website, access is provided, free of charge, to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed with, or furnished to, the SEC, in accordance with Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.  The contents of the Company's website are not a part of this Annual Report on Form 10-K.  In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed by the Company electronically.   The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Management believes that the company's ability to develop or acquire new technologies is crucial to success.  The company may not be successful in enhancing existing products or developing or acquiring new products and technologies that will receive desired or expected levels of market acceptance.  In addition, new products must respond to technological changes and evolving industry standards.  The company's operating results could be adversely affected if it is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if products are introduced late to the market, thereby resulting in missed opportunities in dynamic, fast-moving markets or do not achieve market acceptance.

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

Some hardware and aftermarket consumables products are manufactured to the company's specifications by either domestic or international manufacturers or suppliers.  The inability or unwillingness of a manufacturer or supplier to ship such products in a timely manner or to meet quality standards could cause the company to miss customers' delivery date requirements for those items, which could result in the cancellation of orders, refusal to accept deliveries, lost customers, product returns or voluntary reductions in purchase prices, any of which could have an adverse effect on the company's operating results and financial condition.

The company's product development efforts generally have longer-term timetables, on occasion requiring us to enter into original equipment manufacturer ("OEM") arrangements to augment product lines.

The company continually engages in the development of new and enhanced products in an effort to develop incremental sales and improve gross margins.  The industries in which the company operates are highly competitive and subject to significant and rapid technological change.  In some periods, revenue growth depends on outsourcing arrangements with OEMs to augment product lines.  If OEMs are not able to supply products reliably, timely, or at a competitive cost, the company's business may suffer.  Further, the gross margins associated with sales of OEM products tend to be lower than those associated with internally developed products.

The company may not benefit from our acquisition strategy.

As part of the company's business strategy, management regularly evaluates opportunities to enhance the company's value by pursuing acquisitions of other businesses.  Management cannot provide any assurance with respect to the timing, likelihood, size or financial effect of any potential transaction as the company may not be successful in identifying and consummating acquisitions or in integrating any newly acquired business into the company's operations.

The evaluation of business acquisition opportunities and the integration of any acquired businesses pose a number of significant risks, including the following:

•
acquisitions may place significant strain on management, financial and other resources by requiring the company to expend a substantial amount of time and resources in the pursuit of acquisitions that may not completed, or to devote significant attention to the various integration efforts of any newly acquired businesses, all of which will require the allocation of limited resources;

•
acquisitions may not have an immediate positive impact on the company's cash flows or results of operations because of transaction-related expenses or higher operating and administrative expenses that may be incurred in the periods immediately following an acquisition as the company seeks to integrate the acquired business into its operations;

•	the company may not be able to eliminate as many redundant costs as anticipated;
•
the company's operating and financial systems and controls and information services may not be compatible with those of companies that may be acquired and may not be adequate to support integration efforts, and any steps taken to improve these systems and controls may not be sufficient;

•	growth through acquisitions could increase the company's need for qualified personnel, who may not be available; and
•	acquired businesses may have unexpected liabilities and contingencies, which could be significant.

The company is subject to currency risks, geopolitical risks and other risks as a result of international operations.

The company's export sales have generally been made in United States dollars, although in some territories, principally Western Europe, the company sells in local currencies.  The company's international operations, including  United States export sales, represented approximately 75 percent of the company's revenue for the year ended April 30, 2008.

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

The company expects that revenue from international markets will continue to represent a significant portion of total revenue.  It is costly to maintain international facilities and operations, promote brand names internationally and develop localized systems and support centers.  Some of the risks that the company faces as a result of its international presence include:

•	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;
•	imposition of or increases in currency exchange controls;
•	potential inflation in the applicable foreign economies;
•	imposition of or increases in import duties and other tariffs on products; and
•	imposition of or increases in foreign taxation of earnings and withholding on payments received from subsidiaries.

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

The company is subject to credit market risk.

Recent distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  Investments subject to credit market risk as of April 30, 2008 include investments held on behalf of the company's nonqualified supplemental pension plan in rabbi trust and within the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan.  Credit market risk could negatively impact the company's lenders' ability and willingness to fund the commitment amount of the credit facility and suppliers being able to deliver goods in accordance with their commitments.  Additionally, credit market risk could adversely impact the performance of the company's investments in its pension plans, resulting in unrealized temporary losses, realized losses, or a decline in the funded status of its pension plan.

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

Uncertainty continues to exist with respect to certain effective European Union legislation.  One European Union directive restricts the use of certain hazardous substances in listed categories of electrical and electronic equipment, and another directive mandates the collection, reuse, recycling, treatment and environmentally sound disposal of listed categories of electrical and electronic equipment at the end of its useful life.  If alleged to be in noncompliance with this or other European Union directives affecting finished products, the company could be required to pay significant legal fees in defense of its positions and, if unsuccessful, could be required to suspend sales of noncompliant products within certain European Union countries.  The suspension of product sales could cause the breach of a contractual obligation and result in the company being directly or indirectly liable for costs, penalties or third-party claims.  A sustained finding of noncompliance could additionally require the company to incur significant expenses associated with the redesign or reengineering of products or manufacturing processes, or incur expenses associated with the possible recall of any noncompliant product and/or the management of historical waste products.

The intellectual property of the company's businesses, though protected by patents and trademarks, may be at risk when the company manufactures at foreign locations.

As some of the Company's manufacturing operations are shifting offshore, there is a risk of having patented products reverse-engineered and rebuilt by a local competitor.  In some countries, such as China, the company cannot guarantee that its intellectual property rights will be protected.  Management considers patents and patent applications collectively to be important to the company's operations and has established controls to help secure intellectual property.  These controls may not prove to be effective in all circumstances.

The company's businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in the industries in which it operates and other external forces.

The company's businesses and operations could be affected by the following, among other factors:

•	changes in general economic conditions and specific conditions in industries in which the company's businesses operate that can result in the deferral or reduction of purchases by end-use customers;
•	changes in the level of global corporate spending on technologies related to such economic conditions;
•	the effects of terrorist activity and international conflicts, which could lead to business interruptions;
•	the size and timing of significant orders, which can be non-recurring;
•	product configuration and mix;
•	market acceptance of new products and product enhancements;
•	announcements, introductions and transitions of new products by the company or the company's competitors;
•	deferrals of customer orders in anticipation of new products or product enhancements introduced by the company or the company's competitors;
•	changes in pricing in response to competitive pricing actions;
•	supply constraints;
•	the level of expenditures on research and development and sales and marketing programs;
•	the company's ability to achieve targeted cost reductions;
•	rising interest rates; and
•	excess facilities.

At various times in recent years, markets for one or more of the company's main products have been characterized by falling prices, unstable exchange rates, weaker global demand and shifting production bases. In this type of environment, the company's ability to achieve and sustain profitability may depend to a great degree on the ability to reduce costs, including the costs of sourced materials, manage the supply chain, increase productivity levels, reposition the company within higher value-added market segments and establish a production presence in geographic areas outside the United States.

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

Competition has intensified in recent years within each market segment in which the company operates.  Unless the company's business units can effectively implement strategies to lower costs, enhance the rate of product development, stimulate revenue growth, expand the geographic reach of operations and leverage brand names and distribution networks, the company may experience a decline in operating results, and a deterioration of financial condition and cash flows.

Any significant impairment of the company's goodwill would lead to a decrease in the company's assets and reduction in the company's net operating performance.

Approximately 16 percent of the company's assets consisted of goodwill as of April 30, 2008.  If the company makes changes in its business strategy or if market or other conditions adversely affect business operations, the company may be forced to record an impairment charge, which would lead to decreased assets and a reduction in net operating performance.  The company tests goodwill for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicates that impairment has occurred, the company is required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made.  The testing of goodwill for impairment requires the company to make significant estimates about the future performance and cash flows of the company, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Any changes in key assumptions, or actual performance compared with those assumptions, about the business and its future prospects or other assumptions could affect the fair value of one or more reporting units which may result in an impairment charge.

Risks Relating to the Sign Making and Specialty Graphics Segment

Gerber Scientific Products must enhance and diversify its product lines and accelerate the pace of new product development, or risk a loss of market share and declining operating results.

Gerber Scientific Products must enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective.  Gerber Scientific Products also must respond to the transition of sign shops to lower-cost inkjet imaging systems, calendered vinyls and digital media systems.  Product development may be outpaced by advances in inks, substrate materials or print head technology that could alter what end-use customers deem to be the preferred equipment and, in turn, adversely affect the level of market acceptance of Gerber Scientific Product's future equipment offerings.

If aftermarket suppliers decide to sell to its customers directly, operating results would be adversely affected.

Most aftermarket products are supplied on an OEM basis from large industry suppliers.  Although the company believes there are alternative sources of supply, the company would need to compete with its current suppliers if they decide to sell directly to the company's customers, which could adversely affect this segment's operations.

The non-renewal by any of Gerber Scientific Products' key United States distributors of annual distribution agreements could adversely affect this segment's operating results.

As a significant percentage of Gerber Scientific Products' revenue is represented by its principal United States distributors,

the non-renewal by some or all of the annual distribution agreements could adversely affect the segment's operating results.  Additionally, there is the further risk that distributors may compete directly in the distribution of inkjet imaging products.

If the company does not choose the right products to distribute to its end-use customers and distributors, its market position and operating results may suffer.

A failure to meet customer requirements could have a negative effect on this segment's market position and operating results.  Gerber Scientific Products, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers.  To maintain relationships with customers, Gerber Scientific Products and Spandex must distribute the products that meet customer specifications.  They must also ensure that the products are operating correctly and that sales personnel and technicians are properly trained concerning the capabilities and calibration of new products.  In light of the increased pace of technological advances and the proliferation of new products due to low industry barriers to entry, end-use customers have become increasingly dependent on the company to perform these functions and have this expertise.  To meet these objectives, Gerber Scientific Products and Spandex must carefully manage relationships with equipment and aftermarket consumables suppliers, making sure that they are satisfied with performance and services.

Risks Relating to the Apparel and Flexible Materials Segment

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

A failure by Gerber Technology to respond effectively to increased competition in sales of low-end products, which may require further steps to reduce Gerber Technology's cost of production, may result in a loss of market share and otherwise adversely affect this segment's operating results.  Low-end products, particularly CAD systems, have experienced increased usage in growth markets such as China, India and Eastern Europe.  Although these products tend to be local in their distribution, thereby minimizing shipping costs, import duties and the cost of obtaining an import license, but there is a risk that these products will be distributed regionally.  Further, the introduction by competitors of spreaders and plotters in some developing countries could result in more intense competition in growth market countries that are expected to provide significant growth opportunities for Gerber Technology.

The impact of the phasing out of trade quotas for the apparel and textile industries and for Gerber Technology is not fully known.

The elimination of trade quota restrictions on textile and apparel imports may contribute to a significant consolidation in apparel and textile sourcing that could hurt many countries whose exports of textiles and apparel account for a very high percentage of their export earnings or their gross domestic product.  Although Gerber Technology is seeking to position its business to respond to the changes that may result from the lifting of the trade quotas, the nature and impact of those changes cannot be fully known or assessed.  Gerber Technology's strategy of investing in key emerging markets, particularly China, may not produce the expected results in light of the changing market conditions.

Risks Relating to the Ophthalmic Lens Processing Segment

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

Gerber Coburn must successfully perform under agreements for the distribution of key distributor products or face the risk that those distribution agreements may not be renewed.

A portion of Gerber Coburn's revenue comes from the sales of products that are developed and manufactured by third parties.  Gerber Coburn's distribution rights are contractually tied to performance levels which include sales minimums.  In the event that those performance levels are not achieved, Gerber Coburn may risk the loss of distribution rights for the affected products, which could adversely affect Gerber Coburn's operating results.

Gerber Coburn must successfully respond to market demands for new products, in the area of direct surfacing, or risk the loss of market share to competitors.

A growing demand within the ophthalmic laboratory segment is that of direct surfacing, sometimes called digital surfacing or free-form lens processing.  Direct surfacing requires new, more precise and more complex equipment which Gerber Coburn has had under development and recently launched in the fourth quarter of fiscal 2008.  If Gerber Coburn's equipment does not achieve sufficient market acceptance, this segment could experience adverse operating results and a loss of market share.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of April 30, 2008, the Company maintained facilities at the following locations:

Type of Facility	Location	Square Feet

Corporate headquarters / manufacturing / office (L) (1,3)	South Windsor, Connecticut	250,000
Manufacturing / office (O) (1,2,3)	Tolland, Connecticut	224,000
Manufacturing / office (L) (4,5)	Manchester, Connecticut	118,000
Manufacturing / office (O) (1)	Lancaster, England	125,000
Manufacturing / office (L) (2)	Ikast, Denmark	64,000
Manufacturing / office (O) (1)	Achern, Germany	56,000
Warehouse / sales and service office (L) (1,5)	Bristol, England	110,000
Warehouse / sales and service office (O) (4)	Adelaide, Australia	17,000
Warehouses / sales and service offices (L) (1,2,3)	Various	596,000

(O)	Company-owned
(L)	Leased

(1)	Sign Making and Specialty Graphics
(2)	Apparel and Flexible Materials
(3)	Ophthalmic Lens Processing
(4)	Unoccupied. Australia facility is held for sale as of April 30, 2008.
(5)
As of April 30, 2008, the Company sublet 49,100 square feet in Manchester, Connecticut and 32,585 square feet in Bristol, England to independent third parties.  These subleases expire over various periods.

Management believes that the Company's facilities, which are utilized primarily on a single-shift basis with overtime, are adequate to meet the Company's current requirements.  The Company's leases for warehouse and sales and service office space are generally on a short-term basis.  Rentals for leased facilities aggregated $10.0 million in fiscal 2008.  The Company owns most machinery and equipment used in its operations and leases the remainder.  In fiscal 2008, the aggregate rental payments under such leases totaled $3.4 million.  For additional information about the Company's leases, see Note 15 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended April 30, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents, as of April 30, 2008, certain information below about each of the Company's executive officers and certain significant employees over the past five years, including positions held with other companies and with subsidiaries of the Company.  All officers serve at the pleasure of the Board of Directors.

Name	Age	Position as of April 30, 2008 and Date of Initial Appointment	Other Business Experience Since April 30, 2003
Marc T. Giles	52	President and Chief Executive Officer (November 29, 2001)	---

Michael R. Elia	49	Executive Vice President and Chief Financial Officer (April 15, 2008)
Chief Financial Officer, Risk Management Solutions, Inc. (January 2008 – April 2008), a specialty service provider for the insured and alternative risk marketplace; Senior Vice President and Chief Financial Officer of FastenTech, Inc. (January 2004 - December 2007), a global metal products manufacturer; Owner, private financial and marketing services consulting company (May 2003 - December 2004); Senior Vice President and Chief Financial Officer, Insilco Holding Company (June 1999 - April 2003), a diversified manufacturer of electronic and telecommunications components.

James S. Arthurs	64	Senior Vice President (September 30, 2002); President Asia-Pacific, Gerber Scientific, Inc. (February 1, 2005)	President, Gerber Technology (September 2002 - January 2005)

William V. Grickis, Jr.	57	Senior Vice President and General Counsel (October 1, 2003); Secretary (November 20, 2003)	Private legal practice (May 2002 - September 2003)

John R. Hancock	61	Senior Vice President (December 7, 2001); President, Gerber Technology (February 1, 2005)	President, Gerber Coburn Optical (December 2001 - February 2005)

John D. Henderson	47	Vice President, Project Management Office (May 1, 2006)	Executive Director, Project Management Office (July 2004 - April 2006); Director, Customer Service - Americas (January 2003 - June 2004)

Alex F. Incera	44	General Manager, Gerber Coburn (January 23, 2008)	Executive Director of Marketing, Gerber Coburn (October 2006 – January 2008); Vice President of Engineering, Gerber Coburn (March 1999-October 2006)

John J. Krawczynski	36	Vice President, Chief Accounting Officer and Corporate Controller (September 5, 2005)	Controller, Lydall, Inc. (May 2004 - August 2005), manufacturer of thermal/acoustical and filtration/separation products; Assistant Controller, Lydall, Inc. (November 2001 - April 2004)

Rodney W. Larson	50	Senior Vice President (May 1, 2007); President, Spandex (July 1, 2007)
President, Gerber Coburn (March 2006); Independent consultant (2005 – April 2007); VP, Sales and Marketing, Key Technology (2003 - 2005) developer of automated inspection, sorting and material conveying solutions for process industries

Stephen P. Lovass	38	Senior Vice President; President, Gerber Scientific Products (February 11, 2008); President, Gerber Coburn (July 1, 2007)
Vice President; President, Spandex (November 2006); Interim Group Managing Director, Spandex Ltd. (February 2005 - November 2006); VP, Marketing and Business Development, Spandex Ltd. (April 2004 - February 2005); Executive Director, Product Management and Marketing, Gerber Technology (May 2001 - March 2004)

Joseph R. Mele	56	Senior Vice President, Operations (January 2, 2008)	Partner, Lean Horizons Consulting (January 2006 - December 2007); Partner, Accenture (February 1998 – December 2005), global management consulting, technology services and outsourcing company

Jay Wickliff	56	Vice President; Global Human Resources (September 1, 2006)	Executive Director, Human Resources (January 2002 - September 2006)

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

	High	Low	Close
Fiscal 2008
First Quarter	$13.25	$9.76	$10.38
Second Quarter	$11.94	$9.74	$11.05
Third Quarter	$11.24	$8.25	$8.80
Fourth Quarter	$9.68	$7.56	$9.27
Fiscal 2007
First Quarter	$15.59	$9.55	$15.33
Second Quarter	$16.80	$13.17	$14.61
Third Quarter	$14.99	$11.33	$12.33
Fourth Quarter	$12.98	$9.86	$10.01

Record Holders
As of May 31, 2008, the Company had 788 holders of record of its common stock.

Dividend Policy
The Company does not expect to pay cash dividends on its common stock for the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's financial condition, operating results, cash flows, capital requirements and other factors that the Board of Directors may deem relevant.  Under the terms of its current credit facility, the Company is restricted in making cash dividend payments, which may not exceed 25 percent of the preceding year's net income.

Recent Sales of Unregistered Securities
No reportable matters occurred during the fiscal quarter ended April 30, 2008.

Stock Repurchase Plan
Pursuant to a November 1998 Board of Directors' resolution, the Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time, as in the opinion of management, if market conditions warrant.  Under this authorization, the Company purchased 1.0 million shares in fiscal 2000.  As of April 30, 2008, the Company could purchase up to an additional 2.0 million shares.

Performance Graph

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference, and shall not be otherwise deemed filed under such Acts.

The following graph compares the cumulative return on the Company’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s SmallCap 600 Index and the Dow Jones US Electronic Equipment Index. Cumulative total return is measured assuming an initial investment of $100 on April 30, 2003, including reinvestment of dividends. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, the Company has chosen to compare its performance to the Standard & Poor’s SmallCap 600 Index (which includes the Company as a constituent) and to the Dow Jones US Electronic Equipment Index.

	Apr-03	Apr-04	Apr-05	Apr-06	Apr-07	Apr-08
Gerber Scientific Inc.	$100	$73	$86	$126	$121	$112
S&P SmallCap 600 ©	$100	$140	$155	$203	$219	$199
Dow Jones US Electronic Equipment Index	$100	$145	$138	$193	$205	$214
Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Chief Executive Officer and Chief Financial Officer Certifications
The Company has filed with the SEC as Exhibits to this Annual Report on Form 10-K the certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 regarding the Company's financial statements, internal control over financial reporting, disclosure controls and procedures and other matters.  In addition, following the fiscal 2007 annual meeting of shareholders, the Company submitted to the NYSE in a timely manner the annual certification of the Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the fiscal years ended April 30, 2008, 2007, 2006, 2005 and 2004.  The selected financial data was derived from the Company's audited financial statements.  The selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the audited consolidated financial statements, including the notes thereto, included in Item 15 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended April 30,
In thousands except per share amounts	2008	2007	2006	2005	2004
Revenue	$640,017	$574,798	$530,418	$517,322	$516,816
Income (loss) before cumulative effect of a change in accounting principle	$14,504	$13,508	$2,984	$(5,638)	$4,581
Per common share:
Basic	$0.62	$0.59	$0.13	$(0.25)	$0.21
Diluted	$0.61	$0.58	$0.13	$(0.25)	$0.20
Net income (loss)	$14,504	$13,508	$2,644	$(5,638)	$4,581
Per common share:
Basic	$0.62	$0.59	$0.12	$(0.25)	$0.21
Diluted	$0.61	$0.58	$0.12	$(0.25)	$0.20
Total assets	$378,539	$335,962	$310,480	$313,319	$291,290
Long-term debt (includes current maturities)	$42,000	$31,836	$7,120	$45,742	$59,021
Shareholders' equity	$169,563	$144,481	$125,616	$115,715	$117,441

During fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement 109, and recorded a $2.4 million decrease to equity.

During fiscal 2007, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and recorded $1.0 million in stock based-compensation expense related to stock options, net of tax ($0.04 per diluted share) for the fiscal year ended April 30, 2007.  The Company also adopted the provisions of FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158").  The adoption of SFAS 158 resulted in a $4.2 million increase to total assets, a $0.5 million increase to other accrued liabilities and total current liabilities, a $12.6 million increase to other long-term liabilities, and a $8.9 million decrease to equity, net of tax.

During fiscal 2006, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Contingent Asset Retirement Obligations, and recorded a cumulative effect of a change in accounting principle of $0.3 million, net of tax ($0.01 per diluted share).

The results for fiscal 2005 included after-tax corrections of prior periods of $0.8 million ($0.04 per diluted share), primarily associated with the accounting for an operating lease containing minimum rent escalations and the accounting in fiscal 2001 for an intercompany transaction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable.  Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  These include, among others, statements relating to:

•	expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
•	future cash flows and uses of cash and debt reduction strategies;
•	prospective product developments and business growth opportunities, as well as competitor product developments;
•	demand for the Company's products and services;
•	the impact of recently enacted and proposed international environmental laws on the Company's international revenue;
•	methods of and costs associated with potential geographic expansion;
•	regulatory and market developments and the impact of such developments on future operating results;
•	potential impacts from credit market risk;
•	future effective income tax rates;
•	the outcome of contingencies;
•	the availability and cost of raw materials; and
•	pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties are set forth in Item 1A, "Risk Factors" of this Annual Report on Form 10-K.  The Company cannot assure that its results of operations, financial condition, or cash flows will not be adversely affected by one or more of these factors.  The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

GENERAL

The following discussion is intended to help the reader understand the Company's operations and business environment.  Management's Discussion and Analysis ("MD&A") is provided as a supplement to the consolidated financial statements and therefore should be read in conjunction with Item 15, "Exhibits, Financial Statement Schedules," of this Annual Report on Form 10-K.  MD&A is comprised of the following primary sections:

•	Overview and Outlook - a brief summary of fiscal 2008 and expectations for future periods.
•
Results of Operations and Segment Review - an analysis of the Company's consolidated results of operations for the three years presented in the consolidated financial statements and by reportable segment.

•
Financial Condition - an analysis of the Company's liquidity and capital resources, cash flows, off-balance sheet arrangements, aggregate contractual obligations, and an overview of the financial position.

•	Critical Accounting Estimates - a description of accounting policies that require critical judgment and estimates.

OVERVIEW AND OUTLOOK

The Company is a leading worldwide provider of equipment, software, aftermarket materials and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.

The Company focuses on product innovation and premier customer service through the following three operating segments, with business units parenthetically shown:

•	Sign Making and Specialty Graphics (including both Gerber Scientific Products and Spandex business units),
•	Apparel and Flexible Materials (Gerber Technology) and
•	Ophthalmic Lens Processing segment (Gerber Coburn).

The Company is focused on accelerating growth in fiscal 2009 through new products that are developed internally, bolt-on acquisitions and geographic expansion.  New product sales fuel the Company's overall growth and future sustainability, while geographic expansion broadens sales opportunities for the Company's existing product and service portfolio.  In fiscal 2008, the Company introduced several key new products including the Solara ion, an UV inkjet printer within the Sign Making and Specialty Graphics segment.  As of the commercial launch date, the Company had received approximately 200 advance orders, of which three-quarters were firm orders that are expected to generate approximately $10.0 million of revenue.  The Company anticipates that it will sell 400 to 600 units in fiscal 2009.  During the first quarter of fiscal 2009, the Company also announced the launch of the GERBERcutter®Z7, its first in the new Z series of premium line of multi-ply cutting systems.  The Company also recently launched the DTL200 generator and MAAT polisher, which together form the basis for the Advanced Lens Processing System with free-form capability within the Ophthalmic Lens Processing segment.  Free-form capability is a leading technological advancement within the ophthalmic industry.

In fiscal 2008, key new product revenue of $35.6 million increased 31.0 percent, as compared with fiscal 2007, driven by sales of the XLc7000 multi-ply GERBERcutter® and the Taurus X Series leather cutter featuring Pivex™ technology in the Apparel and Flexible Materials segment.

The Company acquired Data Technology at the beginning of fiscal 2008 and this acquisition enhanced the Company's product portfolio as well as provided a new customer base in the corrugated and packaging industries.  Data Technology contributed $14.1 million to revenue for the year ended April 30, 2008.

The Company has expanded geographically within the past several years.  Most notably, the Company's China operations have continued to develop with revenue reaching $32.4 million in fiscal 2008, which is the highest revenue that the Company has ever posted in greater China.  This geographic expansion is consistent with the shift by the Company's customers to lower cost locations, primarily within the Apparel and Flexible Materials operating segment.  The Company continues to invest in its China operations.

Additionally, the Company's Sign Making and Specialty Graphics operating segment international division contributed significantly to revenue growth through organic growth, primarily through increased sales of aftermarket products.

The foregoing activities, together with the favorable impact of foreign currency translation of $37.1 million have contributed to the Company's improved revenue performance for fiscal 2008 over fiscal 2007.

The table below presents revenue by reportable segment for the past three fiscal years.

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Sign Making and Specialty Graphics	$361,086	$302,087	$276,277
Apparel and Flexible Materials	207,945	196,164	182,808
Ophthalmic Lens Processing	70,986	76,547	71,333
	$640,017	$574,798	$530,418

The Company's higher revenue for the fiscal year ended April 30, 2008 also resulted in higher costs of sales and selling, general and administrative costs.  The Company is focused on improving gross margin and controlling operating costs through lean manufacturing principles, a focus on low cost sourcing, leveraging the Company's presence within China and its shared services model.  As a percentage of revenue, selling, general and administrative expenses reflected modest improvement in fiscal 2008 as compared with the prior year periods.  Selling, general and administrative expenses for the year ended April 30, 2008 were adversely impacted by $0.9 million of professional fees related to external assistance associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in

Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48").

The following table presents the components of operating income as a percentage of revenue.

	For the Fiscal Years Ended April 30,
	2008	2007	2006
Gross profit margin	29.1%	30.0%	30.3%
Selling, general and administrative expenses	(21.2)%	(21.7)%	(22.2)%
Research and development	(4.1)%	(4.2)%	(4.7)%
Restructuring charges	---	---	---
Operating income	3.8%	4.1%	3.4%

Net income benefited in fiscal 2008 from two significant nonrecurring transactions:  the sale of a land parcel in the United States and the sale of the Ophthalmic Lens Processing segment's Innovations software.  The gains of $2.3 million from these transactions are included as other income.  Fiscal 2007 results included a realized gain as other income of $1.0 million related to the sale of certain investments that did not recur in fiscal 2008.

The Company refinanced its former credit facility on January 31, 2008, replacing its previous $50 million facility with a $125 million senior secured credit facility.  The new facility provides greater capital flexibility and should result in lower weighted-average interest rates, primarily as a result of lower amortization of deferred financing costs.

In fiscal 2009, the Company expects to continue to grow its revenue base through new products, market expansion and targeted acquisitions.  Economic conditions can impact the Company’s businesses, as experienced within the Ophthalmic Lens Processing segment in fiscal 2008.  The Company continues to closely monitor the potential impact of changing economic conditions on its business and although global economic uncertainty currently exists, the Company believes that growth and improved profitability can be achieved in fiscal 2009 through its new product launches, such as the Solara ion, as well as gaining momentum and traction on manufacturing cost reduction initiatives and a focus on cost containment process improvements through the execution of lean principles.  The combination of these initiatives is expected to mitigate the potential impact of weaker market conditions on the Company’s fiscal 2009 results of operations.

RESULTS OF OPERATIONS

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Revenue	$640,017	$574,798	$530,418
Cost of sales	453,484	402,424	369,902
Gross profit	186,533	172,374	160,516
Selling, general and administrative expenses	136,247	124,460	118,053
Research and development	26,187	24,282	24,878
Restructuring charges	---	---	(231)
Operating income	$24,099	$23,632	$17,816

Revenue - Consolidated revenue for fiscal 2008 increased by $65.2 million, or 11.3 percent, as compared with fiscal 2007, which increased $44.4 million, or 8.4 percent as compared with fiscal 2006.  Foreign currency translation increased consolidated revenue by approximately $37.1 million in fiscal 2008 as compared with fiscal 2007 and by approximately $19.2 million in fiscal 2007 as compared with fiscal 2006.

The table below presents revenue by source for the fiscal years indicated and the related mix.

	For the Fiscal Years Ended April 30,
In thousands	2008		2007		2006
Equipment and software revenue	$205,180	32%	$192,166	33%	$176,270	33%
Aftermarket supplies revenue	360,765	56%	316,975	55%	292,085	55%
Service revenue	74,072	12%	65,657	12%	62,063	12%
Revenue	$640,017	100%	$574,798	100%	$530,418	100%

Equipment and software revenue growth in fiscal 2008 was driven by the favorable impact of foreign currency translation, contribution from the Data Technology acquisition and sales of key new products.  The incremental impact of the Data Technology acquisition provided $9.9 million of equipment and software revenue in fiscal 2008.  Key new equipment and software products revenue was $29.9 million, $23.0 million and $12.4 million for the years ended April 30, 2008, 2007 and 2006, respectively.  The growth in fiscal 2008 key new equipment products revenue of $6.9 million was primarily from increased sales of the XLc7000 multi-ply GERBERcutter® and the Taurus X Series leather cutter featuring Pivex™ technology within the Apparel and Flexible Materials segment, partially offset by a decline within the Sign Making and Specialty Graphics segment, particularly from lower sales of the Solara UV2 inkjet printer.  The Company anticipates that the launch of the Solara ion in fiscal 2009 will result in growth in key new equipment products revenue for the Sign Making and Specialty Graphics segment.  Customer anticipation of the Solara ion is considered by management to have slowed Solara UV2 sales in the latter half of fiscal 2008.  Higher volume sales in China also contributed to the year-over-year growth for equipment and software revenue.  Additionally, lower equipment sales volume within the Ophthalmic Lens Processing segment in fiscal 2008 is considered by management to be attributable to weak United States market conditions and partially offset the fiscal 2008 equipment and software revenue growth.

Aftermarket supplies revenue increased 13.8 percent from fiscal 2007 to fiscal 2008 and increased 8.5 percent from fiscal 2006 to fiscal 2007.  This increase was primarily in the Company's Sign Making and Specialty Graphic's international operations and was largely attributable to the favorable impact of foreign currency translation and organic growth.

Service revenue increased primarily within the Apparel and Flexible Materials segment over the past three years and was fueled by the impact of the increased equipment installed base.

The Company expects that continued sales of key new products, including the recently introduced Solara ion, the Advanced Lens Processing system, and the GERBERcutter®Z7, as well as ongoing sales activity in China and other geographically significant regions should facilitate revenue growth in future periods.

The following table presents segment revenue as a percentage of consolidated revenue in fiscal 2008, 2007 and 2006:

	For the Fiscal Years Ended April 30,
	2008	2007	2006
Sign Making and Specialty Graphics	56%	53%	52%
Apparel and Flexible Materials	33%	34%	35%
Ophthalmic Lens Processing	11%	13%	13%
	100%	100%	100%

The Sign Making and Specialty Graphics segment continued to contribute significantly to consolidated revenue, primarily from the Spandex business unit, this segment's international distribution business, and the impact of the Data Technology acquisition in May 2007.  Revenue from this segment includes both sales of internally developed and OEM inkjet printers and legacy thermal printers, as well as sales of related aftermarket materials.  Contribution to the Company's consolidated revenue from the Apparel and Flexible Materials segment increased in total dollars, but remained relatively constant on a percentage basis in fiscal 2008.  The Ophthalmic Lens Processing segment contributed less to consolidated revenue than in prior years, which management believes is primarily attributable to softness in the United States ophthalmic markets as well as the impact of customer consolidations, which affected both equipment and aftermarket product sales volume.  Foreign currency translation contributed to the increased revenue in each segment in fiscal 2008 and 2007.

Revenue by geographic region and as a percentage of consolidated revenue in fiscal 2008, 2007 and 2006 was as follows:

	For the Fiscal Years Ended April 30,
In thousands	2008		2007		2006
North America	$208,225	32.5%	$197,451	34.4%	$206,391	38.9%
Europe	292,252	45.7%	243,564	42.4%	214,169	40.4%
Rest of World	139,540	21.8%	133,783	23.2%	109,858	20.7%
	$640,017	100.0%	$574,798	100.0%	$530,418	100.0%

A higher proportion of revenue has been derived from the Company's international operations over the past few years and the effect of foreign currency translation favorably impacted the international revenue over the past three years.  The significant increase in Europe revenue was attributable to organic growth from an increase in volume sales of aftermarket consumables.  The increase in revenue for the Rest of World region was a result of the Apparel and Flexible Materials business volume in Asian markets and was attributable to both the continued migration of apparel production to growth markets, particularly China, and the success of new products.  This shift was also a factor in the lower percentage contribution of revenue in the North American region.  Additionally, the Ophthalmic Lens Processing business volume in North America markets has declined primarily as a result of softness in United States markets and the impact of recent customer consolidations.

As an international company, operating results are affected by global, industrial and political factors.  However, geographic and industry diversity has helped limit the impact of any one industry or the economy of any single country on the Company's consolidated revenue and operating results.  In fiscal 2009, the Company expects to continue to focus both on its domestic and international operations, by promoting new product launches worldwide and conducting business in targeted markets, particularly in the Rest of World region.

Gross Profit - Gross profit has increased over each of the past three fiscal years, as shown in the following table.

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Gross profit	$186,533	$172,374	$160,516
Gross profit margin	29.1%	30.0%	30.3%

The translation impact of foreign currency-denominated revenue coupled with United States dollar-denominated costs favorably impacted the Company's gross profit in both fiscal 2008 and fiscal 2007, as compared with prior year periods.  Additionally, improved sales volume increased gross profit in fiscal 2008 by approximately $4.8 million from fiscal 2007 and sales mix and pricing increased gross profit by approximately $0.3 million.  The improvements in sales volume included the licensing of patented technology and the favorable impacts of the Data Technology acquisition.  For fiscal 2007, increased sales volume contributed to gross profit approximately $6.4 million, while sales mix and pricing decreased gross profit by $0.4 million as compared with fiscal 2006.

The Company's gross profit margin has declined slightly over the past two fiscal years.  The lower overall gross profit margins were primarily attributable to a higher contribution of revenue from the Company's Spandex business unit, which is an international distribution business and realizes lower gross margins than the Company's manufacturing businesses.  The Company continues to focus on the implementation of lean manufacturing initiatives.  The gross profit margins of the Company's core manufacturing business have started to benefit from the application of lean manufacturing principles.  These initiatives involve programs focusing on improving the Company's profit margins, enhancing the quality of the Company's product offerings, increasing the availability of aftermarket parts and supplies, and strengthening manufacturing policies and procedures.  The Company continues to investigate low-cost sourcing of key parts and components of new products.  The Company anticipates that all of these programs should contribute to enhanced profitability.  In fiscal 2008,  lower equipment sales volume and an unfavorable mix of manufactured products offset the benefits achieved.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	Change	2007	2006	Change
Selling, general and administrative expenses	$136,247	$124,460	9.5%	$124,460	$118,053	5.4%

Although selling, general and administrative expenses ("SG&A") increased in fiscal 2008 and fiscal 2007, as compared with prior year periods, SG&A expenses as a percentage of revenue have declined over the past three fiscal years.  Foreign currency translation increased SG&A costs by approximately $6.2 million in fiscal 2008 as compared with fiscal 2007, and approximately $3.7 million in fiscal 2007 as compared with fiscal 2006.

Fiscal 2008 SG&A expenses included higher commissions, sales and marketing costs for strategic investments related to new products, and incremental costs from geographic expansion.  Additionally the Company incurred higher professional fees of $0.9 million as compared with the prior year related to external assistance associated with the adoption of FIN 48.  Severance costs were $0.7 million higher in fiscal 2008 than in fiscal 2007.  These items were partially offset by lower incentive compensation expense of $1.0 million, lower self-insurance costs of $0.8 million and lower pension costs of $0.7 million.  The lower incentive compensation expense primarily resulted from incentive compensation plan design changes adopted at the beginning of fiscal 2008.  Lower pension costs were primarily related to employee demographic changes.

The fiscal 2007 increase in SG&A costs as compared with fiscal 2006 was primarily attributable to higher sales and marketing costs of $5.5 million, which were related to increased selling costs and the marketing efforts associated with new product launches.  Additionally, stock based compensation cost increased by $1.4 million associated with the Company's adoption on May 1, 2006 of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as compared with fiscal 2006.  The Company began its implementation of lean manufacturing principles using the Gerber Business System in fiscal 2007 and incurred related expenses of $0.8 million.  These items were partially offset by lower overall incentive compensation expense of $1.9 million and lower pension costs of $1.8 million in fiscal 2007 as compared with fiscal 2006.  The lower incentive compensation expense was based on internal performance measures and reduced pension costs were largely driven by changes in the Company's selected pension discount rate.

Research and Development

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	Change	2007	2006	Change
Research and development expenses	$26,187	$24,282	7.8%	$24,282	$24,878	2.4%

Ongoing research and active new product development have kept research and development expenses steady over the past three fiscal years.  The increase in fiscal 2008 expenses was primarily related to additional investment in development activities associated with the Company's next generation UV inkjet printer, the Solara ion.  Within the Sign Making and Specialty Graphics segment, research and development costs increased $2.0 million, primarily related to this new product.  The Company has a strong commitment to the development of new products and believes that such efforts are important to the Company's future.  Spending on new product development is likely to continue at similar levels in fiscal 2009.

Other Income (Expense), net

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Other income (expense), net	$818	$524	$(1,669)

Other income in fiscal 2008 included a gain on the sale of a parcel of land in Connecticut of $1.3 million, the sale of certain assets in the Ophthalmic Lens Processing segment for proceeds of $1.0 million and interest income of $1.0 million.  Partially offsetting these items, the Company incurred foreign exchange losses of $1.2 million and routine bank service fees of $1.8 million.  The foreign exchange losses were substantially related to the impact of translating intercompany short-term trade balances, primarily caused by the weakening of the United States dollar against the Euro and Great Britain pound and the weakening of the Great Britain pound against the Euro and certain other international currencies.

Other income in fiscal 2007 included investment gains of $1.0 million, interest income of $0.7 million and foreign exchange gains of $0.7 million.  The investment gains, previously unrealized, were primarily associated with sale activity within the Company's rabbi trust mutual fund portfolio during fiscal 2007.  The foreign exchange gains were substantially related to translating intercompany short-term trade balances.  Routine bank service fees of $1.7 million in fiscal 2007 partially offset these gains.

Other expense in fiscal 2006 was primarily comprised of routine bank service fees of $1.9 million.

Interest Expense and Loss on Early Extinguishment of Debt

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Interest expense	$3,822	$3,530	$4,481
Weighted-average credit facility interest rates	8.6%	9.5%	11.0%

Interest expense primarily consists of interest costs incurred related to the Company's borrowings and the amortization of debt issuance costs.  Weighted-average credit facility interest rates have steadily decreased over the past three fiscal years, primarily attributable to more favorable credit facility terms associated with the refinancings executed on October 31, 2005 and January 31, 2008.  These refinancings reduced the amortization expense of debt issue costs, as such refinancings were less costly than previous refinancings.  An increase in the Company's average debt balances in fiscal 2008 as compared with fiscal 2007 was associated with incremental borrowings to finance the Data Technology acquisition and resulted in higher interest expense in fiscal 2008.

The new credit agreement entered into on January 31, 2008 is expected to result in lower weighted-average interest rates, primarily as a result of lower amortization of deferred financing costs.  The Company entered into a two-year interest rate swap agreement, subsequent to April 30, 2008, to fix the interest rate on $20.0 million of its variable-interest rate debt.

In connection with the refinancing executed on January 31, 2008, the Company expensed the remaining capitalized deferred debt issuance costs associated with the previous credit facilities of $0.3 million.  In connection with the refinancing executed on October 31, 2005, the Company expensed capitalized deferred debt issuance costs and certain other charges associated with the refinancing of $2.5 million.

Income Tax Expense

	For the Fiscal Years Ended April 30,
	2008	2007	2006
Effective tax rate	30.1%	34.5%	67.5%

Reconciling differences for fiscal 2008 from the statutory rate of 35.0 percent were primarily attributable to benefits from foreign tax rate differentials, as well as adjustments to tax contingency reserves.  Also favorably impacting the effective tax rate in fiscal 2008 were benefits related to tax credits based on research and development costs.

In fiscal 2006, the Company recorded a $2.3 million noncash charge attributable to the elimination of a deferred tax asset associated with a tax legislation change in the United Kingdom.  Excluding this tax charge, the Company's consolidated tax rate would have been 42.5 percent compared with the statutory rate of 35.0 percent.

Cumulative Effect of a Change in Accounting Principle - On April 30, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143 ("FIN 47").  FIN 47 provided clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event.  FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made.  The Company determined that conditional legal obligations existed for certain of its worldwide owned and leased facilities related primarily to leasehold improvements.  The Company adopted FIN 47 on April 30, 2006 and recorded a noncash transition impact of $0.3 million, net of tax, which is reported as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations included in Item 15 of this Annual Report on Form 10-K.  Beginning May 1, 2006, the Company's results include charges for depreciation expense of the assets established for retirement obligations and also accretion expense for the liabilities related to the obligation; however, such expense is not material.

SEGMENT REVIEW

Sign Making and Specialty Graphics

Sign shop markets have historically used thermal printing and inkjet printing products for their signage.  Demand has shifted to inkjet printing products over the past five years.  The Company's GSP business unit manufactures the Solara inkjet product line to meet this demand.  GSP recently launched the Solara ion, a UV inkjet printer, which should well position this segment for growth in fiscal 2009.  The Company continues to offer thermal printing products; however, demand for such products has declined over the past five years with the migration to inkjet printing.

	For the Fiscal Years Ended April 30,
	2008			2007			2006
In thousands	GSP	Spandex	Total	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$102,689	$258,397	$361,086	$89,357	$212,730	$302,087	$89,798	$186,479	$276,277
Operating profit	$1,376	$10,592	$11,968	$5,199	$6,419	$11,618	$7,008	$4,323	$11,331

Fiscal 2008 segment revenue increased $59.0 million, or 19.5 percent, as compared with fiscal 2007.  Foreign currency translation contributed $27.6 million to this increase.  On a business unit basis, GSP's revenue increased $13.3 million, including $3.3 million of favorable foreign currency translation, and Spandex's revenue increased $45.7 million, including $24.3 million of favorable foreign currency translation, as compared with fiscal 2007.

GSP's revenue primarily increased from the acquisition of Data Technology in May 2007, which provided incremental revenue of $14.1 million to fiscal 2008.  The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to expand Data Technology's products into its international markets.  The Company also plans to leverage Data Technology's product portfolio into sign making and specialty graphics applications.  GSP's revenue also benefited by $2.3 million from the license of certain patents in fiscal 2008.  Inkjet printer equipment and aftermarket supplies revenue declined as compared with the prior year, which partially offset these increases.  The Company believes that this decline occurred as a result of customers delaying purchases of inkjet printers in fiscal 2008 in anticipation of the upcoming launch of the Solara ion in May 2008.  Advance customer orders for the Solara ion as of the product launch date were in excess of $10.0 million.

Spandex's revenue benefited from the favorable impact of foreign currency translation and organic growth.  This organic growth was from higher aftermarket materials sales across each of its branches.  The higher sales volume included increased sales of digital products and a modest increase in core vinyl aftermarket products.  The Company believes that the overall stronger performance was facilitated by favorable economic conditions in Europe.

Fiscal 2007 segment revenue increased $25.8 million, or 9.3 percent, as compared with fiscal 2006.  Foreign currency translation contributed $14.3 million to this increase.  The remaining increase was related to increased international volume of aftermarket supplies and increased revenue from the Solara UV2 inkjet printer as compared with fiscal 2006.  GSP reported slightly lower revenue caused by a decline in sales of the Company's thermal printing systems and related aftermarket supplies as compared with the same period of fiscal 2006.  Spandex reported significantly improved revenue for fiscal 2007 as compared with fiscal 2006, after excluding the favorable impact of foreign currency translation, which is attributable to an increase in aftermarket supplies volume and increased equipment revenue.  During the latter half of fiscal 2007, Spandex opened a new sales office in Poland.  This sales office contributed $1.1 million in revenue to fiscal 2007.  Revenue in fiscal 2006 was positively impacted by the introduction of the Gerber Edge FX, a thermal imaging printer, and the Solara UV2, and was adversely impacted by international business disruption associated with implementation of the Company's enterprise resource planning system in Australia, New Zealand and Eastern Europe.

Segment operating profit increased $0.4 million in fiscal 2008 as compared with fiscal 2007.  The increase was driven by the gross profit impact of higher revenue volume, increased supplier rebates related to higher sales volume purchases than in the prior year and contribution from the Data Technology acquisition.  Higher commissions, selling and marketing costs and higher research and development expenses related to investments in developing the Solara ion partially offset the increase.

Segment operating profit increased $0.3 million in fiscal 2007 as compared with fiscal 2006.  The increase was partially a result of a reduction of $0.6 million in segment incentive compensation expense as compared with fiscal 2006.  GSP reported lower operating profit caused primarily by lower revenue and a sales mix favoring lower margin products, as well as higher sales and marketing costs associated with new products.  Spandex's operating profit in fiscal 2006 was adversely impacted by higher professional fees associated with the implementation of the Company's enterprise resource planning system in Australia, New Zealand and eastern Europe.

Apparel and Flexible Materials

Greater China remains an important marketplace for this segment and sales within China fueled this segment's growth across each period shown in the table below.  The Company expects continued growth in eastern Asia during fiscal 2009 in the apparel market.  New product revenue, primarily from the XLc7000 multi-ply GERBERcutter®, contributed significantly to the Asian revenue improvement.

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Segment revenue	$207,945	$196,164	$182,808
Segment operating profit	$26,681	$27,601	$22,958

Fiscal 2008 segment revenue increased $11.8 million, or 6.0 percent, from fiscal 2007.  Foreign currency translation contributed $7.4 million to that increase.  The remaining revenue growth was primarily attributable to higher volume, including sales of the XLc7000 multi-ply GERBERcutter®, the Taurus X Series leather cutter featuring Pivex™ technology and the GERBERspreader XLs50, as well as increased software and service sales.  Greater China revenue for this segment of $30.5 million increased $2.4 million as compared with the year ended April 30, 2007 and was the highest level achieved for any fiscal year.  Adverse economic conditions have not significantly impacted the Company's business within China to date; however, the Company continues to monitor potential exposure from this economic impact.  Service revenue increased 8.7 percent for this segment, including the favorable impact of foreign currency translation, and the effect of new service centers in Poland and Vietnam, which opened during fiscal 2008.

Fiscal 2007 segment revenue increased $13.4 million from fiscal 2006.  During fiscal 2007, the effect of foreign currency translation increased segment revenue by approximately $3.6 million as compared with fiscal 2006.  The remaining increase was attributable to the incremental sale of new products, particularly within China.  During the second half of fiscal 2007, Gerber Technology's distributor in Spain was acquired by the Company.

Segment operating profit decreased $0.9 million for fiscal 2008 as compared with fiscal 2007.  The decreased operating profit for fiscal 2008 was primarily attributable to higher selling and marketing costs, as well as higher commissions expense.  Increased gross profit contribution of $2.9 million and lower incentive compensation of $0.7 million partially offset the higher costs.

Segment operating profit increased $4.6 million in fiscal 2007 as compared with fiscal 2006.  The improvement was attributable to the gross profit impact of increased sales volume, offset slightly by higher selling and marketing related expenses associated with new product introductions.  Increased sales volume of multi-ply cutting equipment and a favorable service and aftermarket sales mix contributed to the increase in gross profit. Although sales volume was elevated in China, gross profit margins were affected by pricing pressures in those markets as they continue to develop.  Fiscal 2007 incentive compensation expense was $0.8 million lower as compared with fiscal 2006.

Ophthalmic Lens Processing

New product development efforts in this segment are focused on free-form lens processing.  Ophthalmic markets appear to be carefully evaluating this emerging technology.  During November 2007, the Company launched new products incorporating free-form capability, which is a benefit particularly for the larger laboratories.  These products include the DTL200 generator and the MAAT polisher, which form the basis for the Advanced Lens Processing System with free-form capability.  Ophthalmic markets are continuing to undergo industry consolidations, as larger laboratories are purchasing smaller independent laboratories, resulting in a smaller independent laboratory customer base.

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Segment revenue	$70,986	$76,547	$71,333
Segment operating profit	$3,434	$2,913	$676

Fiscal 2008 segment revenue decreased $5.6 million, or 7.3 percent, from the prior year.  During fiscal 2008, the effect of foreign currency translation increased revenue by approximately $2.1 million as compared with fiscal 2007.  The Company believes that the overall decrease in revenue is driven by market consolidations referred to above, resulting in lower equipment and aftermarket product sales, particularly in North America.

Fiscal 2007 segment revenue increased $5.2 million from fiscal 2006.  During fiscal 2007, the effect of foreign currency translation increased this segment's revenue by approximately $1.3 million as compared with fiscal 2006.  The remaining increase reflected the success of new products, particularly the DTL lens generator with a cut-to-polish feature, and the CMX-50 finer and polisher.  These products were launched late in fiscal 2006 and therefore fiscal 2007 included a full year of revenue from these products.  Aftermarket supplies revenue in fiscal 2007 also increased moderately as compared with fiscal 2006.  Fiscal 2006 segment revenue was adversely impacted by business disruption associated with the relocation of the Muskogee, Oklahoma facility and transition to an in-house sales force for a market segment.

This segment has steadily improved operating profit in the past three years as it has adopted and leveraged the Company's shared services model.  Despite lower revenue of $5.6 million in fiscal 2008 as compared with fiscal 2007, segment operating profit increased $0.5 million, demonstrating the strong cost control measures taken and the benefits of the Company's shared services model.  These initiatives strengthened this segment's operating profit as a percentage of revenue to 4.8 percent in fiscal 2008 from 3.8 percent in fiscal 2007.

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

Corporate Expenses

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Corporate operating expenses	$17,984	$18,500	$17,149

Corporate operating expenses in fiscal 2008 were $0.5 million lower than in fiscal 2007.  Fiscal 2008 Corporate expenses included $0.9 million of professional fees to implement FIN 48 and incremental severance of $0.7 million.  These higher expenses were more than offset by lower pension expense of $0.8 million, lower self-insurance costs of $0.8 million and lower stock option compensation expense of $0.2 million.  Fiscal 2007 corporate operating expenses included $0.4 million of professional fees associated with the fiscal 2006 year-end audit procedures that did not recur in fiscal 2008.

Pension expense is expected to be approximately $3.9 million for the fiscal year ending April 30, 2009, which is $1.0 million higher as compared with the fiscal year end April 30, 2008.

Corporate operating expenses in fiscal 2007 were $1.4 million higher than in fiscal 2006.  The Company began expensing stock option compensation as of May 1, 2006 in conjunction with its adoption of SFAS 123R. Stock option compensation expense, included primarily within selling, general and administrative expenses, was $1.6 million for the fiscal year ended April 30, 2007.  Certain other operating expenses increased in fiscal 2007 as compared with fiscal 2006 and included costs to implement Gerber Business System lean manufacturing principles of $0.8 million, severance costs of $0.8 million and higher professional fees incurred in the first quarter of fiscal 2007 associated with the fiscal 2006 year-end audit procedures.  Offsetting these higher costs were lower pension costs in fiscal 2007 of $1.8 million as compared with fiscal 2006, driven by a higher discount rate compared to fiscal 2006.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements, both in the short and long-term, are expected to fund operating and capital expenditures, product development, acquisitions of other businesses, continued investment in China, pension plan contributions and debt service obligations. The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility. These sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions, or adverse changes to the Company's availability of funds.  Recent distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  After assessing the consequences of this difficult new financial environment, and although the duration and extent of future market turmoil cannot be predicted, the Company does not currently expect that the credit market conditions will have a material adverse impact on its liquidity, financial position or operations in fiscal 2009.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements for at least the next 12 months.  As of April 30, 2008, the Company had $81.4 million available for borrowing under its revolving credit facility.

The following table provides information about the Company's capitalization:

	April 30,
In thousands except ratio amounts	2008	2007
Cash and cash equivalents	$13,892	$8,052
Working capital	$106,005	$81,125
Total debt	$42,000	$33,376
Net debt (total debt less cash and cash equivalents)	$28,108	$25,324
Shareholders' equity	$169,563	$144,481
Total capital (net debt plus shareholders' equity)	$197,671	$169,805
Current ratio	1.89:1	1.71:1
Net debt-to-total capital ratio	14.2%	14.9%

Cash Flows

The following table provides information about the Company's cash flows:

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Net cash provided by operating activities	$10,205	$272	$24,646
Net cash used for investing activities	$(13,764)	$(5,901)	$(7,266)
Net cash provided by (used for) financing activities	$7,986	$117	$(8,288)

Cash Provided by Operating Activities – Cash provided by operating activities in fiscal 2008 and 2007 was from operating earnings, and was partially used to fund working capital increases, especially during fiscal 2007, as compared with fiscal 2008.  Accounts receivable increased in both years as a result of elevated sales volume during the Company's fourth quarter as compared with the same period in the corresponding prior year.  The increase in inventories for both years reflected planned increases for new products and an investment in carrying a higher quantity of aftermarket materials to satisfy customer demands.  The fluctuation in accounts payable for both years was primarily related to the timing of cash payments.  The Company funded its pension plans with contributions of $6.0 million in fiscal 2008 and $4.6 million in fiscal 2007.  The Company expects fiscal 2009 pension plan contributions to be approximately $6.6 million.

Cash provided by operating activities in fiscal 2006 was primarily from operating earnings and the timing of its operating obligation payments, offset by investments in inventories and higher accounts receivable balances.

Cash Used for Investing Activities – Cash used for investing activities in fiscal 2008 was primarily for capital expenditures of $8.6 million and the purchase of Data Technology for $4.7 million.  Capital expenditures included investments in information technology for customer relationship management software and machinery, equipment and tooling for new products.  Capital expenditures are expected to be approximately $10.0 million to $12.0 million in fiscal 2009 and the Company may invest in other targeted acquisitions during fiscal 2009.

The Company used $5.9 million of cash for investing activities in fiscal 2007, primarily for ongoing capital expenditures of $3.9 million and $1.5 million for a business acquisition of a distribution and service business in Spain in the Apparel and Flexible Materials segment.  The Company used $7.3 million of cash for investing activities in fiscal 2006, primarily for capital expenditures.

Cash Provided by Financing Activities – Cash provided by financing activities in fiscal 2008 was primarily from borrowings under the Company's credit facility, including borrowings to finance the Data Technology acquisition and other operating activities.

Debt repayments, net were $3.8 million in fiscal 2007 and $8.6 million in fiscal 2006.  Cash received from stock option exercises partially offset the debt repayments in fiscal 2007 and fiscal 2006.

Financial Condition – In fiscal 2008, the United States dollar weakened against the Euro, the Great Britain pound, the Australian dollar and the Canadian dollar.  The net impact of these currency movements from April 30, 2007 to April 30, 2008 resulted in higher translated Euro, Great Britain pound, Australian dollar and Canadian dollar-denominated assets and liabilities compared with amounts recorded as of April 30, 2007.  The most significant portion of the Company's international assets and liabilities are denominated in Euros.

Net accounts receivable increased to $120.8 million as of April 30, 2008 from $106.4 million as of April 30, 2007.  This increase was the result of a higher volume of fourth quarter shipments as compared with the prior year, an increase in days of sales outstanding ("DSO"), the impact of the Data Technology acquisition and the impact of foreign currency translation referred to above.  DSO in ending accounts receivable was 63 days as of April 30, 2008 compared with 62 days as of April 30, 2007.

Inventories increased to $76.9 million as of April 30, 2008 from $65.3 million as of April 30, 2007.  This increase was the result of the impact of foreign currency translation referred to above, planned increases for specific new products and certain aftermarket consumables to meet anticipated demand and the impact of the Data Technology acquisition.  Additionally, level factory loading concepts from lean manufacturing initiatives were implemented to smooth the production cycle.  Inventory turnover decreased to 6.4 times annually as of April 30, 2008 as compared with 6.7 times annually as of April 30, 2007.

Net property, plant and equipment increased to $39.9 million as of April 30, 2008 from $37.0 million as of April 30, 2007.  The increase reflected capital expenditures of $8.6 million, the impact of foreign currency translation, and the impact of the Data Technology acquisition, which was partially offset by depreciation expense of $8.8 million.

The increase in goodwill was primarily from the acquisition of Data Technology within the Sign Making and Specialty Graphics segment, which resulted in $5.9 million of goodwill, as well as the effects of foreign currency translation.

Accounts payable and other current liabilities increased to $102.6 million as of April 30, 2008 from $96.0 million as of April 30, 2007.  The increase was primarily caused by higher accounts payable and accrued compensation, as well as the impact of foreign currency translation referred to above.  Accounts payable balances fluctuate with the timing of payments.

Long-term Debt – The Company entered into a credit agreement on January 31, 2008 (the "Credit Agreement") and refinanced its former $50.0 million credit facility, replacing it with a $125.0 million senior secured credit facility, of which up to $125.0 million may be borrowed under revolving credit loans.  In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $25.0 million the total principal amount of borrowings available under the credit facility.  The new facility matures on January 31, 2013.

On January 31, 2008, the Company borrowed approximately $46.0 million under the Credit Agreement to repay all amounts outstanding under its former credit facility of $43.0 million, to pay for certain financing costs of $0.9 million and for working capital purposes of $2.1 million.  Outstanding borrowings under the Credit Agreement accrue interest at an annual rate equal to the specified London Interbank Offered Rate ("LIBOR") plus a variable margin, which varies based upon certain financial measurements.  An annual commitment fee is payable quarterly based upon the unused amount of the Credit Agreement at a specified margin rate that fluctuates from 17.5 basis points to 37.5 basis points based upon the Company's total funded debt to consolidated EBITDA ratio (as defined in the Credit Agreement).

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is subject to financial covenants under the Credit Agreement, including a minimum consolidated EBIT to consolidated interest expense ratio, a maximum total funded debt to consolidated EBITDA ratio, and an annual maximum consolidated capital expenditures covenant (each as defined in the Credit Agreement).  The Company's future compliance with its covenants will depend primarily on its success in growing the business and generating operating cash flows.  Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  The Company was in compliance with its financial covenants as of April 30, 2008.

The Credit Agreement also contains certain subjective acceleration causes, which upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders ("Material Adverse Change"), may cause amounts due under the agreement to become immediately due and payable.  Additionally, the Credit Agreement contains certain cross-default provisions, which provide that default by the Company under other lending arrangements could cause the Company to be in default of the Credit Agreement.

The new credit facility is collateralized by first-priority liens on selected assets and the pledge of capital stock of the Company and certain of its subsidiaries.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's participation in financing arrangements to assist customers in obtaining leases with third parties constitute the only off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.  The Company has agreements with major financial services institutions to assist customers in obtaining lease financing to purchase the Company's equipment.  The financial services institutions are the lessor and the customer is the lessee.  These leases typically have terms ranging from two to six years.  As of April 30, 2008, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $11.9 million. The Company's net exposure related to recourse provisions under these agreements was approximately $4.4 million.  The equipment sold generally collateralizes the lease receivables.  In the event of default by the lessee, the Company has a liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company.  In most cases, the Company then can resell the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution.  As of April 30, 2008 and 2007, the Company recorded undiscounted accruals for the expected losses under recourse provisions of $0.2 million and $0.4 million, respectively.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

As of April 30, 2008, the Company had the following contractual cash obligations and commercial commitments (including restructuring related commitments):

	Payments Due by Period
In thousands	Total		Less Than 1 Year		1-3 Years		3-5 Years		More than 5 Years
Long-term debt obligations	$42,000	*	$	---	$	---	$36,000	*	$6,000	*
Lease obligations	66,798			12,180		17,000	12,526		25,092
Inventory and other purchase obligations	12,204			11,608		596	---		---
Qualified and non-qualified pension funding	11,157			6,603		1,104	1,064		2,386
Total	$132,159			$30,391		$18,700	$49,590		$33,478
*  Principal only, excludes interest payments.

The above table includes approximately $6.0 million of non-discretionary pension contributions expected in fiscal 2009 for the qualified pension plan.  This amount of non-discretionary pension contribution is impacted by recent legislation under the Pension Protection Act of 2006, which significantly changes funding standards beginning in fiscal 2009 for the Company.  The Company expects to make additional cash contributions subsequent to fiscal 2009; however, these amounts have been excluded from the table, since the timing of such contributions is based on plan assumptions that may materially differ from actual plan activities.  Amounts included in the table for pension contributions in excess of one year relate to the Company's non-qualified pension plan and a small international pension plan.

The above table does not reflect unrecognized tax benefits of $4.1 million, the timing of which is uncertain.  Refer to Note 7 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information about such tax benefits.

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

Inventories – Inventories are stated at the lower of cost or market value, cost being determined using the first-in, first-out ("FIFO") cost method. Inventory at the Apparel and Flexible Materials segment's foreign non-manufacturing companies is valued on a weighted-average basis, which approximates FIFO.

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

Excess and obsolete inventory is generally identified by comparing expected inventory usage to actual on-hand quantities.  Inventory write-downs are provided for on-hand inventory in excess of pre-defined usage estimates.  Forecast usage is primarily determined by projecting historical (actual) inventory usage levels forward to future periods.  Application of this methodology can have the effect of increasing inventory write-downs during periods of declining demand.  Inventories included a $10.9 million reduction as of April 30, 2008 for the estimated lower of cost-or-market adjustment against the Company's standard costs.

Goodwill – The Company reviews the value of goodwill for impairment annually during its fourth quarter, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  No indicators of goodwill impairment were identified during fiscal 2008.  The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, which is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized, and also the magnitude of any such charge.

To assess goodwill for impairment, internal valuation analyses are performed.  Estimates of fair value are primarily determined using discounted cash flow analysis.  This approach uses estimates and assumptions, including projected cash flows, discount rate assumptions and perpetual growth rate assumptions.  A 10 percent decrease in the fair value of the Company's reporting units at the fiscal 2008 evaluation date would not have resulted in any goodwill impairment in the Apparel and Flexible Materials reporting unit, the Ophthalmic Lens Processing or the Spandex reporting units, but would have resulted in a step two test being required in the Gerber Scientific Products reporting unit.

As of April 30, 2008, the Company had $61.8 million of goodwill assets on the consolidated balance sheet which management believes are realizable based on the estimated cash flows of the associated businesses.  However, it is possible that the estimates and assumptions used in assessing that value, such as future sales and expense levels, may need to be re-evaluated in the case of market deterioration, which could result in future impairment of those assets.

Pension plans – In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158").  The Company adopted SFAS 158 on April 30, 2007 and was required to initially recognize the funded status of its defined benefit plans and provide certain disclosures.  See Note 1 and Note 11 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

The expected return on assets assumption is developed considering several factors.  Such factors include current and expected target asset allocation, historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon.  The effects of asset diversification and periodic fund rebalancing are also considered.  The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2008 was 8.50 percent and will be 8.25 percent for fiscal 2009.  Holding all other assumptions constant and increasing or decreasing the expected long-term rate of return of the plan assets by 0.5 percentage points would increase or decrease, as appropriate, fiscal 2009 consolidated income before income taxes by approximately $0.4 million.

As of April 30, 2007 and for the year ended April 30, 2008, the discount rate utilized for determined future pension obligations of the pension plan was based upon the expected yields of high-quality, long-term corporate bonds.  The resulting discount rate used for determining net periodic pension expense for fiscal 2008 was 6.00 percent.  As of April 30, 2008 and for the year ending April 30, 2009, the discount rate utilized for determining future pension obligations of the pension plans is based on the Company's estimated future cash payments mapped against expected yields of high-quality, long-term corporate bonds from a benchmark yield curve.  The resulting discount rate used for determining net periodic pension expense for fiscal 2009 will be 6.50 percent.  Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease, as appropriate, fiscal 2009 consolidated income before income taxes by approximately $0.3 million.

The assumed rate of increase in compensation levels is calculated based primarily on expected wage inflation.  For fiscal 2008, the assumption for the long-term rate of increase in compensation levels used for determining net periodic pension expense was 4.0 percent and will be 4.0 percent for fiscal 2009.  Holding all other assumptions constant and increasing or decreasing the long-term rate of increase in compensation levels by 0.5 percentage points would decrease or increase, as appropriate, fiscal 2009 consolidated income before income taxes by approximately $0.3 million.

Pension expense for fiscal 2009 is expected to be approximately $3.9 million.  In subsequent fiscal years, future actual pension expense will depend on future investment performance, contributions, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

Income taxes – The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In assessing the need for a valuation allowance, the Company estimates future taxable income, available tax planning strategies and the realizability of tax loss and credit carryforwards.  In estimating future taxable income, the Company has analyzed its historical earnings in each jurisdiction taking into consideration the effect of certain nonrecurring items that negatively impacted earnings in those periods.  The Company has also considered the favorable shift in profits between various jurisdictions resulting from tax planning strategies in assessing the realizability of its deferred tax assets.

The realization of these deferred tax assets can be impacted by changes in tax law, changes to statutory tax rates and future taxable income levels.  In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made.  Similarly, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company would decrease the recorded valuation allowance and record an increase to income in the period such determination was made.

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

The Company has not recognized United States tax expense on the unremitted earnings and other basis differences with respect certain of its foreign subsidiaries because it is not anticipated that such earnings will be remitted to the United States.  These undistributed earnings and basis differences were approximately $101.4 million as of April 30, 2008.  Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161").  The provisions of SFAS 161 are effective for the Company beginning on February 1, 2009.  The provisions of SFAS 161 require enhanced disclosures about an entity's derivatives, including how and why these instruments are utilized, the accounting for such instruments, and the impact on the Company's consolidated financial position, results of operations and cash flows.  The Company will comply with the disclosure requirements of SFAS 161 for derivative instruments beginning on February 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for the Company for business acquisitions made by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 will be effective for the Company beginning May 1, 2009.  The Company does not expect SFAS 160 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning on May 1, 2008.  SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions.  The Company does not plan to apply SFAS 159 to any of its qualified financial assets and liabilities upon adoption and therefore, it does not expect SFAS 159 will have an impact on its consolidated financial position, results of operations and cash flows.

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

Credit Market Risk Exposures - Recent distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  After assessing the consequences of this difficult new financial environment, and although the duration and extent of future market turmoil cannot be predicted, the Company does not currently expect that the credit market conditions will have a material adverse impact on its liquidity, financial position, operations or cash flows in fiscal 2009.

Foreign Currency Exposures – Foreign currency exposures are identified and managed at the corporate level.  To manage these risks, the Company uses specific planning strategies with its operations located in various locations, which may include the use of foreign currency forward contracts, international tax transfer pricing strategies and intercompany loan planning strategies.  There were no foreign currency forward contracts in place as of April 30, 2008 or 2007.

Interest Rate Exposures – The Company is subject to market risk from exposure to changes in interest rates because it finances its operations through variable interest rate debt.  As of April 30, 2008, obligations under the Company's credit facility bore interest at floating rates.  Interest on obligations under the revolving credit facility is charged, at the option of the Company, at the London Interbank Offer Rate ("LIBOR") plus a variable margin, which varies based upon certain financial measurements, or at the lender's prime rate.  A 10 percent change in the interest rate applicable to the Company's $36.0 million of variable-rate credit facility debt would increase interest expense approximately $0.2 million.  The Company entered into an interest rate swap to exchange variable LIBOR interest for a fixed interest rate subsequent to April 30, 2008.  The Company entered into this cash flow hedge for a two-year period to fix its future interest payments on $20.0 million of outstanding debt.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is contained under Item 15 "Exhibits, Financial Statement Schedules" and is incorporated by reference to this Item 8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

None.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2008.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for information about the Company's executive officers, which is incorporated by reference in this Item 10.  Other information required by Item 10 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2008 annual meeting of the stockholders (the "Proxy Statement"), which the Company will file with the SEC on or before 120 days after its 2008 fiscal year-end, and which appears under the captions "Agenda Item 1:  Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers, who include the Company's principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The Financial Code of Ethics, which constitutes a "code of ethics" as defined by Item 406 of the SEC's Regulation S-K, is posted on the Company's website at www.gerberscientific.com.  To the extent required by SEC rules, the Company intends to disclose any amendments to the Financial Code of Ethics and any waiver of a provision of the Financial Code of Ethics for the benefit of its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on the Company's website within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the information appearing in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information appearing in the Proxy Statement under the captions "Security Ownership" and "Executive Compensation-Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference to the information appearing in the Proxy Statement under the captions "Agenda Item 1:  Election of Directors-Board of Directors and Committees of the Board of Directors" and "Executive Compensation-Transactions With Related Persons."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information appearing in the Proxy Statement under the captions "Agenda Item 2:  Ratification of Appointment of Independent Registered Public Accounting Firm-Fees" and "-Pre-Approval Policy."

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this annual report:

		Page
Management's Report on Internal Control over Financial Reporting		48
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Statements of Operations for the fiscal years ended April 30, 2008, 2007 and 2006	50
	Consolidated Balance Sheets as of April 30, 2008 and 2007	51
	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2008, 2007 and 2006	52
	Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years in the period ended April 30, 2008	53
	Notes to Consolidated Financial Statements	54-77

2.	Financial Statement Schedules
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits Gerber Scientific, Inc. herewith files or incorporates herein the following exhibits:
	Exhibit Number	Exhibit Description
	3.1
Amended and Restated Certificate of Incorporation of Gerber Scientific, Inc. (the "Company") (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

	3.2	Amended and Restated By-laws of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 1, 2007).

	4.1	Form of common stock certificate of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

	10.1
Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006).

	10.2
Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

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

10.6	Letter Agreement, dated as of March 14, 2008, between Gerber Scientific, Inc. and Michael R. Elia. Filed herewith.

10.7
Form of Restricted Stock Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 9, 2006).

10.8
Form of Nonqualified Stock Option Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 9, 2006).

10.9
Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003).

10.10
Letter Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

10.11
Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents, including Marc T. Giles (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

10.12
Severance Policy for Senior Officers of Gerber Scientific, Inc. as Amended and Restated Effective September 21, 2006 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

10.13
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

10.16	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed on August 28, 1995).

10.17
Gerber Scientific, Inc. 2003 Employee Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

10.18	Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-116991).

10.19
Letter Agreement, dated as of October 1, 2004, between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

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

10.23
Change in Control Agreement, dated October 1, 2005, between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.24	Change in Control Agreement, dated April 15, 2008, between Gerber Scientific, Inc. and Michael R. Elia. Filed herewith.

10.25
Credit Agreement, dated as of January 31, 2008, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank as documentation agent, Citizens Bank of Massachusetts as administrative agent, and RBS Greenwich Capital as sole lead arranger (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2008).

10.26	Letter Agreement, dated as of November 3, 2007, between Gerber Scientific, Inc. and Joseph R. Mele. Filed herewith.

10.27	Change in Control Agreement, dated March 4, 2008, between Gerber Scientific, Inc. and Joseph R. Mele. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) and to 18 U.S.C. §1350. Filed herewith.

99.1	Supplemental Segment Information. Filed herewith.
(b)	See Item 15(a) 3. above.
(c)	See Item 15(a) 2. above.

Management's Report on Internal Control Over Financial Reporting

Management of Gerber Scientific, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2008.  In making this assessment, the Company used the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2008 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of April 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

/s/ Marc T. Giles                                                                                                   /s/ Michael R. Elia
Marc T. Giles                                                                                                   Michael R. Elia
President, Chief Executive Officer                                                                        Executive Vice President, Chief
   Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and its subsidiaries at April 30, 2008 and April 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective May 1, 2006, the manner in which it accounts for defined benefit pension and other postretirement plans effective April 30, 2007 and the manner in which it accounts for uncertain tax positions effective May 1, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP /s/

Hartford, Connecticut
June 27, 2008

Gerber Scientific, Inc.
Consolidated Statements of Operations

	For the Fiscal Years Ended April 30,
In thousands of dollars, except per share data	2008	2007	2006
Revenue:
Product sales	$565,945	$509,141	$468,355
Service sales	74,072	65,657	62,063
	640,017	574,798	530,418
Costs and Expenses:
Cost of products sold	403,776	362,215	331,920
Cost of services sold	49,708	40,209	37,982
Selling, general and administrative expenses	136,247	124,460	118,053
Research and development	26,187	24,282	24,878
Restructuring charges	---	---	(231)
	615,918	551,166	512,602

Operating income	24,099	23,632	17,816

Other income (expense), net	818	524	(1,669)
Loss on early extinguishment of debt	(343)	---	(2,483)
Interest expense	(3,822)	(3,530)	(4,481)

Income before income taxes	20,752	20,626	9,183
Income tax expense	6,248	7,118	6,199
Income before cumulative effect of a change in accounting principle	14,504	13,508	2,984
Cumulative effect of a change in accounting principle, net of tax benefit of $140 (Note 1)	---	---	(340)
Net income	$14,504	$13,508	$2,644

Earnings Per Share of Common Stock:
Basic:
Income before cumulative effect of a change in accounting principle	$0.62	$0.59	$0.13
Cumulative effect of a change in accounting principle	---	---	(0.01)
Net income	$0.62	$0.59	$0.12

Diluted:
Income before cumulative effect of a change in accounting principle	$0.61	$0.58	$0.13
Cumulative effect of a change in accounting principle	---	---	(0.01)
Net income	$0.61	$0.58	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Balance Sheets

	April 30,
In thousands of dollars and shares	2008		2007
Assets:
Current Assets:
Cash and cash equivalents		$13,892	$8,052
Accounts receivable (net of allowance for doubtful accounts of $6,384 and $7,012)		120,752	106,421
Inventories		76,927	65,299
Deferred tax assets		7,600	8,969
Prepaid expenses and other current assets		5,829	6,137
Total Current Assets		225,000	194,878
Property, plant and equipment, net		39,852	36,982
Goodwill		61,844	54,825
Deferred tax assets		34,354	34,893
Other assets		17,489	14,384
Total Assets		$378,539	$335,962

Liabilities and Shareholders' Equity:
Current Liabilities:
Current portion of long-term debt	$	---	$1,773
Accounts payable		51,253	48,772
Accrued compensation and benefits		23,671	21,615
Other accrued liabilities		27,672	25,585
Deferred revenue		16,399	16,008
Total Current Liabilities		118,995	113,753
Long-term debt		42,000	31,603
Accrued pension benefit liability		28,514	28,789
Other long-term liabilities		19,467	17,336

Commitments and contingencies (Note 15)
Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued		---	---
Common stock, $0.01 par value; authorized 100,000 shares; issued 24,300 and 23,809 shares		243	238
Paid-in capital		75,472	72,612
Retained earnings		95,426	83,290
Treasury stock, 591 and 623 shares, at cost		(12,148)	(12,814)
Accumulated other comprehensive income		10,570	1,155
Total Shareholders' Equity		169,563	144,481
Total Liabilities and Shareholders' Equity		$378,539	$335,962

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended April 30,
In thousands of dollars	2008	2007	2006
Cash flows from operating activities:
Net income	$14,504	$13,508	$2,644
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,518	8,756	8,575
Deferred income taxes	2,501	1,609	(3,445)
Restructuring charges	---	---	(231)
Loss on early extinguishment of debt	343	---	2,483
Cumulative effect of a change in accounting principle	---	---	480
Stock-based compensation	1,805	1,751	98
Gain on sale of assets	(2,287)	---	---
Other noncash items	1,848	1,293	1,882
Changes in operating accounts:
Accounts receivable	(5,719)	(11,618)	(3,541)
Inventories	(6,220)	(9,624)	(1,929)
Prepaid expenses and other assets	696	(1,154)	(1,523)
Accounts payable and other accrued liabilities	(7,095)	(3,221)	13,628
Accrued compensation and benefits	311	(1,028)	5,525
Net cash provided by operating activities	10,205	272	24,646
Cash flows from investing activities:
Capital expenditures	(8,589)	(3,945)	(7,507)
Proceeds from sale of available for sale investments	751	6,216	776
Purchases of available for sale investments	(753)	(6,037)	(383)
Proceeds from sale of assets	345	---	454
Business acquisitions	(4,650)	(1,510)	---
Acquisition of intangible assets	(868)	(625)	(606)
Net cash used for investing activities	(13,764)	(5,901)	(7,266)
Cash flows from financing activities:
Debt repayments	(314,256)	(301,560)	(350,192)
Debt proceeds	321,862	297,756	341,564
Capitalized debt issue costs	(993)	---	(1,146)
Common stock issued	1,373	3,921	1,486
Net cash provided by (used for) financing activities	7,986	117	(8,288)
Effect of exchange rate changes on cash	1,413	(581)	(1,095)
Increase (Decrease) in cash and cash equivalents	5,840	(6,093)	7,997
Cash and cash equivalents at beginning of year	8,052	14,145	6,148
Cash and cash equivalents at end of year	$13,892	$8,052	$14,145

Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$3,655	$3,232	$3,800
Income taxes, net of refunds	$5,290	$3,333	$2,800

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Changes in Shareholders' Equity

In thousands of dollars and shares	Issued Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restrict. Stock Grants	Accum. Other Comp. Income (Loss)	Total
Balance as of April 30, 2005	22,984	$230	$66,045	$67,138	$(13,991)	$(130)	$(3,577)	$115,715
Net income	--	--	--	2,644	--	--	--	2,644
Currency translation adjustment	--	--	--	--	--	--	(2,692)	(2,692)
Unrealized gains on securities, net of reclassification adjustment of $(28) and tax of $171	--	--	--	--	--	--	287	287
Minimum pension liability change, net of tax of $4,674	--	--	--	--	--	--	7,876	7,876
Comprehensive income								8,115
Stock issued to directors	--	--	(295)	--	495	--	--	200
Stock issued under employee plans, net	276	3	1,511	--	--	--	--	1,514
Restricted stock grants and cancellations, net of amortization	5	--	78	--	--	(6)	--	72
Balance as of April 30, 2006	23,265	$233	$67,339	$69,782	$(13,496)	$(136)	$1,894	$125,616
Net income	--	--	--	13,508	--	--	--	13,508
Currency translation adjustment	--	--	--	--	--	--	7,266	7,266
Unrealized loss on securities, net of reclassification adjustment of $(989) and tax of $(273)	--	--	--	--	--	--	(462)	(462)
Minimum pension liability change, net of tax of $(863)	--	--	--	--	--	--	1,384	1,384
Comprehensive income								21,696
Initial application of SFAS 158, net of tax of $5,300	--	--	--	--	--	--	(8,927)	(8,927)
Cumulative effect of adoption of SFAS 123(R)	--	--	(136)	--	--	136	--	--
Stock issued to directors	--	--	(258)	--	682	--	--	424
Stock issued under employee plans, net	513	5	3,978	--	--	--	--	3,983
Stock based compensation expense	--	--	1,581	--	--	--	--	1,581
Restricted stock grants and cancellations, net of amortization	31	--	108	--	--	--	--	108
Balance as of April 30, 2007	23,809	$238	$72,612	$83,290	$(12,814)	$--	$1,155	$144,481
Net income	--	--	--	14,504	--	--	--	14,504
Currency translation adjustment	--	--	--	--	--	--	11,686	11,686
Unrealized loss on securities, net of reclassification adjustment of $26 and tax of $(289)	--	--	--	--	--	--	(486)	(486)
Change in pension plans, net of tax of $1,059	--	--	--	--	--	--	(1,785)	(1,785)
Comprehensive income								23,919
Cumulative effect of adoption of FIN 48	--	--	--	(2,368)	--	--	--	(2,368)
Stock issued to directors	--	--	(323)	--	666	--	--	343
Stock issued under employee plans, net	216	2	1,381	--	--	--	--	1,383
Stock based compensation expense	--	--	1,408	--	--	--	--	1,408
Restricted stock grants and cancellations, net of amortization	275	3	394	--	--	--	--	397
Balance as of April 30, 2008	24,300	$243	$75,472	$95,426	$(12,148)	$--	$10,570	$169,563

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The preparation of Gerber Scientific, Inc.'s (the "Company's") consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related disclosures.  Actual results could differ from those estimates.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents – Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and investments. The Company places its cash and cash equivalents in instruments held at high-quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.  Approximately 75 percent of the Company's revenue was generated in fiscal 2008 by the Company's international operations.  The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires letters of credit to support customer obligations.  No individual customer accounted for more than 10 percent of consolidated revenue in any of the fiscal years ended April 30, 2008, 2007 or 2006.  The Company's investments are held in a mutual fund that is traded on the open market.

Inventories – Inventories are stated at the lower of cost or market value, cost being determined primarily using the first-in, first-out (FIFO) cost method. Inventories held at the Company's Apparel and Flexible Materials foreign non-manufacturing companies are valued on a weighted-average basis.

Property, plant and equipment – Property, plant and equipment are stated at cost. Major improvements and betterments to existing plant and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is included in the Consolidated Statements of Operations.

Depreciation is provided generally on a straight-line basis over the assets' useful lives. Estimated useful lives are up to 50 years for buildings and 3 to 10 years for machinery, tools and other equipment.  Leasehold improvements are amortized over the remaining minimum lease term or estimated useful life of the asset, whichever is shorter.

Goodwill and other intangible assets – Goodwill and other intangible assets are accounted for in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  The Company reviews the value of goodwill for impairment annually during its fourth quarter, or sooner if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives.  In addition, these assets are reviewed for potential impairment whenever events or changes in circumstances indicate carrying value may not be recoverable.

Valuation of long-lived assets – The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted value would become the assets' new cost basis.  Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Income taxes – The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement assuming the tax authority has full knowledge of the position and all relevant facts.  The Company adopted the provisions of FIN 48 on May 1, 2007.  As a result of the implementation of FIN 48, the Company recorded a charge of $2.4 million, which was accounted for as a reduction to the May 1, 2007 Retained earnings balance as reflected in the Consolidated Balance Sheet.

Warranty – A limited standard warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale.  The determination of such allowances requires management to make estimates of expected costs to repair and replace products under warranty.  If actual return rates or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional expense may be required.  Extended warranties are recorded as deferred revenue and recognized over the extended warranty contract period on a straight-line basis and the related costs are expensed as incurred.

Pension obligations – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158").  This statement requires balance sheet recognition of the overfunded or underfunded status of pension benefit plans.  Under SFAS 158, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.  Based on the funded status of the Company's plans as of April 30, 2007, the adoption of SFAS 158 increased total assets by approximately $4.2 million, increased other accrued liabilities and current liabilities by $0.5 million, increased total liabilities by $13.1 million and reduced total shareholders' equity by $8.9 million, net of taxes.  The adoption of SFAS 158 did not impact the Company's results of operations or cash flows.

Revenue recognition – Product Sales.  Product sales consist primarily of equipment, aftermarket supplies,  software sales and extended warranty contracts on the Company's equipment sales.  Equipment sales are direct sales of products to the sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries.  Aftermarket sales include spare parts and consumable materials needed by customers to maintain and use the Company's equipment.  Software product sales consist of software products and licenses.  The Company also licenses certain intellectual property and recognizes revenue when the earnings process is complete, which is typically upon inception of the license term as the Company has no further involvement or performance obligations under the license.

The Company recognizes revenue on product sales in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition ("SAB 104").  SAB 104 requires revenue to be recognized when it is realized or realizable and earned, which occurs when the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the price is fixed or determinable; and
•	collectibility is reasonably assured

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

Revenue on extended warranty contracts is recognized on a straight-line basis over the contractual period.

Service Sales – Service sales are derived primarily from separately priced maintenance contracts on the Company's equipment sales and software subscriptions.  Revenue on these items is recognized on a straight-line basis over the contractual period or when services are performed.

Sales with Multiple Elements – The Company's equipment and software is sometimes sold with other elements, such as installation, training, and/or service agreements.  The installation and training elements are routine in nature and the average length of time between shipment of the equipment and completion of the installation and/or training typically occurs within two months depending on the equipment type.  Service agreement terms typically range from six months to sixty months.  Instances of equipment returns because the Company could not complete installation and training are infrequent and the contracts do not specify a refund amount if the equipment is not successfully installed.

In situations where there are multiple elements, the Company recognizes revenue equal to the allocated value of the equipment at the time of shipment, which is when the elements meet the criteria specified in Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") as follows:

•
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

•
There is objective and reliable evidence of the fair value of the undelivered items, as applicable. The Company calculates the fair value of these elements based on the same, or similar, services provided to customers on a stand-alone basis.

•
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

Return Policy – The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance, except for certain aftermarket product sales in the Ophthalmic Lens Processing segment.  The Company applies the provisions of FASB Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists, for those aftermarket product sales.

Distribution – The Company's Apparel and Flexible Materials sales are primarily made through its domestic and international in-house direct distribution and service network.  Independent agents and third-party distributors are used in certain foreign countries.  The Ophthalmic Lens Processing sales are primarily made through its in-house sales force and through independent agents in certain foreign countries.  The Sign Making and Specialty Graphics segment's sales are made through both third-party distributors and the Company's wholly-owned subsidiary, Spandex.  The Company's sales of third-party purchased products are recorded on a gross revenue basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The Company is the primary obligor in these transactions, bears general inventory and credit risks and sets the pricing terms with its customers.

The Company's distributor sales are not contingent on resale by the distributor to the end-user customer and the Company has no obligation to repurchase unsold distributor inventory.

Discounts – Sales discounts are negotiated with customers prior to billing and sales invoices are prepared net of negotiated sales discounts at the time of billing.  These discounts are reflected as a reduction in revenue.

Rebates – In the Sign Making and Specialty Graphics segment, the Company offers volume rebates entitling customers to receive refunds or reductions of prior purchase prices in certain instances.  When rebates are offered, a liability is recorded based on estimated amounts of customer purchases at the later of the date that the revenue was recognized or the incentive was offered.  The reduction in, or refund of, the selling price from a sales incentive is classified as a reduction of product sales.

Shipping and handling fees and costs – The Company includes shipping and handling fees billed to customers in product sales.  Shipping and handling costs associated with inbound and outbound freight are included in cost of products sold.

Sales, use and value-added taxes – The Company records sales, use and value-added taxes on a net basis.

Research and development – Research and development costs are charged to expense as incurred.  These costs are primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

Earnings per share – Basic and diluted earnings per common share are calculated in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic earnings per common share are equal to net earnings divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are equal to net earnings divided by the weighted-average number of common shares outstanding during the period, including the effect of stock-based compensation awards, if such effect is dilutive.

Stock options and share grants – On May 1, 2006 the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R").  Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense using the straight-line method over the employee's requisite service period (generally the vesting period of the equity grant).

Prior to May 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. The Company also followed the disclosure requirements of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by FASB Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, amounts in the consolidated financial statements for the periods prior to May 1, 2006 have not been restated to reflect expensing of stock-based compensation.  The Company has elected the shortcut method as described in FASB Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for determining the available pool of windfall tax benefits upon adoption.  In the years ended April 30, 2008 and 2007, the Company did not recognize windfall tax benefits in the amount of $0.2 million and $1.1 million, respectively, because the benefit did not reduce income taxes payable in the current year.  When and if the Company is able to realize a benefit, an adjustment will be made to paid-in capital.

The following table illustrates the effects on net income and earnings per share for the fiscal year ended April 30, 2006 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

In thousands except per share amounts	For the Fiscal Year Ended April 30, 2006
Net income, as reported	$2,644
Add: Stock based employee compensation expense included in net income, net of related tax effects	33
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(514)
Net income, pro forma	$2,163
Earnings per share:
Basic, as reported	$0.12
Basic, pro forma	$0.10
Diluted, as reported	$0.12
Diluted, pro forma	$0.09

Foreign currency translation – Assets and liabilities of foreign subsidiaries are translated to the reporting currency of the Company, which is the United States dollar, at exchange rates prevailing at the balance sheet date.  Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature, as designated by management, are deferred and accumulated as a separate component of Shareholders' Equity.  Revenue and expenses are translated at average exchange rates prevailing during the year.  Transaction gains and losses are included in the Consolidated Statement of Operations.  Foreign currency transaction losses included in Other income (expense), net were $1.2 million for the fiscal year ended April 30, 2008.  Foreign currency transaction gains included in Other income (expense), net were $0.7 million and $0.2 million for the fiscal years ended April 30, 2007 and 2006, respectively.

Investments – The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan.  The mutual fund portfolios primarily consist of common stocks, fixed income securities and money market instruments.  These investments are held in the custody of a major financial institution.  The specific identification method is used to determine the cost basis of investments disposed of.  As of April 30, 2008 and 2007, the Company's investments were classified as available for sale.  These investments are recorded in the Consolidated Balance Sheets at fair value and are included in Other assets.  Unrealized holding gains and losses are recorded within Accumulated Other Comprehensive Income within Shareholders' Equity, net of tax.  The Company monitors its investment portfolio for impairment on a periodic basis.  The fair value of investments is determined using quoted market prices for those securities.

Asset retirement obligations – FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143 ("FIN 47"), was issued in March 2005 and adopted on April 30, 2006.  FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made.  The Company has determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements.  Upon adoption, the Company recorded a noncash transition impact of $0.3 million, net of tax, which is reported as a cumulative effect of a change in accounting principle, net of tax, in the Consolidated Statement of Operations, and a liability for conditional asset retirement obligations of approximately $0.8 million.  The outstanding liability for asset retirement obligations was $0.9 million and $0.8 million as of April 30, 2008 and 2007, respectively.

If FIN 47 had been applied during the fiscal year ended April 30, 2006, net income of $3.0 million would have been $2.9 million, including $0.1 million of proforma depreciation and interest accretion costs, net of tax.  Basic and diluted earnings per share would not have been impacted if FIN 47 had been applied during the fiscal year ended April 30, 2006.

Deferred financing costs – The Company amortizes capitalized financing costs over the life of the associated debt using the effective interest method.  The unamortized amounts are included in Other assets on the Consolidated Balance Sheets.

New accounting pronouncements – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 161,

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161").  The provisions of SFAS 161 are effective for the Company beginning on February 1, 2009.  The provisions of SFAS 161 require enhanced disclosures about an entity's derivatives, including how and why these instruments are utilized, the accounting for such instruments, and the impact on the Company's consolidated financial position, results of operations and cash flows.  The Company will comply with the disclosure requirements of SFAS 161 beginning on February 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for the Company for business acquisitions made by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 will be effective for the Company beginning May 1, 2009.  The Company does not expect that SFAS 160 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning on May 1, 2008.  SFAS 159 provides companies with the option to elect to measure many financial assets and liabilities at fair value, subject to certain exceptions.  The Company does not plan to apply SFAS 159 to any of its qualified financial assets and liabilities upon adoption and therefore, does not expect SFAS 159 will have an impact on its consolidated financial position, results of operations and cash flows.

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

Reclassifications – Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended April 30, 2008.

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

A rollforward of the allowance for doubtful accounts for each of the three fiscal years in the period ended April 30 was as follows:

In thousands	Balance at Beginning of Fiscal Year	Charges to Costs and Expenses[1]	Deductions[2]	Balance at End of Fiscal Year
Fiscal 2008	$7,012	$2,524	$(3,152)	$6,384
Fiscal 2007	$7,016	$2,829	$(2,833)	$7,012
Fiscal 2006	$9,706	$2,333	$(5,023)	$7,016

1  Includes bad debt expense and foreign currency translation adjustments.

2  Deductions include accounts receivable written off and recoveries.  Deductions in fiscal 2006 were significantly higher related to adjustments to remove old outstanding balances that were no longer considered collectible and were reserved in prior fiscal years at certain European operating entities.

Note 3.  Inventories

Inventories were as follows:

	April 30,
In thousands	2008	2007
Raw materials and purchased parts	$64,230	$53,478
Work in process	2,894	2,134
Finished goods	9,803	9,687
Total inventories	$76,927	$65,299

Note 4.  Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	April 30,
In thousands	2008	2007
Land	$1,218	$1,181
Buildings	38,405	35,043
Machinery, tools and equipment	109,530	103,456
	149,153	139,680
Accumulated depreciation	(113,081)	(102,958)
	36,072	36,722
Construction in progress	3,780	260
Total property, plant and equipment, net	$39,852	$36,982

Construction in progress included capitalized interest of $0.1 million for the fiscal year ended April 30, 2008, a minimal amount of interest for the fiscal year ended April 30, 2007 and $0.1 million for the fiscal year ended April 30, 2006.  Depreciation expense was $8.8 million, $8.1 million, and $8.0 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.

Note 5.  Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Consolidated Balance Sheets:

	April 30, 2008		April 30, 2007
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,512	$3,062	$7,233	$2,916
Other	646	413	694	304
Total amortized intangible assets	$8,158	$3,475	$7,927	$3,220

Intangible asset amortization expense was $0.7 million, $0.7 million and $0.6 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.  It is estimated that such expense will be $0.6 million for the fiscal year ending April 30, 2009, $0.5 million for the fiscal year ending April 30, 2010, and $0.4 million annually for fiscal years ending April 30, 2011 through 2013.

During the fiscal years ended April 30, 2008, 2007 and 2006, the Company did not recognize any goodwill impairments or dispositions.  Balances and changes in the carrying amount of goodwill for the fiscal years ended April 30, 2008 and 2007 were:

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2006	$22,060	$12,498	$16,996	$51,554
Business acquisition	---	1,404	---	1,404
Effects of currency translation	1,863	4	---	1,867
Balance as of April 30, 2007	23,923	13,906	16,996	54,825
Business acquisition	5,862	25	---	5,887
Effects of currency translation	914	218	---	1,132
Balance as of April 30, 2008	$30,699	$14,149	$16,996	$61,844

Acquisition During the Year Ended April 30, 2008 - In May 2007, the Company acquired for cash the stock of Data Technology, Inc. ("Data Technology"), a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries, located in Massachusetts.  The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to release Data Technology's products into its international markets.  The Company also plans to leverage Data Technology's product portfolio and technologies into sign making and specialty graphics applications.  Under the terms of the stock purchase agreement, the purchase price was $6.2 million, of which the Company paid $5.2 million in cash to the stockholders of Data Technology and expects to pay approximately $1.0 million related to amounts held in escrow under the terms of the stockholder agreement as contingent consideration during the first quarter of fiscal 2009.  Additionally, the Company may pay further contingent cash consideration as payments become due through the first quarter of fiscal 2011 related to certain earn-out provisions based upon operating profit objectives contained in the agreement.  The operating results of this business are included within the Sign Making and Specialty Graphics segment in the Company's condensed consolidated financial statements from the effective date of the acquisition on May 1, 2007.

The assets and liabilities of Data Technology were recorded at fair value on the date of acquisition under the purchase method of accounting.  The Company determined the intangible asset fair value of the acquired order backlog through the use of a valuation model.  The unallocated purchase price was recorded as goodwill of the Sign Making and Specialty Graphics segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs, and related deferred income taxes as of the acquisition date:

In thousands	May 1, 2007
Assets acquired:
Cash and cash equivalents	$500
Accounts receivable	701
Inventories	2,106
Prepaid expenses and other current assets	71
Property, plant and equipment	450
Goodwill	5,862
Other assets	68
Total assets acquired	9,758
Liabilities assumed:
Accounts payable	1,447
Accrued compensation and benefits	139
Other accrued liabilities	749
Deferred revenue	1,038
Deferred income taxes	223
Long-term debt	1,012
Total liabilities assumed	4,608
Net assets acquired	$5,150

The Company believes that its results of operations for years ended April 30, 2007 and April 30, 2006 would not have been materially different had the acquisition occurred at May 1, 2006 or May 1, 2005, respectively.

Acquisition During the Year Ended April 30, 2007 - In November 2006, the Company acquired for cash certain assets and assumed certain liabilities of Rápida, a former distributor of the Company's Apparel and Flexible Material's operating segment business in Spain.  The acquisition is expected to provide the Company with greater flexibility and improved profitability in Spain through direct sales and service effort to Gerber Technology customers.  Under the terms of the asset purchase agreement, the Company paid $1.5 million to Rápida.  The Company funded this acquisition through borrowings on its existing credit facility and available cash balances.

The assets and liabilities of Rápida were recorded at fair value at the date of acquisition under the purchase method of accounting.  The Company determined the fair value of the acquired intangible assets through the use of valuation models.  Acquired intangible assets include a service portfolio of business, equipment backlog, a customer list and non-compete agreements.  The unallocated purchase price was recorded as goodwill of the Apparel and Flexible Materials segment.

The acquired liabilities principally included service required under preexisting contracts, warranty obligations and contingent commission payments.  The operating results of this business are included in the Company's consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs and related deferred income taxes, as of the acquisition date.

In thousands	November 3, 2006
Assets acquired:
Inventories	$207
Intangible assets subject to amortization:
Customer relationship	282
Covenant not to compete	50
Order backlog	52
Goodwill	1,404
Total assets acquired	1,995
Liabilities assumed:
Current liabilities	315
Deferred income taxes	170
Total liabilities assumed	485
Net assets acquired	$1,510

The Company believes that its results of operations for year ended April 30, 2006 would not have been materially different had the acquisition occurred at May 1, 2005.

Note 6.  Investments

The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan.  Investments in available-for-sale securities included in Other assets for the fiscal years ended April 30, 2008 and 2007 were:

	For the Fiscal Years Ended April 30,
	2008			2007
In thousands	Cost	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$5,461	$(756)	$4,705	$5,494	$20	$5,514

Gross realized gains of $1.0 million were included in Other income (expense), net for the fiscal year ended April 30, 2007.  Realized gains and losses for the fiscal years ended April 30, 2008 and 2006 were not significant.  Realized gains and losses were reclassified from Accumulated Other Comprehensive Income into the Consolidated Statements of Operations using the specific identification cost method.

The unrealized loss as of April 30, 2008 is considered temporary based on the duration of the loss and the expected performance of the underlying investments within the mutual fund.  The fiscal 2008 reduction in the fair value of the mutual fund was consistent with an overall decline in fiscal 2008 equity markets and was not considered a valuation concern specific to the fund.

Note 7.  Income Taxes

Components of the provision for income taxes attributable to continuing operations were:

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Current:
Federal	$(1,602)	$(232)	$235
State and local	273	223	452
Foreign	6,406	4,805	2,117
Total current	5,077	4,796	2,804

Deferred:
Federal	900	1,521	(3,707)
State and local	128	278	(194)
Foreign	143	523	7,296
Total deferred	1,171	2,322	3,395
Income tax expense	$6,248	$7,118	$6,199

The following reconciles the statutory US federal income tax rate to the consolidated effective income tax rate:

	For the Fiscal Years Ended April 30,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of US federal tax benefit	1.3	1.5	1.1
Foreign tax differences and valuation allowance adjustments	1.0	1.9	14.8
Export tax incentives	---	(1.3)	(4.1)
Research and development tax credits	(2.0)	(2.8)	(3.7)
Adjustment of prior years' taxes	(7.0)	(0.6)	(1.0)
UK legislative change	---	---	25.0
Other, net	1.8	0.8	0.4
Effective income tax rate	30.1%	34.5%	67.5%

FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), requires that a valuation allowance be established if, based upon all available evidence, it is "more likely than not" that all or a portion of deferred tax assets may not be realized.  A review of all available evidence includes, but is not limited to, Company performance, the market environment in which the company operates, the length of carryback and carryforward periods, as well as objectively verifiable evidence concerning future profitability.  As of April 30, 2008 and 2007, the Company had valuation allowances of $16.1 million and $15.0 million, respectively.  The net increase in the valuation allowance of $1.1 million for the fiscal year ended April 30, 2008 relates to adjustments to certain state and foreign tax carryforwards, the effect of which has been included in the effective tax rate reconciliation in the adjustments for state income taxes and the foreign tax rate differences.  The Company expects future operations will generate sufficient earnings to realize its remaining deferred tax assets.

Deferred tax assets and liabilities as of April 30, 2008 and 2007 were:

	April 30, 2008		April 30, 2007
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$1,332	$1,704	$1,412	$2,289
Patents	---	1,517	---	1,631
Employee benefit plans	11,935	95	10,918	14
Asset valuations	17,211	5,816	19,261	4,269
Provisions for estimated expenses	3,262	73	3,095	150
Tax loss and credit carryforwards	21,721	---	21,278	---
Other	1,789	549	1,855	2,270
	57,250	9,754	57,819	10,623
Valuation allowance	(16,144)	---	(15,043)	---
	$41,106	$9,754	$42,776	$10,623

United States income and foreign withholding taxes have not been provided on $101.4 million of foreign subsidiaries excesses of financial reporting over investment tax basis differences, including unremitted foreign earnings, because the differences are considered to be reinvested indefinitely outside the United States.  The basis differences could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.  Determination of the related amount of the unrecognized deferred income tax liability is not practicable.

The sources of income before income taxes were:

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
United States	$439	$4,489	$(3,968)
Foreign	20,313	16,137	13,151
Income before income taxes	$20,752	$20,626	$9,183

As of April 30, 2008, the Company has approximately $217.6 million of tax net operating loss carryforwards, primarily state and foreign, of which $197.7 million expire as follows:  $6.8 million from the fiscal years ending April 30, 2009 through 2013, none during the fiscal years ending April 30, 2014 through 2018, and $190.9 million from the fiscal years ending April 30, 2019 through 2028.  In addition, the Company has approximately $8.1 million of federal tax credit carryforwards, of which $6.3 million expire from the fiscal years ending April 30, 2018 through 2027.

Following is a rollforward of the valuation allowance on deferred tax assets for the fiscal years ended April 30, 2008, 2007 and 2006:

In thousands	Balance at Beginning of Fiscal Year	Charges to Income Tax Expense	Write-off of Fully Reserved Deferred Tax Assets		Deductions	Balance at End of Fiscal Year
Fiscal 2008	$15,043	$1,188	$	---	$(87)	$16,144
Fiscal 2007	14,292	1,227		---	(476)	15,043
Fiscal 2006	18,780	3,946		(8,162)	(272)	14,292

Charges to income tax expense relate primarily to net operating losses in state and foreign jurisdictions, the effect of which has been included in the effective tax rate reconciliation in the adjustment for state income taxes and within foreign tax rate differences.  It is reasonably possible that approximately $3.4 million of the valuation allowance will be reversed within 12 months as a result of foreign structural changes.

As disclosed in Note 1, the Company adopted the provisions of FIN 48 as of May 1, 2007. At April 30, 2007, the Company had gross tax-effected unrecognized tax benefits of $10.4 million of which $5.1 million, if recognized, would impact the effective tax rate. During the year ended April 30, 2008, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million. Total accrued interest at April 30, 2008 and 2007 was approximately $0.1 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands
Balance as of May 1, 2007	$5,061
Additions for tax positions related to the current year	74
Additions for tax positions of prior years	292
Reductions for tax positions of prior years	(374)
Reductions for lapse of applicable statutes of limitation	(989)
Settlements	---
Balance as of April 30, 2008	$4,064

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, Switzerland, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.

It is reasonably possible that a reduction in a range of $0.2 million to $0.7 million of unrecognized tax benefits may occur within 12 months as a result of expirations of statutes of limitation.

Note 8.  Borrowings

The Company's outstanding debt is comprised of the following:

April 30, 2008		April 30,
In thousands	Effective rates	2008		2007
Short-term lines of credit	*	$	---	$1,540
Revolvers	4.61%		36,000	25,000
Term loans	*		---	836
Industrial development bonds	2.57%		6,000	6,000
			42,000	33,376
Less portion due within one year			---	(1,773)
Total long-term debt			$42,000	$31,603

*  There were no outstanding borrowings under short-term lines of credit as of April 30, 2008.  Term loans were paid in full during the year ended April 30, 2008.

All of the Company's outstanding debt was at variable interest rates as of April 30, 2008.  As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.

Credit Facility – The Company entered into a credit agreement on January 31, 2008 (the "Credit Agreement") and refinanced its former credit facility with a $125.0 million senior secured credit facility, of which up to $125.0 million may be borrowed under revolving credit loans.  In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $25.0 million the total principal amount of borrowings available under the credit facility.  The new facility matures on January 31, 2013.  The Credit Agreement is among the Company and certain of its subsidiaries and JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, Citizens Bank of Massachusetts and RBS Greenwich Capital.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is subject to financial covenants under the Credit Agreement, including a minimum consolidated EBIT to consolidated interest expense ratio, a maximum total funded debt to consolidated EBITDA ratio, and an annual maximum consolidated capital expenditures covenant (each as defined in the Credit Agreement).

The Credit Agreement also contains certain subjective acceleration causes which, upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders, may cause amounts due under the agreement to become immediately due and payable.  Additionally, the Credit Agreement contains certain cross-default provisions, which provide that default by the Company under other lending arrangements could cause the Company to be in default of the Credit Agreement.

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

Weighted-average interest rates of the Company's primary credit facility, inclusive of deferred debt issue costs amortized, were 8.6 percent in the fiscal year ended April 30, 2008, 9.5 percent in the fiscal year ended April 30, 2007 and 11.0 percent in the fiscal year ended April 30, 2006.

Industrial Development Bonds – The Company has outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds ("Industrial Development Bonds").  The interest rate is adjusted to market rates on a weekly basis.  Weighted-average interest rates of the Industrial Development Bonds were 3.3 percent in the fiscal year ended April 30, 2008, 3.6 percent in the fiscal year ended April 30, 2007 and 2.7 percent in the fiscal year ended April 30, 2006.  The Industrial Development Bonds are collateralized by certain property, plant and equipment and mature in 2014.

The demand feature of the Industrial Development Bonds is supported by a letter of credit from a major United States commercial bank. The letter of credit, which expires in September 2008, automatically renews on an annual basis through an evergreen clause and carries a fee of 1.75 percent of the face amount.  Advances under the letter of credit become a note payable on demand at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in certain property.  There were no outstanding amounts under this letter of credit as of April 30, 2008 or 2007.

Short-term Lines of Credit – The Company had short-term bank lines of credit available with several international banks of approximately $5.4 million as of April 30, 2008 and $4.8 million as of April 30, 2007.

Note 9.  Preferred Stock, Common Stock, Stock Option Plans and Restricted Stock

Preferred Stock – The Company's Certificate of Incorporation authorizes 10.0 million shares of preferred stock, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series.  As of April 30, 2008, no preferred stock had been issued.

Common Stock – The Company's Certificate of Incorporation authorizes 100.0 million shares of common stock.  There were 23.7 million shares outstanding as of April 30, 2008 and 23.2 million shares outstanding as of April 30, 2007.

Stock Repurchase Plan – The Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant.  Under this authorization, the Company purchased 1.0 million shares in fiscal 2000. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2008, the Company could purchase up to an additional 2.0 million shares.

Stock Plans – The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted stock may be granted to employees from common stock.  Directors may receive share grants from treasury stock. Options issued by the Company under its stock plans have a term of ten years and typically vest ratably over a period of three years. Restricted stock grants are expensed over the vesting period of the award. Under all stock plans, the exercise price of the stock option is set on the grant date and may not be less than the fair market value per share on that date.

As of April 30, 2008 the Company had five stock incentive plans:  the 2006 Omnibus Incentive Plan (the "Omnibus Plan"), the 2003 Employee Stock Option Plan (the "2003 Plan"), the 1992 Employee Stock Plan (the "1992 Employee Plan"), the 1992 Non-Employee Director Stock Option Plan (the "1992 Non-Employee Director Plan") and the Non-Employee Director's Stock Grant Plan (the "Non-Employee Director Stock Grant Plan"), under which employees and directors had been granted options to purchase or be granted Common Stock of the Company, as applicable.

The Omnibus Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units performance shares, performance units, cash-based awards and other stock-based awards to directors, officers and key employees.  As of April 30, 2008, only nonqualified stock options and restricted stock had been granted.  Stock options awarded to key employees under this plan have a ten-year term and are exercisable at the common stock market price on the date of grant.  Options vest in accordance with the terms of an employee's grant agreement, generally over three years.  A total of 1.5 million shares of common stock are authorized under the Omnibus Plan.  Exercised options are issued from new common shares.

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

The 1992 Employee Plan, which expired on August 19, 2002, provided for the grant of incentive stock options, nonqualified options and restricted stock to key employees for a ten-year term, exercisable at the common stock market price on the date of grant.  Vested outstanding options under this plan remain exercisable in accordance with the terms of the 1992 Employee Plan.  Exercised options are issued from new common shares.

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

The Non-Employee Director Stock Grant Plan provides an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to 5,000 shares per year as of May 1, 2006.  Prior to May 1, 2006, the Non-Employee Director Stock Grant Plan provided an annual grant of the Company's common stock to non-employee members of the Board of Directors equal to $25,000 per year.  Grants under this plan are issued from treasury shares.

In the event of a "change in control," as defined in the Omnibus Plan, the 2003 Plan and the 1992 Employee Plan, all unvested outstanding stock options granted under these plans vest and become immediately exercisable.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the grant date stock price, the expected option term, the expected volatility of the Company's stock over the expected option term and the risk-free interest rate over the expected option term.  No dividend yield was assumed for fiscal 2008, 2007 or 2006 grants.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended April 30, 2008, 2007 and 2006:

	For the Fiscal Years Ended April 30,
	2008	2007	2006
Expected option term[1]	5.9 years	5.6 years	5.7 years
Expected volatility[2]	51%	55%	73%
Risk-free interest rate[3]	3.2%	4.4%	4.4%
1
The option term was determined using the simplified method for estimating expected option life through December 31, 2007.  The Company's options qualify as "plain-vanilla" options, as defined in the SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment."  Beginning on January 1, 2008, the expected option term is determined by analyzing the Company's historical experience.

2
The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant.

3	The risk-free interest rate is based on the 5-year U.S. Treasury note yield in effect at the time of grant.

Weighted-average fair values at date of grant for options granted during the fiscal years ended April 30, 2008, 2007 and 2006 were $4.82, $7.36 and $6.28, respectively.  The total intrinsic value of options exercised during the fiscal years ended April 30, 2008, 2007 and 2006 were $0.9 million, $3.2 million and $0.9 million, respectively.  The fair value of options vested during the fiscal years ended April 30, 2008, 2007 and 2006 was $1.7 million, $1.4 million and $0.9 million, respectively.  The Company has option grants for approximately 0.7 million shares expected to vest over the next 1.6 years (weighted-average contractual remaining term).  The weighted-average exercise price per share of those options expected to vest is $10.70 per share, with a combined aggregate intrinsic value of $0.1 million.

The Company recognized pre-tax stock option compensation expense primarily with Selling, General and Administrative Expenses of $1.4 million for the year ended April 30, 2008 and $1.6 million for the year ended April 30, 2007.

A summary of stock option activity under the stock option plans for the fiscal year ended April 30, 2008 is set forth below:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2007	2,546	$11.83	5.3 years	$3.4
Options granted	418	$9.35
Options exercised	(219)	$6.91		$0.9
Options canceled	(628)	$16.63
Outstanding as of April 30, 2008	2,117	$10.42	5.8 years	$2.0
Options exercisable as of April 30, 2008	1,376	$10.24	4.2 years	$1.9

The majority of the current outstanding restricted stock grants vest one-fourth each year for the four-year period following the date of grant.  During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights.  Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances.  The amount of compensation expense recognized for restricted stock awards, net of cancellations, was $0.4 million for the fiscal year ended April 30, 2008 and $0.1 million for the fiscal years ended April 30, 2007 and 2006.   Restricted stock award activity was as follows:

	For the Fiscal Years Ended April 30,
	2008	2007	2006
Restricted stock awarded (shares in thousands)	288	32	9
Weighted-average fair value on date of grant per share	$9.65	$14.06	$9.45

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal year ended April 30, 2008:

In thousands except per share amounts	Shares	Weighted-average Fair Value
Nonvested as of April 30, 2007	46	$12.21
Granted	288	9.65
Vested	(13)	11.39
Forfeited	(13)	10.16
Nonvested as of April 30, 2008	308	$9.91

As of April 30, 2008, there was $5.4 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 10.  Accumulated Other Comprehensive Income

The following table discloses the balance by classification within accumulated other comprehensive income (loss):

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of April 30, 2005	$9,861	$187	$(13,625)	$(3,577)
Fiscal 2006 activity	(2,692)	287	7,876	5,471
Balance as of April 30, 2006	7,169	474	(5,749)	1,894
Fiscal 2007 activity	7,266	(462)	1,384	8,188
Initial application of SFAS 158	---	---	(8,927)	(8,927)
Balance as of April 30, 2007	14,435	12	(13,292)	1,155
Fiscal 2008 activity	11,686	(486)	(1,785)	9,415
Balance as of April 30, 2008	$26,121	$(474)	$(15,077)	$10,570

Note 11.  Employee Benefit Plans

Pension Plans – The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Plan"), covering employees in the United States.  Employees hired on or after May 1, 2004 are not eligible to participate in the Qualified Plan.  Qualified Plan benefits accrued prior to May 1, 2004 were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service (before April 30, 2004).  Effective May 1, 2004, Qualified Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued as of April 30, 2004. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and noncash), including compensation related to stock option plans and certain other benefits and payments.

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

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.  The Company has one closed defined benefit plan in the United Kingdom with an unfunded status of approximately $0.1 million as of April 30, 2008.

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

The following table presents the incremental effect of applying SFAS 158 on the Consolidated Balance Sheet as of April 30, 2007:

In thousands	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$15,484	$(1,100)	$14,384
Deferred tax asset	$29,593	$5,300	$34,893
Total assets	$331,762	$4,200	$335,962
Other accrued liabilities	$25,067	$518	$25,585
Total current liabilities	$113,235	$518	$113,753
Accrued pension benefit liability	$16,180	$12,609	$28,789
Accumulated other comprehensive income	$10,082	$(8,927)	$1,155
Shareholders' equity	$153,408	$(8,927)	$144,481

The Company uses an April 30 measurement date for its pension plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheets as of April 30, 2008 and 2007:

	Qualified Plan				Nonqualified Plan
In thousands	2008		2007		2008		2007
Change in benefit obligation:
Benefit obligation at beginning of fiscal year		$104,175		$98,417		$7,274		$7,251
Service cost		2,493		2,361		95		94
Interest cost		6,066		5,874		396		427
Actuarial (gain) loss		(4,799)		1,330		73		43
Benefits paid		(3,943)		(3,807)		(582)		(541)
Benefit obligation at end of fiscal year		$103,992		$104,175		$7,256		$7,274

Change in plan assets:
Fair value of plan assets at beginning of year		$82,142		$72,537	$	---	$	---
Actual return on plan assets		(1,442)		9,329		---		---
Employer contributions		5,440		4,083		582		541
Benefits paid		(3,943)		(3,807)		(582)		(541)
Fair value of plan assets at end of fiscal year		$82,197		$82,142	$	---	$	---

Funded status and net amount recognized		$(21,795)		$(22,033)		$(7,256)		$(7,274)

Amounts recognized in balance sheets, before taxes:
Other accrued liabilities	$	---	$	---		$(544)		$(518)
Accrued pension benefit liability		(21,795)		(22,033)		(6,712)		(6,756)
Net amount recognized		$(21,795)		$(22,033)		$(7,256)		$(7,274)

Amounts recognized in Accumulated Other Comprehensive Income, before taxes, consist of:
Net actuarial loss		$22,032		$18,958		$1,225		$1,157
Prior service cost (credit)		803		1,100		(34)		(37)
Net amount recognized		$22,835		$20,058		$1,191		$1,120

Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows as of April 30, 2008 and 2007:

	Qualified Plan		Nonqualified Plan
In thousands	2008	2007	2008	2007
Projected benefit obligation	$103,992	$104,175	$7,256	$7,274
Accumulated benefit obligation	$94,233	$91,485	$6,900	$6,837
Fair value of plan assets	$82,197	$82,142	---	---

The components of the net periodic benefit cost were as follows:

	Qualified Plan			Nonqualified Plan
	For the Fiscal Years Ended April 30,			For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006	2008	2007	2006
Service cost	$2,493	$2,361	$2,894	$95	$93	$164
Interest cost	6,066	5,874	5,530	396	427	405
Expected return on plan assets	(7,044)	(6,132)	(5,609)	---	---	---
Amortization of: Prior service cost (credit)	296	296	296	(3)	(2)	(3)
Actuarial loss	614	730	1,708	4	22	63
Net periodic benefit cost	$2,425	$3,129	$4,819	$492	$540	$629

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre tax, are as follows for the year ended April 30, 2008:

In thousands	Qualified Plan	Nonqualified Plan
Current year actuarial loss	$3,687	$72
Amortization of net actuarial loss	(614)	(4)
Amortization of prior service cost (credit)	(296)	3
Total recognized in other comprehensive income	$2,777	$71

The total amount recognized in net periodic benefit cost and other comprehensive income for the fiscal year ended April 30, 2008 was $5.2 million for the Qualified Plan and $0.6 million for the Nonqualified Plan.

The estimated amount that will be amortized from Accumulated Other Comprehensive Income into net periodic benefit cost in the fiscal year ending April 30, 2009 is as follows:

In thousands	Qualified Plan	Nonqualified Plan
Net actuarial loss	$969	$42
Prior service cost (credit)	296	(3)
Total	$1,265	$39

Major assumptions used in determining the benefit obligation and net cost are presented in the following tables as weighted-averages as of April 30, 2008 and 2007:

	Qualified Plan		Nonqualified Plan
Benefit Obligation Assumptions	2008	2007	2008	2007
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Qualified Plan			Nonqualified Plan
	For the fiscal years ended April 30,			For the fiscal years ended April 30,
Net Cost Assumptions	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.25%	5.50%	6.00%	6.25%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%	---	---	---
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

The Company's weighted-average asset allocations as of April 30, 2008 and 2007 by major asset category, for the Company's Qualified Plan were as follows:

	2008	2007
Equity securities	53%	70%
Debt securities	39%	25%
Real estate	5%	---
Other (primarily money market funds)	3%	5%
	100%	100%

As of April 30, 2008, the Company was primarily invested in mutual funds with underlying investments in the categories listed above.  The overall strategy of the Qualified Plan is to have a diverse portfolio that reasonably spans established risk and return levels, preserves liquidity and is designed to achieve an acceptable rate of return based on the investments' risk profiles.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth.  The Qualified Plan's asset allocation is designed to provide diversification among various asset classes.  The Company's target allocation as of April 30, 2008 was 50 percent to 70 percent in equity securities and 30 percent to 50 percent in fixed income securities.

The Qualified Plan contained no shares of Gerber Scientific, Inc. common stock as of April 30, 2008 or 2007.

The Company expects to contribute $6.6 million to its pension plans in the fiscal year ending April 30, 2009.

Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, are expected to be paid for the Company's Qualified and Nonqualified Pension Plans:

In thousands	Qualified Plan	Nonqualified Plan
Fiscal Year 2009	$3,996	$544
Fiscal Year 2010	$4,257	$516
Fiscal Year 2011	$4,437	$508
Fiscal Year 2012	$4,610	$502
Fiscal Year 2013	$4,878	$482
Fiscal Years 2014-2018	$29,530	$2,225

401(k) Plan – Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the U.S. may contribute a portion of their compensation to a tax-deferred 401(k) plan.  The Company contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. The Company's expense for matching contributions was $1.4 million, $1.2 million and $0.9 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.

Note 12.  Restructuring Charges

There were no restructuring charges recorded in the fiscal year ended April 30, 2008 or April 30, 2007.  In the fiscal year ended April 30, 2006, the Company recorded adjustments to certain estimates related to severance, including the reversal of a $0.3 million restructuring charge related to severance payable to a former employee when it was determined that this amount would not be paid.  The Company has a leased facility consolidation restructuring accrual within the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004.  During the year ended April 30, 2008, $0.1 million of cash payments reduced the accrual to an ending balance of $1.0 million.  The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 13.  Guarantees

Warranty – A limited warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale.

The following is a reconciliation of the beginning and ending balances of the Company's accrued standard warranty liability for the fiscal years ended April 30, 2008 and 2007, which are included in Other accrued liabilities on the Company's Consolidated Balance Sheets:

	For the Fiscal Years Ended April 30,
In thousands	2008	2007
Beginning balance	$2,337	$2,445
Warranties issued in the current period	5,880	6,281
Reductions for costs incurred	(5,890)	(6,389)
Ending balance	$2,327	$2,337

The Company incurred additional costs of $0.9 million and $0.6 million for the fiscal years ended April 30, 2008 and 2007, respectively, under extended warranty contracts.

Financing Arrangements – The Company has agreements with major financial services institutions to assist customers in obtaining lease financing to purchase the Company's equipment.  The financial services institutions are the lessor and the customer is the lessee.  These leases typically have terms ranging from two to six years.  As of April 30, 2008, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $11.9 million. The Company's net exposure related to recourse provisions under these agreements was approximately $4.4 million.  The equipment sold generally collateralizes the lease receivables.  In the event of default by the lessee, the Company has the liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company.  In most cases, the Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution.  As of April 30, 2008 and 2007, the Company recorded undiscounted accruals for the expected losses under recourse provisions of $0.2 million and $0.4 million, respectively.

Guarantees of Debt – As of April 30, 2008, certain subsidiaries of the Company were guarantors of the Company's Credit Facility.  The guarantors are required to fulfill the Company's obligations over the life of the Credit Facility, if the Company fails to pay any portion of the outstanding debt when due.  Outstanding debt under the Credit Facility was $36.0 million and $25.8 million as of April 30, 2008 and 2007, respectively.

Note 14.  Segment Reporting

Reportable segments are determined based on management's evaluation of the business units.  Each business unit sells internationally as well as within the United States.  The Sign Making and Specialty Graphics segment manufactures and distributes computer-controlled production systems, software and aftermarket supplies sold to a diversified customer base in the sign making and specialty graphics industries.  This segment is comprised of the Gerber Scientific Products and Spandex business units.  The results of Data Technology, acquired during May 2007, are included within Gerber Scientific Products' results as part of the Sign Making and Specialty Graphics segment (Note 5).  The Apparel and Flexible Materials segment manufactures and distributes computer-controlled production systems and software for product design, spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites.  The Apparel and Flexible Materials segment's customer base is in the apparel, aerospace, automotive, furniture and other industries. The Ophthalmic Lens Processing segment manufactures and distributes computer-controlled production systems and aftermarket supplies sold to a diversified customer base in the ophthalmic industry.

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

	For the Fiscal Years Ended April 30,
In thousands	2008	2007	2006
Sign Making and Specialty Graphics:
Gerber Scientific Products	$102,689	$89,357	$89,798
Spandex	258,397	212,730	186,479
Sign Making and Specialty Graphics	361,086	302,087	276,277
Apparel and Flexible Materials	207,945	196,164	182,808
Ophthalmic Lens Processing	70,986	76,547	71,333
Consolidated revenue	$640,017	$574,798	$530,418

Sign Making and Specialty Graphics:
Gerber Scientific Products	$1,376	$5,199	$7,008
Spandex	10,592	6,419	4,323
Sign Making and Specialty Graphics	11,968	11,618	11,331
Apparel and Flexible Materials	26,681	27,601	22,958
Ophthalmic Lens Processing	3,434	2,913	676
Segment operating income	42,083	42,132	34,965
Corporate operating expenses	(17,984)	(18,500)	(17,149)
Total operating income	$24,099	$23,632	$17,816

Revenue by geographic area for the fiscal years ended April 30, 2008, 2007 and 2006 and net property, plant and equipment by geographic area as of April 30, 2008, 2007 and 2006 are in the table below.  Revenue was attributed to specific countries based on the shipment destination.

In thousands	United States	Europe	All Other	Total
2008
Revenue	$163,099	$292,252	$184,666	$640,017
Property, plant and equipment	$18,440	$17,986	$3,426	$39,852

2007
Revenue	$157,600	$243,564	$173,634	$574,798
Property, plant and equipment	$16,775	$17,554	$2,653	$36,982

2006
Revenue	$170,715	$214,169	$145,534	$530,418
Property, plant and equipment	$19,573	$16,481	$2,475	$38,529

Note 15.  Commitments and Contingencies

Leases – The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any material capital leases. Rental expense under lease arrangements was $13.4 million, $12.5 million and $11.3 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.

Minimum annual rental commitments as of April 30, 2008 under long-term noncancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2009	$10,446	$1,714	$12,160
2010	8,290	1,185	9,475
2011	6,968	553	7,521
2012	6,129	164	6,293
2013	6,203	30	6,233
After 2013	25,093	---	25,093
	$63,129	$3,646	$66,775

Future minimum rentals to be received under noncancelable subleases total $4.2 million.

The Company has two significant operating leases for facilities located in Connecticut and the United Kingdom.  Each lease was originated under a sale-leaseback transaction.  The Connecticut lease is a 17-year lease, entered into in the fiscal year ended April 30, 2002, and the United Kingdom lease is a 15-year lease, entered into in the fiscal year ended April 30, 2001.  The United Kingdom lease contains a rent escalation feature that is accounted for on a straight-line basis over the contractual term of the lease.

Litigation matters – The Company is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business.  While the outcome of current pending matters cannot be predicted definitively, management, after reviewing such matters and claims and consulting with the Company's internal and external counsel and considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material adverse impact on the Company's consolidated financial position, results of operations, cash flows, liquidity or competitive position.

Note 16.  Assets Held for Sale / Sale of Assets

The Company's management has approved a plan to consolidate certain Australian facilities, which includes the sale of an owned Ophthalmic Lens Processing facility in that region.  This consolidation and the related sale of the facility is expected to be completed within one year of April 30, 2008.  The net book value of $0.4 million related to that facility is classified in Prepaid expenses and other current assets in the Consolidated Balance Sheet as of April 30, 2008.

During the year ended April 30, 2008, the Company sold its rights to the Gerber Coburn Innovations software product to Ocuco, Inc. for $1.0 million.  The Company received $0.2 million in cash and $0.6 million in notes receivable.  Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company.  Included in the consideration received, Ocuco assumed a liability of $0.2 million related to the product line.  A gain of $1.0 million was recorded in Other income (expense), net on the Company's Consolidated Statement of Operations for the year ended April 30, 2008.  The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

During the year ended April 30, 2008, the Company sold a parcel of land in Connecticut for $1.4 million.  The Company accounted for this transaction under the full accrual method in accordance with FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.  The Company received $0.3 million in cash and a note receivable for $1.1 million.  A gain of $1.3 million was recorded in Other income (expense), net on the Company's Consolidated Statement of Operations for the year ended April 30, 2008.

Note 17.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the fiscal years indicated below.

	April 30, 2008			April 30, 2007			April 30, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share before the cumulative effect of a change in accounting principle	$14,504	23,320	$0.62	$13,508	22,896	$0.59	$2,984	22,418	$0.13
Cumulative effect of a change in accounting principle	---	---	---	---	---	---	(340)	22,418	(0.01)
Basic earnings per share	$14,504	23,320	$0.62	$13,508	22,896	$0.59	$2,644	22,418	$0.12
Basic earnings per share before the cumulative effect of a change in accounting principle	$14,504	23,320	$0.62	$13,508	22,896	$0.59	$2,984	22,418	$0.13
Effect of dilutive options and awards	---	278	(0.01)	---	550	(0.01)	---	288	---
Diluted earnings per share before the cumulative effect of a change in accounting principle	$14,504	23,598	$0.61	$13,508	23,446	$0.58	$2,984	22,706	$0.13
Cumulative effect of a change in accounting principle	---	---	---	---	---	---	(340)	22,706	(0.01)
Diluted earnings per share	$14,504	23,598	$0.61	$13,508	23,446	$0.58	$2,644	22,706	$0.12

For the fiscal years ended April 30, 2008, 2007 and 2006, stock options to purchase 0.7 million, 1.1 million and 1.7 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock.

Note 18.  Quarterly Results (Unaudited)

A summary of the quarterly results of operations for the past two fiscal years is set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Revenue	$153,667	$160,716	$151,966	$173,668
Gross profit	$45,461	$46,396	$43,453	$51,223
Net income	$2,837	$2,501	$3,063	$6,103
Earnings per common share:
Basic	$0.12	$0.11	$0.13	$0.26
Diluted	$0.12	$0.11	$0.13	$0.26
Fiscal 2007
Revenue	$137,488	$145,049	$137,124	$155,137
Gross profit	$41,705	$43,632	$40,001	$47,036
Net income	$2,024	$3,689	$2,230	$5,565
Earnings per common share:
Basic	$0.09	$0.16	$0.10	$0.24
Diluted	$0.09	$0.16	$0.10	$0.24

For the fiscal years ended April 30, 2008 and April 30, 2007, the sum of the four quarters diluted earnings per share does not equal the full year diluted earnings per share due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

June 27, 2008	By:	/s/ John J. Krawczynski
John J. Krawczynski (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
June 27, 2008	/s/ Marc T. Giles (Marc T. Giles)	President, Chief Executive Officer and Director (Principal Executive Officer)

June 27, 2008	/s/ Michael R. Elia (Michael R. Elia)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

June 27, 2008	/s/ Donald P. Aiken (Donald P. Aiken)	Director, Chairman

June 27, 2008	/s/ Edward G. Jepsen (Edward G. Jepsen)	Director

June 27, 2008	/s/ Randall D. Ledford (Randall D. Ledford)	Director

June 27, 2008	/s/ John R. Lord (John R. Lord)	Director

June 27, 2008	/s/ Carole F. St. Mark (Carole F. St. Mark)	Director

June 27, 2008	/s/ W. Jerome Vereen (W. Jerome Vereen)	Director