Form 10-Q
period 2008-09-04
GERBER SCIENTIFIC INC
filed 2008-09-04
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                           Accelerated filer ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)       Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

23,852,290 shares of common stock of the registrant were outstanding as of August 31, 2008, exclusive of treasury shares.

	GERBER SCIENTIFIC, INC. Index to Quarterly Report on Form 10-Q Fiscal Quarter Ended July 31, 2008
PART I		PAGE

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22

PART II

Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23

Signature		24
Exhibit Index		25

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended July 31,
In thousands, except per share data	2008	2007
Revenue:
Product sales	$139,807	$135,290
Service sales	19,051	18,377
	158,858	153,667
Costs and Expenses:
Cost of products sold	103,594	96,657
Cost of services sold	13,220	11,549
Selling, general and administrative expenses	34,211	34,623
Research and development	6,233	6,465
	157,258	149,294
Operating income	1,600	4,373

Other income (expense), net	(128)	725
Interest expense	(614)	(989)
Income before income taxes	858	4,109
Income tax expense	177	1,272
Net income	$681	$2,837
Earnings Per Share of Common Stock:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12
Weighted Average Shares Outstanding:
Basic	23,459	23,187
Diluted	23,772	23,557

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
In thousands	2008	2008
Assets:
Current Assets:
Cash and cash equivalents	$14,477	$13,892
Accounts receivable, net	109,784	120,752
Inventories	81,086	76,927
Deferred tax assets	7,370	7,600
Prepaid expenses and other current assets	7,534	5,829
Total Current Assets	220,251	225,000
Property, plant and equipment, net	40,187	39,852
Goodwill	61,823	61,844
Deferred tax assets	34,088	34,354
Other assets	19,466	17,489
Total Assets	$375,815	$378,539
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$44,578	$51,253
Accrued compensation and benefits	18,426	23,671
Other accrued liabilities	26,295	27,672
Deferred revenue	16,085	16,399
Total Current Liabilities	105,384	118,995
Long-term debt	53,000	42,000
Accrued pension benefit liability	28,091	28,514
Other long-term liabilities	18,038	19,467

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	244	243
Paid-in capital	76,993	75,472
Retained earnings	96,107	95,426
Treasury stock	(11,994)	(12,148)
Accumulated other comprehensive income	9,952	10,570
Total Shareholders' Equity	171,302	169,563
Total Liabilities and Shareholders' Equity	$375,815	$378,539

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Cash flows from operating activities:
Net income	$681	$2,837
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	2,407	2,299
Deferred income taxes	2,988	264
Stock-based compensation	675	264
Gain on sale of assets	---	(950)
Other noncash items	365	448
Changes in operating accounts:
Accounts receivable	10,822	7,399
Inventories	(4,510)	(5,990)
Prepaid expenses and other assets	(1,506)	(1,132)
Accounts payable and other accrued liabilities	(11,661)	766
Accrued compensation and benefits	(5,235)	(2,042)
Net cash (used for) provided by operating activities	(4,974)	4,163
Cash flows from investing activities:
Capital expenditures	(2,206)	(1,091)
Proceeds from sale of assets	334	150
Proceeds from sale of available for sale investments	344	215
Purchases of available for sale investments	(202)	(123)
Business acquisitions	(92)	(4,650)
Investment funds held in escrow	(3,767)	---
Acquisition of intangible assets	(266)	(102)
Net cash used for investing activities	(5,855)	(5,601)
Cash flows from financing activities:
Debt repayments	(7,000)	(82,729)
Debt proceeds	18,000	92,829
Common stock issued	912	1,141
Net cash provided by financing activities	11,912	11,241
Effect of exchange rate changes on cash	(498)	7
Increase in cash and cash equivalents	585	9,810
Cash and cash equivalents at beginning of period	13,892	8,052
Cash and cash equivalents at end of period	$14,477	$17,862

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed consolidated balance sheet as of April 30, 2008 has been derived from the audited consolidated financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2008.  The results of operations and cash flows for the fiscal quarter ended July 31, 2008 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, filed with the Securities and Exchange Commission on June 27, 2008.  Certain reclassifications have been made to the prior year fiscal quarter amounts disclosed to conform to the presentation for the fiscal quarter ended July 31, 2008.

Note 2.  Inventories

Inventories were as follows:

	July 31,	April 30,
In thousands	2008	2008
Raw materials and purchased parts	$67,780	$64,230
Work in process	3,377	2,894
Finished goods	9,929	9,803
Total inventories	$81,086	$76,927

Note 3.   Restructuring

The Company's restructuring accrual as of July 31, 2008 and April 30, 2008 was related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004.  The Company made cash payments during the quarter ended July 31, 2008 that reduced the accrual to $0.9 million as of July 31, 2008.  The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 4.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	July 31, 2008		April 30, 2008
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,701	$3,131	$7,512	$3,062
Other	639	448	646	413
Total amortized intangible assets	$8,340	$3,579	$8,158	$3,475

Intangible asset amortization expense was $0.2 million for both the quarter ended July 31, 2008 and the quarter ended July 31, 2007.  It is estimated that such expense will be $0.7 million for the fiscal year ending April 30, 2009, $0.4 million annually for fiscal years ending April 30, 2010 through 2012 and $0.3 million annually for fiscal years ending April 30, 2013 through 2014, based on the amortizable intangible assets as of July 31, 2008.

There were no impairments or dispositions of goodwill during the quarter ended July 31, 2008 or July 31, 2007.  The adjustment to previously reported goodwill reflected in the table below related to a purchase price adjustment from the Data Technology acquisition.  Balances and changes in the carrying amount of goodwill for the quarter ended July 31, 2008 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2008	$30,699	$14,149	$16,996	$61,844
Adjustment to previously reported goodwill	92	---	---	92
Effects of currency translation	(90)	(23)	--	(113)
Balance as of July 31, 2008	$30,701	$14,126	$16,996	$61,823

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.

The following table presents revenue and operating income by reportable segment:

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Sign Making and Specialty Graphics:
Gerber Scientific Products	$23,934	$25,129
Spandex	70,435	60,751
Sign Making and Specialty Graphics	94,369	85,880
Apparel and Flexible Materials	48,949	49,479
Ophthalmic Lens Processing	15,540	18,308
Consolidated revenue	$158,858	$153,667
Sign Making and Specialty Graphics:
Gerber Scientific Products	$(1,163)	$(172)
Spandex	3,303	1,718
Sign Making and Specialty Graphics	2,140	1,546
Apparel and Flexible Materials	3,666	7,053
Ophthalmic Lens Processing	115	1,379
Segment operating income	5,921	9,978
Corporate operating expenses	(4,321)	(5,605)
Consolidated operating income	$1,600	$4,373

Note 6.   Comprehensive Income

The Company's total comprehensive income was as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Net income	$681	$2,837
Other comprehensive income (loss):
Foreign currency translation adjustments	(626)	1,453
Defined benefit pension plans activity, net of tax	205	142
Unrealized investment loss, net of tax	(216)	(65)
Net gain on cash flow hedge derivative instrument, net of tax	19	---
Total comprehensive income	$63	$4,367

Note 7.   Earnings Per Share

Basic and diluted earnings per common share are calculated in accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation, where such effect is dilutive.

The following table sets forth the computation of basic and diluted net earnings per common share:

	For the Fiscal Quarters Ended July 31,
	2008			2007
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$681	23,459	$0.03	$2,837	23,187	$0.12
Effect of dilutive options and awards	---	313	---	---	370	---
Diluted earnings per share	$681	23,772	$0.03	$2,837	23,557	$0.12

Note 8.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to guarantees outstanding during the quarter ended July 31, 2008.

Changes in the carrying amounts of product warranties were as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Beginning balance	$2,327	$2,337
Warranties issued in the current period	1,126	1,798
Reductions for costs incurred	(1,242)	(1,691)
Ending balance	$2,211	$2,444

Note 9.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Service cost	$597	$647
Interest cost	1,770	1,615
Expected return on plan assets	(1,710)	(1,760)
Amortization of:
Prior service cost	73	73
Actuarial loss	253	154
Net periodic benefit cost	$983	$729

For the quarter ended July 31, 2008, $1.1 million in cash contributions were made to the Company's pension defined benefit plans.  The Company expects to contribute $6.6 million to these plans in the fiscal year ending April 30, 2009.

Note 10.  Assets Held for Sale / Sales of Assets

The Company relocated certain Australian facilities and completed the sale of the Ophthalmic Lens Processing segment's Australian facility during August 2008.  The net book value related to that facility of $0.4 million was recorded as an asset held for sale and classified in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of July 31, 2008.

During the first quarter of fiscal 2008, the Company sold its rights to the Gerber Coburn Innovations software product to Ocuco, Inc. for $1.0 million.  The Company received $0.2 million in cash and $0.6 million in notes receivable at the date of the sale.  Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company.  Included in the consideration received, Ocuco assumed a liability of $0.2 million related to the product line.  A gain of $1.0 million was recorded in Other income (expense), net on the Company's Condensed Consolidated Statement of Operations for the fiscal quarter ended July 31, 2007.  The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Note 11.  Derivative Instruments

The Company entered into an interest rate swap arrangement during the quarter ended July 31, 2008.  The Company uses derivative instruments, including swaps, as risk and cash flow management tools and does not use derivative instruments for trading or speculative purposes.  Derivatives used for interest rate swap hedging purposes may be designated and effective as a cash flow hedge of the identified risk exposure at the inception of the contract.  Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the underlying hedged item at inception of the hedge and over the life of the hedge contract.  To the extent the interest rate swap is effective, changes in the fair value will be recognized through Other Comprehensive Income over the term of the derivative contract. To the extent the interest rate swap is not effective, changes in the fair value will be recognized through earnings.

At July 31, 2008, the fair value of the swap agreement recorded as an asset was not significant.  Based upon current market conditions, of the amount recorded in shareholders' equity, a small pre-tax gain is expected to be reclassified into Interest expense on the Condensed Consolidated Statements of Operations to reflect actual interest rate payment dates and settlement within the next 12 months.  There were no gains or losses recognized in net income related to the swap agreement during the quarter ended July 31, 2008, as the interest rate swap was perfectly effective as a cash flow hedge.  The interest rate swap matures in May 2010.

Note 12.  Fair Value Measurements

The Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") on May 1, 2008 for its financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The Company plans to adopt SFAS 157 for its nonrecurring nonfinancial assets and nonfinancial liabilities on May 1, 2009, in accordance with FASB Staff Position No. 157-2, Effective Date of FASB No. 157.  See Note 13.  Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly business transaction in the principal market for the asset or liability.  SFAS 157 establishes a hierarchy of inputs used to measure fair value, as follows:

Level 1        Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2
Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3        Unobservable inputs for the asset or liability.

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis as of July 31, 2008:

In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap agreement	$31	---	$31	---
Available for sale investments	4,188	$4,188	---	---
Total	$4,219	$4,188	$31	---

The fair value for the interest rate swap agreement was valued using observable current market information as of the reporting date such as the prevailing LIBOR-based currency spot and forward rates (Level 2). The fair values of the available for sale investments were based on quoted market prices from financial exchanges (Level 1).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 on May 1, 2008 and elected not to measure any additional financial instruments and other items at fair value, and therefore the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows for the quarter ended July 31, 2008.

Note 13.  Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161").  The provisions of SFAS 161 will be effective for the Company beginning on February 1, 2009.  The provisions of SFAS 161 require enhanced disclosures about an entity's derivative instruments, including how and why these instruments are utilized, the accounting for such instruments, and the impact on the Company's consolidated financial position, results of operations and cash flows.  The Company will comply with the disclosure requirements of SFAS 161 beginning on February 1, 2009 and does not expect that the adoption of SFAS 161 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for the Company for business acquisitions made by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such future acquisitions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which was effective for the Company beginning on May 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The FASB also issued Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"), and No. 157-2, Effective Date of FASB No. 157 ("FSP 157-2"), which were also effective for the Company on May 1, 2008.  FSP 157-1 excludes certain lease transactions from the scope of SFAS 157, and FSP 157-2 delayed the Company's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009.  The Company adopted SFAS 157 and the related FSPs for its financial assets and liabilities as of May 1, 2008 (see Note 12).  The Company is currently evaluating the potential impact of SFAS 157 on certain nonfinancial assets and liabilities on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which will be effective for the Company on May 1, 2009.  FSP EITF 03-6-1 clarifies that participating securities used to calculate basic earnings per share must include share-based payment awards that entitle holders to receive nonforfeitable dividends.  Therefore, basic earnings per share will include the Company's unvested restricted stock awards upon adoption.  Additionally, FSP EITF 03-6-1 requires retrospective adjustment to all prior year earnings per share data.  The Company is currently evaluating the potential impact of FSP EITF 03-6-1 on its basic earnings per share calculation.

Note 14.  Subsequent Event

Reduction in workforce - In August 2008, the Company took action to reduce its global work force by approximately 6 percent of its worldwide employee base.  This reduction was in response to a significant softening in demand for the Company's ophthalmic lens processing and apparel and flexible materials equipment during the fiscal quarter ended July 31, 2008.  The reduction in work force occurred through the identification of opportunities to consolidate certain functions within the Company.  The Company plans to record approximately $1.0 million for severance costs within Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations during the quarter ending October 31, 2008.  Severance will be paid in the form of cash termination benefits and payments are expected to be completed by January 31, 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable.  Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  These include, among others, statements relating to:

•	expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
•	planned cost reductions;
•	future cash flows and uses of cash and debt reduction strategies;
•	prospective product development and business growth opportunities, as well as competitor product developments;
•	demand for the Company's products and services;
•	the impact of recently enacted and proposed international environmental laws on the Company's revenue;
•	methods of and costs associated with potential geographic expansion;
•	regulatory and market developments and the impact of such developments on future operating results;
•	potential impacts from credit market risk;
•	future effective income tax rates;
•	the outcome of contingencies;
•	the availability and cost of raw materials; and
•	pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties are set forth in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008 and in the Company's subsequent filings with the Securities and Exchange Commission.  The Company cannot assure that its results of operations, financial condition, or cash flows will not be adversely affected by one or more of these factors.  The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company, except as required by law.

OVERVIEW

For the first quarter of fiscal 2009, the Company reported revenue of $158.9 million, an increase of $5.2 million, or 3.4 percent, over the first quarter of fiscal 2008.  The favorable effects of foreign currency translation contributed approximately $11.2 million to revenue as compared with the corresponding quarter of the prior year.  Additionally, key new product revenue increased by $1.6 million to $9.5 million, and included the recent launch of the Solara ion™ UV inkjet printer within the Sign Making and Specialty Graphics segment, with approximately 50 units shipped during the first quarter, as well the launch of the GERBERcutter® Z7 within the Apparel and Flexible Materials segment.  Organic growth within the Company's Sign Making and Specialty Graphics distribution operations, particularly from aftermarket products, also contributed to the increase in revenue for the first quarter of fiscal 2009 as compared with the same quarter of the prior year.  Offsetting these factors, adverse economic conditions resulted in a significant softening in demand for equipment and software within the Apparel and Flexible Materials and Ophthalmic Lens Processing market segments.

Although the Company expects that these market segments will recover in the long term, during August 2008 the Company initiated a reduction in its global workforce by approximately 6 percent, or 135 positions, to address the current market softness.  The Company anticipates that it will incur severance related expenses of approximately $1 million in the second quarter of fiscal 2009 as a result of this initiative.  These actions are expected to result in cost savings of more than $5 million in fiscal 2009, net of severance costs, and over $8 million on an annual basis thereafter.

Operating income of $1.6 million for the quarter ended July 31, 2008 was $2.8 million lower than the same period in the prior year.  This reduction reflected lower gross profit of $3.4 million in the first quarter of fiscal 2009 as compared with the same quarter of the prior year.  Gross profit decreased as a result of rising costs of materials and lower demand in certain businesses from the weak economic conditions referred to above, as well as an unfavorable product mix that included lower software sales.  Partially offsetting the lower gross profit, the Company recorded lower incentive compensation expense of approximately $1.2 million for the quarter ended July 31, 2008 as compared with the same quarter of the prior year.

Other income for the prior year quarter ended July 31, 2007 was favorably impacted by a sale of certain assets within the Ophthalmic Lens Processing segment, resulting in a $1.0 million gain.

The Company sold a facility in Australia owned by the Ophthalmic Lens Processing segment for proceeds of approximately $1.0 million in August 2008.  The Company expects to record a net gain on the sale of approximately $0.6 million during the second quarter of fiscal 2009 as other income.

Although the current global economic outlook remains uncertain, the Company expects that the anticipated success of key new products and the cost reduction initiatives taken will allow for the Company to deliver earnings growth in fiscal 2009.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2008	2007	Change
Equipment and software revenue	$43,123	$47,443	(9.1)%
Aftermarket supplies revenue	96,684	87,847	10.1%
Service revenue	19,051	18,377	3.7%
Total revenue	$158,858	$153,667	3.4%

Consolidated revenue increased 3.4 percent for the fiscal quarter ended July 31, 2008 as compared with the same quarter of the prior year.  The favorable impact of foreign currency translation of approximately $11.2 million and increased key new products revenue of $1.6 million contributed to the increase.  Additionally, the Company's Sign Making and Specialty Graphics segment's Spandex distribution business reported increased aftermarket revenue from organic growth.  Equipment and software revenue declined in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008 primarily attributable to the effects of adverse economic conditions in the Apparel and Flexible Materials and Ophthalmic Lens Processing segments.

Key new products revenue was $9.5 million for the fiscal quarter ended July 31, 2008.  This represented an increase of $1.6 million, or 20.6 percent, for the quarter ended July 31, 2008, as compared with the same quarter of the prior year.  The increase was primarily driven by sales of the Solara ion within the Sign Making and Specialty Graphics segment and the GERBERcutter Z7 and XLc7000 multi-ply GERBERcutter® in the Apparel and Flexible Materials segment, and was partially offset by lower sales of legacy printing products.

International markets are significant to the Company's revenue base.  The Company generates approximately three-quarters of its revenue annually from sales to non-U.S. markets.  Further geographic expansion is considered an opportunity for the Company to expand its customer base both into new and existing markets.  Total revenue within greater China was $5.9 million for the fiscal quarter ended July 31, 2008, a decrease of

$1.9 million from the prior year.  This decrease reflected the slower Chinese economy during the fiscal quarter ended July 31, 2008.  The Company continues to invest in Asian markets as management believes this geographic region represents significant growth opportunities.

Orders by geographic region, as compared with the same period of fiscal 2008, were higher in Europe and North America and lower in the Rest of World regions.  The increase in Europe was fueled by foreign currency translation benefits and aftermarket products growth within the Sign Making and Specialty Graphics segment.  The increase in North America was attributable to higher key new product orders, including the recently launched Solara ion.  The lower orders in the Rest of World regions were attributable to the economic conditions referred to above.

The following table provides the Company's backlog as of July 31, 2008 and April 30, 2008:

In thousands	July 31, 2008	April 30, 2008
Backlog:
Sign Making and Specialty Graphics	$9,720	$3,462
Apparel and Flexible Materials	32,729	33,770
Ophthalmic Lens Processing	1,864	1,440
	$44,313	$38,672

The increase in the Company's backlog was driven by the Sign Making and Specialty Graphics segment, which reflected Solara ion orders through July 31, 2008.  Solara ion orders were not included in backlog as of April 30, 2008 as the product had not been commercially launched until the first quarter of fiscal 2009.  The decline in backlog in the Apparel and Flexible Materials segment reflected the current business environment.

Gross Profit / Margin

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2008	2007	Change
Gross profit	$42,044	$45,461	(7.5)%
Gross profit margin	26.5%	29.6%

Gross profit was lower for the quarter ended July 31, 2008 by $3.4 million as compared with the same period of the prior year.  The favorable impact of foreign currency translation contributed approximately $2.7 million to gross profit in the current quarter.  Offsetting the favorable foreign currency translation benefits, the Company's gross profit was impacted by lower production volumes and an unfavorable product mix.  The product mix in the first quarter of fiscal 2009 reflected a significant decrease in software revenue, which is a higher margin product, and a higher percentage of revenue from Spandex, which typically realizes lower gross profit as it is a distribution business.  Gross profit was negatively impacted approximately $1.9 million from lower equipment volume and approximately $3.4 million from the mix.

The Company's gross profit margin is influenced by the mix of the Company's core manufacturing, service and distribution businesses and products.  The Company's manufacturing and service businesses carry higher gross profit margins than the Company's distribution businesses.  The Company anticipates that gross profit margins will return to more historical levels for the remainder of fiscal 2009 as production volume increases from the ramp up of the Solara ion, by continued implementation of lean manufacturing principles and cost reduction initiatives, and completion of targeted pricing actions.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2008	2007	Change
Selling, general and administrative expenses	$34,211	$34,623	(1.2)%
Percentage of revenue	21.5%	22.5%

Selling, general and administrative expenses ("SG&A") decreased by $0.4 million during the first quarter of fiscal 2009 as compared with the same quarter of the prior year and decreased as a percentage of revenue.  Foreign currency translation unfavorably impacted SG&A by approximately $2.0 million for the quarter ended July 31, 2008 as compared with the same quarter of the prior year.  Offsetting the impacts of foreign currency translation, the decrease was driven by cost control measures enacted in fiscal 2008, lower incentive compensation expense of $1.2 million based on the Company's first quarter performance for fiscal 2009 and lower severance costs of $0.9 million for the quarter ended July 31, 2008 as compared with the quarter ended July 31, 2007.  Partially offsetting these lower expenses, marketing expenses increased attributable to new product marketing in the first quarter of fiscal 2009 as compared with the same quarter of the prior year.

Research and Development

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2008	2007	Change
Research and development	$6,233	$6,465	(3.6)%
Percentage of revenue	3.9%	4.2%

Research and development ("R&D") costs decreased for the fiscal quarter ended July 31, 2008 as compared with the same quarter of the prior year.  R&D costs in fiscal 2008 included significant investment in activities associated with the Solara ion and the Ophthalmic Lens Processing segment's Advanced Lens Processing System, both of which the Company launched commercially in the first quarter of fiscal 2009.  R&D expenses are expected to continue at slightly lower levels than the first quarter for the remainder of fiscal 2009.

Other Income (Expense), net

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Other income (expense), net	$(128)	$725

Other income (expense), net primarily includes bank fees and foreign currency transaction exchange gains and losses.  In the first quarter of fiscal 2008, other income included a $1.0 million gain on the sale of certain assets in the Ophthalmic Lens Processing segment.

Interest Expense

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2008	2007	Change
Interest expense	$614	$989	(37.9)%
Weighted-average credit facility interest rates	5.7%	10.3%

The decrease in interest expense of $0.4 million was primarily attributable to lower market interest rates during the quarter ended July 31, 2008 as compared with the quarter ended July 31, 2007 and the structure of the current credit facility, which was entered into on January 31, 2008.  The current credit facility carries a lower cost of borrowing, primarily as a result of lower amortization of deferred financing costs.  Partially offsetting the favorable structure of the new credit facility, the Company's average borrowings increased in the first quarter of fiscal 2009 over the same quarter of the prior year.

Income Tax Expense

	For the Fiscal Quarters Ended July 31,
	2008	2007
Effective tax rate	20.6%	31.0%

The Company's effective tax rate was lower than the statutory rate of 35.0 percent for the quarter ended July 31, 2008 primarily due to the exclusion from the effective rate calculation of year-to-date income from foreign subsidiaries expected to have net losses for the full year, as required by Financial Accounting Standards Board ("FASB") Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28.  The effective tax rate for the remainder of fiscal 2009 is not expected to continue at the same level as the first quarter of fiscal 2009.  The Company's effective tax rate was lower than the statutory rate of 35.0 percent for the quarter ended July 31, 2007 due primarily to benefits recognized during that quarter related to foreign tax credits.

SEGMENT REVIEW

The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.  The Company conducts business through three principal operating segments.  These operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended July 31,
	2008			2007
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$23,934	$70,435	$94,369	$25,129	$60,751	$85,880
Operating profit	$(1,163)	$3,303	$2,140	$(172)	$1,718	$1,546

Segment revenue increased $8.5 million, or 9.9 percent, for the quarter ended July 31, 2008 from the prior year comparable quarter.  Foreign currency translation provided approximately $8.7 million in revenue as compared with the prior year, primarily benefiting Spandex.  Additionally, the Solara ion and related aftermarket materials provided $3.3 million of incremental revenue coupled with higher aftermarket sales from continued international organic growth increased revenue for the quarter ended July 31, 2008, as compared with the same quarter of the prior year.  The effects of these increases were partially offset by lower equipment and aftermarket sales from the Company's legacy printing products, primarily resulting from lower thermal demand, during the first quarter of fiscal 2009.  The Company's backlog for the Solara ion was $7.4 million as of July 31, 2008, which the Company expects to deliver throughout fiscal 2009.

Segment operating profit increased $0.6 million for the first quarter of fiscal 2009 as compared with the same quarter in the prior year, primarily attributable to Spandex.  Spandex's overall operating profit improvements reflected increased gross profit resulting from higher volume.  GSP and Spandex benefited in the first quarter of fiscal 2009 from lower incentive compensation expense, as compared with the first quarter of fiscal 2008.  The overall decline in GSP's operating profit was from lower gross profit as a result of lower volume from legacy printing products, which was partially offset by incremental gross margin from the Solara ion.  Higher selling and marketing costs in both business units were driven by increased aftermarket volume at Spandex and increased marketing activities related to the Solara ion launch at GSP. As production increases for the Solara ion in the remainder of the fiscal year, the Company anticipates significantly improved operating performance from GSP as compared with the first quarter of fiscal 2009.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Revenue	$48,949	$49,479
Segment operating profit	$3,666	$7,053

Segment revenue for the first quarter of fiscal 2009 decreased $0.5 million, or 1.1 percent, from the prior year comparable quarter.  Foreign currency translation contributed approximately $2.0 million to segment revenue for the quarter as compared with the same period of the prior year.  The Apparel and Flexible Materials segment revenue was impacted by global economic factors, resulting in decreased demand and higher costs of materials.  Equipment and software sales decreased, while aftermarket and service revenue increased for the quarter ended July 31, 2008 as compared with the prior year.  Partially offsetting the decline in equipment revenue, the Company began shipments of the GERBERcutter Z7 in the first quarter of fiscal 2009, which is a key new product and revenue also increased from the XLc7000 multi-ply GERBERcutter®.

This segment's revenue in China of $5.7 million decreased $1.8 million in the first quarter of fiscal 2009 as compared with the same period of the prior year, as China apparel manufacturers appear to have slowed investments in capital equipment in response to certain business policy and economic factors within China, on top of the weakened global economy.  The Company believes that these markets will begin to recover in the second half of fiscal 2009 in response to changes in these factors.

Segment operating profit for the first quarter of fiscal 2009 was $3.4 million lower than in the same quarter in the prior year, primarily attributable to lower gross profit caused by unfavorable sales mix and lower sales volume.  The negative effect of these factors was partially offset by the favorable impact of foreign currency translation and lower incentive compensation expense as compared with the same period of the prior year.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Revenue	$15,540	$18,308
Segment operating profit	$115	$1,379

Segment revenue for the first quarter of fiscal 2009 decreased $2.8 million, or 15.1 percent, from the prior year comparable quarter.  The decrease was driven by the weakened United States economy, resulting in lower equipment and aftermarket volume.  Partially offsetting these negative factors, foreign currency translation was favorable by approximately $0.5 million as compared with the prior year.  Additionally, this segment launched its Advanced Lens Processing System in the first quarter of fiscal 2009 and realized $0.2 million in related new product revenue.

Segment operating profit decreased by $1.3 million in the first quarter of fiscal 2009 as compared with the same period in fiscal 2008.  The decline in operating profit reflected lower gross profit from lower volume and unfavorable product mix, as well as increased severance costs.  Lower incentive compensation and research and development costs partially offset this decrease.

Given the soft economic conditions and first quarter performance in fiscal 2009, the Ophthalmic Lens Processing segment took actions in late July 2008 to eliminate certain employee positions to reduce its cost structure, resulting in approximately $0.1 million in severance expense for the quarter ended July 31, 2008.  Although revenue may be lower in fiscal 2009, the Company expects that the cost reduction actions taken, combined with anticipated new product sales related to the Advanced Lens Processing System, will improve the operating profit of the Ophthalmic Lens Processing segment for fiscal 2009 as compared with fiscal 2008.

Corporate Expenses

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Operating expenses	$4,321	$5,605

Corporate operating expenses were $1.3 million lower in first quarter of fiscal 2009 as compared with the same period in the prior year.  The fiscal quarter ended July 31, 2007 included severance costs of $1.0 million.  Additionally, Corporate expenses for the quarter ended July 31, 2008 reflected lower incentive compensation expense of $0.4 million as compared with the same period of the prior year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash resources, both in the short- and long-term, are expected to fund operating and capital expenditures, new product development, acquisitions of other businesses, continued investment in China, pension plan contributions and debt service obligations.  The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility.  The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to the Company's availability of funds.  Distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  After assessing the consequences of this difficult new financial environment as of April 30, 2008, and although the duration and extent of future market turmoil cannot be predicted, the Company does not expect that the credit market conditions will have a material adverse impact on its liquidity, financial position or operations in the remainder of fiscal 2009.  There were no significant changes to the credit market environment during the quarter ended July 31, 2008.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements for at least the next 12 months.  As of July 31, 2008, the Company had approximately $39.8 million available for borrowing under its revolving credit facility, based on its financial covenants.

The following table provides information about the Company's capitalization as of the dates indicated:

In thousands, except ratio amounts	July 31, 2008	April 30, 2008
Cash and cash equivalents	$14,477	$13,892
Working capital	$114,867	$106,005
Total debt	$53,000	$42,000
Net debt (total debt less cash and cash equivalents)	$38,523	$28,108
Shareholders' equity	$171,302	$169,563
Total capital (net debt plus shareholders' equity)	$209,825	$197,671
Current ratio	2.09:1	1.89:1
Net debt-to-total capital ratio	18.4%	14.2%

Cash Flows

The following table provides information about the Company's cash flows as of the dates indicated:

	For the Fiscal Quarters Ended July 31,
In thousands	2008	2007
Cash flows (used for) provided by operating activities	$(4,974)	$4,163
Cash flows used for investing activities	$(5,855)	$(5,601)
Cash flows provided by financing activities	$11,912	$11,241

The Company used $5.0 million of cash from operating activities for the quarter ended July 31, 2008 primarily for working capital requirements, including a reduction in accounts payable, payments of the fiscal 2008 incentive compensation earned and additional investments in inventory, partially offset by strong accounts receivable collections primarily related to year-end shipments.  The inventory increase in the first quarter of fiscal 2009 was attributable to production build for the Solara ion and a temporary inventory build at Spandex's vinyl manufacturing facility for a planned shutdown in August 2008, which was scheduled to replace certain machinery.  The Company generated cash flows from operating activities of $4.2 million for the quarter ended July 31, 2007 primarily through strong operating income and accounts receivable collections, partially offset by an increase in inventory.

The Company used $5.9 million of cash for investing activities, including $3.8 million to fund an escrow account related to a pending business acquisition, and capital expenditures of $2.2 million in the first quarter of fiscal 2009.  Capital expenditures are expected to be approximately $9.0 million to $11.0 million in fiscal 2009 and the Company may invest in other targeted acquisitions during fiscal 2009.  Partially offsetting these cash outflows, the Company collected $0.3 million from a note receivable related to the fiscal 2008 sale of certain assets within the Ophthalmic Lens Processing segment.  The use of cash for investing activities of $5.6 million in the first quarter of fiscal 2008 was primarily attributable to the purchase of Data Technology for $4.7 million and capital expenditures of $1.1 million, partially offset by proceeds from the sale of certain assets within the Ophthalmic Lens Processing segment during the first quarter of fiscal 2008.

Borrowings under the Company's credit facility and stock option exercises are the primary sources of cash flows provided by financing activities.  Net credit facility borrowings increased $11.0 million during the fiscal quarter ended July 31, 2008, primarily to fund working capital requirements and the investment of funds in an escrow account for a pending acquisition.  The Company realized $0.9 million in cash from stock option exercises during the first quarter of fiscal 2009.  Net credit facility borrowings increased $10.1 million during the fiscal quarter ended July 31, 2007, primarily to fund the Data Technology acquisition and working capital requirements.  The Company realized $1.1 million in cash from stock option exercises during the first quarter of fiscal 2008.

Financial Condition

At July 31, 2008, the United States dollar remained relatively stable against the euro, the pound sterling and the Canadian and Australian dollars as compared with April 30, 2008.  The most significant portion of the Company's international assets and liabilities are denominated in the euro.

Net accounts receivable decreased to $109.8 million as of July 31, 2008 from $120.8 million as of April 30, 2008.  This decrease was primarily attributable to the timing of collection of accounts receivable related to fiscal 2008 fourth quarter shipments.  Days sales outstanding in ending accounts receivable were 62 days as of July 31, 2008 as compared with 63 days as of April 30, 2008.

Inventories increased to $81.1 million as of July 31, 2008 from $76.9 million as of April 30, 2008.  The inventory increase was primarily caused by a production build for the Solara ion and a temporary inventory build at Spandex's vinyl manufacturing facility for a planned shutdown in August 2008, which was scheduled to replace certain machinery.  Inventory turnover decreased to 5.9 times annually as of July 31, 2008 from 6.4 times annually as of April 30, 2008.

Prepaid expenses and other current assets increased to $7.5 million as of July 31, 2008 from $5.8 million as of April 30, 2008 primarily related to payments for insurance policies and property taxes at the beginning of the fiscal year which are amortized during the fiscal year.

Other assets increased to $19.5 million as of July 31, 2008 from $17.5 million as of April 30, 2008.  The increase included the establishment of an escrow account for a pending business acquisition.

Accounts payable and other accrued liabilities decreased to $89.3 million as of July 31, 2008 from $102.6 million as of April 30, 2008, primarily due to the timing of payments to the Company's vendors and payments of fiscal 2008 incentive compensation.  Days purchases outstanding in accounts payable decreased to 34 days as of July 31, 2008 from 38 days as of April 30, 2008.

Long-term Debt

The Company's primary source of debt is a $125.0 million senior secured credit facility, of which up to $125.0 million may be borrowed under revolving credit loans.  In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the credit agreement to increase by up to $25.0 million the total principal amount of borrowings available under the credit facility.

The Company's future compliance with the financial covenants under its senior secured credit facility will depend primarily on its success in growing the business and generating operating cash flows.  Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of potential failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  The Company was in compliance with its financial covenants as of July 31, 2008.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161").  The provisions of SFAS 161 will be effective for the Company beginning on February 1, 2009.  The provisions of SFAS 161 require enhanced disclosures about an entity's derivative instruments, including how and why these instruments are utilized, the accounting for such instruments, and the impact on the Company's consolidated financial position, results of operations and cash flows.  The Company will comply with the disclosure requirements of SFAS 161 beginning on February 1, 2009 and does not expect that the adoption of SFAS 161 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for the Company for business acquisitions made by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such future acquisitions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which was effective for the Company beginning on May 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The FASB also issued Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"), and No. 157-2, Effective Date of FASB No. 157 ("FSP 157-2"), which were also effective for the Company on May 1, 2008.  FSP 157-1 excludes certain lease transactions from the scope of SFAS 157, and FSP 157-2 delayed the Company's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009.  The Company adopted SFAS 157 and the related FSPs for its financial assets and liabilities as of May 1, 2008.  For additional information, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q.  The Company is currently evaluating the potential impact of SFAS 157 on certain nonfinancial assets and liabilities on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which will be effective for the Company on May 1, 2009.  FSP EITF 03-6-1 clarifies that participating securities used to calculate basic earnings per share must include share-based payment awards that entitle holders to receive nonforfeitable dividends.  Therefore, basic earnings per share will include the Company's unvested restricted stock awards upon adoption.  Additionally, FSP EITF 03-6-1 requires retrospective adjustment to all prior year earnings per share data.  The Company is currently evaluating the potential impact of FSP EITF 03-6-1 on its basic earnings per share calculation.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008. There were no significant changes to the Company's critical accounting estimates during the quarter ended July 31, 2008 from those previously disclosed in the Company's Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the first quarter of fiscal 2009 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2008.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the first quarter of fiscal 2009 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, readers are referred to the Company's filings with the Securities and Exchange Commission, including but not limited to, the information included in Gerber Scientific's Annual Report on Form 10-K for the fiscal year ended April 30, 2008 under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Concerning Factors that May Influence Future Results" and within this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchases of its common stock during the quarter ended July 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1, 2008 – May 31, 2008	---	---	Not applicable	Not applicable
June 1, 2008 – June 30, 2008 (1)	1,721	$12.21	Not applicable	Not applicable
July 1, 2008 – July 31, 2008 (1)	836	11.45	Not applicable	Not applicable
	2,557	$11.96	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS

The Company herewith files the following exhibits:

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

GERBER SCIENTIFIC, INC.
September 4, 2008	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.