Form 10-Q
period 2008-10-31
GERBER SCIENTIFIC INC
filed 2008-12-08
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                     Accelerated filer ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)       Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

24,131,290 shares of common stock of the registrant were outstanding as of November 30, 2008, exclusive of treasury shares.

	GERBER SCIENTIFIC, INC. Index to Quarterly Report on Form 10-Q Fiscal Quarter Ended October 31, 2008
PART I		PAGE

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3-4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7-14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	27

PART II

Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	28-29
Item 6.	Exhibits	29

Signature		30
Exhibit Index		31

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended October 31,
In thousands, except per share data	2008	2007
Revenue:
Product sales	$134,794	$142,095
Service sales	18,964	18,621
	153,758	160,716
Cost of Sales:
Cost of products sold	97,615	102,217
Cost of services sold	12,549	12,103
	110,164	114,320

Gross profit	43,594	46,396

Selling, general and administrative expenses	32,445	34,658
Research and development	5,769	6,552
Operating income	5,380	5,186

Other income (expense), net	(383)	(386)
Interest expense	(863)	(1,083)
Income before income taxes	4,134	3,717
Income tax (benefit) expense	(1,960)	1,216
Net income	$6,094	$2,501
Earnings Per Share of Common Stock:
Basic	$0.26	$0.11
Diluted	$0.26	$0.11
Weighted Average Shares Outstanding:
Basic	23,557	23,329
Diluted	23,711	23,638

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended October 31,
In thousands, except per share data	2008	2007
Revenue:
Product sales	$274,601	$277,385
Service sales	38,015	36,998
	312,616	314,383
Cost of Sales:
Cost of products sold	201,209	198,874
Cost of services sold	25,769	23,652
	226,978	222,526

Gross profit	85,638	91,857

Selling, general and administrative expenses	66,656	69,281
Research and development	12,002	13,017
Operating income	6,980	9,559

Other income (expense), net	(511)	339
Interest expense	(1,477)	(2,072)
Income before income taxes	4,992	7,826
Income tax (benefit) expense	(1,783)	2,488
Net income	$6,775	$5,338
Earnings Per Share of Common Stock:
Basic	$0.29	$0.23
Diluted	$0.29	$0.23
Weighted Average Shares Outstanding:
Basic	23,508	23,257
Diluted	23,733	23,594

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
In thousands	2008	2008
Assets:
Current Assets:
Cash and cash equivalents	$16,401	$13,892
Accounts receivable, net	104,521	120,752
Inventories	80,582	76,927
Deferred tax assets	7,004	7,600
Prepaid expenses and other current assets	11,024	5,829
Total Current Assets	219,532	225,000
Property, plant and equipment, net	38,886	39,852
Goodwill	78,809	61,844
Deferred tax assets	37,658	34,354
Other assets	15,024	17,489
Total Assets	$389,909	$378,539
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$47,695	$51,253
Accrued compensation and benefits	18,456	23,671
Other accrued liabilities	30,215	27,672
Deferred revenue	15,982	16,399
Total Current Liabilities	112,348	118,995
Long-term debt	84,000	42,000
Accrued pension benefit liability	25,658	28,514
Other long-term liabilities	17,193	19,467

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	247	243
Paid-in capital	77,647	75,472
Retained earnings	102,201	95,426
Treasury stock	(11,840)	(12,148)
Accumulated other comprehensive (loss) income	(17,545)	10,570
Total Shareholders' Equity	150,710	169,563
Total Liabilities and Shareholders' Equity	$389,909	$378,539

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended October 31,
In thousands	2008	2007
Cash flows from operating activities:
Net income	$6,775	$5,338
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	4,826	4,708
Deferred income taxes	(2,376)	1,255
Stock-based compensation	1,422	569
Gain on sale of assets	(622)	(950)
Other noncash items	578	960
Changes in operating accounts, excluding effects of acquisitions
Accounts receivable	9,938	5,174
Inventories	(3,724)	(6,964)
Prepaid expenses and other assets	(851)	(813)
Accounts payable and other accrued liabilities	(9,702)	(8,646)
Accrued compensation and benefits	(3,323)	(2,116)
Net cash provided by (used for) operating activities	2,941	(1,485)
Cash flows from investing activities:
Capital expenditures	(4,921)	(3,849)
Proceeds from sale of assets	1,369	150
Proceeds from sale of available for sale investments	612	346
Purchases of available for sale investments	(363)	(201)
Business acquisitions	(34,273)	(4,650)
Acquisition of intangible assets	(505)	(251)
Net cash used for investing activities	(38,081)	(8,455)
Cash flows from financing activities:
Debt repayments	(23,271)	(163,536)
Debt proceeds	64,000	177,666
Common stock issued	908	1,348
Net cash provided by financing activities	41,637	15,478
Effect of exchange rate changes on cash	(3,988)	767
Increase in cash and cash equivalents	2,509	6,305
Cash and cash equivalents at beginning of period	13,892	8,052
Cash and cash equivalents at end of period	$16,401	$14,357

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of April 30, 2008 has been derived from the audited consolidated financial statements, however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2008.  The results of operations and cash flows for the fiscal quarter and six months ended October 31, 2008 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operation, cash flows and footnote disclosures for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, filed with the Securities and Exchange Commission on June 27, 2008.  Certain reclassifications have been made to the prior year fiscal quarter and six month amounts disclosed to conform to the presentation for the fiscal quarter and six months ended October 31, 2008.

The results of operations and cash flows for two companies that were acquired during the second quarter of fiscal 2009, Virtek Vision International, Inc. ("Virtek") and Gamma Computer Tech Company, Ltd. ("Gamma"), are included from the dates of acquisition through October 31, 2008 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.  The accompanying Condensed Consolidated Balance Sheets as of October 31, 2008 include the acquired assets and liabilities of Virtek and Gamma.  See Note 4.

Note 2.  Inventories

Inventories were as follows:

	October 31,	April 30,
In thousands	2008	2008
Raw materials and purchased parts	$65,110	$64,230
Work in process	4,167	2,894
Finished goods	11,305	9,803
Total inventories	$80,582	$76,927

Inventories as of October 31, 2008 included acquired inventory from the acquisitions.  See Note 4.

Note 3.   Restructuring

The Company's restructuring accrual as of October 31, 2008 and April 30, 2008 was related to a leased facility consolidation in the Sign Making and Specialty Graphics segment that was initiated in the fiscal year ended April 30, 2004.  The Company made cash payments of $0.1 million during the six months ended October 31, 2008 that reduced the accrual to $0.9 million as of October 31, 2008.  The remaining cash payments will continue over the life of the lease, through the fiscal year ending April 30, 2019.

Note 4.  Acquisitions

The Company completed acquisitions of two companies during the second quarter of fiscal 2009.  In September 2008, the Company acquired for cash the stock of Gamma and in October 2008, the Company acquired for cash the stock of Virtek.  The acquisitions were funded through borrowings under the Company's existing revolving credit facility.  The operating results of these businesses are included within the Apparel and Flexible Material segment in the Company's condensed consolidated financial statements from the respective dates of acquisition.

Gamma is a manufacturer of equipment for apparel and flexible materials markets and is located in China.  This acquisition is expected to expand the Company's position within greater China.  Under the terms of the stock purchase agreement, the Company paid $5.1 million to the stockholders of Gamma and may be required to pay approximately $0.6 million under the terms of the stock purchase agreement as contingent consideration during the second quarter of fiscal 2010.  The assets and liabilities of Gamma were recorded at fair value on the date of acquisition under the purchase method of accounting.  The Company determined the fair value of acquired intangible assets through the use of valuation models.  The unallocated purchase price was recorded as goodwill.

Virtek is a manufacturer of precision laser-based templating, inspection, marking and engraving solutions for industrial material.  Virtek serves customers in the prefabricated construction, transportation, metalworking, tool, die and mold making industries worldwide, and is located primarily in Canada and Germany.   The Company intends to utilize its global reach, service and customer relationships to increase sales of Virtek’s products, as well as to provide products and services to customers in the flexible materials business.  Prior to the acquisition, the common stock of Virtek was publicly listed on the Toronto Stock Exchange.

The Company purchased the outstanding common stock of Virtek for an aggregate purchase price of approximately $29.0 million.  As of October 31, 2008, approximately 12 percent of the outstanding common stock of Virtek had not yet been tendered.  As of December 1, 2008, approximately 1 percent of pre-acquisition outstanding common stock had not yet been tendered.  The Company established an accrual for the residual purchase price as of October 31, 2008, as the remaining shares are expected to be tendered subsequent to October 31, 2008 per the Canada Business Corporations Act, which allows companies that own a significant majority of the outstanding shares to force legal tender of the remaining shares.

As of the date of this report, the Company has not finalized the determination of the fair value of the assets acquired and liabilities assumed for Virtek as a result of the proximity of the acquisition date to the Company's quarter end date of October 31, 2008.  The Company anticipates that it will record purchase accounting adjustments to properly reflect the fair values of accounts receivable, inventories, deferred tax assets, property, plant and equipment, and warranty and other accruals acquired.  The Company plans to terminate certain employee positions that are redundant and is in process of finalizing these plans.  Severance accruals from these plans will be reported as an adjustment to goodwill.  Additionally, the Company has not completed the valuation of intangible assets.  The Company expects that intangible assets will include the acquired customer relationships, order backlog, technology and trade names.  The purchase price in excess of the net book value of assets acquired was recorded as Goodwill in the accompanying Condensed Consolidated Balance Sheets as of October 31, 2008.  The table below summarizes the assets acquired and liabilities assumed prior to the application of purchase accounting adjustments as of the acquisition date.  The Company expects to substantially complete its purchase accounting and valuation procedures by January 31, 2009 and material adjustments to the amounts shown in the table below may be required.  The amount reported for Goodwill includes capitalized transaction costs of approximately $3.4 million.

In thousands	October 21, 2008
Assets acquired:
Cash and cash equivalents	$4,138
Accounts receivable	8,568
Inventories	8,373
Prepaid and other assets	634
Property, plant and equipment	2,295
Goodwill	18,141
Other assets	545
Total assets acquired	$42,694
Liabilities assumed:
Accounts payable	5,431
Accrued compensation and benefits	712
Other liabilities	1,705
Deferred revenue	2,378
Total liabilities assumed	$10,226
Net assets acquired	$32,468

The Company believes that its results of operations for the quarter and six months ended October 31, 2007 would not have been materially different had the acquisition occurred at May 1, 2007.

Note 5.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	October 31, 2008		April 30, 2008
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,853	$3,212	$7,512	$3,062
Other	2,119	413	646	413
Total amortized intangible assets	$9,972	$3,625	$8,158	$3,475

Total amortized intangible assets as of October 31, 2008 included acquired intangible assets of $1.4 million from the Gamma acquisition.  See Note 4.

Intangible asset amortization expense was $0.2 million and $0.4 million, respectively, for the quarter and six months ended October 31, 2008.  For the quarter and six months ended October 31, 2007, intangible asset amortization expense was $0.2 million and $0.3 million, respectively.  It is estimated that such expense will be $0.8 million for the fiscal year ending April 30, 2009, $0.6 million for the fiscal year ending April 30, 2010 and $0.5 million annually for fiscal years ending April 30, 2011 through 2014 based on the acquired intangible assets as of October 31, 2008.  The estimated amortization for future years does not reflect the amortization of acquired intangible assets from Virtek, as the valuation of these assets has not yet been completed.  See Note 4.

There were no impairments or dispositions of goodwill during the quarter ended October 31, 2008 or October 31, 2007.  Balances and changes in the carrying amount of goodwill for the quarter ended October 31, 2008 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2008	$30,699	$14,149	$16,996	$61,844
Business acquisitions	---	21,992	---	21,992
Adjustment to previously reported goodwill	92	---	---	92
Effects of currency translation	(4,685)	(434)	--	(5,119)
Balance as of October 31, 2008	$26,106	$35,707	$16,996	$78,809

Note 6.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.  The results of Gamma and Virtek are included within the Apparel and Flexible Materials segment from the respective dates of acquisition.  See Note 4.

The following table presents revenue and operating income by reportable segment:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Sign Making and Specialty Graphics:
Gerber Scientific Products	$28,283	$26,652	$52,217	$51,781
Spandex	63,907	64,103	134,342	124,854
Sign Making and Specialty Graphics	92,190	90,755	186,559	176,635
Apparel and Flexible Materials	45,932	51,440	94,881	100,919
Ophthalmic Lens Processing	15,636	18,521	31,176	36,829
Consolidated revenue	$153,758	$160,716	$312,616	$314,383

Sign Making and Specialty Graphics:
Gerber Scientific Products	$540	$603	$(623)	$431
Spandex	2,613	2,303	5,916	4,021
Sign Making and Specialty Graphics	3,153	2,906	5,293	4,452
Apparel and Flexible Materials	4,983	6,431	8,649	13,484
Ophthalmic Lens Processing	1,219	1,050	1,334	2,429
Segment operating income	9,355	10,387	15,276	20,365
Corporate operating expenses	(3,975)	(5,201)	(8,296)	(10,806)
Consolidated operating income	$5,380	$5,186	$6,980	$9,559

Note 7.   Comprehensive (Loss) Income

The Company's total comprehensive (loss) income was as follows:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Net income	$6,094	$2,501	$6,775	$5,338

Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,963)	7,086	(27,589)	8,539
Defined benefit pension plans activity, net of tax	205	143	410	285
Unrealized investment (loss) income, net of tax	(593)	56	(809)	(9)
Net loss on derivative instrument, net of tax	(147)	---	(127)	---
Total comprehensive (loss) income	$(21,404)	$9,786	$(21,340)	$14,153

Note 8.   Earnings Per Share

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

The following table sets forth the computation of basic and diluted net earnings per common share:

	For the Fiscal Quarters Ended October 31,
	2008			2007
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$6,094	23,557	$0.26	$2,501	23,329	$0.11
Effect of dilutive options and awards	---	154	---	---	309	---
Diluted earnings per share	$6,094	23,711	$0.26	$2,501	23,638	$0.11

	For the Six Months Ended October 31,
	2008			2007
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$6,775	23,508	$0.29	$5,338	23,257	$0.23
Effect of dilutive options and awards	---	225	---	---	337	---
Diluted earnings per share	$6,775	23,733	$0.29	$5,338	23,594	$0.23

Note 9.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to guarantees outstanding during the fiscal quarter or six months ended October 31, 2008.

Changes in the carrying amounts of product warranties were as follows:

	For the Six Months Ended October 31,
In thousands	2008	2007
Beginning balance	$2,327	$2,337
Warranties issued in the current period	2,552	2,952
Impact of business acquisitions	755	---
Reductions for costs incurred	(2,594)	(2,776)
Ending balance	$3,040	$2,513

Warranty accruals as of October 31, 2008 included acquired accruals from the acquisitions.  See Note 4.

Note 10.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Service cost	$597	$647	$1,194	$1,294
Interest cost	1,770	1,615	3,540	3,230
Expected return on plan assets	(1,710)	(1,760)	(3,420)	(3,520)
Amortization of:
Prior service cost	73	73	146	146
Actuarial loss	253	154	506	308
Net periodic benefit cost	$983	$729	$1,966	$1,458

Cash contributions of $3.1 and $4.2 million were made to the Company’s pension defined benefit plans for the fiscal quarter and six months ended October 31, 2008, respectively.  The Company expects to contribute $6.6 million to these plans in the fiscal year ending April 30, 2009.  The Company may make voluntary contributions in fiscal 2009 based upon certain facts and circumstances, including market value volatility of its investments.

Note 11.  Sales of Assets

During August 2008, the Company sold the Ophthalmic Lens Processing segment's Australian facility for $1.0 million.  The Company realized a gain of $0.6 million related to this transaction, which was recorded in Other income (expense), net on the Company's Condensed Consolidated Statement of Operations during the fiscal quarter ended October 31, 2008.

During the first quarter of fiscal 2008, the Company sold its rights to its Ophthalmic Lens Processing segment's Innovations software product to Ocuco, Inc. for $1.0 million.  The Company received $0.2 million in cash and $0.6 million in notes receivable at the date of the sale.  Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company.  Included in the consideration received, Ocuco assumed liabilities of $0.2 million related to the product line.  A gain of $1.0 million was recorded in Other income (expense), net on the accompanying Condensed Consolidated Statement of Operations for the six months ended October 31, 2007.  The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Note 12.  Derivative Instruments

The Company entered into an interest rate swap arrangement during the first quarter of fiscal 2009.  The Company also entered into and settled certain foreign currency derivative contracts during the second quarter of fiscal 2009.

The Company uses derivative instruments as risk and cash flow management tools and does not use derivative instruments for trading or speculative purposes.  Derivatives used for interest rate swap hedging purposes may be designated and effective as a cash flow hedge of the identified risk exposure at the inception of the contract.  Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the underlying hedged item at inception of the hedge and over the life of the hedge contract.  To the extent the interest rate swap is effective, changes in the fair value will be recognized through Other Comprehensive Income over the term of the derivative contract. To the extent the interest rate swap is not effective, changes in the fair value will be recognized through earnings.

At October 31, 2008, the fair value of the swap agreement recorded as a liability was $0.2 million.  Based upon current market conditions, of the amount recorded in shareholders' equity, a pre-tax loss is expected to be reclassified into Interest expense on the Condensed Consolidated Statements of Operations to reflect actual interest rate payment dates and settlement within the next 12 months.  There were no gains or losses recognized in net income related to the swap agreement during the quarter ended October 31, 2008, as the interest rate swap was highly effective as a cash flow hedge.  The interest rate swap matures in May 2010.

The Company recorded foreign currency losses from a derivative transaction associated with the funding of the Virtek acquisition entered into in the second quarter of fiscal 2009 of $0.7 million within Other income (expense), net on the Company's Condensed Consolidated Statement of Operations for the fiscal quarter and six months ended October 31, 2008.

Note 13.  Fair Value Measurements

The Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") on May 1, 2008 for its financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The Company plans to adopt SFAS 157 for its nonrecurring nonfinancial assets and nonfinancial liabilities on May 1, 2009, in accordance with FASB Staff Position No. 157-2, Effective Date of FASB No. 157.  See Note 15.  Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

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

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis as of October 31, 2008:

In thousands	Total	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)
Interest rate swap agreement	$(203)	$	---	$(203)
Available for sale investments	3,078		3,078	---
Total	$2,875		$3,078	$(203)

The fair value for the interest rate swap agreement was valued using observable current market information as of the reporting date such as the prevailing LIBOR-based currency spot and forward rates (Level 2). The fair values of the available for sale investments were based on quoted market prices from financial exchanges (Level 1).

The Company reviews its available for sale investments routinely for other-than-temporary impairment.  The primary factors used to determine if an impairment charge must be recorded because a decline in the fair value of a marketable security is other than temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) the decline in fair value has existed for an extended period of time; and (iv) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

As of October 31, 2008, the Company's available for sale investment was in a balanced mutual fund with an unrealized loss of $2.0 million.  As the Company has the ability and intent to hold this investment to allow for the expected recovery in fair value and as the mutual fund performance has been similar with current overall investment market conditions in the United States, the Company does not consider these investments to be other-than-temporarily impaired as of October 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 on May 1, 2008 and elected not to measure any additional financial instruments and other items at fair value, and therefore the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows for the quarter and six months ended October 31, 2008.

Note 14.  Income Taxes

During the second quarter of fiscal 2009, the Company finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  Based on the projected future income of the merged entity, a valuation reserve against French loss carryforwards of approximately $3.4 million was reversed, as it is more likely than not that the tax benefits from these carryforwards will be realized.

Note 15.  Recently Issued Accounting Standards

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which will be effective for the

Company on May 1, 2009.  FSP EITF 03-6-1 clarifies that participating securities used to calculate basic earnings per share must include share-based payment awards that entitle holders to receive nonforfeitable dividends.  Therefore, basic earnings per share will include the Company's unvested restricted stock awards upon adoption.  Additionally, FSP EITF 03-6-1 requires retrospective adjustment to all prior year earnings per share data.  The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company's earnings per share calculation.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for the Company for business acquisitions completed by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 will be effective for the Company beginning on May 1, 2009.  The Company does not expect that the adoption of SFAS 160 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which was effective for the Company beginning on May 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The FASB also issued Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"), and No. 157-2, Effective Date of FASB No. 157 ("FSP 157-2"), which were also effective for the Company on May 1, 2008.  FSP 157-1 excludes certain lease transactions from the scope of SFAS 157, and FSP 157-2 delayed the Company's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009.  The Company adopted SFAS 157 and the related FSPs for its financial assets and liabilities as of May 1, 2008 (see Note 13).  The Company is currently evaluating the potential impact of SFAS 157 on certain nonfinancial assets and liabilities on its consolidated financial position, results of operations and cash flows.

Note 16.  Subsequent Event

In December 2008, the Company initiated action to further reduce its global work force.  The Company expects to record approximately $1.4 million for severance costs related to these actions during the quarter ending January 31, 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be reasonable.  Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  These include, among others, statements relating to:

•	expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
•	economic conditions;
•	planned cost reductions;
•	future cash flows and uses of cash and debt reduction strategies;
•	prospective product development and business growth opportunities, as well as competitor product developments;
•	demand for the Company's products and services;
•	methods of and costs associated with potential geographic expansion;
•	regulatory and market developments and the impact of such developments on future operating results;
•	potential impacts from credit market risk;
•	future effective income tax rates;
•	the outcome of contingencies;
•	the availability and cost of raw materials; and
•	pension plan assumptions and future contributions.

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

OVERVIEW

Challenging economic conditions negatively impacted the Company's revenue and gross profit for the quarter and six months ended October 31, 2008.  To mitigate these conditions, the Company controlled its selling, general and administrative costs through actions that included a reduction in workforce.  The Company continued to invest in growth opportunity areas and completed two acquisitions during the second quarter of fiscal 2009, including Virtek Vision International, Inc. ("Virtek").  Virtek, whose common stock was publicly listed on the Toronto Stock Exchange, reported pre-acquisition annual revenue of approximately $50.0 million based on its most recently reported audited financial statements for its fiscal year ended January 31, 2008.  The Company also acquired China-based Gamma Computer Tech, Ltd ("Gamma"), with pre-acquisition annual revenue of approximately $2.0 million.

Revenue for the second quarter of fiscal 2009 was $153.8 million, declining $7.0 million, or 4.3 percent, as compared with the second quarter of fiscal 2008.  The net change in value of foreign currencies against the United States dollar lowered revenue by approximately $1.5 million, as compared with the same revenue base at prior year rates.  The remaining decline in revenue for the quarter ended October 31, 2008 was within equipment, software and aftermarket product lines.  This decline is believed to be attributable to customer hesitation in making capital equipment purchases caused by the current global economy.  Partially offsetting these declines, revenue from key new products increased by $2.9 million to $12.7 million for the quarter ended October 31, 2008 as compared with the prior year same period.  This increase was primarily attributable to sales of the Solara ion™ UV inkjet printer and related inks within the Sign Making and Specialty Graphics segment.  Additionally, revenue from the business acquisitions contributed approximately $2.4 million to the quarter ended October 31, 2008.

The Company has experienced a delay in orders from its customers and overall weaker demand during the quarter ended October 31, 2008, which the Company believes is attributable to uncertainty and turmoil in the global economy and financial markets.  The Company plans to continue to focus on controlling costs and prudently managing all aspects of its business through this economic downturn to mitigate the impacts.  The Company anticipates that its long-term growth prospects will be fueled by its portfolio of new products and expansion, both geographically and business expansions.

Operating income for the quarter ended October 31, 2008 was $5.4 million, as compared with $5.2 million for the same period of fiscal 2008, which represented an increase of $0.2 million, or 3.7 percent.  Operating income for the six months ended October 31, 2008 was $7.0 million, as compared with $9.6 million for the same period of fiscal 2008, which represented a decrease of $2.6 million, or 27.0 percent.  The decrease in operating profit for the six month period ended October 31, 2008, as compared with the same period in the prior year, was primarily attributable to the weakened economic conditions and the related impact of lower volume on gross profit.  To mitigate the gross profit decline, the Company reduced its workforce.  The global workforce reduction actions taken in August and October 2008 are expected to result in cost savings of more than $6.0 million in fiscal 2009, net of severance costs of $1.0 million, and over $10.0 million of cost savings on an annual basis thereafter.  The Company did not record any incentive compensation expense for the quarter and six months ended October 31, 2008 as the Company did not meet its performance objectives.  Operating income for the six months ended October 31, 2007 included professional fees of $1.0 million related to external assistance associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") and incentive compensation expense of $2.2 million.  The Company is in the process of identifying further opportunities to reduce both spending and its cost structure and has taken additional workforce reduction actions in December 2008.  The Company expects that these additional actions will generate additional salary and wage savings over the remainder of the fiscal year of approximately $2.4 million, net of approximately $1.4 million in severance charges.  Annualized savings from these actions should be an additional $6.8 million.  These actions, combined with the actions discussed above, are expected to produce approximately $16.8 million on an annualized basis.

During the second quarter of fiscal 2009, the Company finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and streamline the capital structure of the entities.  Based on the projected future income of the merged entity, a valuation reserve against French loss carryforwards of approximately $3.4 million was reversed and recorded as an income tax benefit, as it is more likely than not that the tax benefits from these carryforwards will be realized.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2008	2007	Percent Change	2008	2007	Percent Change
Equipment and software	$46,778	$50,927	(8.1%)	$89,901	$98,370	(8.6%)
Aftermarket supplies	88,016	91,168	(3.5%)	184,700	179,015	3.2%
Service	18,964	18,621	1.8%	38,015	36,998	2.7%
Total revenue	$153,758	$160,716	(4.3%)	$312,616	$314,383	(0.6%)

The decrease in consolidated revenue for both periods was primarily a result of the weakened global economic environment.  Additionally, foreign currency translation lowered revenue for the quarter ended October 31, 2008 by approximately $1.5 million as compared with the quarter ended October 31, 2008 as a result of the United States dollar strengthening against several other currencies in which the Company transacts business.  Revenue for the six months ended October 31, 2008 included a $9.7 million benefit from favorable foreign currency translation, as the United States dollar weakened against the primary currencies in which the Company transacts business.

The table below presents revenue by operating segment for the quarter and six months ended October 31:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Sign Making and Specialty Graphics	$92,190	$90,755	$186,559	$176,635
Apparel and Flexible Materials	45,932	51,440	94,881	100,919
Ophthalmic Lens Processing	15,636	18,521	31,176	36,829
Total revenue	$153,758	$160,716	$312,616	$314,383

For the quarter and six months ended October 31, 2008, the consolidated revenue decrease was attributable to lower equipment and software volume from the Apparel and Flexible Materials and the Ophthalmic Lens Processing segments, which the Company believes resulted from the current adverse economic conditions.  For the quarter ended October 31, 2008, the Ophthalmic Lens Processing segment also experienced a decline in aftermarket products volume.  The Company believes that the lower volume within the Apparel and Flexible Materials and Ophthalmic Lens Processing segments is attributable to the current economic conditions rather than a loss of market share in the respective markets.  Partially offsetting the decline in revenue, the acquisitions completed in the second quarter contributed approximately $2.4 million to revenue for the Apparel and Flexible Materials segment.  The Sign Making and Specialty Graphics segment reported a revenue increase of $1.4 million which was attributable to incremental key new product revenue from the Solara ion and associated consumable products, though partially offset by declining sales from thermal graphic solutions equipment and associated aftermarket products.

For the six months ended October 31, 2008, the decline in revenue was primarily attributable to the global economic conditions experienced during the second quarter of fiscal 2009.  This decline was partially offset by the favorable impact of foreign currency translation of $9.7 million, which primarily benefited the Sign Making and Specialty Graphics segment during the first quarter of fiscal 2009.  The decline was also mitigated by a $4.7 million net increase in key new product revenue.  This increase was primarily attributable to the fiscal 2009 Sign Making and Specialty Graphics segment's introduction of the Solara ion and associated consumable products and the Apparel and Flexible Materials introduction of the GERBERcutter® Z7.  Spandex also contributed to the revenue increase for the Sign Making and Specialty Graphics segment for the six months ended October 31, 2008 from increased sales of aftermarket materials from organic growth.  Contribution from the recent acquisitions benefited revenue $2.4 million within the Apparel and Flexible Materials segment.  The Ophthalmic Lens Processing segment recently introduced the Advanced Lens Processing System.  Customer interest in the system remains high; however, order rates have been slow which is considered to also be related to the current economic conditions.

International markets are significant to the Company's revenue base.  The Company generates approximately three-quarters of its revenue annually from sales to non-U.S. markets.  Further geographic expansion is considered an opportunity for the Company to expand its customer base both into new and existing markets.  Total revenue within greater China was $5.2 million for the fiscal quarter and $11.1 million for the six months ended October 31, 2008, a decrease of $3.4 million and $5.3 million, respectively from the same periods in the prior year.  Although the Company continues to believe that this geographic region represents significant long-term growth opportunities, these decreases reflected the weakened Chinese economy during the quarter and six months ended October 31, 2008.  The Company acquired Gamma within China during the second quarter of fiscal 2009 to leverage certain supply chain capabilities and expand its product offering.

Orders by geographic region for the quarter and six months ended October 31, 2008 were lower from each geographic region, though the Rest of World region orders declined the most significantly, primarily within greater China.  The Company attributes the decline in orders to uncertainty and customer hesitation in making capital equipment purchases within the global economy and financial markets.

The following table provides the Company's backlog as of October 31, 2008 and April 30, 2008, and includes acquired backlog from the Virtek acquisition of approximately $3.9 million, which is reflected in the Apparel and Flexible Materials segment.  The decrease in backlog from April 30, 2008 reflects the current business environment.  As a result of the current economic conditions and the related uncertainty regarding when conditions will improve, the Company is unable to determine when backlog will return to more expected levels, from the depressed levels as of October 31, 2008.

In thousands	October 31, 2008	April 30, 2008
Backlog:
Sign Making and Specialty Graphics	$1,922	$3,462
Apparel and Flexible Materials	29,084	33,770
Ophthalmic Lens Processing	1,576	1,440
	$32,582	$38,672

Gross Profit / Margin

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2008	2007	Percent Change	2008	2007	Percent Change
Gross profit	$43,594	$46,396	(6.0%)	$85,638	$91,857	(6.8%)
Gross profit margin	28.4%	28.9%		27.4%	29.2%

Gross profit decreased in the fiscal quarter and six months ended October 31, 2008 by $2.8 million and $6.2 million, respectively, as compared with the same periods of the prior year.

For the second fiscal quarter of 2009, the impact of unfavorable foreign currency translation from international operations reduced gross profit by $0.9 million as compared with the prior year.  The remaining decrease for the second quarter of fiscal 2009 was primarily from lower volume that negatively impacted gross profit by approximately $2.5 million.  Incremental gross profit from the acquisitions partially offset these declines.

For the six months ended October 31, 2008, lower volume and an unfavorable product mix lowered gross profit by $4.4 million and $3.8 million, respectively, as compared with the six months ended October 31, 2007.  The impact of favorable foreign currency translation from international operations of $1.9 million and incremental gross profit from the acquisitions partially offset the lower volume and unfavorable product mix for the first six months of fiscal 2009 as compared with the same period in the prior year.

The Company's gross profit margin declined 0.5 percentage points and 1.8 percentage points for the fiscal quarter and six months ended October 31, 2008, respectively, as compared with the fiscal quarter and six months ended October 31, 2007.  The lower gross profit margin for the fiscal quarter ended October 31, 2008 was primarily attributable to lower equipment volume and an unfavorable product mix.  The lower gross profit margin for the six months ended October 31, 2008 was attributable to a higher contribution of revenue from the Company's Spandex business unit, which is an international distribution business and realizes lower gross margins than the Company's manufacturing businesses, and from a lower contribution from software revenue.  Additionally, the Company's manufacturing businesses reported a decline in gross profit margin as compared with the prior year as a result of lower equipment volume and product mix.

The Company continues to focus on cost reduction strategies within its manufacturing operations, including lean manufacturing and quality initiatives.  Additionally, the Company's targeted workforce reductions and cost controls are expected to result in an improved cost structure.  The Company believes that these programs should contribute to enhanced gross margin profitability.  The Company expects that the two acquisitions completed during the second quarter of fiscal 2009 will also contribute to gross profit and improved margins.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2008	2007	Percent Change	2008	2007	Percent Change
Selling, general and administrative expenses	$32,445	$34,658	(6.4%)	$66,656	$69,281	(3.8%)
Percentage of revenue	21.1%	21.6%		21.3%	22.0%

Selling, general and administrative ("SG&A") expenses decreased $2.2 million for the quarter ended October 31, 2008.  The impact of foreign currency translation reduced overall SG&A costs by approximately $0.2 million for the quarter ended October 31, 2008 as compared with the same period of the prior year.  The reduction in SG&A expenses and the ratio of SG&A expenses to revenue reflected the impact of the Company's focused efforts on cost control measures.  The Company initiated a reduction in workforce for the quarter ended October 31, 2008 and recorded severance costs of approximately $0.7 million in SG&A which partially offset these savings.  The quarter ended October 31, 2007 included severance costs within SG&A of $0.3 million.  The Company expects to realize continued cost savings for the remainder of fiscal 2009 and thereafter as a result of these actions.

The Company did not record any incentive compensation expense for the quarter ended October 31, 2008 as compared with $0.9 million of incentive compensation expense for the quarter ended October 31, 2007.  Also included in SG&A for the quarter ended October 31, 2007 was $1.0 million of professional fees related to external assistance associated with the adoption of FIN 48.

The Company's SG&A expenses for the quarter and six months ended October 31, 2008 also include incremental expenses of approximately $0.7 million from the acquired businesses.

SG&A expenses decreased $2.6 million for the six months ended October 31, 2008 as compared with the six months ended October 31, 2007.  The decrease reflected cost savings from the second quarter of fiscal 2009 workforce reduction actions.  For the six months ended October 31, 2007, professional fees of $1.0 million and incentive compensation costs of $2.2 million negatively impacted SG&A expenses.  The Company did not record incentive compensation costs for the second quarter and first six months of fiscal 2009, as performance objectives were not achieved.  Partially offsetting these factors, the impact of foreign currency translation as compared with the same period of the prior year increased SG&A by approximately $1.8 million and incremental expenses from the Virtek and Gamma acquisitions increased SG&A by approximately $0.7 million.

Research and Development

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2008	2007	Percent Change	2008	2007	Percent Change
Research and development	$5,769	$6,552	(12.0%)	$12,002	$13,017	(7.8%)
Percentage of revenue	3.8%	4.1%		3.8%	4.1%

Research and development expenses in both the second quarter and first six months of fiscal 2009 were lower than the same periods of fiscal 2008, primarily related to significant investment in development activities associated with the Solara ion and the Advanced Lens Processing System in the prior fiscal year.  These products were launched at the beginning of fiscal 2009.

Other Income (Expense), net

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Other income (expense), net	$(383)	$(386)	$(511)	$339

Other income (expense), net primarily includes interest income, bank fees and foreign currency transaction gains and losses.

For the quarter ended October 31, 2008, the Company incurred $0.6 million in net foreign currency transaction losses.  This included a $0.7 million loss from a derivative transaction related to the Company's funding of the acquisition of Virtek.  Partially offsetting foreign currency losses, the Company realized a gain of $0.6 million from the sale of an Australian facility during the second quarter of fiscal 2009.

For the six months ended October 31, 2008, the Company incurred $0.3 million in foreign currency transaction losses, which included a $0.7 million loss from a derivative transaction.  For the quarter and six months ended October 31, 2007, the Company recorded foreign currency exchange losses of $0.3 million.  Other income (expense), net also included a $1.0 million gain on the sale of certain assets in the Ophthalmic Lens Processing segment in the first six months of fiscal 2008.

Interest Expense

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2008	2007	Percent Change	2008	2007	Percent Change
Interest expense	$863	$1,083	(20.3%)	$1,477	$2,072	(28.7%)
Weighted-average credit facility interest rate	5.4%	9.6%		5.3%	9.6%

Interest expense decreased in both the second quarter and first six months of fiscal 2009 as compared with fiscal 2008 primarily as a result of lower weighted-average credit facility interest rates from the January 2008 refinancing and lower market interest rates, partially offset by higher average credit facility balances.  The Company's credit facility borrowings increased $42.0 million from April 30, 2008.  This increase was primarily a result of borrowings used to fund the acquisitions and related transaction costs.  Higher credit facility borrowings are expected to result in higher interest expense for the remainder of fiscal 2009.

Income Tax Expense

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
	2008	2007	2008	2007
Effective tax rate	(47.4%)	32.7%	(35.7%)	31.8%

During the second quarter of fiscal 2009, the Company finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  A valuation reserve against French loss carryforwards of the merged entity of approximately $3.4 million was reversed, as it is more likely than not that the tax benefits from these carryforwards will be realized.  The Company's effective tax rate would have been 35.9 percent for the quarter ended October 31, 2008 and 33.3 percent for the six months ended October 31, 2008, excluding the non-recurring tax benefit from the reversal of the valuation reserve.

For the both fiscal 2009 periods, the Company's effective tax rates were lower than the statutory rate of 35.0 percent primarily attributable to the reversal of the French valuation reserve discussed above.  With respect to both fiscal 2008 periods, the Company’s effective tax rates were lower than the statutory rate of 35.0 percent primarily attributable to benefits recognized related to foreign tax credits and international tax rate differences.

SEGMENT REVIEW

The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.  The Company conducts business through three principal operating segments.

These operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Revenue:
GSP	$28,283	$26,652	$52,217	$51,781
Spandex	63,907	64,103	134,342	124,854
Segment revenue	$92,190	$90,755	$186,559	$176,635

Operating income:
GSP	$540	$603	$(623)	$431
Spandex	2,613	2,303	5,916	4,021
Segment operating income	$3,153	$2,906	$5,293	$4,452

Segment revenue increased $1.4 million, or 1.6 percent, for the second quarter of fiscal 2009 as compared with the same period in the prior year.  The impact of foreign currency translation lowered revenue by approximately $1.2 million as compared with the prior year, impacting GSP negatively by $0.7 million and Spandex negatively by $0.5 million.  On a business unit basis, excluding the impact of foreign currency translation, GSP's revenue increased $2.3 million and Spandex's revenue increased $0.3 million during the second quarter of fiscal 2009 as compared with the same prior year period.  The Solara ion and related inks contributed incremental revenue of $7.5 million for the quarter ended October 31, 2008.  Offsetting this increase, thermal graphic solutions equipment and aftermarket sales were lower for the quarter ended October 31, 2008.

Segment revenue increased $9.9 million, or 5.6 percent, for the six months ended October 31, 2008 as compared with the same period in the prior year.  The impact of foreign currency translation on revenue was $7.5 million favorable on a net basis, increasing Spandex's revenue by $7.7 million and decreasing GSP's revenue by $0.2 million as compared with the six months ended October 31, 2007.  For the six months ended October 31, 2008, excluding the impact of foreign currency translation, GSP's revenue increased $0.6 million and Spandex's revenue increased $1.8 million as compared with the same prior year period.  The Solara ion and related inks contributed incremental revenue of $10.8 million for the six months ended October 31, 2008.  The increase in Spandex's revenue was driven by organic growth in aftermarket sales.  Partially offsetting this increase, GSP thermal graphic solutions equipment and aftermarket sales were lower for the six months ended October 31, 2008 as compared with the six months ended October 31, 2007.

Segment operating income increased $0.2 million and $0.8 million for the second quarter and first six months of fiscal 2009, respectively, as compared with the same prior year periods.  The higher segment operating income was achieved by Spandex primarily as a result of improved gross profit from inkjet equipment and higher aftermarket volume for the six months ended October 31, 2008.  GSP reported lower operating income for the quarter and six months ended October 31, 2008 primarily as a result of lower volume from thermal graphic solutions printing products, which was partially offset by incremental gross profit from the Solara ion.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Revenue	$45,932	$51,440	$94,881	$100,919
Segment operating income	$4,983	$6,431	$8,649	$13,484

Segment revenue decreased $5.5 million, or 10.7 percent, for the second quarter of fiscal 2009 as compared with the same period in the prior year and decreased $6.0 million, or 6.0 percent, for the six months ended October 31, 2008 as compared with the same period in the prior year.  Foreign currency translation did not materially impact segment revenue for the second quarter of fiscal 2009.  The impact of foreign currency translation for the six months ended October 31, 2008 benefited revenue by $1.9 million as compared with the six months ended October 31, 2007.

The Company believes that the decline in revenue for both periods was caused by global economic factors that resulted in delayed customer demand.  Partially offsetting the overall economic downturn, the Apparel and Flexible Materials segment reported an increase in key new product revenue of $0.2 million and $2.8 million for the quarter and six months ended October 31, 2008, respectively, which included the recently launched GERBERcutter® Z7.  The acquisitions of provided incremental revenue of $2.4 million for both the quarter and six months ended October 31, 2008.

Segment revenue of $5.0 million in China for the quarter ended October 31, 2008 decreased $3.2 million as compared with the quarter ended October 31, 2007.  Segment revenue in China of $10.8 million for the six months ended October 31, 2008 decreased $5.0 million as compared with the six months ended October 31, 2007.  China apparel manufacturers appear to have slowed investments in capital equipment in response to certain business policy and economic factors.  The Company believes that these markets will recover in the later half of the Company's fiscal year 2009, but are not expected to rebound to fiscal 2008 levels.

Segment operating income decreased $1.4 million for the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008 and decreased $4.8 million for the first six months of fiscal 2009 as compared with the same period of fiscal 2008.  Lower software and equipment sales volume for both of the fiscal 2009 periods negatively impacted gross profit as compared with the prior year periods.  A focused effort on cost control measures helped to mitigate the full impact of the lower gross profit for both comparable periods.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Revenue	$15,636	$18,521	$31,176	$36,829
Segment operating income	$1,219	$1,050	$1,334	$2,429

Segment revenue decreased $2.9 million, or 15.6 percent, from the prior year second quarter and decreased $5.7 million, or 15.3 percent, for the six months ended October 31, 2008 as compared with the same period in the prior year.  The unfavorable impact of foreign currency translation of $0.3 million for the second quarter of fiscal 2009 contributed to the decline in revenue as compared with the same prior year period.  For the six months ended October 31, 2008, foreign currency translation increased revenue by $0.2 million as compared with the same prior year period.  The ophthalmic markets have been impacted by the weakened economy, resulting in lower equipment and aftermarket revenue.

Despite the impact of the economic downturn on this business and the effects of lower sales volume on gross profit, a focused effort during fiscal 2009 on cost control measures resulted in an increase in segment operating income of $0.2 million for the fiscal quarter ended October 31, 2008.  These measures primarily included lower compensation costs.  Research and development costs were also lower as compared with the same prior year periods as fiscal 2008 expenses included significant new product development costs for the Advanced Lens Processing System, which was launched in fiscal 2009.  Segment operating income for the six months ended October 31, 2008 was adversely impacted by lower equipment and aftermarket volume.

Corporate Expenses

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2008	2007	2008	2007
Operating expenses	$3,975	$5,201	$8,296	$10,806

Corporate operating expenses decreased $1.2 million in the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008 and $2.5 million for the six months ended October 31, 2008 as compared with the same period in fiscal 2008.  Operating expenses in both periods of fiscal 2008 were unfavorably impacted by $1.0 million related to professional fees for external assistance associated with the adoption of FIN 48.  Corporate operating expenses for the six months ended October 31, 2007 included incentive compensation expense of $0.7 million and severance costs of $1.3 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash resources, both in the short- and long-term, are expected to fund operating and capital expenditures, new product development, pension plan contributions and debt service obligations.  The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility.  The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to the Company's availability of funds.  Distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  The Company performed an assessment of this difficult new financial environment as of April 30, 2008, and continues to monitor the challenging global credit market situation and its potential impacts to the Company's operations.  Although the duration and extent of future market turmoil cannot be predicted, the Company does not expect that the credit market conditions will have a material adverse impact on its liquidity, financial position or operations for the remainder of fiscal 2009.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements for at least the next 12 months.  As of October 31, 2008, the Company had approximately $18.1 million available for borrowing under its revolving credit facility, based on its financial covenants, as amended.

The following table provides information about the Company's capitalization as of the dates indicated:

In thousands, except ratio amounts	October 31, 2008	April 30, 2008
Cash and cash equivalents	$16,401	$13,892
Working capital	$107,184	$106,005
Total debt	$84,000	$42,000
Net debt (total debt less cash and cash equivalents)	$67,599	$28,108
Shareholders' equity	$150,710	$169,563
Total capital (net debt plus shareholders' equity)	$218,309	$197,671
Current ratio	1.95:1	1.89:1
Net debt-to-total capital ratio	31.0%	14.2%

Cash Flows

The following table provides information about the Company's cash flows as of the dates indicated:

	For the Six Months Ended October 31,
In thousands	2008	2007
Cash flows provided by (used for) operating activities	$2,941	$(1,485)
Cash flows used for investing activities	$(38,081)	$(8,455)
Cash flows provided by financing activities	$41,637	$15,478

The Company generated $2.9 million of cash from operating activities for the six months ended October 31, 2008 primarily from operating earnings and net working capital improvements, including accounts receivable collections.  A reduction in accounts payable, additional investments in inventory and payments of the fiscal 2008 incentive compensation partially offset these improvements.  Purchases of inventory for the first six months of fiscal 2009 were primarily attributable to the production build for the Solara ion.  For the six months ended October 31, 2007, the Company used cash flows from operating activities of $1.5 million for working capital needs, including payments of accounts payable and other accrued liabilities.

The Company used $38.1 million of cash for investing activities primarily for the Virtek business acquisition, which required a net cash outflow of approximately $28.3 million, including transaction costs of $3.4 million and excluding acquired cash of $4.1 million.  The Gamma business acquisition required a cash outflow of approximately $5.7 million, including transaction costs of $0.8 million and excluding acquired cash of $0.3 million.  The Company also invested $4.9 million in capital expenditures for the six months ended October 31, 2008.  Capital expenditures are expected to be approximately $7 million to $9 million in fiscal 2009.  Partially offsetting these cash outflows, the Company collected $1.4 million related to both the sale of a facility in the Ophthalmic Lens Processing segment in fiscal 2009 and proceeds from a note receivable for certain assets sold within the Ophthalmic Lens Processing segment in fiscal 2008.  The use of cash for investing activities of $8.5 million in the first six months of fiscal 2008 was primarily attributable to the purchase of Data Technology for $4.7 million and capital expenditures of $3.8 million, partially offset by proceeds from the sale of certain assets within the Ophthalmic Lens Processing segment during the first six months of fiscal 2008.

Borrowings under the Company's credit facility and stock option exercises are the primary sources of cash flows provided by financing activities.  Net credit facility borrowings increased $42.0 million during the six months ended October 31, 2008, primarily to fund the Virtek and Gamma acquisitions and related transaction costs.  The Company realized $0.9 million in cash from stock option exercises during the first six months of fiscal 2009.  Net credit facility borrowings increased $15.1 million during the six months ended October 31, 2007, primarily to fund the Data Technology acquisition and certain working capital requirements.  Additionally, the Company repaid certain outstanding Data Technology debt.  The Company realized $1.3 million in cash from stock option exercises during the first six months of fiscal 2008.

Financial Condition

At October 31, 2008, the United States dollar strengthened against the euro, the pound sterling and the Canadian and Australian dollars as compared with April 30, 2008.  The most significant portion of the Company's international assets and liabilities are denominated in the euro.  Additionally, the Company's Condensed Consolidated Balance Sheet as of October 31, 2008 reflected acquired assets and liabilities associated with the Virtek and Gamma acquisitions, as compared with April 30, 2008.

Net accounts receivable decreased to $104.5 million as of October 31, 2008 from $120.8 million as of April 30, 2008.  The decrease was primarily attributable to the timing of collection of accounts receivable related to fiscal 2008 fourth quarter shipments and the impact of foreign currency translation.  Days sales outstanding in ending accounts receivable were 61 days as of October 31, 2008 as compared with 63 days as of April 30, 2008.  Partially offsetting this decrease was the addition of acquired accounts receivable from the two acquisitions completed in the second quarter of fiscal 2009.

Inventories increased to $80.6 million as of October 31, 2008 from $76.9 million as of April 30, 2008.  The inventory increase was primarily caused by the impact of the Virtek and Gamma acquisitions.  The impact of foreign currency translation partially offset the increase.  Inventory turnover decreased to 5.5 times annually as of October 31, 2008 from 6.4 times annually as of April 30, 2008.

Prepaid expenses and other current assets increased to $11.0 million as of October 31, 2008 from $5.8 million as of April 30, 2008.  The increase in prepaids and other current assets was primarily caused by the establishment of an escrow account for the untendered Virtek shares as of October 31, 2008 for $3.6 million, as well as the establishment of a $0.7 million escrow account for contingent consideration pursuant to the Gamma acquisition.  The impact of foreign currency translation partially offset the increase.

The increase in goodwill was associated with both the Virtek and Gamma acquisitions.  Virtek goodwill represents the purchase price in excess of the net book value of assets and will be partially reallocated to acquired assets and liabilities, including other intangible assets, after the purchase accounting is completed.  This is expected to be substantially completed during the third quarter of fiscal 2009.

Accounts payable and other accrued liabilities decreased to $96.4 million as of October 31, 2008 from $102.6 million as of April 30, 2008, primarily due to the timing of payments to the Company's vendors, payments of fiscal 2008 incentive compensation and the impact of foreign currency translation.  Days purchases outstanding in accounts payable slightly increased to 39 days as of October 31, 2008 from 38 days as of April 30, 2008.

Accrued pension benefit liability decreased to $25.7 million as of October 31, 2008 from $28.5 million as of April 30, 2008.  The reduction is primarily related to defined benefit plan contributions of $4.2 million, slightly offset by an increase in the defined benefit plan liabilities for fiscal 2009 expenses incurred.

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

The Company's future compliance with the financial covenants under its senior secured credit facility will depend primarily on its success in growing the business and generating operating cash flows.  Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  The Company was in compliance with its financial covenants, as amended, as of October 31, 2008.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

The Company financed the Virtek and Gamma acquisitions through borrowings under its revolving credit facility during the second quarter ended October 31, 2008.  There were no other material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which will be effective for the Company on May 1, 2009.  FSP EITF 03-6-1 clarifies that participating securities used to calculate basic earnings per share must include share-based payment awards that entitle holders to receive nonforfeitable dividends.  Therefore, basic earnings per share will include the Company's unvested restricted stock awards upon adoption.  Additionally, FSP EITF 03-6-1 requires retrospective adjustment to all prior year earnings per share data.  The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company's earnings per share calculation.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for the Company for business acquisitions completed by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 will be effective for the Company beginning on May 1, 2009.  The Company does not expect that the adoption of SFAS 160 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008. There were no significant changes to the Company's critical accounting estimates during the second quarter and six months ended October 31, 2008 from those previously disclosed in the Company's Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the second quarter and six months ended October 31, 2008 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2008.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the second quarter of fiscal 2009 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchases of its common stock during the quarter ended October 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
August 1, 2008 – August 31, 2008 (1)	12	$11.75	Not applicable	Not applicable
September 1, 2008 – September 30, 2008 (1)	988	9.27	Not applicable	Not applicable
October 1, 2008 – October 31, 2008	---	---	Not applicable	Not applicable
	1,000	$9.30	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Gerber Scientific, Inc. held its fiscal 2008 annual meeting of stockholders on September 25, 2008.

(c)  The following sets forth information regarding each matter voted upon at the 2008 annual meeting.  There were 23,855,978 shares of common stock outstanding and entitled to vote as of the record date for the 2008 annual meeting.

Proposal 1.  The shareholders approved a proposal to elect each of the seven nominees to the board of directors.  The tabulation of votes on this proposal was as follows:

Nominees	Votes For	Votes Withheld
Donald P. Aiken	21,153,015	226,041
Marc T. Giles	21,154,315	224,741
Edward G. Jepsen	21,169,234	209,822
Randall D. Ledford, Ph.D.	21,237,040	142,016
John R. Lord	21,171,495	207,561
Carole F. St. Mark	21,089,459	289,597
W. Jerome Vereen	20,936,544	442,512

Proposal 2.  The shareholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the 2009 fiscal year.  The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP for fiscal 2009	21,203,867	172,517	2,671

Proposal 3.  The shareholders approved a proposal to amend the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan to increase by 1,500,000 shares the number of shares of the Company’s common stock available for issuance under the plan.  The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstain
Amendment of the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan to increase shares available for issuance by 1,500,000 shares	14,482,175	4,718,868	13,117

ITEM 6.     EXHIBITS

The Company herewith files the following exhibits:

Exhibit Number	Description

2.1
Support Agreement among Gerber Scientific Canada Inc., Gerber Scientific, Inc. and Virtek Vision International, Inc., effective September 4, 2008, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 10, 2008.

10.1	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2008.

10.2
First Amendment to Credit Agreement, dated as of November 21, 2008, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent, filed herewith.

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

GERBER SCIENTIFIC, INC.
December 8, 2008	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

2.1
Support Agreement among Gerber Scientific Canada Inc., Gerber Scientific, Inc. and Virtek Vision International, Inc., effective September 4, 2008, incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed on September 10, 2008.

10.1	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, as amended incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 25, 2008.

10.2
First Amendment to Credit Agreement, dated as of November 21, 2008, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent, filed herewith.

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