Form 10-Q
period 2009-01-31
GERBER SCIENTIFIC INC
filed 2009-03-09
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

24,129,529 shares of common stock of the registrant were outstanding as of February 28, 2009, exclusive of treasury shares.

	GERBER SCIENTIFIC, INC. Index to Quarterly Report on Form 10-Q Fiscal Quarter Ended January 31, 2009
PART I		PAGE

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3-4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7-16
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29-30

PART II

Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 5.	Other Information	31-32
Item 6.	Exhibits	32

Signature		33
Exhibit Index		34

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended January 31,
In thousands, except per share data	2009	2008
Revenue:
Product sales	$102,513	$133,637
Service sales	17,584	18,329
	120,097	151,966
Cost of Sales:
Cost of products sold	74,042	95,428
Cost of services sold	10,536	13,085
	84,578	108,513

Gross profit	35,519	43,453

Selling, general and administrative expenses	30,193	30,691
Research and development	5,329	6,466
Operating (loss) income	(3)	6,296

Other income (expense), net	(2,993)	(435)
Interest expense	(877)	(1,388)
(Loss) Income before income taxes	(3,873)	4,473
Income tax (benefit) expense	(1,641)	1,410
Net (loss) income	$(2,232)	$3,063
(Loss) Earnings Per Share of Common Stock:
Basic	$(0.09)	$0.13
Diluted	$(0.09)	$0.13
Weighted Average Shares Outstanding:
Basic	23,602	23,374
Diluted	23,602	23,618

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended January 31,
In thousands, except per share data	2009	2008
Revenue:
Product sales	$377,114	$411,022
Service sales	55,599	55,327
	432,713	466,349
Cost of Sales:
Cost of products sold	275,251	294,302
Cost of services sold	36,305	36,737
	311,556	331,039

Gross profit	121,157	135,310

Selling, general and administrative expenses	96,295	99,022
Research and development	17,331	19,483
Operating income	7,531	16,805

Other income (expense), net	(4,058)	(1,046)
Interest expense	(2,354)	(3,460)
Income before income taxes	1,119	12,299
Income tax (benefit) expense	(3,424)	3,898
Net income	$4,543	$8,401
Earnings Per Share of Common Stock:
Basic	$0.19	$0.36
Diluted	$0.19	$0.36
Weighted Average Shares Outstanding:
Basic	23,539	23,296
Diluted	23,657	23,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
In thousands	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$10,940	$13,892
Accounts receivable, net	83,339	120,752
Inventories	79,276	76,927
Deferred tax assets	7,029	7,600
Prepaid expenses and other current assets	5,257	5,829
Total Current Assets	185,841	225,000
Property, plant and equipment, net	37,472	39,852
Goodwill	75,334	61,844
Deferred tax assets	41,812	34,354
Other assets	18,370	17,489
Total Assets	$358,829	$378,539
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$40,355	$51,253
Accrued compensation and benefits	15,354	23,671
Other accrued liabilities	24,346	27,672
Deferred revenue	13,726	16,399
Total Current Liabilities	93,781	118,995
Long-term debt	75,000	42,000
Accrued pension benefit liability	25,233	28,514
Other long-term liabilities	18,053	19,467

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	247	243
Paid-in capital	78,528	75,472
Retained earnings	99,969	95,426
Treasury stock	(11,686)	(12,148)
Accumulated other comprehensive (loss) income	(20,296)	10,570
Total Shareholders' Equity	146,762	169,563
Total Liabilities and Shareholders' Equity	$358,829	$378,539

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
In thousands	2009	2008
Cash flows from operating activities:
Net income	$4,543	$8,401
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	7,547	7,005
Deferred income taxes	(5,173)	799
Stock-based compensation	2,428	1,200
Gain on sale of assets	(622)	(950)
Other-than-temporary impairment charge	2,290	---
Other noncash items	977	1,685
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	27,929	8,448
Inventories	(3,166)	(7,994)
Prepaid expenses and other assets	(114)	266
Accounts payable and other accrued liabilities	(21,577)	(14,750)
Accrued compensation and benefits	(8,744)	(5,478)
Net cash provided by (used for) operating activities	6,318	(1,368)
Cash flows from investing activities:
Capital expenditures	(6,471)	(6,405)
Proceeds from sale of assets	2,590	150
Proceeds from sale of available for sale investments	705	571
Purchases of available for sale investments	(432)	(605)
Business acquisitions	(34,273)	(4,650)
Acquisition of intangible assets	(678)	(392)
Net cash used for investing activities	(38,559)	(11,331)
Cash flows from financing activities:
Debt repayments	(56,771)	(297,256)
Debt proceeds	88,500	312,809
Debt issuance costs	---	(942)
Common stock issued	899	1,446
Net cash provided by financing activities	32,628	16,057
Effect of exchange rate changes on cash	(3,339)	889
(Decrease) Increase in cash and cash equivalents	(2,952)	4,247
Cash and cash equivalents at beginning of period	13,892	8,052
Cash and cash equivalents at end of period	$10,940	$12,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of April 30, 2008 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2008.  The results of operations and cash flows for the fiscal quarter and nine months ended January 31, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operation, cash flows and footnote disclosures for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, filed with the Securities and Exchange Commission on June 27, 2008.  Certain reclassifications have been made to the prior year fiscal quarter and nine month amounts disclosed to conform to the presentation for the fiscal quarter and nine months ended January 31, 2009.  The Company reclassified gains on the sale of operating assets from Other income (expense), net to Selling, general and administrative expenses, which included $1.0 million realized during the quarter ended July 31, 2007 and $0.6 million realized during the quarter ended October 31, 2008, both related to sales of certain operating assets of the Ophthalmic Lens Processing segment.

The results of operations and cash flows for two companies that were acquired during the second quarter of fiscal 2009, Virtek Vision International, Inc. ("Virtek") and Gamma Computer Tech Company, Ltd. ("Gamma"), are included from the dates of acquisition through January 31, 2009 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.  The accompanying Condensed Consolidated Balance Sheet as of January 31, 2009 included the acquired assets and liabilities of Virtek and Gamma.  See Note 4.

The Company has expanded its revenue recognition significant accounting policy disclosure in order to provide an improved understanding of its accounting for product sales under customary sales contracts, return provisions and recourse obligations.  The following paragraphs should be read in conjunction with the Company's summary of significant accounting policies disclosed in its Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Product Sales - The Company recognizes revenue on product sales at the time of shipment, which is when title and the risks and rewards of ownership of the product transfer to the Company’s customers and all of the criteria per Staff Accounting Bulletin ("SAB") 104 are considered to have been met.  If any of these criteria are not met at shipment, which is infrequent, revenue recognition is deferred until such time as all required conditions of SAB 104 have been completed.

Certain equipment sales may provide a payment plan that allows for the final payment to be due upon installation of the equipment.  The Company recognizes revenue when it meets the criteria outlined in SAB 104, including that collectibility is reasonably assured.  These conditions are met at the time of shipment.  Additionally, in very limited circumstances, certain equipment sales may provide for customer acceptance provisions that include incremental measures or product performance criteria.  These provisions are evaluated on a case by case base.  To the extent these provisions are deemed to be substantive, the Company defers revenue until acceptance has occurred and all other criteria outlined in SAB 104 are met.

Return Policy - The Company has no contractual obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance, except for certain aftermarket product sales in the Ophthalmic Lens Processing segment.  The Company recognizes gross revenue from these aftermarket product sales upon shipment and during the same period reduces gross revenue and associated cost of sales by an estimate for sales returns based upon its historical experience and current economic factors.

Recourse Obligations - The Company, in connection with certain product sales, may provide assistance to its customers in obtaining lease financing from third-party financial services institutions. These sales have been determined to be direct sales to the third-party financial services institution.  These arrangements may contain recourse provisions, under which the Company is liable to the third-party financial services institution in the event of default by the lessee.  These leases typically have terms ranging from two to six years.  The Company records an estimated recourse liability based upon its historical experience and current economic factors.

Note 2.  Inventories

Inventories were as follows:

	January 31,	April 30,
In thousands	2009	2008
Raw materials and purchased parts	$65,182	$64,230
Work in process	6,174	2,894
Finished goods	7,920	9,803
Total inventories	$79,276	$76,927

Inventories as of January 31, 2009 included acquired inventories from the acquisitions.  See Note 4.

Note 3.   Restructuring

During the quarter and nine months ended January 31, 2009, management completed facility rationalization plans for its Connecticut locations and determined that it would reoccupy a previously vacated leased facility.  This determination resulted in the reversal of a previously established leased facility restructuring reserve and resulted in a $0.9 million benefit, which was reflected as a reduction of Selling, general and administrative expenses.  This benefit was reflected in the Sign Making and Specialty Graphics segment as the initial charge was recorded to this segment's performance in fiscal 2004.

Note 4.  Acquisitions

The Company completed acquisitions of two companies during the second quarter of fiscal 2009.  In September 2008, the Company acquired for cash the capital stock of Gamma and in October 2008, the Company acquired for cash the capital stock of Virtek.  The acquisitions were funded through borrowings under the Company's existing revolving credit facility.  The operating results of these businesses are included within the Apparel and Flexible Material segment in the Company's condensed consolidated financial statements from the respective dates of acquisition.

Gamma is a manufacturer of equipment for apparel and flexible materials markets and is located in China.  This acquisition is expected to expand the Company's position within China.  Under the terms of the stock purchase agreement, the Company paid $5.1 million to the stockholders of Gamma and may be required to pay approximately $0.6 million under the terms of the stock purchase agreement as contingent consideration during the quarter ending October 31, 2009.  The assets and liabilities of Gamma were recorded at fair value on the date of acquisition under the purchase method of accounting.  The Company determined the fair value of acquired intangible assets through the use of valuation models.  The unallocated purchase price was recorded as goodwill.

Virtek is a manufacturer of precision laser-based templating, inspection, marking and engraving solutions for industrial material.  Virtek serves customers in the prefabricated construction, transportation, metalworking, tool, die and mold making industries worldwide, and its operations are located primarily in Canada and Germany.   The Company intends to utilize its global reach, service and customer relationships to increase sales of Virtek’s products, as well as to provide products and services to customers in the flexible materials business.  Prior to the acquisition, the common stock of Virtek was publicly listed on the Toronto Stock Exchange.

The Company purchased the outstanding common stock of Virtek for an aggregate purchase price of approximately $29.0 million.

The assets and liabilities of Virtek were recorded at fair value under the purchase method of accounting.  The Company has substantially finalized its purchase accounting adjustments as of January 31, 2009 as reflected in the table below; however, certain balances are still being assessed, particularly with respect to the finalization of deferred tax assets.  The Company determined the fair value of acquired intangible assets, through the use of valuation models.  The acquired amortizable intangible assets included $4.9 million of developed technology with an estimated useful life of 10 years and trade names valued at $0.2 million with an estimated useful life of 3 years.  The unallocated purchase price of $16.1 million was recorded as goodwill, none of which is anticipated to be tax deductible. The table below summarizes the assets acquired and liabilities assumed.  The amount reported for Goodwill includes capitalized transaction costs of approximately $3.4 million.

In thousands	October 21, 2008
Assets acquired:
Cash and cash equivalents	$4,128
Accounts receivable	7,190
Inventories	8,524
Prepaid and other assets	655
Property, plant and equipment	1,985
Goodwill	16,127
Deferred tax assets	619
Other assets	5,124
Total assets acquired	$44,352
Liabilities assumed:
Accounts payable	3,090
Accrued compensation and benefits	2,848
Other liabilities	5,043
Deferred revenue	918
Total liabilities assumed	$11,899
Net assets acquired	$32,453

The Company believes that its results of operations for the quarter and nine months ended January 31, 2008 would not have been materially different had the acquisition occurred at May 1, 2007.

As a result of the Virtek acquisition, the Company has planned to consolidate Virtek production facilities for certain product lines within its United States, German and Canadian locations.  Included in this plan are workforce reductions and plans to exit certain leased facilities.  The Company's purchase price allocation of accrued compensation and benefits and other liabilities included $1.5 million of estimated costs for workforce reductions and lease termination costs as of the acquisition date.

Note 5.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	January 31, 2009		April 30, 2008
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,483	$3,036	$7,512	$3,062
Other	6,983	688	646	413
Total amortized intangible assets	$14,466	$3,724	$8,158	$3,475

Total amortized intangible assets as of January 31, 2009 included acquired intangible assets of $1.4 million from the Gamma acquisition and $5.1 million from the Virtek acquisition.  See Note 4.

Intangible asset amortization expense was $0.4 million and $0.8 million, respectively, for the quarter and nine months ended January 31, 2009.  For the quarter and nine months ended January 31, 2008, intangible asset amortization expense was $0.2 million and $0.5 million, respectively.  It is estimated that such expense will be $1.1 million for the fiscal year ending April 30, 2009, $1.2 million for the fiscal year ending April 30, 2010, $1.1 million annually for fiscal years ending April 30, 2011 through 2013 and $1.0 million for the fiscal year ending April 30, 2014 based on the amortized intangible assets as of January 31, 2009.

There were no impairments or dispositions of goodwill during the nine months ended January 31, 2009.  Balances and changes in the carrying amount of goodwill for the nine months ended January 31, 2009 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2008	$30,699	$14,149	$16,996	$61,844
Business acquisitions	---	19,978	---	19,978
Adjustment to previously reported goodwill	92	---	---	92
Effects of currency translation	(5,990)	(590)	--	(6,580)
Balance as of January 31, 2009	$24,801	$33,537	$16,996	$75,334

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

The following table presents revenue and operating (loss) income by reportable segment:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Sign Making and Specialty Graphics:
Gerber Scientific Products	$18,512	$23,237	$70,729	$75,018
Spandex	46,190	60,758	180,532	185,612
Sign Making and Specialty Graphics	64,702	83,995	251,261	260,630
Apparel and Flexible Materials	43,009	52,146	137,890	153,065
Ophthalmic Lens Processing	12,386	15,825	43,562	52,654
Consolidated revenue	$120,097	$151,966	$432,713	$466,349

Sign Making and Specialty Graphics:
Gerber Scientific Products	$389	$(502)	$(234)	$(71)
Spandex	516	2,589	6,432	6,610
Sign Making and Specialty Graphics	905	2,087	6,198	6,539
Apparel and Flexible Materials	2,691	5,645	11,340	19,129
Ophthalmic Lens Processing	737	(340)	2,625	3,039
Segment operating income	4,333	7,392	20,163	28,707
Corporate operating expenses	(4,336)	(1,096)	(12,632)	(11,902)
Consolidated operating (loss) income	$(3)	$6,296	$7,531	$16,805

Note 7.   Comprehensive (Loss) Income

The Company's total comprehensive (loss) income was as follows:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Net (loss) income	$(2,232)	$3,063	$4,543	$8,401

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,677)	(1,098)	(31,266)	7,441
Defined benefit pension plans activity, net of tax	205	143	614	428
Unrealized investment income (loss), net of tax	1,283	(403)	474	(412)
Net loss on derivative instruments, net of tax	(561)	---	(688)	---
Total comprehensive (loss) income	$(4,982)	$1,705	$(26,323)	$15,858

Note 8.   Earnings (Loss) Per Share

Basic and diluted earnings (loss) per common share are calculated in accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic earnings (loss) per common share are equal to net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are equal to net income (loss) divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation, where such effect is dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share:

	For the Fiscal Quarters Ended January 31,
	2009			2008
In thousands, except per share amounts	Net Loss	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic (loss) earnings per share	$(2,232)	23,602	$(0.09)	$3,063	23,374	$0.13
Effect of dilutive options and awards	---	---	---	---	244	---
Diluted (loss) earnings per share	$(2,232)	23,602	$(0.09)	$3,063	23,618	$0.13

	For the Nine Months Ended January 31,
	2009			2008
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$4,543	23,539	$0.19	$8,401	23,296	$0.36
Effect of dilutive options and awards	---	118	---	---	304	---
Diluted earnings per share	$4,543	23,657	$0.19	$8,401	23,600	$0.36

Note 9.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to guarantees outstanding during the fiscal quarter or nine months ended January 31, 2009.

Changes in the carrying amounts of product warranties were as follows:

	For the Nine Months Ended January 31,
In thousands	2009	2008
Beginning balance	$2,327	$2,337
Warranties issued in the current period	3,738	4,771
Impact of business acquisitions	668	---
Reductions for costs incurred	(3,984)	(4,701)
Ending balance	$2,749	$2,407

Warranty accruals as of January 31, 2009 included acquired accruals from the acquisitions.  See Note 4.

Note 10.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Service cost	$597	$647	$1,791	$1,941
Interest cost	1,770	1,615	5,310	4,845
Expected return on plan assets	(1,709)	(1,760)	(5,129)	(5,280)
Amortization of:
Prior service cost	73	73	219	219
Actuarial loss	253	154	759	462
Net periodic benefit cost	$984	$729	$2,950	$2,187

Cash contributions of $1.1 million and $5.3 million were made to the Company’s pension defined benefit plans for the fiscal quarter and nine months ended January 31, 2009, respectively.  The Company expects to contribute $6.6 million to these plans in the fiscal year ending April 30, 2009.

Note 11.  Sales of Assets

During the second quarter of fiscal 2009, the Company sold the Ophthalmic Lens Processing segment's Australian facility for $1.0 million.  The Company realized a gain of $0.6 million related to this transaction, which has been reflected as a reduction to Selling, general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations for the nine months ended January 31, 2009.

During the first quarter of fiscal 2008, the Company sold its rights to its Ophthalmic Lens Processing segment's Innovations software product to Ocuco, Inc. for $1.0 million.  The Company received $0.2 million in cash and $0.6 million in notes receivable at the date of the sale.  Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company.  Included in the consideration received, Ocuco assumed liabilities of $0.2 million related to the product line.  A gain of $1.0 million has been reflected as a reduction to Selling, general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations for the nine months ended January 31, 2008.  The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Note 12.  Derivative Instruments

The Company entered into an interest rate swap arrangement effective during the first quarter of fiscal 2009 on $20.0 million of its debt and a second interest rate swap agreement effective during the third quarter of fiscal 2009 on $25.0 million of its debt.  The Company also entered into and settled certain foreign currency derivative contracts during the second quarter of fiscal 2009.

The Company uses derivative instruments as risk and cash flow management tools and does not use derivative instruments for trading or speculative purposes.  Derivatives used for interest rate swap hedging purposes have been designated as a cash flow hedge of the identified risk exposure at the inception of the contract.  Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the underlying hedged item at inception of the hedge and over the life of the hedge contract.  To the extent the interest rate swap is effective, changes in the fair value will be recognized through other comprehensive income over the term of the derivative contract. To the extent the interest rate swap is not effective, changes in the fair value will be recognized through earnings.

At January 31, 2009, the fair value of the swap agreements recorded as a liability was $1.1 million.  Based upon current market conditions, with respect to the amount recorded in shareholders' equity, a pre-tax loss is expected to be reclassified into Interest expense on the accompanying Condensed Consolidated Statements of Operations to reflect actual interest rate payment dates and settlement within the next 12 months.  There were no gains or losses recognized in net (loss) income related to ineffectiveness of the swap agreements during the quarter and nine months ended January 31, 2009, as the interest rate swaps were highly effective cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matures in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.

The Company recorded foreign currency losses of $0.7 million from a derivative transaction associated with the funding of the Virtek acquisition entered into and settled during the second quarter of fiscal 2009 within Other income (expense), net on the Company's Condensed Consolidated Statement of Operations for the nine months ended January 31, 2009.

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

SFAS 157 establishes a hierarchy of inputs used to measure fair value, as follows:

Level 1                     Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2
     Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration,for substantially the full term of the financial instrument.

Level 3                      Unobservable inputs for the asset or liability.

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis as of January 31, 2009:

In thousands	Total	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap agreement	$(1,097)	$	---	$(1,097)	$	---
Available for sale investments	2,766		2,766	---		---
Total	$1,669		$2,766	$(1,097)	$	---

The fair value for the interest rate swap agreements were valued using observable current market information as of the reporting date such as the prevailing LIBOR-based currency spot and forward rates (Level 2). The fair value of the available for sale investments were based on quoted market prices from financial exchanges (Level 1), except for preferred shares in an international private company, for which the fair value was based upon Level 3 evidence and determined to be insignificant.

The Company reviews its available for sale investments routinely for other-than-temporary impairment.  The primary factors used to determine if an impairment charge must be recorded because a decline in the fair value of a marketable security is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) the decline in fair value has existed for an extended period of time; and (iv) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

As of January 31, 2009, the Company’s available for sale investment was in a balanced mutual fund with an unrealized loss of $2.3 million. This investment was impaired as the carrying value of the security exceeded the fair value. The Company has reviewed this impairment to determine whether the impairment should be classified as temporary or other-than-temporary.  The Company believes it has the ability to hold this investment for a sufficient period of time to recover this unrealized loss, as the Company expects the balanced fund to recover in value at a rate consistent with the overall investment market conditions in the United States. However, the duration of this recovery period will likely span several years. Based on this information, although the Company has the ability to hold this security until it has recovered in value, the Company recorded the $2.3 million impairment as other-than-temporary within Other income (expense), net on the Condensed Consolidated Statement of Operations for the quarter and nine months ended January 31, 2009.  The Company’s new cost basis in the equity funds was $2.8 million as of January 31, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 on May 1, 2008 and elected not to measure any additional financial instruments and other items at fair value, and therefore the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows for the quarter and nine months ended January 31, 2009.

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

Note 16.  Subsequent Event

On March 4, 2009, the Company amended its credit agreement to its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  At the request of the Company, the amendment reduced the borrowing capacity to $100.0 million from $125.0 million.  The reduction in the size of the facility was to minimize commitment fees on unneeded borrowing capacity.  To allow for some flexibility, the amendment increased the amount by which the Company could increase its borrowing capacity to $50.0 million from $25.0 million, subject to compliance with specified conditions.  The amendment changed the maturity date from January 31, 2013 to January 31, 2012.  The Company can borrow under its credit facility at the defined Applicable Base Rate ("ABR") or the LIBOR, plus a specified margin.

The specified margins and commitment fees increased under the amendment, based on the Company's ratio of Total Funded Debt to Consolidated EBITDA, as illustrated in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin (basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

As of January 31, 2009, the Company was in compliance with its financial covenants.  Financial covenants were modified under the amendment.  The ratio of Total Funded Debt to Consolidated EBITDA was changed from 3.0 times to 3.75 times beginning with the quarter ending April 30, 2009 through the quarter ending October 31, 2009, and then reducing to 3.25 times for the quarter ending January 31, 2010 through the quarter ending April 30, 2010 and back to 3.0 times for the quarter ending July 31, 2010 and thereafter.  The ratio of Consolidated EBIT to Consolidated Interest Expense was modified from 3.0 times to 2.75 times for the quarter ending April 30, 2009, 2.25 times for the quarter ending July 31, 2009, 2.0 times for the quarter ending October 31, 2009, 2.25 times for the quarter ending January 31, 2010, 2.75 times for the quarter ending April 30, 2010 and back to 3.0 times for the quarter ending July 31, 2010 and thereafter.  The maximum capital expenditures covenant was reduced from $15.0 million per fiscal year to $10.0 million.  In addition, the amendment introduced a minimum asset coverage covenant that requires the Company to maintain a 1:1 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55.0 percent of consolidated net accounts receivable plus 25.0 percent of consolidated inventories and $20.0 million for consolidated fixed assets.

In connection with the relaxation of these financial covenants, the amendment modified the definition of EBITDA to allow for exclusion of certain gains and expenses, including other-than-temporary impairment asset charges and non-cash stock compensation, as well as non-recurring fees and expenses associated with the amendment, among other items.  The amendment fee and other related costs are expected to be approximately $1.3 million to $1.7 million.

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

OVERVIEW

The Company's revenue for the quarter and nine months ended January 31, 2009 was negatively impacted by current global economic conditions and the adverse effect on credit markets and demand for capital equipment purchases.  To mitigate these challenging conditions, the Company has proactively taken actions to control its operating costs through reductions in workforce and other measures.  The Company plans to continue to focus on controlling costs and prudently manage all aspects of its business throughout the economic downturn.  The Company anticipates that its long-term growth prospects will be fueled by its portfolio of new products and market expansion; however the challenges of current market conditions are creating difficulties in forecasting the Company's near-term performance.  The Company does not anticipate significant improvement in market conditions during the fourth quarter of fiscal 2009.

Revenue for the third quarter of fiscal 2009 was $120.1 million, a decline of $31.9 million, or 21.0 percent, as compared with the third quarter of fiscal 2008.  The net change in value of foreign currencies against the United States dollar lowered revenue by approximately $11.6 million, as compared with the same revenue base at prior year rates.  The remaining decline in revenue for the quarter ended January 31, 2009 was primarily attributable to lower sales of equipment, software and aftermarket materials.  The decline in revenue in the third quarter of fiscal 2009 is believed to be attributable to both delays in making capital equipment purchases caused by customers' concerns over the current global economic conditions and customers' difficulty in obtaining financing for these purchases.  Partially offsetting the decline in core business revenue was $11.9 million of incremental revenue for the quarter ended January 31, 2009 from recently completed acquisitions.  The Company continues to launch new products and released the Solara ionV to the sign making and specialty graphics markets and the E2G Blocking System to the ophthalmic markets.  Revenue from key new products was $5.5 million for the quarter ended January 31, 2009, which represented a decrease of $3.6 million from the comparable period of fiscal 2008.

The Company reported essentially breakeven operating profit for the quarter ended January 31, 2009, which represented a decrease of $6.3 million, and was attributable primarily to the gross profit impact of lower revenue volume.  Operating income from the recently acquired companies contributed positively to operating profit.  In addition, the Company has been completing actions to lower its cost structure, which included global workforce reductions and facility rationalization plans.  Facility rationalization plans during the third quarter of fiscal 2009 resulted in a non-cash benefit of $0.9 million to Selling, general and administrative expenses as a result of management's decision to utilize a leased facility that was vacant, eliminating the need for a previously established restructuring accrual.  Fiscal 2009 global workforce reduction actions are expected to result in cost savings of approximately $8.4 million in fiscal 2009, net of severance costs of $2.5 million, and approximately $16.8 million in cost savings on an annual basis thereafter.  Of the total severance costs, $1.3 million was incurred during the third quarter of fiscal 2009.

As of January 31, 2009, the Company’s available for sale investment in a United States balanced mutual fund carried an unrealized loss of $2.3 million. This investment was impaired as the carrying value of the security exceeded the fair value. The Company reviewed this impairment as of January 31, 2009 to determine whether the impairment should be classified as temporary or other-than-temporary.  The Company believes it has the ability to hold this investment for a sufficient period of time to recover the unrealized loss, as the Company expects the balanced fund to recover in value at a rate consistent with the overall investment market conditions in the United States. However, the duration of this recovery period will likely span several years. Based on this information, although the Company has the ability to hold this security until it has recovered in value, the Company recorded a $2.3 million non-cash charge for an other-than-temporary impairment within Other income (expense), net on the Condensed Consolidated Statement of Operations for the quarter and nine months ended January 31, 2009.

The Company's long-term debt increased to $75.0 million as of January 31, 2009 from $42.0 million as of April 30, 2008.  This increase was primarily associated with the funding requirements for the fiscal 2009 acquisitions and related transaction costs.  Given the current economic conditions and the effect on the Company's results of operations, the Company amended its existing credit facility in March 2009 to, among other things, ease certain financial covenants, lower the committed available funds, and shorten the maturity date by one year.  The credit facility amendment is expected to result in higher interest rates over the remainder of the credit facility.  As a result of this amendment, the Company expects to expense approximately $0.3 million of previously capitalized deferred financing fees in the fourth quarter of fiscal 2009.  The Company expects to incur $1.3 million to $1.7 million in fees and related costs to execute this amendment, which will be expensed over the remaining life of the facility to Interest expense.

The Company has continued to experience delays in orders from its customers and overall weaker demand as a result of the global recession and constrained credit and financial markets.  Though the fourth quarter is typically the Company's highest revenue quarter and the Company anticipates realizing benefits from its cost reduction initiatives, current indicators lead the Company to believe that revenue in the fourth quarter may not show substantial improvement over the third quarter of fiscal 2009.  The Company will continue to focus on controlling its costs during this protracted economic downturn to optimize results when markets improve.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Equipment and software	$38,224	$50,333	(24.1%)	$128,125	$148,703	(13.8%)
Aftermarket supplies	64,289	83,304	(22.8%)	248,989	262,319	(5.1%)
Service	17,584	18,329	(4.1%)	55,599	55,327	0.5%
Total revenue	$120,097	$151,966	(21.0%)	$432,713	$466,349	(7.2%)

The declines in consolidated revenue for both periods are considered to be as a result of adverse economic conditions and adverse credit markets, which is believed to have restricted many customers from securing equipment financing.  In addition, unfavorable foreign currency translation rates, as compared with the same prior year periods have also contributed to the decline in revenue.  As a result of the United States dollar strengthening against several other currencies in which the Company transacts business, foreign currency translation negatively impacted revenue for the quarter and nine months ended January 31, 2009 by approximately $11.6 million and $2.0 million, respectively, as compared with the quarter and nine months ended January 31, 2008.  For the quarter and nine months ended January 31, 2009, revenue included the contribution of $11.9 million and $14.4 million, respectively, from the acquisitions of Virtek Vision International, Inc. ("Virtek") and Gamma Computer Tech Company, Ltd. ("Gamma"), which were completed in the second quarter of fiscal 2009.  Revenue from key new products for the quarter ended January 31, 2009 contributed $5.5 million, representing a decrease of 39.3 percent for the same quarter of the prior year, and for the nine months ended January 31, 2009, contributed $27.8 million, an increase of 4.1 percent from the same prior year period.

The table below presents revenue by operating segment:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Sign Making and Specialty Graphics	$64,702	$83,995	$251,261	$260,630
Apparel and Flexible Materials	43,009	52,146	137,890	153,065
Ophthalmic Lens Processing	12,386	15,825	43,562	52,654
Total revenue	$120,097	$151,966	$432,713	$466,349

The Company believes that the overall lower volume is attributable to the current economic conditions rather than a loss of market share in its respective markets.  On a segment basis, the Sign Making and Specialty Graphics segment's revenue decline was negatively impacted by $9.2 million and $1.8 million of unfavorable foreign currency translation for the quarter and nine months ended January 31, 2009, respectively.  Economic conditions and adverse credit markets were believed to have led to the revenue decline for the quarter ended January 31, 2009 as compared with the quarter ended January 31, 2008.  Demand in Europe did not appear to be significantly impacted by the economy until late in the third quarter of fiscal 2009.  Additionally, this segment's launch of the Solara ion during the first quarter of fiscal 2009 helped to mitigate the impact of the economic conditions.  The Apparel and Flexible Materials segment revenue suffered particularly within Asian markets, as customers appeared to be delaying equipment purchases until the economy stabilizes.  Partially offsetting the lower revenue volume was incremental revenue from the recent acquisitions of Virtek and Gamma of $11.9 million for the third quarter of fiscal 2009 and $14.4 million for the nine months ended January 31, 2009.  The revenue decline in the Ophthalmic Lens Processing segment reflected the declining global economic conditions and adverse credit markets, as customers are believed to have been experiencing difficulties in securing financing for their equipment purchases.

The Company generates approximately three-quarters of its revenue annually from sales to non-U.S. markets.  Current global economic conditions were particularly adverse within the Company's Asian markets.  As a result, the Company reported revenue for the current fiscal quarter within greater China of $4.5 million, a decrease of $4.0 million from the same quarter of the prior year, and for the nine months ended January 31, 2009, reported revenue of $15.6 million, a decrease of $9.3 million as compared with the same period in the prior year.  Although the Company continues to believe that this geographic region represents significant long-term growth opportunities, this growth will be dependent on an improvement in the current economic conditions in China.  The Company cannot predict when and if these markets will recover; however, it believes that it is well positioned to grow with these markets as they improve.

The following table provides the Company's backlog as of January 31, 2009 and April 30, 2008.  Backlog as of January 31, 2009 included $4.1 million from Virtek, which is reflected in the Apparel and Flexible Materials segment:

In thousands	January 31, 2009	April 30, 2008
Backlog:
Sign Making and Specialty Graphics	$2,222	$3,462
Apparel and Flexible Materials	21,717	33,770
Ophthalmic Lens Processing	2,100	1,440
Total backlog	$26,039	$38,672

Overall the Company's backlog as of January 31, 2009 decreased from April 30, 2008.  This decrease reflected a general decline in the current global business environment caused by adverse macro economic conditions and the related uncertainty as to when these conditions will improve.  As a result of these conditions, the Company is unable to determine when its backlog will return to more typical levels.

Gross Profit / Margin

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Gross profit	$35,519	$43,453	(18.3%)	$121,157	$135,310	(10.5%)
Gross profit margin	29.6%	28.6%		28.0%	29.0%

Gross profit decreased in the fiscal quarter and nine months ended January 31, 2009 by $7.9 million and $14.2 million, respectively, as compared with the same periods of the prior year.   The impact of unfavorable foreign currency translation from international operations reduced gross profit by $3.4 million and $1.5 million, respectively, as compared with the quarter and nine months ended January 31, 2008.

The lower gross profit for the third quarter of fiscal 2009 was primarily from lower volume that negatively impacted gross profit by approximately $11.6 million.  Incremental gross profit from the acquisitions and cost savings measures, including workforce reductions and manufacturing shut-downs partially offset these declines.  Purchase accounting adjustments that required inventory acquired to be recorded at fair value upon acquisition reduced gross margins from normalized levels by $1.0 million for the quarter ended January 31, 2009.  Severance costs from the workforce reduction actions negatively impacted gross profit by $0.4 million for the quarter ended January 31, 2009.

For the nine months ended January 31, 2009, lower volume negatively impacted gross profit by $16.0 million and an unfavorable product mix reflecting lower software sales negatively impacted gross profit by $2.8 million.  Incremental gross profit from the recent acquisitions and cost savings initiatives that included workforce reductions partially offset the lower gross profit as compared with the prior year.  Severance costs included in cost of sales were approximately $0.7 million for the nine months ended January 31, 2009.

The Company's gross profit margin improved 1.0 percentage point and declined 1.0 percentage point for the quarter and nine months ended January 31, 2009, respectively, as compared with the same periods of the prior year.  The higher gross profit margin for the fiscal quarter ended January 31, 2009 was primarily attributable to a favorable product mix including revenue from licensing certain patents, higher gross profit contribution from acquired businesses and the impact of the Company's cost control measures, which were partially offset by the severance charges.  The lower gross profit margin for the nine months ended January 31, 2009 was attributable to the impact of lower sales volume on the Company's fixed manufacturing costs, higher contribution of revenue from the Company's Spandex business unit, which is an international distribution business and realizes lower gross margins than the Company's manufacturing businesses, lower contribution from software revenue and the negative impact of severance expenses.

The Company continues to focus on cost reduction strategies within its manufacturing operations, including lean manufacturing and quality initiatives.  Additionally, the Company's targeted workforce reductions and cost controls are expected to result in an improved cost structure.  The Company believes that these programs should contribute to enhanced gross margin profitability.  The Company expects that the two acquisitions completed during the second quarter of fiscal 2009 will also contribute to improved gross profit and gross profit margins.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2009	2008	Percent Change	2009		2008		Percent Change
Selling, general and administrative expenses	$30,193	$30,691	(1.6%)	$96,295	(1)	$99,022	(1)	(2.8%)
Percentage of revenue	25.1%	20.2%		22.3%		21.2%
(1)
Gains of $0.6 million on sales of operating assets are included in SG&A for the nine months ended January 31, 2009 and gains of $1.0 million on sales of operating assets are included in SG&A for the nine months ended January 31, 2008.

Selling, general and administrative ("SG&A") expenses decreased $0.5 million for the quarter ended January 31, 2009 as compared with the quarter ended January 31, 2008, primarily as the result of the favorable impact of foreign currency translation of approximately $2.6 million and the impact of cost savings measures that included a reduced workforce.  Partially offsetting these benefits, SG&A included incremental expenses of $3.3 million from recent acquisitions.  Also included in SG&A expenses for the fiscal quarter ended January 31, 2009 was an offsetting benefit of $0.9 million for the reversal of a previously established leased facility restructuring reserve.  The Company did not record any incentive compensation expense for the quarter ended January 31, 2009 as compared with a benefit from the reversal of incentive compensation accrual of $1.4 million for the quarter ended January 31, 2008.  The Company further reduced its workforce during the quarter ended January 31, 2009 and incurred incremental severance costs of approximately $0.8 million in SG&A as compared with the quarter ended January 31, 2008.  The Company expects to realize continued cost savings for the remainder of fiscal 2009 and thereafter as a result of these actions.  SG&A for the quarter ended January 31, 2009 included approximately $0.7 million in higher self-insurance expenses, primarily related to medical insurance costs, as compared with the quarter ended January 31, 2008.  The Company anticipates that its self-insurance medical expenses for the remainder of fiscal 2009 will continue to be moderately higher than the previous year.

SG&A expenses decreased $2.7 million for the nine months ended January 31, 2009 and were favorably impacted by foreign currency translation of $0.8 million as compared with the same period of the prior year.  The remaining decrease reflected cost savings from the fiscal 2009 workforce reduction and other related cost reduction actions that included the decision to utilize a previously vacated leased facility, which resulted in an expense reduction of $0.9 million for the reversal of a previously established restructuring reserve.  The Company also incurred lower selling expenses in the nine months ended January 31, 2009 as compared with the prior year, which was primarily attributable to lower sales volume and controlled discretionary spending.  SG&A expenses for the nine months ended January 31, 2009 included a $0.6 million gain on the sale of property within the Ophthalmic Lens Processing segment.  Incremental SG&A from the recent acquisitions of $3.9 million, higher medical and other self-insurance costs of $1.4 million and higher defined benefit pension plan expenses of $0.8 million partially offset these lower costs for the nine months ended January 31, 2009 as compared with the prior year.  The Company did not record incentive compensation expense for the nine months ended January 31, 2009, as performance objectives were not achieved.  SG&A expenses included $0.9 million in incentive compensation expense for the nine months ended January 31, 2008 and $0.9 million in professional fees related to the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48").  SG&A expenses for the nine months ended January 31, 2008 included a gain of $1.0 million on the sale of assets within the Ophthalmic Lens Processing segment.

Research and Development

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Research and development	$5,329	$6,466	(17.6%)	$17,331	$19,483	(11.0%)
Percentage of revenue	4.4%	4.3%		4.0%	4.2%

Research and development expenses in both the third quarter and first nine months of fiscal 2009 were lower than the same periods of fiscal 2008, primarily related to significant investment in development activities associated with the Solara ion and the Advanced Lens Processing System in the prior fiscal year.  These products were launched at the beginning of fiscal 2009.  The Company anticipates that these costs will continue at the third quarter fiscal 2009 levels for the remainder of the fiscal year.  Lower research and development costs in fiscal 2009 also reflected the benefit of recent workforce reductions.

Other Income (Expense), net

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Other income (expense), net	$(2,993)	$(435)	$(4,058)	$(1,046)

Other income (expense), net primarily includes interest income, bank fees and foreign currency transaction gains and losses.  During the fiscal quarter and nine months ended January 31, 2009, the Company realized a $2.3 million non-cash charge related to the recording of an other-than-temporary impairment of an available for sale investment.  Though the Company anticipates that this security will recover its value over time, the duration of the loss and the inability to predict when the United States stock markets will recover resulted in the Company determining that this investment was other-than-temporarily impaired as of January 31, 2009.  This security also yielded lower dividend income in the nine months ended January 31, 2009 as compared with the nine months ended January 31, 2008.

Interest Expense

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Interest expense	$877	$1,388	(36.8%)	$2,354	$3,460	(32.0%)
Weighted-average credit facility interest rate	4.6%	9.2%		5.1%	9.5%

Interest expense decreased in both the third quarter and first nine months of fiscal 2009 as compared with fiscal 2008 as a result of more favorable interest rates, offset by higher average borrowings under the Company's credit facility.  The Company's credit facility borrowings as of January 31, 2009 increased $33.0 million from April 30, 2008.  This increase was primarily a result of borrowings used to fund the Virtek and Gamma acquisitions and related transaction costs.  The Company executed an amendment to its existing credit facility subsequent to January 31, 2009.  This amendment contains a higher interest rate structure and therefore the Company anticipates that the weighted-average interest rate on borrowings under its credit facility will increase in the fourth quarter of fiscal 2009 and thereafter.  Additionally, as a result of the new amendment, the Company anticipates that it will write-off approximately $0.3 million of unamortized deferred financing costs associated with the existing credit facility in the fourth quarter of fiscal 2009.

Interest expense for the fiscal quarter and nine months ended January 31, 2008 included a loss of $0.3 million associated with the early extinguishment of debt, related to the write-off of unamortized deferred financing costs.

Income Tax Expense

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
	2009	2008	2009	2008
Effective tax rate	42.4%	31.5%	(306.0%)	31.7%

For the third quarter of fiscal 2009, the Company’s effective tax rate differed from the statutory rate primarily as a result of adjustments to tax contingency reserves. During the second quarter of fiscal 2009, the Company finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  As a result, it is more likely than not that the tax benefits from these carryforwards will be realized and the Company reversed approximately $3.4 million of a valuation reserve against French loss carryforwards of the merged entity.  The Company's effective tax rate would have been 1.7 percent for the nine months ended January 31, 2009, excluding the non-recurring tax benefit from the merger of the French subsidiaries, as compared with the statutory rate of 35.0 percent.  The primary reasons for the 1.7 percent effective tax rate being below the statutory rate of 35.0 percent were adjustments to tax contingencies and the effects of international rate differences.

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

SEGMENT REVIEW

The Company is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.  The Company conducts business through three principal operating segments.  These operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Revenue:
GSP	$18,512	$23,237	$70,729	$75,018
Spandex	46,190	60,758	180,532	185,612
Segment revenue	$64,702	$83,995	$251,261	$260,630

Operating income:
GSP	$389	$(502)	$(234)	$(71)
Spandex	516	2,589	6,432	6,610
Segment operating income	$905	$2,087	$6,198	$6,539

Segment revenue decreased $19.3 million, or 23.0 percent, for the third quarter of fiscal 2009 as compared with the same period in the prior year.  Foreign currency translation negatively impacted revenue by approximately $9.2 million as compared with the prior year, which was comprised of $1.5 million related to GSP and $7.7 million related to Spandex.  On a business unit basis, and excluding the impact of foreign currency translation, GSP's revenue decreased $3.2 million and Spandex's revenue decreased $6.9 million during the third quarter of fiscal 2009 as compared with the same prior year period.  Equipment and aftermarket sales were lower for the quarter ended January 31, 2009, which the Company believes was as a result of slower economies in Europe and North America as compared with the quarter ended January 31, 2008.  The weakened macro economic conditions within Europe became more pronounced late in the third quarter of fiscal 2009, which negatively impacted Spandex's revenue base.  The Company believes that customers are delaying making equipment purchases until the economy stabilizes.  Additionally, as a result of a constrained global credit market, some customers are experiencing difficulties in securing financing for their purchases.  Partially offsetting the impacts of this difficult economy included in the quarter ended January 31, 2009 were incremental revenue from the recently launched Solara ion and related inks of $3.7 million and incremental revenue of $0.5 million from the licensing of certain patented technology.

Segment revenue decreased $9.4 million, or 3.6 percent, for the nine months ended January 31, 2009 as compared with the same period of the prior year.  The impact of foreign currency translation reduced reported revenue by $1.8 million as compared with the nine months ended January 31, 2008 primarily for GSP.  Excluding the effects of foreign currency translation, GSP's revenue decreased $2.6 million and Spandex's revenue decreased $5.1 million as compared with the same prior year period.  The Company believes that the challenging economic conditions hampered demand, particularly reflected in the aftermarket business.  Partially offsetting the adverse global macro economic conditions were sales of the Solara ion and related inks, which contributed incremental revenue of $14.5 million for the nine months ended January 31, 2009.

Segment operating income declined $1.2 million and $0.3 million for the third quarter and first nine months of fiscal 2009, respectively, as compared with the same prior year periods.  The decline reflected the reduction in overall revenue and related gross profit impact on operating income as well as $1.2 million less in supplier volume rebates earned by Spandex as compared with the same period in the prior year.  The Company's cost control measures and reduced R&D spending partially mitigated the lower gross profit.  R&D costs were higher in fiscal 2008 as the Company was preparing to launch the Solara ion.  GSP's operating income for the quarter and first nine months of fiscal 2009 included a $0.9 million non-cash benefit attributable to management's decision to utilize a leased facility that was previously vacated and accounted for much of GSP's improved operating income for the quarter ended January 31, 2009.  The decline in Spandex's operating income from the nine months ended January 31, 2008 reflected the $1.2 million decrease in supplier volume rebates and higher severance costs, which were primarily offset by cost savings including lower compensation costs.  The Company anticipates that Spandex will earn similar supplier volume rebates to last year during the fourth quarter of fiscal 2009 and will recognize the benefit of the rebates as reductions in its cost of sales at the time Spandex qualifies for the rebates.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Revenue	$43,009	$52,146	$137,890	$153,065
Segment operating income	$2,691	$5,645	$11,340	$19,129

Segment revenue decreased $9.1 million, or 17.5 percent, for the third quarter of fiscal 2009 as compared with the same period in the prior year and decreased $15.2 million, or 9.9 percent, for the nine months ended January 31, 2009 as compared with the same period in the prior year.  Foreign currency translation negatively impacted segment revenue by $1.6 million for the third quarter of fiscal 2009.  The impact of foreign currency translation for the nine months ended January 31, 2009 benefited revenue by $0.3 million as compared with the nine months ended January 31, 2008.

The Company believes that the decline in revenue for both periods was caused by macro global economic factors that resulted in delayed customer demand and restricted customers from obtaining financing.  Incremental revenue of $11.9 million and $14.4 million for the quarter and nine months ended January 31, 2009, respectively, from the recent acquisitions of Virtek and Gamma partially offset the impact of adverse economic conditions.  Segment revenue from China for the quarter ended January 31, 2009 decreased to $4.3 million, down $3.8 million from the quarter ended January 31, 2008.  For the nine months ended January 31, 2009, segment revenue from China decreased $8.7 million from the same period last year to $15.0 million.  China apparel manufacturers have been hit hard by the global recession and appear to have slowed investments in capital equipment.

Segment operating income decreased $3.0 million for the third quarter of fiscal 2009 as compared with the third quarter of fiscal 2008 and decreased $7.8 million for the first nine months of fiscal 2009 as compared with the same period of fiscal 2008.  Lower software and equipment sales for both of the fiscal 2009 periods as compared with the prior year periods reduced gross profit and resulted in a corresponding decrease in operating profit.  A focused effort on cost control measures that included a reduced workforce helped to mitigate the lower gross profit for both comparable periods.  The Company has also initiated certain profit improvement actions related to the acquired Virtek business, which include consolidating certain production facilities and a reduction in the size of the workforce.  The expected cost of these plans was accrued as part of the goodwill allocation in accordance with purchase accounting and the lower cost structure should benefit the segment's future operating income.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Revenue	$12,386	$15,825	$43,562	$52,654
Segment operating income	$737	$(340)	$2,625	$3,039

Segment revenue decreased $3.4 million, or 21.7 percent, from the prior year third quarter and decreased $9.1 million, or 17.3 percent, for the nine months ended January 31, 2009 as compared with the same period in the prior year.  Unfavorable foreign currency translation of $0.8 million and $0.6 million negatively impacted revenue for the third quarter and nine months ended January 31, 2009, respectively, as compared with the same prior year periods.  The ophthalmic markets have been impacted by the weakened economy and difficult credit markets, which were believed to have resulted in lower equipment and aftermarket revenue.

Despite the impact of the economic downturn on this business and the corresponding effects of lower sales volume on gross profit, a focused effort during fiscal 2009 on cost control measures resulted in $1.1 million increase in segment operating income for the fiscal quarter ended January 31, 2009.  These actions included lower compensation costs and lower R&D costs in comparison to the same prior year periods as fiscal 2008.  Prior period R&D expenses included significant new product development costs for the Advanced Lens Processing System, which was launched in fiscal 2009.  Segment operating income for the nine months ended January 31, 2009 included a $0.6 million gain from the sale of an Australian facility and the nine months ended January 31, 2008 included a $1.0 million gain from the sale of certain assets.  Segment operating income for the nine months ended January 31, 2009 as compared with the nine months ended January 31, 2008 was essentially unchanged excluding these gains, reflecting the positive impact of cost control measures on a lower fiscal 2009 revenue base.

Corporate Expenses

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2009	2008	2009	2008
Operating expenses	$4,336	$1,096	$12,632	$11,902

Corporate operating expenses increased $3.2 million in the third quarter of fiscal 2009 as compared with the third quarter of fiscal 2008 and $0.7 million for the nine months ended January 31, 2009 as compared with the same period in fiscal 2008.  Operating expenses for the fiscal quarter and nine months ended January 31, 2009 included higher self insurance costs of $0.7 million and $1.4 million, respectively, and higher defined pension benefit costs of $0.3 million and $0.8 million, respectively.  Corporate operating expenses for the quarter and nine months ended January 31, 2008 included the benefit of lowering incentive compensation costs by $2.2 million and $1.6 million, respectively.  Prior year corporate operating expenses were adversely impacted for the nine months ended January 31, 2008 by $0.9 million related to professional fees for external assistance associated with the adoption of FIN 48 and severance costs of $1.5 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash resources, both in the short- and long-term, are expected to fund operating and capital expenditures, new product development, pension plan contributions and debt service obligations.  The primary sources of liquidity are internally generated cash flows from operations and available borrowings under the Company's credit facility.  The sources of liquidity are subject to all of the risks of the Company's business and could be adversely affected by, among other factors, a decrease in demand for the Company's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to the Company's availability of funds.  Distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities across most global companies.  The Company performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to the Company's operations as of January 31, 2009. Though the

Company has not experienced changes in credit availability, nor does it anticipate such changes, the Company has experienced lower equipment sales.  The Company has taken strategic measures to control selling, general and administrative costs in order to offset in part the impact of current and expected revenue reductions on its results of operations and cash flows from operations.  Although the duration and extent of future market turmoil cannot be predicted, the Company does not expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations for the remainder of fiscal 2009.

The Company believes that its cash on hand, cash flows from operations and borrowings expected to be available under the Company's revolving credit facility will enable the Company to meet its ongoing cash requirements for at least the next 12 months.  As of January 31, 2009, the Company had approximately $19.7 million available for borrowing under its revolving credit facility, based on its financial covenants.

The following table provides information about the Company's capitalization as of the dates indicated:

In thousands, except ratio amounts	January 31, 2009	April 30, 2008
Cash and cash equivalents	$10,940	$13,892
Working capital	$92,060	$106,005
Total debt	$75,000	$42,000
Net debt (total debt less cash and cash equivalents)	$64,060	$28,108
Shareholders' equity	$146,762	$169,563
Total capital (net debt plus shareholders' equity)	$210,822	$197,671
Current ratio	1.98:1	1.89:1
Net debt-to-total capital ratio	30.4%	14.2%

Cash Flows

The following table provides information about the Company's cash flows as of the dates indicated:

	For the Nine Months Ended January 31,
In thousands	2009	2008
Cash flows provided by (used for) operating activities	$6,318	$(1,368)
Cash flows used for investing activities	$(38,559)	$(11,331)
Cash flows provided by financing activities	$32,628	$16,057

The Company generated $6.3 million of cash from operating activities for the nine months ended January 31, 2009 primarily from operating earnings.  Accounts receivable collections were offset by increased payments to vendors, additional investments in inventory and payments of fiscal 2008 incentive compensation.  For the nine months ended January 31, 2008, the Company used cash flows from operating activities primarily for working capital needs, including payments of accounts payable and other accrued liabilities.

The Company used $38.6 million of cash for investing activities primarily for the Virtek business acquisition, which required a net cash outflow of approximately $28.5 million, including transaction costs of $3.4 million and excluding acquired cash of $4.1 million.  The Gamma business acquisition required a cash outflow of approximately $5.7 million, including transaction costs of $0.8 million and excluding acquired cash of $0.3 million.  The Company also invested $6.5 million in capital projects for the nine months ended January 31, 2009.  Capital expenditures are expected to be approximately $7.0 million to $8.0 million in fiscal 2009.  Partially offsetting these cash outflows, the Company collected $2.6 million related to the sale of a Corporate land parcel in fiscal 2008, the sale of a facility in the Ophthalmic Lens Processing segment in fiscal 2009 and proceeds from a note receivable for certain assets sold within the Ophthalmic Lens Processing segment in fiscal 2008.  The use of cash for investing activities of $11.3 million in the first nine months of fiscal 2008 was primarily attributable to the purchase of Data Technology for $4.7 million, net of cash acquired, and capital expenditures of $6.4 million, partially offset by proceeds from the sale of certain assets within the Ophthalmic Lens Processing segment during the first nine months of fiscal 2008.

Borrowings under the Company's credit facility and stock option exercises are the primary sources of cash flows provided by financing activities.  Net credit facility borrowings increased $33.0 million during the nine months ended January 31, 2009, primarily to fund the Virtek and Gamma acquisitions and related transaction costs.  The

Company realized $0.9 million in cash from stock option exercises during the first nine months of fiscal 2009.  Net credit facility borrowings during the nine months ended January 31, 2008 were primarily to fund the acquisition of Data Technology and working capital requirements.  Additionally, the Company repaid certain outstanding Data Technology debt.  The Company realized $1.4 million in cash from stock option exercises during the first nine months of fiscal 2008.

Financial Condition

At January 31, 2009, the United States dollar strengthened against the euro, the pound sterling and the Canadian and Australian dollars as compared with April 30, 2008.  The most significant portion of the Company's international assets and liabilities are denominated in the euro.  The Company's Condensed Consolidated Balance Sheet as of January 31, 2009 reflected acquired assets and liabilities associated with the Virtek and Gamma acquisitions, as compared with April 30, 2008.

Net accounts receivable decreased to $83.3 million as of January 31, 2009 from $120.8 million as of April 30, 2008.  The decrease was primarily attributable to the timing of collection of accounts receivable related to fiscal 2008 fourth quarter shipments, coupled with the impact of lower revenue in fiscal 2009 and foreign currency translation.  Partially offsetting the decrease was the addition of acquired accounts receivable from the acquisitions.  Days sales outstanding in ending accounts receivable were 62 days as of January 31, 2009 as compared with 63 days as of April 30, 2008.  Although the Company has not experienced any significant losses or defaults from its outstanding receivables, the Company continues to closely monitor this risk given the current macro economic conditions.

Inventories increased to $79.3 million as of January 31, 2009 from $76.9 million as of April 30, 2008.  The inventory increase was primarily caused by the impact of the acquisitions.  The impact of foreign currency translation partially offset the increase.  Inventory turnover decreased to 4.2 times annually as of January 31, 2009 from 6.4 times annually as of April 30, 2008, as a result of the increase in inventories and lower sales volume.

The increase in goodwill was associated with the Virtek and Gamma acquisitions, partially offset by the impact of foreign currency translation.

Accounts payable and other accrued liabilities decreased to $80.1 million as of January 31, 2009 from $102.6 million as of April 30, 2008, primarily due to the timing of payments to the Company's vendors, payments of fiscal 2008 incentive compensation and the impact of foreign currency translation.  The acquired liabilities from Virtek and Gamma partially offset the decrease.  Days purchases outstanding in accounts payable increased to 43 days as of January 31, 2009 from 38 days as of April 30, 2008, as the Company has been placing a strong focus on managing its payment commitments.

Deferred revenue decreased to $13.7 million from $16.4 million as a result of providing the required services during fiscal 2009, coupled with a decrease in new service agreements in the current period, as well as the impact of foreign currency translation.  The acquired deferred revenue from Virtek partially offset the decrease.

Accrued pension benefit liability decreased to $25.2 million as of January 31, 2009 from $28.5 million as of April 30, 2008.  The reduction is primarily related to defined benefit plan contributions of $5.3 million, partially offset by an increase in the defined benefit plan liabilities for fiscal 2009 expenses incurred.

Long-term Debt

On March 4, 2009, the Company amended its credit agreement to its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  At the request of the Company, the amendment reduced the borrowing capacity to $100.0 million from $125.0 million.  The reduction in the size of the facility was to minimize commitment fees on unneeded borrowing capacity.  However, to allow for some flexibility, the amendment increased the amount by which the Company could increase its borrowing capacity to $50.0 million from $25.0 million, subject to compliance with specified conditions.  The amendment changed the maturity date from January 31, 2013 to January 31, 2012.  The Company can borrow under its credit facility at the defined Applicable Base Rate ("ABR") or the LIBOR, plus a specified margin.

The specified margins and commitment fees increased under the amendment, based on the Company's ratio of Total Funded Debt to Consolidated EBITDA, as illustrated in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin(basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

As of January 31, 2009, the Company was in compliance with its financial covenants.  Financial covenants were modified under the amendment.  The ratio of Total Funded Debt to Consolidated EBITDA was changed from 3.0 times to 3.75 times beginning with the quarter ending April 30, 2009 through the quarter ending October 31, 2009, and then reducing to 3.25 times for the quarter ending January 31, 2010 through the quarter ending April 30, 2010 and back to 3.0 times for the quarter ending July 31, 2010 and thereafter.  The ratio of Consolidated EBIT to Consolidated Interest Expense was modified from 3.0 times to 2.75 times for the quarter ending April 30, 2009,  2.25 times for the quarter ending July 31, 2009,  2.0 times for the quarter ending October 31, 2009,  2.25 times for the quarter ending January 31, 2010,  2.75 times for the quarter ending April 30, 2010 and back to 3.0 times for the quarter ending July 31, 2010 and thereafter.  The maximum capital expenditures covenant was reduced from $15.0 million per fiscal year to $10.0 million.  In addition, the amendment introduced a minimum asset coverage covenant that requires the Company to maintain a 1:1 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55.0 percent of consolidated net accounts receivable plus 25.0 percent of consolidated inventories and $20.0 million for consolidated fixed assets.

In connection with the relaxation of these financial covenants, the amendment modified the definition of EBITDA to allow for exclusion of certain gains and expenses, including other-than-temporary impairment asset charges and non-cash stock compensation, as well as non-recurring fees and expenses associated with the amendment, among other items.  The amendment fee and other related costs are expected to be approximately $1.3 million to $1.7 million.

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

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

The Company financed the Virtek and Gamma acquisitions and related transaction costs through borrowings under its revolving credit facility during the second quarter ended October 31, 2008.  There were no other material changes to the Company's cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2008.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  The Company described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008. There were no significant changes to the Company's critical accounting estimates during the third quarter and nine months ended January 31, 2009 from those previously disclosed in the Company's Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for the Company during the third quarter and nine months ended January 31, 2009 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2009.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber Scientific's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in the Company's risk factors during the third quarter of fiscal 2009 from those disclosed under Item 1A. "Risk Factors," presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchases of its common stock during the quarter ended January 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
November 1, 2008 – November 30, 2008	---	---	Not applicable	Not applicable
December 1, 2008 – December 31, 2008 (1)	3,440	$2.05	Not applicable	Not applicable
January 1, 2009 – January 31, 2009 (1)	471	5.11	Not applicable	Not applicable
	3,911	$2.42	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company's stock incentive plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

ITEM 5.  OTHER INFORMATION

On March 4, 2009, the Company amended the agreement governing its credit facility among the Company, certain subsidiaries of the Company, JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank as documentation agent, Citizens Bank of Massachusetts as administrative agent, and RBS Greenwich Capital as sole lead arranger.  At the request of the Company, the amendment reduced the borrowing capacity to $100.0 million from $125.0 million.  The reduction in the size of the facility was to minimize commitment fees on unneeded borrowing capacity.  However, to allow for some flexibility, the amendment increased the amount by which the Company could increase its borrowing capacity to $50.0 million from $25.0 million, subject to compliance with specified conditions.  The amendment changed the maturity date from January 31, 2013 to January 31, 2012.  The Company can borrow under its credit facility at the defined Applicable Base Rate ("ABR") or the LIBOR, plus a specified margin.

The specified margins and commitment fees increased under the amendment, based on the Company's ratio of Total Funded Debt to Consolidated EBITDA, as illustrated in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin(basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

As of January 31, 2009, the Company was in compliance with its financial covenants.  Financial covenants were modified under the amendment.  The ratio of Total Funded Debt to Consolidated EBITDA was changed from 3.0 times to 3.75 times beginning with the quarter ending April 30, 2009 through the quarter ending October 31, 2009, and then reducing to 3.25 times for the quarter ending January 31, 2010 through the quarter ending April 30, 2010 and back to 3.0 times for the quarter ending July 31, 2010 and thereafter.  The ratio of Consolidated EBIT to Consolidated Interest Expense was modified from 3.0 times to 2.75 times for the quarter ending April 30, 2009,  2.25 times for the quarter ending July 31, 2009,  2.0 times for the quarter ending October 31, 2009,  2.25 times for the quarter ending January 31, 2010,  2.75 times for the quarter ending April 30, 2010 and back to 3.0 times for the quarter ending July 31, 2010 and thereafter.  The maximum capital expenditures covenant was reduced from $15.0 million per fiscal year to $10.0 million.  In addition, the amendment introduced a minimum asset coverage covenant that requires the Company to maintain a 1:1 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55.0 percent of consolidated net accounts receivable plus 25.0 percent of consolidated inventories and $20.0 million for consolidated fixed assets.

In connection with the relaxation of these financial covenants, the amendment modified the definition of EBITDA to allow for exclusion of certain gains and expenses, including other-than-temporary impairment asset charges and non-cash stock compensation, as well as non-recurring fees and expenses associated with the amendment, among other items.  The amendment fee and other related costs are expected to be approximately $1.3 million to $1.7 million.

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

GERBER SCIENTIFIC, INC.
March 9, 2009	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.