Form 10-K
period 2009-04-30
GERBER SCIENTIFIC INC
filed 2009-07-07
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
                       ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act.) Yes ☐ No ☑
The aggregate market value of Gerber Scientific, Inc. common stock held by non-affiliates as of October 31, 2008, which was the last business day of the registrant's most recently completed second quarter, based on the reported closing price of the common stock on the New York Stock Exchange on such date, was approximately $111,643,198.

24,608,644 shares of common stock of the registrant were outstanding as of June 30, 2009, exclusive of treasury shares.
Documents incorporated by reference: None

GERBER SCIENTIFIC, INC. Index to Annual Report on Form 10-K Fiscal Year Ended April 30, 2009
PART I		PAGE

Item 1.	Business	4-15
Item 1A.	Risk Factors	15-22
Item 1B.	Unresolved Staff Comments	22
Item 2	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
	Executive Officers of the Registrant	24

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25-27
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-45
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	46-47

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	48-49
Item 11.	Executive Compensation	50-71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71-74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	75
Item 14.	Principal Accounting Fees and Services	75-76

PART IV

Item 15.	Exhibits, Financial Statement Schedules	77-112

Signatures		113

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of Gerber Scientific, Inc., based on assumptions currently believed to be reasonable.  Forward-looking statements in this Annual Report on Form 10-K can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties that could cause actual results to differ from expectations are set forth in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.  We cannot assure that the results of operations, financial condition or cash flows will not be adversely affected by one or more of these factors.  Gerber Scientific, Inc. does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the company.

PART I

Unless indicated, or unless the context otherwise requires, references in this report to "Gerber" mean Gerber Scientific, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

Overview

Gerber Scientific, Inc., through its subsidiaries, develops, manufactures, distributes and services capital equipment and software in three industries worldwide.  Of its total revenue of $552.8 million for fiscal 2009, Gerber generated $320.7 million in sales of printing equipment, software and related supplies to customers in the sign making and specialty graphics industry; $174.6 million in sales of sophisticated design and cutting equipment and software to customers in the apparel and flexible materials industry; and $57.5 million in sales of processing equipment, software and related supplies to customers in the ophthalmic lens processing industry.  Gerber operates manufacturing facilities in the United States, Canada, the United Kingdom, Denmark, Germany and China and maintains sales, distribution and service operations in over 25 countries.  To maximize its geographic sales coverage, Gerber markets its products through both a direct sales force and independent sales agents located throughout all of the company's domestic and international markets.  Revenue from international sales, including United States export sales, represented approximately 68 percent of total revenue for fiscal 2009.  As of April 30, 2009, Gerber had approximately 2,180 employees, of whom approximately two-thirds were based outside of the United States.

Gerber's sales strategy emphasizes new product development and expansion into new geographic markets.  Significant product launches by Gerber's three businesses in the past two fiscal years have included Gerber Scientific Product's Solara ion™ wide-format ultraviolet inkjet printer, Gerber Technology's GERBERcutter® XLc7000 apparel cutting system, and Gerber Coburn's Advanced Lens Processing System.  Gerber's product development process focuses on platform development that enables the company to leverage its product innovations with product extensions and add-ons.  Gerber's long-term growth strategy features geographic expansion in Asian markets, particularly in China, and the addition of markets throughout Europe.

Gerber pursues a number of initiatives intended to improve its operating efficiency and gross profit margins.  The focus of this effort is the implementation of lean manufacturing principles aimed at increasing Gerber's profit margins, including strengthening manufacturing policies and procedures, consolidating and improving supplier relationships, improving inventory methods and reducing inventory, seeking low-cost sourcing opportunities for key parts and components used in the company's newer products, and increasing the company's offerings of higher-margin value-added products.

To supplement its internal growth, Gerber follows a targeted acquisition strategy that focuses on "bolt-on" acquisition candidates that management expects will contribute to the growth of Gerber's core businesses, increase earnings per share, and generate positive cash flow in the first year of acquisition.  In the past two fiscal years, in accordance with this strategy, Gerber has acquired Data Technology, Inc., a manufacturer of automated cutting hardware for the packaging and graphics industries, Gamma Computer Tech Co., Ltd, a China-based manufacturer of equipment for apparel and flexible materials markets, and Virtek Vision International, Inc., a company located primarily in Canada and Germany that manufactures precision laser-based templating, inspection, marking and engraving solutions for industrial material operations.

Gerber Scientific, Inc. was incorporated in Connecticut in 1948.  Gerber's principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074, and its main telephone number at that address is (860) 644-1551.

Segment Information

The table below presents information about Gerber's three operating segments:

		For the fiscal year ended April 30, 2009
Operating Segment	Principal Business Unit(s)	Revenue (in millions)	Percent of Revenue
Sign Making and Specialty Graphics	Gerber Scientific Products and Spandex	$320.7	58%
Apparel and Flexible Materials	Gerber Technology	174.6	32%
Ophthalmic Lens Processing	Gerber Coburn	57.5	10%
		$552.8	100%

For additional financial information about Gerber's operating segments and geographic areas, refer to Note 17 of the Notes to Consolidated Financial Statements set forth in Part IV, Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K, which is incorporated herein by reference.  Certain risks, affecting Gerber's business, including risks associated with Gerber's international operations, are discussed in Item 1A. "Risk Factors."  The following business descriptions provide information about Gerber's segments, principal products and services.

SIGN MAKING AND SPECIALTY GRAPHICS

The Sign Making and Specialty Graphics operating segment includes the Gerber Scientific Products, or "GSP," and the Spandex operating units.  These units market printing equipment, software and aftermarket supplies principally to sign makers, screen printers, exhibit and display houses, quick printers and award and trophy producers, as well as to the die making, short run and sample making segments of the packaging industry.

Gerber Scientific Products

Headquartered in Connecticut, GSP is a provider of computerized sign making and graphic design equipment, packaging equipment, software, aftermarket supplies and related services.  GSP's printers, plotters and routers are used to produce indoor and outdoor durable signs.  These products, which are integrated through GSP's Matched Technology System™, include computer aided design, or "CAD," and computer aided manufacturing, or "CAM," cutting systems used to produce samples and die boards and to convert short run production for packaging companies in the corrugated and folding carton industries. GSP's target market includes small to medium-sized sign printing shops with annual revenues ranging from $1 million to $3 million, printing chains such as FedEx Kinko's, FASTSIGNS and Signs Now, graphic arts professionals, major corporations and government agencies.

GSP Equipment, Software and Aftermarket Supplies

Digital Imaging Equipment – Inkjet and Thermal Printing Solutions

The digital imaging markets continue to evolve as a result of rapid technological advances.  In May 2008, GSP launched the GERBER Solara ion™, which represents GSP's latest offering in the wide-format ultraviolet, or "UV," inkjet printer marketplace.  This UV printer offers advanced performance in UV inkjet printing by using Gerber's patent pending Cold Fire Cure™ process and GerberCAT™ cationic ink.  The Cold Fire Cure process offers material compatibility and extends the life of curing lamps used in UV printing due to the lower energy output and heat generation.  GerberCAT cationic ink, which offers a matched print technology engine, enables printing on a wide array of both rigid and flexible substrates with high-quality adhesion, abrasion resistance and color output.  The flat-bed construction of the Solara ion allows precision printing quality otherwise available only with more expensive printers. The Solara ion printers are a key new product family for Gerber.  Of GSP's total sales in the last three fiscal years, sales of UV printing systems and related products used in printing represented 23 percent in fiscal 2009, 3 percent in fiscal 2008 and 10 percent in fiscal 2007.

While market demand for inkjet printers is outpacing that of thermal printers, Gerber still maintains a leadership position in the thermal imaging products line, and believes that there is a continuing role for thermal imaging printers due to their ease of use and the outdoor durability of the signs produced.  In addition, given the large base of thermal printers still in use today, demand for aftermarket supplies used in thermal printing, though declining, remains strong.  The GERBER EDGE® FX digital printing system is an easy-to-use solution for sign makers, screen printers and other graphic professionals seeking to quickly produce highly-customized short-run graphics.  The EDGE FX uses heat and pressure to infuse durable resin pigments to more than 30 different printing material substrates, produces graphics with high-quality images, and dries instantly, with no waste, odor, harmful emissions, or need for ventilation.  Of GSP's total sales in the last three fiscal years, sales of thermal imaging systems and related products used in printing represented 13 percent in fiscal 2009, 17 percent in fiscal 2008 and 21 percent in fiscal 2007.

Plotters and Routers

GSP's plotters are used to cut signs or graphic forms from vinyl substrates.  Routers are used to make 3-D cuts in other signage materials, such as wood or plastic.  GSP's plotter products include the enVision™ 375, which is a rugged tabletop sprocket-fed plotter designed for rigorous everyday use and a series of 24-, 48- and 62-inch plotters that employ Gerber P2C™, an optical positioning system that achieves high levels of accuracy.  The Gerber M Series is a cutting system designed for wide-format graphics that provides manufacturers of graphics, signs and other rigid and flexible printed media with versatile tools to cut, rout and crease a wide variety of substrates.

Packaging Systems

GSP's CAD and CAM cutting systems are used to produce samples and die boards and to convert short-run production for packaging companies in the corrugated and folding carton industries.  Products consist of sample making and digital die cutting systems, die tool production systems and rotary and flat rule die processing systems, which incorporate knife, laser and waterjet cutting technologies.

Software

GSP software is used to design signs and specialty graphics, as well as to manage printing and cutting processes.  Although GSP offers several proprietary software programs dependent upon customer needs, OMEGA™ 3.0 is GSP's most powerful design and production software and represents the most significant software product within this segment.

Aftermarket Supplies

GSP offers a wide range of aftermarket supplies such as color foils (which is the "ink" used in thermal printers), adhesive-backed vinyls, banner materials and inks for inkjet printers.  Cartridges include the GerberGauge™ marking system, a proprietary system that uses radio-frequency identification, or "RFID," technology to estimate the remaining foil length on cartridges to help prevent unexpected run-out, wasted foil and material, while improving workflow.  GSP also offers a variety of durable and flexible UV curable inks for inkjet products.

Distribution

GSP distributes its products, supplies and services globally through the Spandex distribution network, its Canadian distribution business and independent distributors and networks.  In the United States, GSP uses distributors that operate in 42 states.  None of GSP's external distributors individually accounted for sales representing more than 10 percent of Gerber's consolidated sales for fiscal 2009.

GSP has long-standing relationships with the majority of its distributors.  Historically, there has not been any material disruption in sales operations as the result of the termination of key distributors.  Gerber believes that the time needed to replace any GSP distributor generally would not exceed eight weeks.

Raw Materials

GSP obtains critical materials from three primary suppliers and original equipment manufacturers, or "OEMs."  GSP purchases cast vinyl from a supplier with which GSP has a long-standing relationship.  GSP purchases color foils for a wide range of industries from a leading European supplier of roll foils.  Thermal transfer print heads used in GSP's imaging systems are purchased from a Japanese supplier.  GSP does not currently have written supply agreements with these suppliers.  No other suppliers are considered significant.

Of its total revenue in the last three fiscal years, GSP derived 30 percent in fiscal 2009, 29 percent in fiscal 2008 and 36 percent in fiscal 2007 from United States shipments of cast vinyl.  GSP generated 13 percent of its total revenue from sales of thermal transfer foils in both fiscal 2009 and fiscal 2008 and 15 percent in fiscal 2007.  Sales of products incorporating thermal transfer print heads accounted for 3 percent of sales in fiscal 2009 and 5 percent of sales in both fiscal 2008 and fiscal 2007.

GSP has not experienced any significant delays in obtaining raw materials from any of its suppliers.  If any existing supplier relationships were terminated, GSP estimates that it could obtain adequate supplies of the applicable raw materials from new suppliers or through internal development within twelve months following the termination date, although some brand name marketing advantages would be difficult to replace.  In the near term, Gerber does not foresee any potential lack of availability of critical products from any particular source that would have a material adverse effect on its overall business.

Competition

GSP faces competition in almost all markets for its products, particularly with respect to the sale of inkjet products and aftermarket supplies.  GSP principally competes on the basis of the comprehensiveness of its product line, product quality and availability, service and pricing.  GSP believes it has a competitive advantage by offering its customers a complete start-to-finish system for digital design, printing and production products and comprehensive engineered solutions for durable vinyl-cutting, digital color printing and dimensional signage needs.

Spandex

Spandex is a leading trade supplier in its geographic markets to the sign making and specialty graphics industries, with a significant focus on the outdoor durable market segment.  Spandex specializes in the marketing, sales, distribution and support of digital printing, cutting and routing systems, related aftermarket supplies, and aluminum sign systems.  Headquartered in Belgium, Spandex represents many of the leading brands in the industry and serves approximately 25,000 customers in 16 countries within Europe, as well as in Australia and New Zealand.  Spandex also sells products in several other countries through a sub-distribution network.

Distribution Relationships

Spandex acts as a distributor, in some instances on an exclusive basis, for a number of different equipment and aftermarket suppliers.  These suppliers value the scope and capabilities of Spandex's sales and distribution network.  Several of these suppliers also employ direct sales forces, which can lead to competition with Spandex's product offerings.

Sourced Materials

Spandex purchases critical products from various suppliers, including GSP, and OEMs.  In some cases, Spandex uses only one source of supply for certain products.  Historically, Spandex has not experienced significant difficulties in obtaining timely deliveries of these products.  Increased demand or lack of availability for these products in the future could result in shipment delays that might adversely affect Spandex's business.  Spandex's management believes that, if required, it could develop alternative sources of supply for the products it sells.  In the near term, Spandex's management does not foresee any potential lack of availability of critical products from any particular source that would have a material adverse effect on its overall business.

Competition

As an international supplier, Spandex competes with both larger and smaller companies, depending on the country and market segment.  While Spandex is one of the largest international suppliers in the durable outdoor graphics marketplace, it competes in some geographic markets with companies that are considerably larger than Spandex, including PaperlinX Ltd, Antalis International and Océ N.V.  In addition, demand in recent years for digital wide format inkjet and aftermarket supplies has been increasing in the markets served by Spandex, which has led to increased competition from equipment suppliers and aftermarket distributors of these products.  Spandex competes on the basis of its market and technical knowledge, supplier relationships and supply chain infrastructure, and a wide array of products and support services.  Most of Spandex's customers are small sign shops that find appealing Spandex's ability to meet most of their product needs.  Spandex relies heavily on its ability to provide competitive product offerings from both GSP and strategic OEM providers.

APPAREL AND FLEXIBLE MATERIALS

The Apparel and Flexible Materials operating segment markets its products through the Gerber Technology, or "GT," business unit.  GT develops, manufactures, distributes and services sophisticated design and cutting equipment and software to over 20,500 customers in the apparel and flexible materials industry. GT’s products, which integrate product life cycle management, CAD and CAM equipment and software solutions, enhance its customers' manufacturing processes and efficiencies from design through production by reducing turnaround times, material waste and labor costs.  GT also provides laser projection systems for composite assembly, prefabricated construction, quality control systems and laser marking and engraving systems.  GT offers specialized solutions to manufacturers of sewn and flexible goods for a broad range of end markets, including apparel and retail, transportation interiors, upholstered furniture, aerospace composites and technical textiles.  Headquartered in Connecticut, GT maintains regional offices, agents or distributors in over 125 countries.  GT engineers, manufactures and distributes its products throughout the Americas, Europe and the Asia-Pacific region.

GT offers a comprehensive suite of products that can be used by its customers as integrated solutions throughout the design and manufacturing process, including:

•	conceptual design, advanced CAD pattern-making, and marking or nesting software;
•	pattern design digitizers and large format plotters;
•	CAM material spreading and single- and multi-ply cutting systems;
•
product lifecycle management, or "PLM," and product data management, or "PDM," software, which are enterprise-wide applications used by apparel brands and retailers for global management of product activities and which facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials designers, raw materials suppliers, makers of the materials and retailers;

•	precision laser-based templating, inspection, marking and engraving solutions;
•	aftermarket supplies, including spare parts and consumable materials; and
•	customer training, technical support and comprehensive maintenance and specialized support services.

GT's revenue by industry segment as a percentage of its total sales for fiscal 2009 is shown below.  The mid-year fiscal 2009 acquisitions resulted in a higher percentage of revenue derived from industrial and aerospace composites markets than in previous years.

Apparel and retail	57%
Industrial and aerospace composites	27%
Transportation interiors	10%
Furniture	6%

GT's customers include market leaders in each of its four key industry segments.  None of GT's customers accounted for more than 10 percent of GT's sales for fiscal 2009.

The migration of apparel manufacturing to lower labor cost areas has displaced some opportunities for GT equipment sales in North America and Europe.  These markets, however, continue to represent a significant recurring revenue source for GT due to the large installed base of GT's products, which require service, software subscriptions and aftermarket supplies.  GT also continues to experience demand from North America and Europe for apparel design and development PLM and PDM software and GT's industrial (non-apparel) software and hardware solutions, including its technical textile, composite material and leather cutting systems.  GT believes that the migration of flexible materials manufacturing to lower labor cost areas and the emergence of new market and supply-chain trends within the apparel industry provide GT with continuing growth opportunities.  To capitalize on these trends, GT has developed a sales and service network in Asia, including 25 sales and service centers in China as of April 30, 2009.  GT expects to derive much of its future revenue growth from sales to markets in Asia, particularly China, India and Vietnam.  China is GT's fastest growing market and the world's largest apparel-producing nation.  Sales within greater China accounted for $18.5 million of GT's fiscal 2009 revenue and $30.5 million of GT's fiscal 2008 revenue.  Gerber believes that the decline in fiscal 2009 revenue within greater China was attributable to economic factors, as China apparel manufacturers were significantly impacted by the global recession and appear to have slowed capital equipment investments, and is not indicative of a change in GT's market share.

During September 2008, Gerber acquired Gamma Computer Tech Co., Ltd., or "Gamma," in China for a purchase price of approximately $5.1 million.  Gamma is a manufacturer of equipment for the apparel and flexible materials markets.  This acquisition is expected to expand the Apparel and Flexible Materials segment position within China and facilitate lower cost manufacturing of selected products for the apparel production segment.

During October 2008, Gerber acquired Virtek Vision International, Inc., or "Virtek," for a purchase price of approximately $29.0 million.  Virtek is a manufacturer of precision laser-based templating, inspection, marking and engraving solutions for industrial material with operations located primarily in Canada and Germany.  Virtek serves customers in the prefabricated construction, transportation, metalworking, tool, die and mold making industries worldwide.  Virtek extends GT's capabilities to provide an integrated solution in industrial applications such as aerospace, transportation and other composite parts manufacturing.  Gerber intends to promote Virtek's products and services to customers in the flexible materials business through Gerber's global distribution, service and customer relationships.

Equipment and Software

GT's products enable users to accelerate product development, product management, design, costing, manufacturing and merchandising activities.  GT's products also enhance product quality and reduce staffing needs and time-to-market.

CAM Material Spreading and Cutting Systems

GT's spreading and cutting equipment is designed to reduce labor costs of previously labor-intensive functions, thereby minimizing material waste and assembly error.

GT's line of GERBERspreaders™ delivers tension-free spreading of materials at speeds of up to 100 meters per minute.  Its GERBERsaver™ Flaw Management System enhances material utilization during the spreading process and its InfoMark™ Synchron offers an integrated system for automatic printing, positioning and application of labels during the spreading process.  The XLs line of GERBERspreaders is designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.

GT's cutting systems increase operating efficiencies in soft goods manufacturing by cutting parts from single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass and advanced composites, with a high degree of accuracy.  GT's cutting systems perform faster and more efficiently and with greater precision than the traditional methods of hand-cutting or die-cutting.  The GT cutters are offered in single-, medium- and high-ply models, marketed as GERBERcutter®.  All of GT's GERBERcutters have "Cut Path Intelligence" to control cutting speed for enhanced quality and output and high efficiency vacuum systems to hold material firmly in place to improve cut quality and reduce power consumption.  GT also offers a high-ply cutting system, the XLc7000, which is similar to the XLs spreader, but is specifically designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.  In the first quarter of fiscal 2009, GT launched the Z7 GERBERcutter, the first in the new Z series premium line of multi-ply cutting systems, which combines precision with efficiency in cutting demanding materials to tight tolerances.  The Z7 is designed to help manufacturers meet continuous improvement initiatives and pressures within the supply chain for quality and turn time with more stringent requirements for reporting of performance metrics.  The target industries for the Z7 include automotive, industrial and composite markets.  GT also offers the Taurus™ and Taurus X Series automated leather cutting systems with hide scanning, flaw capture and multiple nesting package capabilities.  These cutters appeal to industrial customers, particularly in the transportation sector.

Plotters

Customers use GT's plotters to produce accurate design prints on industrial-width paper for placement on fabric or other materials to provide information relative to cutting and downstream operations. GT markets the Infinity™ family of thermal inkjet plotters, designed with input from Hewlett-Packard, and a range of pen plotter systems. GT also has designed and engineered the Infinity AE, an advanced inkjet plotter, which is produced in China for sale in China.

Virtek Laser Projectors

Customers in both aerospace composite and prefabricated construction industries use Virtek’s LPS7 laser projectors optimized for laser templating applications.  Available with red or green lasers and in short-range or long-range versions, LPS7 projectors are capable of projecting very accurate templates on either flat or three-dimensional surfaces.  Advanced laser and optical components offer higher quality projection patterns, greater projection speeds and more reliable performance than are provided by many competing products.  The sealed, durable enclosure allows the projectors to operate in demanding work environments.

Virtek LaserQC

Virtek LaserQC products quickly perform inspection for sheet metal, gasket manufacturing and other industries producing flat parts.  Often located next to computer numerical controlled, or "CNC," equipment, the operator simply places a part on the scan table and clicks on the Scan icon. As the laser scans the part, the outline appears in real time on the computer screen. In seconds, the scanned part is automatically compared to the corresponding CAD file, with any variances outside pre-set tolerances highlighted in color.

FOBA Marking Equipment

Laser marking systems of the Vario series of turn-key integrated laser marking units are modular-designed and can be equipped according to specific customer requirements.  Features of Vario systems can include a fixed work table with a pneumatic lifting door to a rotating table with a turning bulkhead wall or customer-specific special machine features.  GT also offers the DP series of marking systems for integration into manufacturing lines or for customized solutions.

FOBA Engraving Equipment

G-series machines provide tool and mold makers with an alternative and supplement to electrical discharge machining for economical processing of fine contours in a single working cycle. All tool steels and ceramics, without any hardness restriction, can be machined with a standard high quality of surface roughness.

Software

GT offers the following major software product lines:

Product Lifecycle Management Software

PLM software is an enterprise-wide tool for managing and improving global product development.  Retailers, brand marketers, suppliers and factories adopt PLM solutions to speed products from concept to market, which is critically important in the apparel industry due to the increasingly shorter fashion cycles in this industry.  PLM enables web-based collaboration and global schedule management throughout the fashion lifecycle.  PLM allows precise and secure, real-time communications of product information from pre-production to retail, which reduces supply-chain communications errors and lowers development costs.  Fashion Lifecycle Management®, or "FLM," is GT's brand for PLM, designed to accelerate products to market with configurable workflow functionality.  FLM allows designers and stores to shrink their concept-to-cash cycle time.

Product Data Management Software

PDM software systems reduce lead times, increase the accuracy of prototyping and improve the quality of information flow along the production cycle chain.  Design and manufacturing processes are increasingly occurring at geographically separate locations, increasing the likelihood for communication errors.  PDM communication software enables customers to reduce the margin of contractor error and delivery delays, increase product quality and help deliver products to market more quickly.  GT's PDM software solution has been implemented by over 1,200 customers worldwide, which hold more than 19,000 PDM software licenses.  GT's development team continually enhances and refines its software products to improve efficiency and usability.  GT released its latest PDM software, WebPDM™ V5.3, during fiscal 2009.

Conceptual Design Software

GT offers a number of design software programs to speed product time-to-market while reducing design costs.  Its AccuMark™ V-Stitcher is a 3-D visualization solution that allows true-to-life garment design, fitting and merchandising.  Users are able to streamline their product development process, share designs over the Internet and reduce the number of physical samples that must be created prior to finalizing a production model.  With Vision Fashion Studio™, a design software system, designers are able to sketch or scan styles and conceptualize potential designs using an array of electronic tools and color palettes.  The software also enables the design of custom fabrics, allows the rework of prints on screen and permits users to create catalogues and perform other merchandising functions digitally.

CAD Pattern-Making and Marking and Nesting Software

Under the AccuMark® brand, GT provides pattern-making software to the apparel, transportation interiors, furniture, industrial fabrics and composites industries.  AccuMark automates the design and pattern-making, pattern-grading (sizing), marker-making and nesting functions.  In the apparel industry, AccuMark pattern design and grading software is used to draft and digitize new patterns and replicate existing garments.  In addition, the software enables the automatic generation of markers that enhance the efficiency of material utilization prior to the cutting process.

GT's AccuNest® software for high volume manufacturers automatically creates layouts to eliminate excess material between parts and can provide users with cost savings in fabric utilization for existing and new markers.

Virtek LaserEdge Software

The Virtek LaserEdge software for aerospace composite and other assembly applications can be fully operational quickly. Controlling one or more LPS7 projectors with one computer, the system projects the exact location and 3-D outline of each ply directly onto the contoured tool surface.

Virtek TrussLine Software

The Virtek TrussLine laser projection software is marketed to the prefabricated construction industry. Controlling one or more LPS7 projectors with one computer, the system projects the exact location and 2-D outline of the truss to be built onto the work surface, highlighting the position and shape of all truss joints and connector plates to lower per unit costs. For steel applications, the system projects the number of fasteners required at each joint location. This application reduces training time for prefabricated steel and wood truss manufacturing, thereby enhancing the productivity of less experienced workers.

FOBAGRAF Laser Control Software

FOBAGRAF software supports many sophisticated features for the manipulation of graphic images and other data items used in the production marking process.  The software supports the importation of many standard format graphic images.

Distribution

GT's products are sold domestically and internationally through both a worldwide direct distribution and service network and through independent agents and distributors.  GT believes that its longstanding agent and distributor network provides a significant benefit in certain markets, as these networks are staffed with knowledgeable individuals who speak the local language and have a thorough understanding of the local market.  Management continues to evaluate this distribution strategy compared to alternative distribution models in light of market conditions and other relevant considerations.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts and equipment, from numerous suppliers.  Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing.  In some cases, GT uses only one supplier for certain materials.  Historically, GT has not experienced significant difficulties in timely deliveries of these materials.  Increased demand or future lack of materials availability could result in production delays that might adversely affect GT's business.  GT's management believes that, if required, it could develop alternative suppliers for its material requirements.  In the near term, GT's management does not foresee that a potential lack of materials, components or supplies availability from any particular source would have a material adverse effect on its overall business.

Competition

GT is a leading provider in its geographic markets of computer-controlled material spreading and cutting systems, PLM and PDM solutions and pattern-making, grading and nesting software.  GT faces intense competition in each of these product lines from companies based in Europe, including Lectra, and in Japan, including Takatori Corporation and Toray Industries, Inc., which are significant suppliers in their respective regions.  GT's product range and international distribution network enables GT to support key customer accounts that shift production and sourcing activities around the world.

OPHTHALMIC LENS PROCESSING

The Ophthalmic Lens Processing segment is operating through Gerber Coburn, or "GC," a leading provider of computer integrated optical lens processing systems in its geographic markets.  Headquartered in Connecticut, GC designs, manufactures, markets and services equipment, software and supplies used in processing prescription eyewear.  GC serves wholesale lens production laboratories, retail eyewear chains and independent eye care professionals, such as ophthalmologists, optometrists and opticians, who perform certain in-office lens processing.

GC's product line includes computer integrated equipment for all lens production steps such as blocking, fining, polishing, coating, finishing and inspecting; start-to-finish lab management software; and the related supplies, or "consumables," used in lens processing.

GC continues to expand its aftermarket supplies product line because its large installed base of products, which are used by more than 7,000 customers in approximately 75 countries, provide it with a significant recurring revenue opportunity through aftermarket supplies sales and service.  Furthermore, Gerber believes substantial growth opportunities are emerging in Asia, Eastern Europe and Latin America as these countries continue to develop the infrastructure to perform sophisticated eye exams for a growing middle class.  Gerber believes that this consumer group is likely to seek more features for prescription eyewear, such as anti-reflective coatings and multi-focal lenses, which is expected to create additional demand for the types of products offered by GC.

The production of free-form (or digital) lenses represents a growing trend within the ophthalmic industry.  Free-form lens processing allows the production of a progressive (no-line multi-focal) lens surface through machining rather than casting or molding processes, and enables the lens laboratory to provide other value-added characteristics to the lens.  GC's Advanced Lens Processing System, which was introduced in fiscal 2009, seeks to meet demand resulting from this market trend.

Equipment and Software

GC's comprehensive product solutions reduce the number of production steps, laboratory staff training time, operating errors and lens breakage.  These products also facilitate improved lens quality, lower manufacturing costs per square foot, a clean work environment and the elimination of toxic metals and coolants.  GC's equipment offerings consist of lens surfacing equipment, coating equipment, finishing equipment and lens inspection equipment.

GC's product line takes into account the two methods used for production of prescription lenses.  One method consists of the use of a "stock lens," in which the initial casting or injection molding of the lens produces the desired prescription.  This method requires that only the finishing operations be performed.  The first step of the finishing operation is blocking, in which a holding device, known as a "block," is oriented and attached to the lens.  The shape of the frame is "traced" in a tracer that digitizes the measurements and then communicates them to an edger.  This blocked lens is then "finished," or edged, to match the shape of the frame onto which it will be mounted.

The second method of producing prescription lenses starts with a semi-finished lens blank.  The blank is surface blocked and has a curve "generated," or cut, into the lens by a generator to create the desired prescription.  The lens generating process creates a lens that is geometrically correct, but not optically clear.  The fining process uses abrasive pads to eliminate cutting marks produced during the generating step.  The polishing operation uses a flock-based pad and slurry-based abrasive to make the lens optically clear.  The lens is then de-blocked and made ready for coating or finishing.

Surfacing Equipment

GC offers a range of computer-controlled surfacing equipment to create precise curves on the lenses.  GC's lens surface generators and related products satisfy the needs of labs of different sizes that process various types of materials. GC offers the DTL Generator with Cut-to-Polish and Free-Form options, which is an expandable high-speed system targeted at the wholesale laboratory market.  GC also offers blocking products, including the AcuBlock™ Eclipse Surface Blocker™, designed for high throughput manufacturing environments.  GC markets the CMX-50 cylinder machine, a finer and polisher, to the wholesale laboratory market and the Acuity, a finer and polisher that appeals to the retail segment of the market.  The MAAT Polishing System is offered for cut-to-polish and free-form lens production.

GC's Advanced Lens Processing System, or "ALPS," includes the DTL Generator with Cut-to-Polish and Free-Form options and the MAAT Polishing System, which enables free-form lens production to create the progressive (no-line multi-focal) lens surface through machining rather than casting or molding processes, and enables the lens laboratory to provide other value-added characteristics to the lens.  In one complete system, ALPS offers options for processing all lens prescriptions from high-speed traditional fining and polishing and cut-to-polish lens processing, as well as digital free-form lens processing.  Compared with conventional methods, cut-to-polish and digital lens processing are more economical because no fining or polishing pads are needed and traditional hard tools are less likely to be needed.  ALPS' computer-controlled functions eliminate most lens handling, resulting in reduced labor costs and lens breakage and a high level of visual quality.

Coating Equipment

GC's scratch-resistant coating process eliminates waste and reduces operator exposure to coating materials.  For small laboratories and retail applications, GC offers the Stratum Lens Coating System.

Finishing Equipment

In collaboration with Essilor International, S.A., an ophthalmic products manufacturer, GC distributes a wide range of retail finishing equipment such as the Kappa system. GC also provides finishing systems with drilling capabilities, such as the Kappa CT/CTD system.  GC offers the Esprit 3D Lens Finishing System for international markets.

For finishing in the laboratory environment, GC distributes industrial and automated products, including the Weco Verifier and the 950 and 990 Blockless Edging Systems.

Full Service Laboratory Equipment

GC sells an ophthalmic lens processing system, Premier Lab™, designed for retail lens processing.  Premier Lab is a compact, full service laboratory for processing CR39, high-index and polycarbonate lenses.  A Premier Lab includes a frame tracer, blocking system, surface generator, finer and polisher, coating system, finishing system and related software.

Software

GC's software is an important component of its comprehensive solutions, especially for small laboratories.  Software offerings owned or distributed by GC range from simple remote tracing with Innovations Lite™ software to a more comprehensive software package such as Innovations™ Standard software.  GC provides on-site software installation, training and support in all of its geographic markets through its internal network of local service specialists.  During fiscal 2008, Gerber sold its rights to the Innovations software product and retained the right to distribute the product on a worldwide basis.

Distribution

GC distributes its products directly in the United States and Canada.  In its other international markets, GC uses a combination of a direct sales force and independent agents to maximize geographic coverage.  GC also participates in industry trade shows in the Americas, Australia, Europe and Asia, which often provide it with a significant source of new sales leads.  None of GC's customers accounted for ten percent of Gerber's fiscal 2009 revenue.

Raw Materials

GC purchases materials from numerous suppliers and acts as a distributor for third-party OEM products.  Many of the purchased materials are incorporated directly into GC's manufactured products, while others require additional processing.  GC has not experienced significant difficulties in obtaining timely deliveries from suppliers or OEM providers.  Increased demand for these materials or products or future lack of availability could result in production delays that might adversely affect GC's business.  GC's management believes that, if required, it could develop alternative sources of supply for the materials and sourced products used.  In the near term, GC's management does not foresee that a potential lack of materials, components, supplies or product availability from any particular source would have a material adverse effect on its overall business.

Competition

GC's principal competitors in the high volume laboratory market segment are Satisloh GmbH, a wholly-owned subsidiary of Essilor International, S.A. and Schneider GmbH. Principal competitors in the retail and eye care professionals segment are Nidek Inc., Briot International and AIT Industries.  GC competes principally on the basis of product innovation and comprehensiveness, onsite service support, and distribution capabilities.

GENERAL BUSINESS INFORMATION

BACKLOG

Gerber's backlog by operating segments as of April 30, 2009 and 2008 is presented in the table below.  Backlog as of April 30, 2009 included $1.6 million of Virtek's backlog, which is reflected in the Apparel and Flexible Materials segment.  The entire backlog as of April 30, 2009 is expected to be delivered in fiscal 2010.

	April 30,
In thousands	2009	2008
Sign Making and Specialty Graphics	$1,967	$3,462
Apparel and Flexible Materials	22,894	33,770
Ophthalmic Lens Processing	1,200	1,440
	$26,061	$38,672

Gerber's backlog decreased as of April 30, 2009 from April 30, 2008.  This decrease reflected a general decline in the current global business environment caused by adverse macro economic conditions and the related uncertainty as to when these conditions will improve.  As a result of these conditions, Gerber is unable to determine when its backlog will return to more typical levels.

INTELLECTUAL PROPERTY RIGHTS

Gerber's success depends, in part, on its intellectual property rights relating to its products, production processes and other operations.  Gerber relies on a combination of trade secret, nondisclosure and other contractual arrangements, and patent, trademark and copyright laws, to protect its proprietary rights.  Intellectual property rights may be challenged by third parties and may not exclude competitors from using the same or similar technologies, brands or works.

Gerber owns and has applications pending for a number of patents in the United States and other countries covering many of its products and systems.   Gerber's existing patents expire at various dates through 2026.

The U.S. Patent and Trademark Office has granted Gerber federal registrations for many of its trademarks.  Federal registration of trademarks is effective for as long as Gerber continues to uses the trademarks and renew their registrations.  Gerber does not generally register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act.  That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered.  Gerber enters into confidentiality agreements with its employees and some third parties and limits access to and distribution of its proprietary information.

SEASONALITY

GSP and Spandex's sales of equipment and aftermarket supplies are affected by seasonality in the sign industry, especially during the fall and spring periods, when demand customarily peaks.  Sales by GT and GC are not significantly impacted by seasonality trends.  Gerber typically realizes the largest portion of its annual revenue during the fourth fiscal quarter.  As a result of the worsening economic downturn and credit market crisis beginning in the second quarter of fiscal 2009, however, the first quarter of fiscal 2009 accounted for the highest quarterly revenue generated in fiscal 2009.

RESEARCH AND DEVELOPMENT

Developing new and innovative products and broadening the application of established products are important to Gerber's operating results.  Research and development expenses were $22.4 million for fiscal 2009, $26.2 million for fiscal 2008 and $24.3 million for fiscal 2007.  Gerber develops and designs new products to assist its customers in reducing costs and improving efficiencies to enhance and maintain their end market positions.

FINANCING ACTIVITIES

Gerber has agreements with major financial services institutions, or "lessors," to assist Gerber's customers, or "lessees," in obtaining lease financing to purchase Gerber's equipment.  Equipment is typically leased for periods of two to six years.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, Gerber has a liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to Gerber.  In most cases, Gerber then can resell the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution.  As of April 30, 2009, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $7.8 million. Gerber's net exposure related to recourse provisions under these agreements was approximately $3.5 million.

EMPLOYEES

Gerber had approximately 2,179 employees as of April 30, 2009, of which 68 percent were based outside of the United States.

GOVERNMENT REGULATION

None of Gerber's principal businesses is directly subject to government regulation that is material to that business.

WEBSITES AND ADDITIONAL INFORMATION

Gerber maintains a website at www.gerberscientific.com.  Gerber provides access on its website, free of charge, to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed with, or furnished to, the SEC, in accordance with Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.  The contents of Gerber's website are not a part of this Annual Report on Form 10-K.  In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed by Gerber electronically.   The public may read and copy any materials that Gerber files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or future results.  The risks described below are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Company-Wide Risks

If Gerber is unable to continue to develop and commercialize new technologies and products, it may experience a decrease in demand for its products or its products could become obsolete.

Gerber believes that its ability to develop or acquire new technologies is crucial to the company's success.  Gerber may not be successful in enhancing existing products or developing or acquiring new products and technologies that will achieve desired or expected levels of market acceptance.  New products may require incremental start-up costs associated with new product launches.  In addition, new products must respond to technological changes and evolving industry standards.  Gerber's operating results could be adversely affected if it is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if it introduces products late to the market, thereby resulting in missed opportunities in dynamic, fast-moving markets or resulting in a failure to achieve market acceptance.

Any failure by Gerber to manage adequately future new product introductions could adversely affect Gerber's sales of existing products.  As new or enhanced products are introduced, Gerber must successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customers' demands.

Gerber's businesses could suffer as a result of manufacturers' or suppliers' inability or unwillingness to supply Gerber with systems, parts or aftermarket supplies on time and to specifications.

Gerber relies upon domestic and international manufacturers and suppliers for certain hardware and aftermarket supplies, which are manufactured to Gerber's specifications.  The inability or unwillingness of a manufacturer or supplier to ship such products in a timely manner or to meet quality standards could cause Gerber to miss customers' delivery date requirements for those products, which could result in the cancellation of orders, refusal to accept deliveries, lost customers, product returns or voluntary reductions in purchase prices.  Any one of those consequences could have an adverse effect on Gerber's operating results and financial condition.

Gerber's reliance on arrangements with original equipment manufacturers to augment its product lines exposes it to risks of non-performance by the OEMs and with lower gross margins associated with sales of OEM products.

Gerber continually engages in the development of new and enhanced products in an effort to develop incremental sales and improve gross margins.  The industries in which Gerber operates are highly competitive and subject to significant and rapid technological change.  In some periods, Gerber's revenue growth depends on outsourcing arrangements with OEMs to augment its product lines.  If OEMs are not able to supply products reliably, in a timely manner, or at a competitive cost, Gerber's business may suffer.  Further, the gross margins associated with sales of OEM products tend to be lower than those associated with internally developed products.

Gerber may not benefit from its acquisition strategy.

As part of Gerber's business strategy, management regularly evaluates opportunities to supplement its internal growth by pursuing targeted acquisitions of other businesses.  Gerber may not be successful in identifying and consummating acquisitions or in integrating newly acquired businesses into Gerber's operations.  The evaluation of business acquisition opportunities and the integration of acquired businesses pose a number of significant risks, including the following:

•
the pursuit of ultimately unconsummated acquisitions and the integration of acquired businesses could significantly strain management, financial and other resources and divert limited resources from regular operations;

•
acquisitions may not have an immediate positive impact on Gerber's cash flows or results of operations due to transaction-related expenses or higher operating and administrative expenses that may be incurred during the integration period immediately following the acquisitions;

•	Gerber may not be able to achieve the synergies and cost savings anticipated to result from any acquisition;

•
Gerber's operating and financial systems and controls and information services may not be compatible with those of acquired companies or adequate to support integration efforts and any steps taken to improve these systems and controls may not be sufficient;

•	acquisitions could increase Gerber's need for qualified personnel, who may not be available; and
•	acquired businesses may have unexpected liabilities and contingencies, which could be significant.

Gerber's ability to engage in acquisitions will depend in part on its ability to raise capital, and Gerber may not be able to obtain acquisition financing on satisfactory terms, if at all.  Gerber's acquisition strategy also may be constrained by the limited availability of candidates that satisfy Gerber's acquisition criteria.

Gerber is subject to currency risks, geopolitical risks and other risks of conducting international operations.

Gerber's international operations, including United States export sales, represented approximately 68 percent of consolidated revenue for fiscal 2009.  Gerber expects that revenue from international markets will continue to represent a significant portion of total revenue and that it will continue to face risks associated with its international operations.

Gerber's export sales are normally transacted in United States dollars, although in some markets, principally Western Europe, sales prices are denominated in local currencies.  An increase in the value of the United States dollar relative to foreign currencies could make Gerber's products more expensive and, therefore, potentially less competitive in foreign markets.  For international sales and expenditures denominated in foreign currencies, Gerber is subject to risks associated with currency fluctuations.

Some of the additional risks associated with Gerber's international operations include:

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

The potential impact of the foregoing risks could be heightened by Gerber's strategy in recent years to expand its international market share and decrease costs by strengthening Gerber's international distribution network, sourcing materials locally and pursuing opportunities to locate its production facilities closer to end-use customers in international markets.

Gerber’s level of debt and interest payment obligations may limit its ability to compete and expose it to interest rate risk to the extent of its variable-rate debt.
As of April 30, 2009, Gerber had a total of $73.5 million of indebtedness outstanding, including $67.5 million principal amount of borrowings outstanding under its $100 million senior secured revolving credit facility.  This substantial level of indebtedness may have important consequences.  For example, it may:

•	make it more difficult for Gerber to satisfy its financial obligations;
•	require Gerber to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness;
•	limit Gerber’s ability to react to changes to the economy or in its business or industry; and
•	place Gerber at a competitive disadvantage relative to companies that have less indebtedness.

Because a substantial portion of the borrowings under Gerber’s revolving credit facility accrues interest at variable rates, Gerber’s interest expense could increase if interest rates increase and it is not able to manage its related exposure through derivative financial instruments.

Gerber may be unable to comply with the financial covenants in its credit agreement unless it continues to generate sufficient operating cash flows.
Gerber’s ability to comply with the financial covenants under the credit agreement for its $100 million senior secured revolving credit facility depends primarily on its ability to generate sufficient operating cash flows.  Under its credit agreement, Gerber is subject to a maximum funded debt to consolidated EBITDA ratio, a minimum interest coverage ratio, a maximum capital expenditures covenant and a minimum asset coverage covenant, all as defined for purposes of the credit agreement.  Industry conditions and financial, business and other factors, including those Gerber identifies as risk factors in this report, will affect its ability to generate the cash flows it needs to meet those financial covenants.  Gerber’s failure to meet the covenants could result in a default and acceleration of repayment of the indebtedness under its revolving credit facility.  The credit agreement contains subjective acceleration clauses under which, upon the occurrence of a change in Gerber's financial condition, business or operations considered by the lenders to be materially adverse to Gerber, the lenders may cause amounts due under the agreement to become immediately due and payable.  If the maturity of Gerber’s indebtedness were accelerated, it would not have sufficient funds to pay such indebtedness.  In such event, Gerber’s lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of Gerber’s assets, to the extent permitted by the credit agreement and applicable law.

Covenants under Gerber’s credit agreement may restrict its future operations.
Gerber’s senior secured revolving credit facility agreement imposes operating and financial restrictions that limit Gerber’s discretion on some business matters, which could make it more difficult for Gerber to expand, finance its operations, pursue its acquisition strategy, and engage in other business activities that may be in its interest.  These restrictions, which include compliance with financial covenants, limit the ability of Gerber and its subsidiaries to:
•	incur additional indebtedness, create liens and make investments;
•	pay dividends on or redeem or repurchase capital stock, and issue or sell stock of subsidiaries; and
•	engage in sale-leaseback transactions, sell assets and engage in mergers, sales, acquisitions and consolidations.
Gerber may incur indebtedness in addition to the foregoing indebtedness.  Any additional indebtedness it may incur in the future could subject Gerber to similar or even more restrictive conditions.

If Gerber is unable to raise additional capital, its ability to expand its business and to meet its obligations may be limited.
The development and expansion of Gerber’s business will require substantial investment.  If Gerber chooses to accelerate the expansion of its business or undertake significant acquisitions of other businesses, Gerber may require additional capital.  If Gerber cannot obtain additional equity or debt financing for such purposes on acceptable terms, the company could be at a competitive disadvantage relative to competitors with significant capital or the ability to raise significant capital for expansion.  The terms of any financing Gerber does obtain will be restricted by the terms of its existing debt agreements and may be burdensome to the company.

Credit market risk could adversely affect Gerber's investments, Gerber's ability to raise additional capital and the ability of its customers and suppliers to obtain financing needed to transact business with Gerber.

Distress in credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  Credit market risk could also adversely impact the performance of investments in Gerber's pension plans, resulting in unrealized temporary losses, realized losses, other-than-temporary impairment charges or a decline in the funded status of the pension plan.  Investments subject to credit market risk as of April 30, 2009 include investments held on behalf of Gerber's nonqualified supplemental pension plan in rabbi trust and within the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan.

Credit market risk could negatively impact Gerber's lenders' ability and willingness to fund the committed amount under its revolving credit facility.  In addition, Gerber’s ability to access the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on Gerber’s flexibility to react to changing economic and business conditions.  The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of Gerber’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

Credit market risk could negatively impact customers' abilities to obtain external financing to purchase Gerber's products and suppliers' abilities to deliver goods to Gerber in accordance with their commitments.

Unforeseen environmental costs may adversely affect Gerber's future earnings.

Gerber operates and competes on a global basis and must conform to applicable environmental, health and safety, or "EH&S," laws and regulations wherever the company operates, and in some cases, wherever its products are sold.  If Gerber fails to comply with any present or future EH&S laws or regulations, it could incur liabilities, including monetary, civil and criminal penalties and liabilities resulting from the suspension of sales of noncompliant products.

EH&S laws and regulations, which generally affect Gerber's manufacturing and warehousing operations, regulate the storage, use, discharge and disposal of chemicals employed in manufacturing products. New and emerging EH&S legislation is aimed at regulating the chemical composition of finished products and establishing requirements for the end-of-life collection, recovery, reuse, recycling, treatment and environmentally sound disposal of the products themselves. Such legislation has recently gone into effect within the European Union and similar legislation for China.  As these new EH&S laws and regulations emerge across the global community, it can be difficult to assess how they will be interpreted, implemented and enforced by regulators within the various countries and jurisdictions, and to predict the potential costs of noncompliance.

Uncertainty continues to exist with respect to some effective European Union legislation.  One European Union directive restricts the use of certain hazardous substances in some electrical and electronic equipment, while another directive mandates requirements in the collection, reuse, recycling, treatment and environmentally sound disposal of certain electrical and electronic equipment at the end of its useful life.  If alleged to be in noncompliance with this or other European Union directives affecting finished products, Gerber could be required to pay significant legal fees in defense of its positions and, if unsuccessful, could be required to suspend sales of noncompliant products within the relevant European Union member states.  The suspension of product sales could cause the breach of contractual obligations and result in Gerber being directly or indirectly liable for costs, penalties or third-party claims.  A sustained finding of noncompliance could additionally require Gerber to incur significant expenses associated with the redesign or reengineering of products or manufacturing processes, or incur expenses associated with the possible recall of any noncompliant product or the management of historical waste products.

Gerber may not protect effectively its intellectual property.

Gerber's operational and legal controls to help to secure its intellectual property may not prove to be effective in all circumstances.  Gerber may not be able to protect key intellectual property, particularly in some international markets in which it operates.  Because certain of Gerber's manufacturing operations are located outside of the United States, some of Gerber's patented products may be reverse-engineered and rebuilt by a local competitor.  In some countries, such as China, Gerber's intellectual property rights may not be legally protected.

Gerber's businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in the industries in which Gerber operates and other external forces.

Gerber's businesses and operations are subject to the following factors, among others:

•	changes in general economic conditions and specific conditions in industries in which Gerber's businesses operate that can result in the deferral or reduction of purchases by end-use customers;
•	changes in the level of global corporate spending on technologies due to such economic conditions;
•	the effects of terrorist activity and international conflicts, which could lead to business interruptions;
•	the size and timing of significant orders, which can be non-recurring;
•	product configuration and mix;
•	market acceptance of new products and product enhancements;
•	announcements, introductions and transitions of new products by Gerber or Gerber's competitors;
•	deferrals of customer orders in anticipation of new products or product enhancements introduced by Gerber or Gerber's competitors;
•	changes in pricing in response to competitive pricing actions;
•	supply constraints;
•	the level of expenditures on research and development and sales and marketing programs;
•	Gerber's ability to achieve targeted cost reductions;
•	rising interest rates; and
•	costs associated with excess capacity and/or idle facilities.

From time to time, markets for one or more of Gerber's main products may be affected by falling prices, unstable exchange rates, weaker global demand and shifting production bases. During those periods, Gerber's ability to achieve and sustain profitability may depend to a significant degree on its ability to reduce costs (including the costs of sourced materials), manage the supply chain, increase productivity levels, reposition the company within higher value-added market segments, and establish a production presence in geographic areas outside the United States.  Gerber's actions in this regard may be inadequate to offset the adverse effects of the foregoing market conditions.

Fluctuations in costs of purchased finished goods, components and aftermarket supplies could negatively affect Gerber's operating results.

Gerber depends on finished equipment, component parts and other materials from suppliers to manufacture and distribute the systems sold by the company.  Gerber also relies on suppliers to furnish its business units with aftermarket supplies.  Fluctuations in the prices of all such goods, whether caused by market demand, shortages, currency exchange rates, or other factors, could adversely affect the cost basis for the production, delivery or maintenance of Gerber's products and adversely affect its results of operations, financial condition and cash flows.

Any inability of Gerber's principal business units to compete effectively would harm Gerber's operating performance and prospects.

Competition has intensified in recent years within each market segment in which Gerber operates.  If Gerber's business units are unable to continue to implement their strategies to lower costs, enhance the rate of product development, stimulate revenue growth, expand the geographic reach of their operations and leverage their brand names and distribution networks, Gerber may experience a decline in operating results and a deterioration in its financial condition and cash flows.

Any significant impairment of Gerber's goodwill would lead to a decrease in Gerber's assets and reduction in Gerber's net operating performance.

Approximately 21 percent of Gerber's assets consisted of goodwill as of April 30, 2009.  If Gerber makes changes in its business strategy or if market or other conditions adversely affect its business operations, Gerber may be forced to record an impairment charge, which would lead to decreased assets and reduced net operating performance.  Gerber tests goodwill for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicated that impairment had occurred, Gerber would record an impairment charge for the difference between the carrying value of goodwill and the implied fair value of goodwill in the period the determination is made.  The testing of goodwill for impairment requires Gerber to make various assumptions, including significant estimates about its future performance and cash flows.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations and their future operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Changes in key assumptions about Gerber's business or actual performance compared with those assumptions and Gerber's future prospects or other assumptions could affect the fair value of one or more reporting units, which may result in an impairment charge.

Risks Relating to Gerber's Sign Making and Specialty Graphics Segment

Unless GSP enhances and diversifies its product lines and accelerates the pace of new product development, it risks a loss of market share and declining operating results.

Gerber Scientific Products must enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective.  GSP must also respond to the transition of sign shops to digital printing systems and the impact of this transition on GSP's sales of thermal transfer equipment and consumables.  Product development may be outpaced by advances in inks, substrate materials or print head technology that could alter the product preferences of end-use customers in a way that could adversely affect the level of market acceptance of GSP's future equipment offerings.

If aftermarket suppliers decide to sell to its customers directly, Gerber's operating results would be adversely affected.

Most aftermarket products are supplied by large industry suppliers on an OEM basis.  Although Gerber believes there are alternative sources of supply, GSP and Spandex would compete with its current suppliers if current suppliers decided to sell directly to Gerber's customers, which could adversely affect this segment's operations.

The non-renewal of annual distribution agreements or competition by any of GSP's key United States distributors with GSP could adversely affect GSP's operating results.

GSP derives a significant percentage of its revenue from its principal United States distributors.  GSP's results could be negatively affected by the non-renewal of some of its distribution agreements with these distributors and by any action by the distributors to compete directly with GSP in the distribution of inkjet imaging products.

If Gerber does not identify, distribute and adequately service the products sought by its end-use customers and distributors, its market position and operating results may suffer.

GSP, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers.  A failure to meet customer requirements could negatively affect this segment's market position and operating results.  GSP and Spandex must also ensure that the products are operating correctly and that sales personnel and technicians are properly trained regarding the capabilities and calibration of new products.  The increased pace of technological advances and the proliferation of new products due to low industry barriers to entry has caused end-use customers to become increasingly dependent on Gerber's business units to maintain their expertise and perform these functions.  GSP and Spandex must carefully manage relationships with equipment and aftermarket suppliers to ensure that their end-use customers are satisfied with the services they provide.

Risks Relating to Gerber's Apparel and Flexible Materials Segment

The demand for GT's products can exhibit significant short-term fluctuations due to the sensitivity of its markets to general economic conditions.

Demand for products in apparel, textile, furniture and transportation industries, particularly in the United States, Europe, China and Japan, is significantly influenced by external economic factors, conditions and levels of capital investment.  In addition, the retail apparel industry is highly focused on inventory management.  As a result, GT's business sales volumes can be impacted by significant swings in demand within short time periods.

GT may face increased competition from manufacturers of low-end products, which could lead to loss of market share and increased pricing pressure.

A failure by GT to respond effectively to increased competition in the sales of low-end products, which may require GT to reduce its production costs, could result in a loss of market share, increased pressure on prices and a reduction in profit margins.  The demand for low-end products, particularly CAD systems, has been increasing in growth markets such as China, India and Eastern Europe.  Although many of these products have been acquired from local distributors such as GT, which minimizes shipping costs, import duties and import licensing costs, there is risk that these products could be acquired from regional distributors.  Further, the introduction by competitors of spreaders and plotters in some developing countries could also result in more intense competition in markets that are expected to provide significant growth opportunities for GT.

Risks Relating to Gerber's Ophthalmic Lens Processing Segment

GC's quarterly and annual operating results are subject to variation resulting from significant, but sometimes non-recurring, orders from key customers.

Although Gerber Coburn has a large installed base of products in use by more than 7,000 customers, its quarterly and annual operating results can vary significantly depending on the timing and level of larger orders for its equipment and aftermarket supplies.  These orders may be periodic or non-recurring, and their timing could be impacted by unanticipated changes in the requirements of its customers' end markets.  GC's operating results may also vary due to the consolidation occurring within the optical lens industry, which has resulted in a smaller independent laboratory and retailer customer base.

If GC does not successfully perform under the terms of its product distribution agreements with key distributors, these agreements may not be renewed.

A portion of GC's revenue is derived from products that are developed and manufactured by third parties.  GC's distribution rights are contractually tied to achieving specified sales targets and other performance levels.  If GC does not achieve the designated performance levels, it could suffer the loss of distribution rights for products that make an important contribution to GC's operating results.

GC must successfully respond to market demands for new direct surfacing products or risk the loss of market share to competitors.

Demand for direct surfacing products is growing within the ophthalmic laboratory segment.  Direct surfacing, sometimes called digital surfacing or free-form lens processing, requires more precise and complex equipment, which GC has developed and which it launched in the fourth quarter of fiscal 2008.  If GC's equipment does not achieve sufficient market acceptance, this segment may lose market share, which could adversely affect Gerber's operating results.

GC's aftermarket supplies revenue may be adversely affected by reduced demand at its customer locations and by the closure of retail outlets by its customers.

Aftermarket supplies revenue, which includes consumables and spare parts, can be affected by changes in production volume and demand at customers' locations.  Decreased consumer demand for eyeglasses could result in lower volume at GC's customers' production facilities, which would adversely impact demand for GC's aftermarket supplies.  In addition, several of GC's larger customers operate a significant number of retail outlets, and decreased demand for eyeglasses could lead to the closure of some of these customers' retail stores, which would also reduce demand for GC's aftermarket supplies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of April 30, 2009, Gerber maintained facilities at the following locations:

Type of Facility	Location	Square Feet

Corporate headquarters / manufacturing / office (L) (1,3)	South Windsor, Connecticut	250,000
Manufacturing / office (O) (1,2,3)	Tolland, Connecticut	224,000
Manufacturing / office (L) (4)	Manchester, Connecticut	118,000
Manufacturing / office (O) (1)	Lancaster, England	125,000
Manufacturing / office (L) (2)	Ikast, Denmark	39,000
Manufacturing / office (O) (1)	Achern, Germany	56,000
Warehouse / sales and service office (L) (1,4)	Bristol, England	110,000
Manufacturing / warehouses / sales and service offices (L) (1,2,3)	Various	653,000
(O)	Company-owned
(L)	Leased
(1)	Sign Making and Specialty Graphics
(2)	Apparel and Flexible Materials
(3)	Ophthalmic Lens Processing
(4)
As of April 30, 2009, the Company sublet 6,505 square feet in Manchester, Connecticut and 45,145 square feet in Bristol, England to independent third parties.  These subleases expire over various periods.

Management believes that Gerber's facilities, which are utilized primarily on a single-shift basis with overtime, are adequate to meet Gerber's current requirements.  In general, Gerber uses short-term leases to rent warehouse, sales and service office space.  Corporate headquarters are rented under longer-term leases.  Facility lease costs totaled $9.5 million in fiscal 2009.  Gerber owns most machinery and equipment used in its operations and leases the remainder.  In fiscal 2009, machinery and equipment lease payments totaled $3.7 million.  For additional information about Gerber's leases, see Note 18 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Gerber is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business.  While the outcome of current pending matters cannot be predicted definitively, management has reviewed such matters and claims and consulted with the Gerber's internal and external counsel and, after considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material adverse impact on Gerber's consolidated financial position, results of operations, cash flows, liquidity or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended April 30, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents, as of April 30, 2009, certain information below about each of Gerber Scientific, Inc.'s executive officers and certain key employees over the past five years, including positions held with other companies and with subsidiaries of Gerber Scientific, Inc.  All officers serve at the pleasure of the Board of Directors.

Name	Age	Position as of April 30, 2009 and Date of Initial Appointment	Other Business Experience Since April 30, 2004
Marc T. Giles	53	President and Chief Executive Officer (November 29, 2001)	---

Michael R. Elia	50	Executive Vice President and Chief Financial Officer (April 15, 2008)
Chief Financial Officer, Risk Management Solutions, Inc. (January 2008 – April 2008), a specialty service provider for the insured and alternative risk marketplace; Senior Vice President and Chief Financial Officer of FastenTech, Inc. (January 2004 - December 2007), a global metal products manufacturer; Owner, private financial and marketing services consulting company (May 2003 - December 2004)

James S. Arthurs	65	Senior Vice President (September 30, 2002); President Asia-Pacific, Gerber Scientific, Inc. (February 1, 2005)	President, Gerber Technology (September 2002 - January 2005)

William V. Grickis, Jr.	58	Senior Vice President and General Counsel (October 1, 2003); Secretary (November 20, 2003)	---

John R. Hancock	62	Senior Vice President (December 7, 2001); President, Gerber Technology (February 1, 2005)	President, Gerber Coburn Optical (December 2001 - February 2005)

Alex F. Incera	45	President, Gerber Coburn (September 25, 2008)
General Manager, Gerber Coburn (January 2008 – September 24, 2008); Executive Director of Marketing, Gerber Coburn (October 2006 – January 2008); Vice President of Engineering, Gerber Coburn (March 1999-October 2006)

John J. Krawczynski	37	Vice President, Chief Accounting Officer and Corporate Controller (September 5, 2005)	Controller, Lydall, Inc. (May 2004 - August 2005), manufacturer of thermal/acoustical and filtration/separation products

Rodney W. Larson	51	Senior Vice President (May 1, 2007); President, Spandex (July 1, 2007)
President, Gerber Coburn (March 2006 – July 2007); Independent consultant (2005 – April 2007); VP, Sales and Marketing, Key Technology (2003 - 2005), developer of automated inspection, sorting and material conveying solutions for process industries

Stephen P. Lovass	39	Senior Vice President; President, Gerber Scientific Products (February 11, 2008)
President, Gerber Coburn (July 1, 2007 – September 24, 2008); Vice President; President, Spandex (November 2006); Interim Group Managing Director, Spandex  (February 2005 - November 2006); VP, Marketing and Business Development, Spandex (April 2004 - February 2005)

Joseph R. Mele	57	Senior Vice President, Operations (January 2, 2008)	Partner, Lean Horizons Consulting (January 2006 - December 2007); Partner, Accenture (February 1998 – December 2005), global management consulting, technology services and outsourcing company

Jay Wickliff [1]	57	Vice President; Global Human Resources (September 1, 2006)	Executive Director, Human Resources (January 2002 - September 2006)

1 Jay Wickliff resigned effective on June 30, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                 ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Gerber's common stock is listed on the New York Stock Exchange, or "NYSE," under the symbol "GRB." The following table provides information about the range of reported sale prices of Gerber's common stock on the NYSE for each fiscal quarter during the last two fiscal years, as reported by the NYSE.

	High	Low	Close
Fiscal 2009
First Quarter	$12.64	$8.74	$11.87
Second Quarter	$12.00	$4.18	$4.78
Third Quarter	$5.50	$1.79	$3.14
Fourth Quarter	$3.98	$1.65	$3.95
Fiscal 2008
First Quarter	$13.25	$9.76	$10.38
Second Quarter	$11.94	$9.74	$11.05
Third Quarter	$11.24	$8.25	$8.80
Fourth Quarter	$9.68	$7.56	$9.27

Record Holders
As of May 31, 2009, the Company had approximately 760 holders of record of its common stock.

Dividend Policy
Gerber does not expect to pay cash dividends on its common stock for the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon Gerber's financial condition, operating results, cash flows, capital requirements and other factors that the Board of Directors may deem relevant.  Under the terms of its current credit facility, Gerber is restricted from making cash dividend payments in excess of 25 percent of the preceding year's net income.

Recent Sales of Unregistered Securities
The following table provides information about Gerber's purchases of its common stock during the quarter ended April 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
February 1, 2009 – February 28, 2009	---	---	Not applicable	Not applicable
March 1, 2009 – March 31, 2009 (1)	331	$1.87	Not applicable	Not applicable
April 1, 2009 – April 30, 2009	---	---	Not applicable	Not applicable
	331	$1.87	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber's stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

Stock Repurchase Plan
Pursuant to a November 1998 Board of Directors' resolution, Gerber was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time, if management determines that market conditions so warrant.  Gerber purchased 1.0 million shares in fiscal 2000 and as of April 30, 2009, could purchase up to an additional 2.0 million shares pursuant to the 1998 resolution.  Gerber does not intend to make any share repurchases in fiscal 2010.

Performance Graph
The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Gerber specifically incorporates such information by reference, and shall not be otherwise deemed filed under such Acts.

The following graph compares the cumulative return on Gerber's common stock over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s SmallCap 600 Index and the Dow Jones US Electronic Equipment Index. Cumulative total return is measured assuming an initial investment of $100 on April 30, 2004, including reinvestment of dividends. Due to the diversity of businesses that Gerber conducts, it is difficult to identify a comparable peer group or one industry or line-of-business index for comparison purposes. Thus, Gerber has chosen to compare its performance to the Standard & Poor’s SmallCap 600 Index (which includes Gerber as a constituent) and to the Dow Jones US Electronic Equipment Index.

	Apr-04	Apr-05	Apr-06	Apr-07	Apr-08	Apr-09
Gerber Scientific, Inc.	100.00	118.00	172.83	166.83	154.50	65.83
S&P Smallcap 600	100.00	110.43	145.10	156.19	142.07	99.37
Dow Jones US Electronic Equipment	100.00	95.62	133.48	141.65	147.81	101.59

Chief Executive Officer and Chief Financial Officer Certifications

Gerber has filed with the SEC (as Exhibits to this Annual Report on Form 10-K) the certifications of Gerber's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 regarding Gerber's financial statements, internal control over financial reporting, disclosure controls and procedures and other matters.  In addition, following the fiscal 2008 annual meeting of shareholders, Gerber submitted to the NYSE in a timely manner the annual certification of the Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by Gerber of the NYSE Corporate Governance Listing Standards.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data, derived from Gerber's audited financial statements, presents data as of and for the fiscal years ended April 30, 2009, 2008, 2007, 2006 and 2005.  This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the audited consolidated financial statements, including the notes thereto, included in Item 15 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended April 30,
In thousands except per share amounts	2009	2008	2007	2006	2005
Revenue	$552,814	$640,017	$574,798	$530,418	$517,322
Income (loss) before cumulative effect of a change in accounting principle	$2,236	$14,504	$13,508	$2,984	$(5,638)
Per common share:
Basic	$0.09	$0.62	$0.59	$0.13	$(0.25)
Diluted	$0.09	$0.61	$0.58	$0.13	$(0.25)
Net income (loss)	$2,236	$14,504	$13,508	$2,644	$(5,638)
Per common share:
Basic	$0.09	$0.62	$0.59	$0.12	$(0.25)
Diluted	$0.09	$0.61	$0.58	$0.12	$(0.25)
Total assets	$359,217	$378,539	$335,962	$310,480	$313,319
Long-term debt (includes current maturities)	$73,500	$42,000	$31,836	$37,120	$45,742
Shareholders' equity	$148,302	$169,563	$144,481	$125,616	$115,715

During fiscal 2008, Gerber adopted the provisions of Financial Accounting Standards Board, or "FASB," Interpretation No. 48, Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement 109, and recorded a $2.4 million decrease to shareholders' equity.

During fiscal 2007, Gerber adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and recorded $1.3 million, $0.9 million, and $1.0 million in stock based-compensation expense related to stock options, net of tax ($0.05, $0.04, and $0.04 per diluted share) for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.  Gerber also adopted the provisions of FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), or "SFAS 158,".  The adoption of SFAS 158 resulted in a $4.2 million increase to total assets, a $0.5 million increase to other accrued liabilities and total current liabilities, a $12.6 million increase to other long-term liabilities, and a $8.9 million decrease to shareholders' equity, net of tax.

During fiscal 2006, Gerber adopted the provisions of FASB Interpretation No. 47, Accounting for Contingent Asset Retirement Obligations, and recorded a cumulative effect of a change in accounting principle of $0.3 million, net of tax ($0.01 per diluted share).

The results for fiscal 2005 included after-tax corrections for prior periods of $0.8 million ($0.04 per diluted share), primarily associated with the accounting for an operating lease containing minimum rent escalations and the accounting in fiscal 2001 for an intercompany transaction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of Gerber, based on assumptions currently believed to be reasonable.  Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  These forward-looking statements include, among others, statements relating to:

•	expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
•	economic conditions;
•	planned cost reductions;
•	future cash flows and uses of cash and debt reduction strategies;
•	prospective product developments and business growth opportunities, as well as competitor product developments;
•	demand for Gerber's products and services;
•	methods of and costs associated with potential geographic expansion;
•	regulatory and market developments and the impact of such developments on future operating results;
•	potential impacts from credit market risk;
•	future effective income tax rates;
•	the outcome of contingencies;
•	the availability and cost of raw materials; and
•	pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties are set forth in Item 1A, "Risk Factors" of this Annual Report on Form 10-K.  Gerber cannot assure that its results of operations, financial condition or cash flows will not be adversely affected by one or more of these factors.  Gerber does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of Gerber.

GENERAL

The following discussion is intended to help the reader understand Gerber's operations and business environment.  Management's Discussion and Analysis, or "MD&A," is provided as a supplement to the consolidated financial statements and therefore should be read in conjunction with Item 15, "Exhibits, Financial Statement Schedules," of this Annual Report on Form 10-K.  MD&A is comprised of the following primary sections:

•	Overview and Outlook - a brief summary of fiscal 2009 results and trends and expectations for future periods.
•	Results of Operations and Segment Review - an analysis of Gerber's consolidated results of operations for the three years presented in the consolidated financial statements and by reportable segment.
•	Financial Condition - an analysis of Gerber's liquidity and capital resources, cash flows, off-balance sheet arrangements, aggregate contractual obligations, and an overview of the financial position.
•	Critical Accounting Estimates - a description of accounting policies that require critical judgment and estimates.

OVERVIEW AND OUTLOOK

Through its global operations, Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related aftermarket supplies, for the sign making and specialty graphics industry, the apparel and flexible materials industry and the ophthalmic lens processing industry.

Gerber's three reportable business segments consist of the following:

•	Sign Making and Specialty Graphics (Gerber Scientific Products and Spandex business units);
•	Apparel and Flexible Materials (Gerber Technology); and
•	Ophthalmic Lens Processing (Gerber Coburn).

Gerber's sales strategy emphasizes new product development and expansion into new geographic markets.  Gerber's product development process focuses on platform development that enables the company to leverage its product innovations with product extensions and add-ons.  Gerber's long-term growth strategy features geographic expansion in Asian markets, particularly in China, and the addition of markets throughout Europe.  Gerber pursues a number of initiatives intended to improve its operating efficiency and gross profit margins.  The focus of this effort is the implementation of lean manufacturing principles aimed at increasing Gerber's profit margins, including strengthening manufacturing policies and procedures, consolidating and improving supplier relationships, improving inventory methods and reducing inventory, seeking low-cost sourcing opportunities for key parts and components used in the company's newer products, and increasing the company's offerings of higher-margin value-added products, especially within aftermarket supplies.  Gerber believes that the foregoing strategies will position Gerber for resumption in growth when Gerber's markets recover.  Despite the current economic downturn, Gerber completed several initiatives in fiscal 2009 to promote future growth.

Late in fiscal 2008 and early in fiscal 2009, Gerber launched several key new products, including the Solara ion UV inkjet printers; the DTL200 generator and MAAT polisher, which together form the basis for the Advanced Lens Processing System with free-form capability; and the Z7 GERBERcutter, the first in the new Z series of premium line of multi-ply cutting systems.  Key new products, driven by sales of the Solara ion, generated $32.7 million in revenue during fiscal 2009 compared with new product revenue of $36.7 million in fiscal 2008.  Gerber believes that the impact of the weak global economy and adverse credit markets that reduced credit availability for potential customers negatively impacted these product launches in fiscal 2009.

As part of Gerber's strategic process, management continually reviews its operating segments and selected markets in terms of their potential long-term returns.  Management periodically reviews and negotiates potential business acquisitions and divestitures, some of which may be material.  Decisions regarding "bolt-on" acquisitions generally focus on candidates that will contribute to the growth of Gerber's core businesses, increase earnings per share, and generate positive cash flow in the first year of acquisition.  Gerber may also consider business divestitures if management determines that the applicable business no longer meets Gerber's long-term strategic objectives or that the divestiture could increase cash flows.

Gerber completed two key acquisitions in fiscal 2009.  In September 2008, Gerber acquired Gamma Computer Tech Co., Ltd. in China for a purchase price of approximately $5.1 million.  Gamma, a manufacturer of equipment for the apparel and flexible materials markets, is expected to expand Gerber's operations in this segment in China.  In October 2008, Gerber acquired Virtek Vision International, Inc. for a purchase price of approximately $29.0 million.  Virtek, a manufacturer of precision laser-based templating, inspection, marking and engraving solutions, expands Gerber Technology's footprint in the composite materials manufacturing value chain by extending its capabilities to provide an integrated solution in industrial applications.  Together, these acquisitions generated revenue of approximately $23.1 million in fiscal 2009.

While new products and acquisitions had a positive impact on fiscal 2009 sales results, the weak global economy, which was believed to have caused uncertainty and reduced end-market visibility for customers, combined with reduced availability of credit for equipment purchases and the negative impact on international sales of a strengthening United States dollar, more than offset the positive benefits.  The table below presents revenue by reportable segment for the past three fiscal years.  The decline across each segment in fiscal 2009 illustrates the impact of the weak global economy upon Gerber's business.

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Sign Making and Specialty Graphics	$320,705	$361,086	$302,087
Apparel and Flexible Materials	174,566	207,945	196,164
Ophthalmic Lens Processing	57,543	70,986	76,547
Revenue	$552,814	$640,017	$574,798

To moderate the impact of the worsening economic downturn, Gerber initiated several actions, including workforce reductions, in fiscal 2009 to control its operating costs.  Gerber continues to focus on controlling costs and is managing all aspects of its business to mitigate the effects of the current adverse economic environment.

The following table presents the components of operating income as a percentage of consolidated revenue.

	For the Fiscal Years Ended April 30,
	2009	2008	2007
Gross profit margin	27.9%	29.1%	30.0%
Selling, general and administrative ("SG&A") expenses	(22.7)%	(21.1)%	(21.7)%
Research and development	(4.1)%	(4.1)%	(4.2)%
Operating income	1.1%	3.9%	4.1%

The fiscal 2009 decline in gross profit margin was primarily attributable to overall lower sales volume, a lower sales contribution from Gerber's higher-margin software business and severance costs.  Fiscal 2008 gross profit margin benefited from $2.3 million of patent license income.

To help mitigate the impacts of lower sales volume during fiscal 2009, Gerber focused on reducing its cost structure by several actions, including workforce reductions, facility rationalization plans and discretionary spending control.  The full benefit of the workforce reductions will be realized in fiscal 2010, as the mid-year timing of the actions and severance costs of $2.8 million partially offset the full benefit in fiscal 2009.  Gerber also implemented a ten percent salary reduction in the United States during the last two months of fiscal 2009 that continued into fiscal 2010, as well as certain furlough actions in the United States.  Gerber expects to realize $16.8 million in savings as a result of the fiscal 2009 workforce reduction actions in fiscal 2010.  Facility rationalization plans during fiscal 2009 resulted in a non-cash benefit of $0.9 million to SG&A expenses as a result of management's decision to utilize a leased facility that was vacant, eliminating the need for a previously established restructuring accrual.  Effective April 30, 2009, Gerber froze its pension plan benefits, which eliminated future benefit accruals for participants in Gerber's United States defined benefit pension plans.  Gerber expects that this action, coupled with the impact of fiscal 2010 pension assumptions, should result in a reduction of approximately $2.3 million of pension plan expenses in fiscal 2010.

Net income in fiscal 2009 was favorably impacted by a tax benefit of $3.2 million from the merger of two French subsidiaries and $0.6 million of a pre-tax gain from the sale of its Australian facility, and was adversely impacted by $2.3 million of pre-tax impairment charges related to an investment deemed other-than-temporarily impaired.  Net income in fiscal 2008 included the benefit of non-recurring pre-tax gains of $2.3 million related to the sale of a land parcel and the sale of the Ophthalmic Lens Processing segment's Innovations software.  Fiscal 2007 results included a realized gain of $1.0 million related to the sale of certain investments.

Economic conditions can significantly impact Gerber's businesses, as experienced during fiscal 2009, and these challenging conditions have continued to date into fiscal 2010.  Delays in customer orders and overall weaker demand due to the global recession and depressed credit markets present a significant challenge in forecasting customer purchase patterns and, as  a result, Gerber's performance.  Gerber believes that the significant efforts to stimulate the global economy will have a beneficial impact in the second half of fiscal 2010.  Although global economic uncertainty continues, Gerber believes that the strength of its product portfolio, diversified business model and streamlined organizational structure should allow Gerber to resume growth quickly when its markets begin to recover.  Until this economic recovery occurs, Gerber will continue to manage all aspects of its business with a heightened focus on cash generation.

RESULTS OF OPERATIONS

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Revenue	$552,814	$640,017	$574,798
Cost of sales	398,436	453,484	402,424
Gross profit	154,378	186,533	172,374
Selling, general and administrative expenses	125,726	135,297	124,460
Research and development	22,417	26,187	24,282
Operating income	$6,235	$25,049	$23,632

Revenue – Consolidated revenue for fiscal 2009 decreased by $87.2 million, or 13.6 percent, from fiscal 2008 levels.  As a significant portion of Gerber's revenue base is international, fluctuations in foreign currency rates can have a significant impact on revenue.  Unfavorable foreign currency translations negatively impacted fiscal 2009 revenue by approximately $18.9 million as a result of the United States dollar strengthening against several other currencies in which Gerber transacts business as compared with fiscal 2008.  Lower sales volume negatively impacted revenue by approximately $95.6 million and was partially offset by the benefit of $23.1 million from the two acquisitions completed in fiscal 2009 and favorable pricing of $4.2 million.  Gerber believes that the company has not lost market share in its various markets and that weak economic conditions account for most of the volume decline in Gerber's fiscal 2009 revenue.  Fiscal 2008 revenue increased $65.2 million, or 11.3 percent, compared with fiscal 2007.  The increase included favorable foreign currency translation of $37.1 million compared with fiscal 2007 and $14.1 million of revenue contribution from the acquisition of Data Technology.

The table below presents revenue by source for the fiscal years ended April 30, 2009, 2008 and 2007.

	For the Fiscal Years Ended April 30,
In thousands	2009		2008		2007
Equipment and software revenue	$159,505	29%	$205,180	32%	$192,166	33%
Aftermarket supplies revenue	319,857	58%	360,765	56%	316,975	55%
Service revenue	73,452	13%	74,072	12%	65,657	12%
Revenue	$552,814	100%	$640,017	100%	$574,798	100%

Equipment and software revenue declined 22.3 percent in fiscal 2009 compared with fiscal 2008.  Gerber believes the lower equipment orders and revenue in fiscal 2009 were indicative of customer delays in making capital expenditures caused by the weak economy and the lack of credit availability to finance new equipment purchases, as well as unfavorable foreign currency translation as compared with fiscal 2008.  Gerber launched several key new products in late fiscal 2008 and fiscal 2009, which contributed $32.7 million of incremental revenue in fiscal 2009.  While numerous new equipment products and enhancements were launched in fiscal 2009, the most significant contributors to fiscal 2009 sales performance included the Solara ion, a wide-format ultraviolet inkjet printer, the Z7 GERBERcutter, a high performance multi-ply cutting system and the DTL200 generator and MAAT polisher, which together form the basis for the Advanced Lens Processing System with free-form capability.  Gerber believes that it is well positioned to capitalize on demand when the economies in its various markets recover.

Aftermarket supplies revenue decreased 11.3 percent from fiscal 2008 to fiscal 2009.  The decrease was primarily attributable to lower sales volume at Gerber's end-user customer locations within the Sign Making and Specialty Graphics segment and unfavorable foreign currency translation compared with fiscal 2008.  Typically, aftermarket supplies sales of replacement parts and consumables remain relatively stable due to the large base of installed equipment in use, even during turbulent economic conditions.

Service revenue decreased 0.8 percent from fiscal 2008 to fiscal 2009.  The increased equipment installed base and related service contracts over the past few fiscal years partially mitigated the full economic impact on fiscal 2009 service revenue.  Similar to aftermarket sales, service revenue typically remains relatively stable due to the large base of installed equipment.

The following table presents segment revenue as a percentage of consolidated revenue in fiscal 2009, 2008 and 2007:

	For the Fiscal Years Ended April 30,
	2009	2008	2007
Sign Making and Specialty Graphics	58%	56%	53%
Apparel and Flexible Materials	32%	33%	34%
Ophthalmic Lens Processing	10%	11%	13%
	100%	100%	100%

The increased contribution from the Sign Making and Specialty Graphics segment primarily reflected results of the Spandex business unit, whose operations within Europe were not adversely affected by the worsening economic conditions until mid-fiscal 2009.

Revenue by geographic region and as a percentage of consolidated revenue in fiscal 2009, 2008 and 2007 was as follows:

	For the Fiscal Years Ended April 30,
In thousands	2009		2008		2007
North America	$215,765	39.0%	$208,225	32.5%	$197,451	34.4%
Europe	248,524	45.0%	292,252	45.7%	243,564	42.4%
Rest of World	88,525	16.0%	139,540	21.8%	133,783	23.2%
Revenue	$552,814	100.0%	$640,017	100.0%	$574,798	100.0%

The increase in revenue contributed from North America in fiscal 2009 primarily reflected incremental revenue from the Virtek acquisition.  This contribution was partially offset by weak demand from North America sign making and specialty graphics distributors and ophthalmic markets.  The reduced ophthalmic market demand reflected, in addition to weakened global economic conditions, the impact of continued larger laboratories industry consolidation efforts.  The fiscal 2009 decline in revenue contributed from Europe reflected lower demand as a result of global economic factors, particularly in the second half of fiscal 2009 and the impact of unfavorable foreign currency translation.  The decline in Rest of World revenue was primarily related to lower equipment and software demand from apparel markets within Asia.  Gerber reported revenue from China of $19.4 million, $32.4 million and $28.5 million for fiscal years 2009, 2008 and 2007, respectively.  Gerber believes that the revenue decline in fiscal 2009 was attributable to the weak global economy and was not indicative of a fundamental change in the demand for its products.

As an international company, Gerber's operating results are affected by global, industrial and political factors.  Global geographic sales expansion and industry diversification, both of which are key Gerber operating strategies, help to limit the adverse impact of any one industry or the economy of any single country on Gerber's consolidated revenue and operating results.  In fiscal 2010, Gerber expects to continue to focus both on its domestic and international operations by promoting new product launches worldwide and conducting business in targeted markets, particularly in the Rest of World region.

Gross Profit – Gross profit for the past three fiscal years is shown in the following table:

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Gross profit	$154,378	$186,533	$172,374
Gross profit margin	27.9%	29.1%	30.0%

Fiscal 2009 gross profit decreased 17.2 percent compared with fiscal 2008 directly as a result of the 13.6 percent decline in revenue.  Additionally, the impact of unfavorable foreign currency translations lowered gross profit by $6.7 million, or 3.6 percent, compared with fiscal 2008.  Gross profit for fiscal 2009 was also impacted by $0.8 million of severance costs incurred to implement workforce reductions.  Incremental gross profit from fiscal 2009 acquisitions and cost savings measures, including workforce reductions and manufacturing shut-downs, partially mitigated these declines.  Gross profit in fiscal 2008 compared with fiscal 2007 was positively impacted by favorable foreign currency translations, increased sales volume, including patent licensing income and a fiscal 2008 acquisition.

Gerber's gross profit margin has declined 2.1 percentage points over the past two fiscal years due principally to the negative impact of lower revenue on the fixed cost base and a higher revenue contribution from the Spandex distribution business, which realizes lower gross margins than Gerber's manufacturing businesses.  Compared to fiscal 2008, fiscal 2009 results reported lower software sales and revenue from licensing patents, both of which types of revenue typically carry a higher gross profit margin.  In response to the fiscal 2009 revenue decline, Gerber actively managed its fixed costs through workforce reductions.  Gerber also continued to focus on continuous improvement initiatives through the implementation of lean manufacturing principles.  Other initiatives pursued by Gerber to improve its profit margins include increasing the breadth and quality of product offerings, strengthening manufacturing policies and procedures and continuing to investigate low-cost sourcing opportunities for key parts and components used in its newer products.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	Change	2008	2007	Change
Selling, general and administrative expenses	$125,726	$135,297	(7.1%)	$135,297	$124,460	8.7%

The significant decline in SG&A expenses in fiscal 2009 compared with fiscal 2008 was principally attributable to fiscal 2009 workforce reductions.  The reduction in SG&A expenses also reflected reutilization of a previously vacated leased facility, which generated a non-cash expense reduction of $0.9 million from the reversal of a previously established restructuring reserve; a heightened focus on controlling all discretionary spending; the absence of an incentive compensation expense since performance objectives were not met; and the favorable impact of foreign currency translation of approximately $4.1 million compared with fiscal 2008.  SG&A expenses also benefited from lower selling expenses in fiscal 2009 attributable to lower sales volume and from a $0.6 million gain on the sale of property within the Ophthalmic Lens Processing segment.  The full benefit of these items in fiscal 2009 was moderated by incremental SG&A expenses of $7.1 million from the recent acquisitions; higher net bad debt expense of $2.3 million from general economic conditions; higher defined benefit plan expenses of $1.5 million; higher medical and other self-insurance costs of $1.1 million; and incremental severance costs of $0.5 million.  The higher defined benefit plan expenses included a $0.5 million curtailment loss recognized as a result of the freeze of future benefits.

SG&A expenses in fiscal 2008 included incentive compensation expense of $3.2 million; $0.9 million in professional fees related to Gerber's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or "FIN 48"; the unfavorable impact of foreign currency translations of approximately $6.2 million as compared with fiscal 2007; and the benefit from a gain of $1.0 million on the sale of assets within the Ophthalmic Lens Processing segment.  In comparison to fiscal 2007, fiscal 2008 SG&A expenses also reflected higher commissions, sales and marketing costs for strategic investments related to new products, and incremental costs from geographic expansion; higher severance costs of $0.7 million; lower incentive compensation expense of $1.0 million; lower self-insurance costs of $0.8 million; and lower pension costs of $0.7 million.  The lower incentive compensation expense primarily resulted from incentive compensation plan design changes adopted at the beginning of fiscal 2008.  Lower pension costs were primarily related to employee demographic changes.

SG&A expenses are expected to benefit in fiscal 2010 from actions initiated in fiscal 2009, including the reduction in workforce and the implementation of the pension plans freeze effective on April 30, 2009.

Research and Development

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	Change		2008	2007	Change
Research and development expenses ("R&D")	$22,417	$26,187	(14.4%	)	$26,187	$24,282	7.8%

Gerber has a strong commitment to the development of new products and believes that such efforts are important to its future prospects for profitable growth.  R&D as a percentage of revenue remained steady around 4.0 percent in the past three fiscal years.  The lower expenses in fiscal 2009 compared to historical levels reflected the impact of workforce reductions, though the decreased expenses were partially offset by $2.0 million of incremental development costs incurred by acquired companies during fiscal 2009.  Fiscal 2008 expenses increased by $1.9 million, primarily related to development activities associated with the Solara ion.  Fiscal 2010 spending on new product development is expected to continue at levels similar to those maintained in fiscal 2009.

Other Income (Expense), net

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Other income (expense), net	$(4,190)	$(132)	$524

Other income (expense) primarily includes interest income, bank fees and foreign currency transaction gains and losses.

Other income (expense) in fiscal 2009 included a $2.3 million non-cash charge related to the recording of an other-than-temporary impairment of an available-for-sale investment.  Though Gerber anticipates that this investment will recover its value over time, the duration of the loss and the inability to predict when the United States stock markets will recover resulted in Gerber determining that this investment was other-than-temporarily impaired during fiscal 2009.  Also included in fiscal 2009 results was a $0.7 million loss from a derivative transaction.

Other income (expense) in fiscal 2008 included a gain on the sale of a parcel of land in Connecticut of $1.3 million.

Other income in fiscal 2007 included realized investment gains of $1.0 million, which were primarily associated with sale activity within Gerber's rabbi trust mutual fund portfolio during fiscal 2007.

Interest Expense

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Interest expense	$3,746	$4,165	$3,530
Weighted-average credit facility interest rates	5.7%	8.6%	9.5%

Interest expense primarily consists of interest costs incurred related to Gerber's borrowings and the amortization of debt issuance costs.  Weighted-average credit facility interest rates have steadily decreased over the past three fiscal years, as a result both of declining market rates and more favorable credit facility rates associated with a refinancing completed in January 2008.  Gerber further amended its credit facility in March 2009.  The March 2009 amendment had the effect of increasing Gerber's cost of borrowing by approximately one percentage point from the January 2008 levels.  Gerber's average debt balances increased in both fiscal 2009 and 2008 due to borrowings to finance acquisitions.  The January 2008 refinancing reduced the amortization expense of debt issue costs, as refinancing costs were less than costs incurred under the previous credit facility.

In connection with the credit facility amendment in March 2009, Gerber incurred a $0.3 million loss for the write-off of certain deferred financing costs.  In connection with the January 2008 refinancing, Gerber incurred a $0.3 million loss from the early extinguishment of debt related to the remaining capitalized deferred debt issuance costs associated with its previous credit facilities.

Gerber's interest rates are based on market rates plus an applicable margin.  To lock in fixed market interest rates, Gerber entered into two interest rate swap agreements in fiscal 2009, each with two-year terms, to fix the interest rates on $45.0 million of its variable-interest rate debt.

Income Tax Expense

	For the Fiscal Years Ended April 30,
	2009	2008	2007
Effective tax rate	231.5%	30.1%	34.5%

During fiscal 2009, Gerber merged its two French subsidiaries in order to avoid redundant administrative costs and simplify the capital structure of the entities.  The total of net operating loss carryforwards available with respect to these subsidiaries immediately prior to the merger was $10.3 million.  As a result, it is more likely than not that the tax benefits from the loss carryforwards of the merged entity will be realized, and accordingly Gerber reversed a $3.2 million valuation reserve against these loss carryforwards.  Gerber's effective tax rate would have been 40.8 percent for fiscal 2009, excluding the non-recurring tax benefit from the merger of the French subsidiaries, as compared with the statutory rate of 35.0 percent.  The remaining 5.8 percentage points difference from the statutory rate of 35.0 percent primarily reflected adjustments to tax contingencies and the effects of international rate differences.

Reconciling differences for fiscal 2008 from the statutory rate of 35.0 percent were primarily attributable to benefits from foreign tax rate differentials, as well as adjustments to tax contingency reserves.  Benefits related to tax credits based on research and development costs also favorably impacted the effective tax rate in fiscal 2008.

SEGMENT REVIEW

Sign Making and Specialty Graphics

The Sign Making and Specialty Graphics segment has emphasized the development and sale of the Solara ion family of inkjet products, which offer advanced performance in UV inkjet printing by utilizing Gerber's patent pending Cold Fire Cure process and GerberCAT cationic ink.  The Cold Fire Cure process offers high-quality material compatibility and extends the life of curing lamps used in UV printing due to lower energy output and heat generation.  GerberCAT cationic ink, which offers an advanced matched print technology engine, enables printing on a wide array of both rigid and flexible substrates with high-quality adhesion, abrasion resistance and color output.  While market demand for inkjet printers is outpacing that of thermal printers, Gerber maintains a leadership position in the thermal imaging products line and believes that there is a continuing role for thermal imaging printers due to the large base of thermal printers still in use today.

	For the Fiscal Years Ended April 30,
	2009			2008			2007
In thousands	GSP	Spandex	Total	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$89,712	$230,993	$320,705	$102,689	$258,397	$361,086	$89,357	$212,730	$302,087
Operating income (loss)	$(1,741)	$9,559	$7,818	$1,376	$10,592	$11,968	$5,199	$6,419	$11,618

Fiscal 2009 segment revenue decreased $40.4 million, or 11.2 percent, from fiscal 2008, which included the negative impact of foreign currency translations of $15.1 million compared with fiscal 2008, of which $3.4 million related to GSP and $11.7 million related to Spandex.  Gerber believes that the weak global economy, which caused uncertainty and reduced end-market product demand for its customers, combined with the lack of credit availability to finance purchases, reduced demand for the segment's products and caused the majority of the remaining revenue decline in both business units.  Global markets for the Sign Making and Specialty Graphics segment are expected to recover when economies in GSP's various markets stabilize.  GSP also recorded $1.8 million less in patent licensing revenue in fiscal 2009 than in fiscal 2008.  Licensing revenue is not a predictable, recurring revenue source.  A significant portion of Spandex's sales consist of sales of aftermarket supplies, including inks and vinyls.  These sales typically provide a steady stream of revenue, although volumes fluctuate based on external demand for signage.  The revenue decline in Spandex's aftermarket supplies represented the majority of the business unit's decline in revenue for fiscal 2009 from fiscal 2008.  Partially offsetting the adverse global macroeconomic conditions were equipment sales of the Solara ion and related inks, which contributed incremental revenue of $17.3 million to fiscal 2009.  Gerber believes that economic conditions softened demand for the Solara ion compared with internally expected first year launch revenue.

Segment operating profit decreased $4.2 million for fiscal 2009 from fiscal 2008.  The decrease in operating profit reflected the impact of lower revenue, severance costs associated with the workforce reductions and higher bad debt expense associated with the worsening economic downturn.  GSP's operating loss also reflected incremental warranty costs associated with the Solara ion.  Savings from the workforce reductions and lack of incentive compensation cost partially mitigated the decline in operating profit.  Additionally, fiscal 2009 R&D spending for GSP was $2.6 million lower than in fiscal 2008, as fiscal 2008 R&D expenses included incremental costs to develop the Solara ion, which was launched in early fiscal 2009.  A $0.9 million non-cash expense reduction attributable to management's decision to utilize a leased facility that was previously vacated also partially offset GSP's operating loss.  Gerber anticipates that GSP's operating results will improve in fiscal 2010 with its pipeline of new products and anticipated future demand as economic conditions improve and credit markets stabilize.

Fiscal 2008 segment revenue increased from fiscal 2007 by $59.0 million, or 19.5 percent, which included approximately $27.6 million of favorable foreign currency translations.  On a business unit basis, GSP's fiscal 2008 revenue increased $13.3 million from fiscal 2007, which reflected favorable foreign currency translation of approximately $3.3 million; incremental revenue of $14.1 million from the May 2007 acquisition of Data Technology; and $2.3 million in patent licensing fees.  Spandex's revenue increased $45.7 million from fiscal 2007, which included $24.3 million of favorable foreign currency translations.  Fiscal 2008 revenue was impacted by lower inkjet printer equipment and aftermarket supplies revenue, which Gerber believes occurred as a result of customer delays in inkjet printer purchases in fiscal 2008 in anticipation of the launch of the Solara ion in early fiscal 2009.

Segment operating profit increased $0.4 million in fiscal 2008 from fiscal 2007, driven by the gross profit impact of higher revenue, increased supplier rebates related to higher sales volume purchases, and the contribution from the Data Technology acquisition.  Higher commissions, selling and marketing costs and higher research and development expenses related to investments in developing the Solara ion partially moderated segment operating performance in fiscal 2008.

Apparel and Flexible Materials

Apparel production has been migrating to Asian markets for the past several years and is now centered in those markets.  Over the past five years, Gerber's Apparel and Flexible Materials segment has increased its presence in Asia, particularly within China, through geographic expansion and the completion of two key acquisitions.  Gamma, acquired in September 2008, is a China-based manufacturer of equipment for apparel and flexible materials markets that is expected to expand Gerber's foothold in China.  Virtek, acquired in October 2008, is a manufacturer of precision laser-based templating, inspection, marking and engraving solutions used in composites material manufacturing.  While Virtek's operations are located in Canada and Germany, it serves global customers in the prefabricated construction, transportation, metalworking, tool, die and mold making industries on a worldwide basis.

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Segment revenue	$174,566	$207,945	$196,164
Segment operating profit	$12,059	$26,681	$27,601

Fiscal 2009 segment revenue decreased $33.4 million, or 16.1 percent, from fiscal 2008 and reflected the negative impact of $2.2 million from foreign currency translations compared with fiscal 2008.  Gerber believes that the remaining decline in revenue was attributable to the weak global economy, which created uncertainty and reduced end-market product demand for Gerber Technology's customers, and the lack of credit availability to finance purchases.  Equipment and software product line revenue was approximately 24.6 percent lower than in fiscal 2008.  Gerber believes this decline in revenue does not represent a loss of market share for the company, but rather reflects the adverse impacts of the economy on demand for GT's products among the business unit's customers.  China's apparel manufacturers have been significantly affected by the global recession and appear to have slowed capital equipment investments.  Segment revenue from China in fiscal 2009 of $18.5 million declined $12.1 million, or 39.5 percent, from fiscal 2008.  Partially offsetting these macroeconomic impacts, fiscal 2009 revenue included incremental revenue of $23.1 million from the recent acquisitions.  Gerber intends to utilize its global reach, service and customer relationships to increase future sales of the acquired business' products, as well as to introduce Virtek's products and services to customers in the flexible materials business.  Key new products revenue of $13.5 million reflected the introduction of several new equipment products over the last three fiscal years, including the Z7 GERBERcutter, a high performance multi-ply cutting system launched in fiscal 2009.  Gerber believes the new product launches in fiscal 2009 were negatively impacted by global economic factors.

Segment operating income for fiscal 2009 decreased $14.6 million from fiscal 2008.  Lower software and equipment sales in fiscal 2009 led to lower gross profits and resulted in a corresponding decrease in operating profit.  Additionally, fiscal 2009 bad debt expense increased $0.6 million from fiscal 2008 due primarily to economic factors.  Workforce reduction actions, an absence of incentive compensation cost, discretionary spending controls and lower sales and marketing expenses mitigated the full impact of lower revenue on operating income.  Gerber has implemented cost savings and synergies from its recent acquisitions, including the consolidation of certain production facilities and a reduction in workforce.  Those actions, which were accrued as part of purchase accounting for the acquisitions, should benefit this segment's future operating income.

Fiscal 2008 segment revenue increased $11.8 million, or 6.0 percent, from fiscal 2007.  Foreign currency translation had a positive impact of $7.4 million from fiscal 2007.  The remaining revenue growth was primarily attributable to higher volume, including sales of the XLc7000 multi-ply GERBERcutter®, the Taurus X Series leather cutter featuring Pivex™ technology and the GERBERspreader XLs50, as well as to increased software and service sales.  Fiscal 2008 greater China revenue of $30.5 million represented an increase of $2.4 million from fiscal 2007.

Segment operating profit for fiscal 2008 decreased $0.9 million from fiscal 2007, due principally to higher selling and marketing costs, as well as higher commissions expense.  The decrease in segment operating profit was moderated by an increased gross profit contribution of $2.9 million and lower incentive compensation of $0.7 million.

Ophthalmic Lens Processing

The production of free-form lenses represents a growing trend within the ophthalmic industry.  Free-form lens processing allows the production of a progressive (no-line multi-focal) lens surface through machining rather than casting or molding processes, and enables the lens laboratory to provide other value-added characteristics to the lens.  In late fiscal 2008, Gerber launched new products incorporating free-form capability, which are particularly attractive to larger laboratories.  These products include the DTL200 generator and the MAAT polisher, which together form the basis for the Advanced Lens Processing System, or "ALPS," with free-form capability.  The ophthalmic markets are continuing to undergo industry consolidations, with larger laboratories purchasing smaller independent laboratories, and large retail chains acquiring smaller chains and independent retailers, resulting in a smaller independent laboratory and retailer customer base.

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Segment revenue	$57,543	$70,986	$76,547
Segment operating profit	$3,198	$4,384	$2,913

Fiscal 2009 segment revenue decreased $13.4 million, or 18.9 percent, from fiscal 2008.  This reduction reflected $1.5 million of unfavorable foreign currency translation as compared with fiscal 2008.  The ophthalmic markets have been impacted by the weak global economy and the lack of credit availability to finance purchases, as well as the industry consolidations referred to above.  These factors have significantly affected equipment and aftermarket supplies revenue, resulting in lower fiscal 2009 revenue compared with historical periods.  Key new product revenue was $1.3 million for fiscal 2009 and included sales of the recently launched ALPS system.  Gerber believes that the new product launches in fiscal 2009 were negatively impacted by economic conditions.  Fiscal 2008 segment revenue decreased $5.6 million, or 7.3 percent, from fiscal 2007 and reflected $2.1 million of favorable foreign currency translation compared with fiscal 2007.  Gerber believes that the overall decrease in revenue was driven by industry consolidations, resulting in lower equipment and aftermarket supplies sales.  Fiscal 2008 segment revenue included $4.3 million of key new product revenue.

Despite lower revenue, this segment has maintained operating margins of approximately 6 percent in the past two years by significantly lowering its cost structure through workforce reductions and lean manufacturing initiatives.  Segment operating profit decreased $1.2 million, or 27.1 percent, in fiscal 2009 from fiscal 2008.  The decrease reflected the impact of lower gross profit and higher bad debt expense of $0.4 million related to macroeconomic factors.  The decline was significantly mitigated by cost savings from workforce reductions and lower R&D expenses.  Fiscal 2008 operating profit growth demonstrated the success of cost control measures and the benefits of Gerber's shared services model.  Partially offsetting these benefits in fiscal 2008, R&D expenses were higher related to the investment of development costs for the ALPS system.

Corporate Expenses

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Corporate operating expenses	$16,840	$17,984	$18,500

Corporate operating expenses in fiscal 2009 decreased $1.1 million from fiscal 2008.  The decrease primarily resulted from the non-recurrence of expenses incurred in fiscal 2008, including fiscal 2008 severance costs recorded within corporate expenses of $1.4 million.  Fiscal 2009 expenses did not include incentive compensation expense, as Gerber did not meet performance objectives.  Fiscal 2008 expenses included incentive compensation expense of $0.9 million.  Fiscal 2008 also included accounting professional fees associated with Gerber's adoption of FIN 48 of $0.9 million and other incremental accounting professional fees of $0.7 million.  Partially offsetting these items, higher self insurance costs of $1.1 million and higher defined pension benefit costs of $1.5 million were expensed in fiscal 2009.  The higher defined benefit costs included a curtailment loss of $0.5 million associated with the pension plan benefits freeze implemented as of April 30, 2009.

Corporate operating expenses in fiscal 2008 were $0.5 million lower than in fiscal 2007 primarily from lower pension expense of $0.8 million, lower self-insurance costs of $0.8 million and lower stock option compensation expense of $0.2 million.  Partially offsetting these benefits, fiscal 2008 corporate expenses included $0.9 million of professional fees to implement FIN 48 and incremental severance expense of $0.7 million as compared with fiscal 2007.  Fiscal 2007 corporate operating expenses included $0.4 million of professional fees associated with the fiscal 2007 year-end audit procedures that did not recur in fiscal 2008.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's $100 million senior secured revolving credit facility.  These sources of liquidity are subject to all of the risks of Gerber's business, including those described in Item 1A. "Risk Factors," and could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.  Global distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to its operations as of April 30, 2009.  Although Gerber has not experienced changes in credit availability, and does not currently anticipate such changes, Gerber's sales declined significantly in fiscal 2009.  Gerber has taken measures to control costs in order to partially offset the impact of further revenue declines on its results of operations and cash flows from operations.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in fiscal 2010 as compared with fiscal 2009.

Gerber believes that its cash on hand, cash flows from operations and borrowings expected to be available under its revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  As of April 30, 2009, cash balances were $10.3 million and $1.2 million was available for borrowing under the revolving credit facility, based on its financial covenants.  After the foregoing period, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  The actual amount and timing of Gerber's future capital requirements may differ materially from the company's estimates depending on the demand for its products and new market developments and opportunities.  If the company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient.  In addition, if Gerber successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital.  Additional sources of such capital may include equity and debt financing.  If Gerber believes it can obtain additional financing on acceptable terms, it may seek such financing at any time, to the extent that market conditions and other factors permit it to do so.  Any inability of Gerber to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitability.  The continuation of impaired equity and credit markets and restrictions under Gerber's revolving credit facility could adversely impact Gerber's ability to raise any required funds.

The following table provides information about Gerber's capitalization as of the dates indicated:

	April 30,
In thousands except ratio amounts	2009	2008
Cash and cash equivalents	$10,313	$13,892
Working capital	$92,839	$106,005
Total debt	$73,500	$42,000
Net debt (total debt less cash and cash equivalents)	$63,187	$28,108
Shareholders' equity	$148,302	$169,563
Total capital (net debt plus shareholders' equity)	$211,489	$197,671
Current ratio	2.02:1	1.89:1
Net debt-to-total capital ratio	29.9%	14.2%

Cash Flows

The following table provides information about Gerber's cash flows as of the dates indicated:

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Net cash provided by operating activities	$9,774	$10,205	$272
Net cash used for investing activities	$(40,418)	$(13,764)	$(5,901)
Net cash provided by financing activities	$30,139	$7,986	$117

Cash Provided by Operating Activities – Cash provided by operating activities in fiscal 2009 reflected operating earnings and working capital improvements.  Gerber realized a significant amount of cash from its accounts receivable in fiscal 2009 as a result of strong cash collections.  Gerber also reduced its inventories from April 30, 2008 levels.  Cash was utilized to pay vendors and fiscal 2008 bonuses, as well as pension plan contributions of $6.4 million.  Gerber anticipates that it will fund its pension plans $0.6 million in fiscal 2010, and may elect to make additional, voluntary contributions in excess of that amount.

Cash provided by operating activities in fiscal 2008 and 2007 was from operating earnings and was partially used to fund working capital increases, especially during fiscal 2007 as compared with fiscal 2008.  Accounts receivable increased in both years as a result of elevated sales volume during Gerber's fourth quarter as compared with the same periods in the corresponding prior years.  The increase in inventories in both years reflected planned increases for new products and an investment in carrying a higher quantity of aftermarket supplies to satisfy customer demands.  The fluctuation in accounts payable for both years was primarily related to the timing of cash payments.  Gerber funded its pension plans with contributions of $6.0 million in fiscal 2008 and $4.6 million in fiscal 2007.

Cash Used for Investing Activities – Cash used for investing activities in fiscal 2009 was primarily for the acquisitions of Virtek and Gamma totaling $34.3 million and $8.2 million for capital expenditures.  Capital expenditures included investments in information technology for customer relationship management software, machinery, equipment and tooling for new products and capitalized software costs.  Gerber expects fiscal 2010 capital expenditures will total approximately $7.0 million to $8.0 million.  Gerber may invest additional funds in new acquisitions of businesses that satisfy its acquisition criteria.

Cash used for investing activities in fiscal 2008 was primarily for capital expenditures of $8.6 million and the purchase of Data Technology for $4.7 million.  Capital expenditures included investments in information technology for customer relationship management software and machinery, equipment and tooling for new products.

Gerber used $5.9 million of cash for investing activities in fiscal 2007, primarily for capital expenditures of $3.9 million and $1.5 million for a business acquisition of a distribution and service business in Spain in the Apparel and Flexible Materials segment.

Cash Provided by Financing Activities – Cash provided by financing activities in fiscal 2009 was primarily from borrowings under the revolving credit facility to finance acquisitions and other operating activities, and was partially offset by $1.2 million of financing costs incurred to amend the credit facility during fiscal 2009.

Cash provided by financing activities in fiscal 2008 was primarily from borrowings under the revolving credit facility, including borrowings to finance the Data Technology acquisition and other operating activities.

In fiscal 2007, net debt repayments were $3.8 million, partially funded by cash received from stock option exercises.

Financial Condition – As of April 30, 2009, the United States dollar strengthened against the euro, the pound sterling and the Canadian and Australian dollars, resulting in lower translated euro, pound sterling, Canadian and Australian dollar-denominated assets and liabilities compared with April 30, 2008.  The most significant portion of Gerber's international assets and liabilities are denominated in the euro.  Gerber's Consolidated Balance Sheet as of April 30, 2009 reflected the acquired assets and liabilities associated with the Virtek and Gamma acquisitions.

Net accounts receivable decreased to $87.8 million as of April 30, 2009 from $120.8 million as of April 30, 2008.  The decrease was primarily attributable to lower revenue in fiscal 2009, strong cash collections and the impact of foreign currency translations.

Partially offsetting the decrease was the addition of acquired accounts receivable from the acquisitions.  Days sales outstanding was 66 days as of April 30, 2009 compared with 63 days as of April 30, 2008.

Inventories decreased to $72.1 million as of April 30, 2009 from $76.9 million as of April 30, 2008, primarily due to the impact of foreign currency translations and a focus on inventory management.  Inventories added from the acquisitions partially offset the decrease.  Inventory turnover decreased to 4.6 times annually as of April 30, 2009 compared with 6.4 times annually as of April 30, 2008 due to the lower sales volume.

Net property, plant and equipment decreased to $37.1 million as of April 30, 2009 from $39.9 million as of April 30, 2008, which reflected depreciation expense of $9.0 million, the sale of a facility in Australia and the impact of foreign currency translations.  Capital expenditures of $8.2 million and the impact of acquisitions partially offset the decrease.

The increase in goodwill was associated with the Virtek and Gamma acquisitions and was partially offset by the impact of foreign currency translations.

Accounts payable and other current liabilities decreased to $78.0 million as of April 30, 2009 from $102.6 million as of April 30, 2008, primarily due to payments of fiscal 2008 incentive compensation and the impact of foreign currency translations.  The acquired liabilities from the Virtek and Gamma acquisitions partially offset the decrease.  Days purchases outstanding remained largely unchanged at 39 days as of April 30, 2009 compared with 38 days as of April 30, 2008.

Deferred revenue decreased to $13.1 million from $16.4 million as a result of providing the required services during fiscal 2009, coupled with a decrease in new service agreements in the current period, as well as the impact of foreign currency translations.  The decrease in new service agreements was related to overall lower equipment sales.  The acquired deferred revenue from Virtek partially offset the decrease.

The accrued pension benefit liability increased to $29.6 million as of April 30, 2009 from $28.5 million as of April 30, 2008, which primarily reflected lower pension asset values than in the prior year.  Pension plan contributions of $6.4 million partially offset the overall increase.

Long-term Debt – Gerber entered into a credit agreement on January 31, 2008 with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders and amended the credit agreement in March 2009.  The lenders under the credit agreement have extended Gerber a $100 million senior secured revolving credit facility.  In addition, Gerber may elect, subject to compliance with specified conditions, to solicit the lenders under the credit agreement to increase by up to $50 million the total principal amount of borrowings available under the credit facility.  The facility matures on January 31, 2012.

Outstanding borrowings under the credit agreement accrue interest at an annual rate equal to, at Gerber's option, the defined Applicable Base Rate, or "ABR," or the London Interbank Offered Rate, or "LIBOR," plus a variable margin.  An annual commitment fee is payable quarterly based upon the unused amount of the credit agreement at a specified margin.  The margins and commitment fees are based on Gerber's ratio of Total Funded Debt to Consolidated EBITDA, as illustrated in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin (basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

The credit agreement contains customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.  Gerber's performance under the credit agreement is collateralized by first-priority liens on selected assets and the pledge of capital stock of Gerber and certain of its subsidiaries.

The financial covenants in the credit agreement include the ratio of Total Funded Debt to Consolidated EBITDA, which requires Gerber to maintain a ratio less than 3.75:1.0 beginning with the quarter ended April 30, 2009 through the quarter ending October 31, 2009, a ratio of 3.25:1.0 for the quarter ending January 31, 2010 through the quarter ending April 30, 2010 and 3.0:1.0 for the quarter ending July 31, 2010 and thereafter.  A ratio of Consolidated EBIT to Consolidated Interest Expense requires Gerber to maintain a ratio greater than 2.75:1.0 for the quarter ended April 30, 2009, 2.25:1.0 for the quarter ending July 31, 2009, 2.0:1.0 for the quarter ending October 31, 2009, 2.25:1.0 for the quarter ending January 31, 2010, 2.75:1.0 for the quarter ending April 30, 2010 and 3.0:1.0 for the quarter ending July 31, 2010 and thereafter.  The credit agreement also contains a maximum capital expenditures covenant, which limits Gerber to annual capital expenditures of not more than $10.0 million.  Gerber also must comply with a minimum asset coverage covenant ratio at least 1:1 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55 percent of consolidated net accounts receivable plus 25 percent of consolidated inventories and $20.0 million for consolidated fixed assets.  The definition of EBITDA in the credit agreement excludes, among other items, certain gains and expenses, including other-than-temporary impairment asset charges, non-cash stock compensation, non-recurring fees and expenses associated with the credit agreement amendment executed in March 2009, and non-cash purchase accounting adjustments that amortize into EBITDA and includes, among other items, pro forma EBITDA from acquired companies.  Gerber was in compliance with its financial covenants as of April 30, 2009, as shown in the following table:

Covenant	Requirement	Actual as of April 30, 2009
Total Funded Debt to Consolidated EBITDA	Less than 3.75:1.0	3.69:1.0
Consolidated EBIT to Consolidated Interest Expense	Greater than 2.75:1.0	3.05:1.0
Asset Coverage Ratio	At least 1.0:1.0	1.2:1.0

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of failure by Gerber to continue to be in compliance with any covenants, Gerber would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.

The credit agreement contains certain subjective acceleration causes under which, upon the occurrence of a change in Gerber's financial condition, business or operations considered by the lenders to be materially adverse to Gerber, the lenders may cause amounts due under the agreement to become immediately due and payable.  The credit agreement also contains certain cross-default provisions, which provide that default by Gerber under other lending arrangements could cause Gerber to be in default under the credit agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Gerber's participation in financing arrangements to assist customers in obtaining leases with third parties constitute the only off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.  Gerber has agreements with major financial services institutions, or "lessors," to assist Gerber's customers, or "lessees," in obtaining lease financing to purchase Gerber's equipment.  Equipment is typically leased for periods of two to six years.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, Gerber has a liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to Gerber.  In most cases, Gerber then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution.  As of April 30, 2009, the amount of lease receivables financed under the agreements between the external financial services institutions and the lessees was $7.8 million.  Gerber's net exposure related to recourse provisions under these agreements was approximately $3.5 million.  As of April 30, 2009 and 2008, Gerber recorded undiscounted accruals for the expected losses under recourse provisions of $0.2 million for both periods.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

As of April 30, 2009, Gerber had the following contractual cash obligations and commercial commitments:

	Payments Due by Period
In thousands	Total		Less Than 1 Year		1-3 Years		3-5 Years		More than 5 Years
Long-term debt obligations	$73,500	*	$	---	$67,500	*	$	---	$6,000	*
Lease obligations	59,411			11,699	17,045			12,218	18,449
Inventory and other purchase obligations	26,728			22,901	3,827			---	---
Qualified and non-qualified pension funding	5,875			586	1,163			1,163	2,963
Total	$165,514			$35,186	$89,535			$13,381	$27,412
*  Principal only, excludes interest payments.

The contractual cash obligations and commercial commitments table does not include any non-discretionary pension contributions for fiscal 2010.  Although Gerber anticipates making contributions subsequent to fiscal 2010, the amounts of any such contributions have been excluded from the table, since the timing of such contributions is based on plan assumptions that may materially differ from actual plan activities.  Amounts included in the table for pension contributions relate to the funding of benefit payments under Gerber's non-qualified pension plan and small international pension plans.

The above table does not reflect contingent acquisition payments including potential earn-outs related to the acquisitions of Gamma in fiscal 2009 and Data Technology in fiscal 2008.

The above table does not reflect unrecognized tax benefits of $3.4 million, the timing of which is uncertain.  Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information about such tax benefits.

CRITICAL ACCOUNTING ESTIMATES

Gerber's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.  Some of those accounting policies require management to make estimates and assumptions that affect amounts reported and the most significant of these are described in detail below.  Actual results could differ from management's estimates.

Inventories – Inventories are stated at the lower of cost or market value, with cost being determined using the first-in, first-out, or "FIFO," cost method. Inventory at the Apparel and Flexible Materials segment's foreign non-manufacturing companies is valued on a weighted-average basis, which approximates FIFO.

Gerber reviews the market value of inventory on an ongoing basis and records inventory write-downs as necessary to reflect estimated obsolescence, excess quantities and market value.  The amount of these write-downs equals the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions.

Excess and obsolete inventory is generally identified by comparing expected inventory usage to actual on-hand quantities and inventory write-downs are recorded when on-hand inventory is in excess of pre-defined usage estimates.  Usage estimates are primarily determined by projecting historical (actual) inventory usage levels for future periods.  Application of this methodology can have the effect of increasing inventory write-downs during periods of declining demand.  Inventories included a $10.5 million reduction as of April 30, 2009 for the estimated lower of cost-or-market adjustment against Gerber's standard costs.

Goodwill – Gerber reviews the value of goodwill for impairment annually during its fourth quarter, or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  No goodwill impairment was recorded during fiscal 2009.  The identification and measurement of goodwill impairment involves subjective estimation of the fair value of reporting units, using substantial estimates and assumptions that could affect whether an impairment charge is recognized and the amount thereof.

To assess goodwill for impairment, internal valuation analyses are performed.  Estimates of fair value are primarily determined using discounted cash flow analysis, which uses estimates and assumptions, including projected cash flows, and estimated discount rate assumptions and perpetual growth rates.  A 10 percent decrease in the fair value of Gerber's reporting units at the fiscal 2009 evaluation date would not have resulted in any goodwill impairments.

As of April 30, 2009, Gerber had $76.9 million of goodwill assets on its consolidated balance sheet which management believes are realizable based on the estimated cash flows of the associated businesses.  However, it is possible that the estimates and assumptions used in assessing that value, such as future sales and expense levels, may need to be re-evaluated in the case of further market deterioration, which could result in future impairment of those assets.

Pension plans – Effective on April 30, 2009, Gerber froze future benefit accruals under the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan, or “Pension Plan,” and the Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan, or “SERP.”  All benefits already accrued under the Pension Plan and the SERP remained intact, and service credits for retirement eligibility continue in accordance with the terms of each plan.

The amounts recognized in Gerber's consolidated financial statements for the qualified and nonqualified defined benefit pension plans are determined from actuarial valuations.  These valuations use assumptions relating to, among other variables, the expected return on plan assets, discount rates at which liabilities could be settled, the rate of increase in future compensation levels and amortization methodologies for unrecognized actuarial losses.  These assumptions are updated at the measurement date and are disclosed in Note 13 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.  In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and generally amortized over future periods and, therefore, affect expense recognized in future periods.

The expected return on plan assets assumption is developed by considering current and expected target asset allocation, historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon.  The effects of asset diversification and periodic fund rebalancing are also considered.  The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2009 was 8.25 percent and will be 8.25 percent for fiscal 2010.  With all other assumptions remaining constant, an increase or decrease of 0.5 percentage points in the expected long-term rate of return of the plan assets would increase or decrease fiscal 2010 consolidated income before income taxes by approximately $0.3 million.

As of April 30, 2008 and 2009, and for the years ended April 30, 2009 and ending April 30, 2010, the discount rate utilized for determining future pension obligations of the pension plans was based on Gerber's estimated future cash payments mapped against expected yields of high-quality, long-term corporate bonds from a benchmark yield curve.  The discount rate used for determining net periodic pension expense for fiscal 2009 was 6.50 percent and will be 7.25 percent for fiscal 2010.  With all other assumptions remaining constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would increase or decrease fiscal 2010 consolidated income before income taxes by approximately $0.1 million.

The assumed rate of increase in compensation levels was calculated based primarily on expected wage inflation prior to the freeze of the pension plans.  For fiscal 2009, the assumption for the long-term rate of increase in compensation levels used for determining net periodic pension expense was 4.0 percent.  The rate of compensation increase is no longer relevant to benefit obligations as of April 30, 2009 and thereafter with the effect of the pension plan benefits freeze on April 30, 2009.

Gerber historically amortized unrecognized net actuarial losses over the expected remaining service period of its plan participants.  With the effect of each plan freeze, Gerber changed its amortization period of unrecognized net actuarial losses to span over the estimated life expectancy of its plan participants.  The effect of this change on fiscal 2010 pension expense is a reduction of approximately $0.9 million as compared to the historical amortization method.

Pension expense for fiscal 2010 is expected to be approximately $2.1 million.  In subsequent fiscal years, future actual pension expense will depend on future investment performance, contributions, changes in future discount rates and various other factors related to the population of participants in Gerber's pension plans.

Income taxes – Gerber accounts for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or "SFAS 109," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

In assessing the need for a valuation allowance, Gerber estimates future taxable income, available tax planning strategies and the ability to realize tax loss and credit carryforwards.  In estimating future taxable income, Gerber has analyzed its historical earnings in each jurisdiction and considered the effect of certain nonrecurring items that negatively impacted earnings in those periods.  Gerber has also considered the favorable shift in profits between various jurisdictions resulting from tax planning strategies in assessing the ability to realize its deferred tax assets.

The realization of these deferred tax assets can be impacted by changes in tax law, statutory tax rates and future taxable income levels.  In the event Gerber were to determine that it would not be able to realize all or a portion of its deferred tax assets, an adjustment to the deferred tax assets would be recorded as a reduction to income in the period such determination was made.  Similarly, if Gerber were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would be recorded as an increase to income in the period such determination was made.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement assuming the tax authority has full knowledge of the position and all relevant facts.

Gerber operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  The Internal Revenue Service and other tax authorities routinely review Gerber's tax returns.  These audits can involve complex issues, which may require an extended period of time to resolve.  The impact of these examinations on Gerber's liability for income taxes cannot be presently determined.  In management's opinion, adequate provision has been made for potential adjustments arising from these examinations based on Gerber's estimated range of exposure.

Gerber has not recognized United States tax expense on the unremitted earnings and other basis differences with respect to certain of its foreign subsidiaries because it is not anticipated that such earnings will be remitted to the United States.  These undistributed earnings and basis differences were approximately $128.8 million as of April 30, 2009.  Gerber plans to reinvest these earnings permanently outside of the United States or only repatriate the earnings when it is advantageous to do so.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or "SFAS 165," which will be effective for Gerber on May 1, 2009.  The provisions of SFAS 165 will require additional disclosures surrounding subsequent events that occur after the balance sheet date and before the financial statements are available to be issued or issued.  Gerber will comply with the disclosure requirements of SFAS 165 in its first quarter filing for the period ending July 31, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or "FSP EITF 03-6-1," which will be effective for Gerber on May 1, 2009.  FSP EITF 03-6-1 clarifies that participating securities used to calculate basic earnings per share must include share-based payment awards that entitle holders to receive nonforfeitable dividends.  Therefore, basic earnings per share will include Gerber's unvested restricted stock awards upon adoption.  Additionally, FSP EITF 03-6-1 requires retrospective adjustment to all prior period earnings per share data.  The adoption of FSP EITF 03-6-1 is not expected to materially impact the disclosures of historical earnings per share.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or "SFAS 141R."  The provisions of SFAS 141R are effective for business acquisitions completed by Gerber beginning on May 1, 2009.  The potential impact of SFAS 141R on Gerber's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such future acquisitions.  Certain provisions in SFAS 141R could prospectively impact changes to previous recorded purchase accounting estimates.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or "SFAS 160."  The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 will be effective for Gerber beginning on May 1, 2009.  Gerber does not expect that the adoption of SFAS 160 will have a material impact on Gerber's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or "SFAS 157."  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The FASB also issued Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,or "FSP 157-1," and No. 157-2, Effective Date of FASB No. 157, or "FSP 157-2," which were also effective for Gerber on May 1, 2008.  FSP 157-1 excludes certain lease transactions from the scope of SFAS 157, and FSP 157-2 delayed Gerber's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009.  Gerber adopted SFAS 157 and the related FSPs for its financial assets and liabilities as of May 1, 2008.  Gerber does not expect that the adoption of SFAS No. 157 related to certain nonfinancial assets and liabilities will have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gerber is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

Credit Market Risk Exposures – Distress in credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a material adverse impact on its liquidity, financial position, operations or cash flows in fiscal 2010 as compared with fiscal 2009.

Foreign Currency Exposures – Gerber identifies and manages its foreign currency exposures at the corporate level and uses specific planning strategies by region and operation unit, which may include the use of foreign currency forward contracts, international tax transfer pricing strategies and intercompany loan planning strategies.  There were no foreign currency forward contracts in place as of April 30, 2009.

Interest Rate Exposures – Gerber finances its operations primarily through variable interest rate debt and is thus subject to market risk due to interest rate volatility.  To moderate the impact of that volatility, Gerber has entered into interest rate swap agreements that exchange variable LIBOR interest for fixed interest rates of 3.145 percent on $20.0 million of revolving credit facility debt and 2.65 percent on $25.0 million of such debt effective through fiscal 2011.  As of April 30, 2009, remaining obligations under Gerber's credit facility bore interest at floating rates, at Gerber's option, at an annual rate equal either to LIBOR or the defined Applicable Borrowing Rate plus a variable margin, which varies based upon certain financial measurements.  A 10 percent increase in the interest rate applicable to $22.5 million of variable-rate credit facility debt that is not fixed by derivative instruments would increase interest expense approximately $0.1 million annually.

Obligations under the outstanding $6.0 million of industrial development bonds accrue interest at rates that are adjusted weekly to market rates.  A 10 percent increase in the interest rate applicable to the outstanding balance on these bonds would not have a material impact to Gerber's consolidated financial position, results of operations or cash flows.

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

Gerber's management, including its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber's disclosure controls and procedures as of April 30, 2009.  Based upon that evaluation, Gerber's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber's internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Gerber's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On July 6, 2009, Gerber entered into an indemnification agreement with each of its directors.  The indemnification agreement supplements existing indemnification provisions in Gerber’s certificate of incorporation and provides contractual assurances to the directors regarding customary indemnification protections that generally may not be altered by future changes to Gerber’s certificate of incorporation without the director’s consent.

In general, the indemnification agreement provides that, subject to specified procedures, limitations and exceptions, Gerber will indemnify each director, to the fullest extent permitted by Connecticut law, in the event the director is or becomes involved (as a defendant, witness or respondent) in any pending or threatened action, suit or proceeding related to any act, omission, circumstance, occurrence or event before or after the date of the indemnification agreement, by reason of the fact that the director is or was a director, officer or other agent of Gerber.  This obligation includes indemnification for any reasonable expenses (including attorneys’ fees), judgments, fines, penalties, taxes and settlement amounts paid, payable or incurred by the director in connection with any such action, suit or proceeding.

Under the indemnification agreement, Gerber is also required to advance expenses prior to the final disposition of the matter, so long as the director makes certain affirmations as to the director’s conduct and Gerber receives a written undertaking by or on behalf of the director to repay Gerber for the amounts advanced if it is later determined that director is not entitled to indemnification for expenses.

Among other exceptions, Gerber is not obligated under the indemnification agreement to indemnify a director or advance expenses in connection with:

•
proceedings initiated voluntarily by the director and not by way of defense, except for claims brought to enforce a right under the indemnification agreement or claims made with the approval of the Board of Directors;

•	proceedings by or in right of Gerber, except for the payment of reasonable expenses incurred if it is determined that the director met the applicable standard of conduct under Connecticut law;
•	proceedings with respect to conduct for which the director was adjudged liable on the basis that the director received a financial benefit to which the director was not entitled;
•	liability expressly excluded under Article Seventh, Section 1 of Gerber’s certificate of incorporation, as it may be amended from time to time; or
•	any claim for expenses or the payment of profits arising out of the director’s purchase and sale of securities in violation of Section 16(b) of the Securities Exchange Act of 1934.

To the extent that Gerber maintains directors’ and officers’ liability insurance, the indemnification agreement requires that the director be covered to the maximum extent of the coverage available for any similarly situated person.  In addition, for a period of six years after the director last serves as a director of Gerber, the indemnification agreement requires Gerber to maintain, subject to specified limitations, the policy of directors’ and officers’ liability insurance then maintained by Gerber for the benefit of the director.  Gerber is required to use its commercially reasonable efforts to ensure that any agreement for the change in control of the company provides for the continuation of insurance for the benefit of the director that is comparable to the foregoing provision.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for information about Gerber's executive officers, which is incorporated by reference in this Item 10.

DIRECTORS

Biographical information concerning each of Gerber's Directors as of June 30, 2009 is presented below.

Donald P. Aiken, age 65, has served as a Director of Gerber since 1997 and has served as Chairman of the Board of Gerber since February 1, 2004. Mr. Aiken is retired. From August 2003 through December 2005, Mr. Aiken served as a Director of ABB Lummus Global, a subsidiary of ABB Ltd., a provider of engineering, procurement and construction-related services for customers in the oil and gas, petrochemical and refining, and power industries. Mr. Aiken also served as a consultant to ABB, Inc., a provider of power and automation technologies for utility and other industrial customers, from February 2004 through December 2005. He served as President and Chief Executive Officer of ABB, Inc. from February 2001 to January 2004. Mr. Aiken served on the Board of Directors of Xerium Technologies, Inc., a manufacturer and supplier of products used in the production of paper, until December 2008.

Marc T. Giles, age 53, has served as a Director and President and Chief Executive Officer of Gerber since November 2001. Mr. Giles began his career with Gerber in November 2000 as a Senior Vice President of Gerber and President of Gerber Technology, Inc. Before joining Gerber, Mr. Giles spent twelve years with FMC Corp., a producer of machinery and chemicals for industry and agriculture, where he served in a number of senior positions in sales and marketing management, strategy development, mergers and acquisitions, and general management. Mr. Giles serves as a Director on the boards of Lydall Inc., a provider of specialty engineered products for the thermal/acoustical and filtration/separation markets and the Connecticut Business & Industry Association.

Edward G. Jepsen, age 66, has served as a Director of Gerber since 2003. Mr. Jepsen is retired. Mr. Jepsen was the Executive Vice President and Chief Financial Officer of Amphenol Corporation from November 1988 until December 31, 2004. Amphenol Corporation is a manufacturer of electronic interconnect components. Mr. Jepsen is a member of the Board of Directors of Amphenol Corporation and is a Director of and chairman of the audit and finance committee and member of the compensation committee of ITC Holdings Corp., an investor in electricity transmission infrastructure improvements. Mr. Jepsen is Chair of Gerber's Audit and Finance Committee and serves on its Management Development and Compensation Committee.

Randall D. Ledford, Ph.D., age 59, has served as a Director of Gerber since 2003. Dr. Ledford has served since 1997 as Senior Vice President and Chief Technology Officer of Emerson Electric Company and as President of Emerson Venture Capital. Emerson Electric is engaged principally in the worldwide design, manufacture and sale of a broad range of electrical, electromechanical and electronic products and systems. Dr. Ledford serves on Gerber's Audit and Finance Committee and its Nominating and Corporate Governance Committee.

John R. Lord, age 65, has served as a Director of Gerber since 2003. Mr. Lord served as the non-executive chairman of Carrier Corporation from January 2000 until April 2006. Mr. Lord was President and Chief Executive Officer of Carrier Corporation from April 1995 until his retirement in January 2000. Carrier Corporation, a division of United Technologies Corp., is the world’s largest manufacturer of air conditioning, heating and refrigeration equipment. Mr. Lord currently serves as a Director of Amphenol Corporation, a manufacturer of electronic interconnect components. Mr. Lord serves as Chair of Gerber's Management Development and Compensation Committee and on its Audit and Finance Committee.

Carole F. St. Mark, age 66, has served as a Director of Gerber since 1997. Ms. St. Mark is the founder and President of Growth Management LLC, a business development and strategic management company. Before her association with Growth Management LLC, Ms. St. Mark was employed by Pitney Bowes, Inc., a provider of office equipment and services, from 1980 to 1997, during which period she served in several senior positions, including President and Chief Executive Officer of Pitney Bowes Business Services. Ms. St. Mark serves as Chair of Gerber's Nominating and Corporate Governance Committee and on its Management Development and Compensation Committee.

W. Jerry Vereen, age 68, has served as a Director of Gerber since 1994. Mr. Vereen has served since 1976 as President of Riverside Manufacturing Company and its subsidiaries and also serves as that company’s Chairman and Chief Executive Officer. Riverside Manufacturing Company is primarily engaged in manufacturing and selling uniforms and business apparel to businesses and government agencies worldwide. Mr. Vereen serves on the Board of Directors of Georgia Power Company, where he also serves on the executive committee and the nuclear committee, of which he is chairman. He is a past chairman and current Director of the American Apparel and Footwear Association, and past chairman and current member of the Board of Directors of the International Apparel Federation, which is headquartered in Amsterdam, Netherlands. Mr. Vereen is also a director of the National Association of Uniform Manufacturers and Distributors. Mr. Vereen serves on Gerber's Audit and Finance Committee, Nominating and Corporate Governance Committee and Management Development and Compensation Committee.

Audit and Finance Committee

Gerber currently has a standing Audit and Finance Committee.  The Audit and Finance Committee, which held four meetings during fiscal 2009, currently consists of Mr. Jepsen, who is the Chair, Dr. Ledford, Mr. Lord and Mr. Vereen. The Board of Directors has determined that each member of this committee satisfies the NYSE’s Director independence standards. The Board of Directors also has determined that Edward G. Jepsen is an “audit committee financial expert,” as such term is defined in the SEC’s rules, and is independent of management within the meaning of the NYSE’s rules. This committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing Gerber's independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of the audit with management and the independent registered public accounting firm, reviewing the internal audit function, reviewing the adequacy of Gerber's system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in Gerber's annual and quarterly reports filed with the SEC, and exercising oversight with respect to Gerber's policies and procedures regarding adherence with legal requirements and risk management process.

Financial Code of Ethics

Gerber has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers, who include Gerber's principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The Financial Code of Ethics, which constitutes a "code of ethics" as defined by Item 406 of the SEC's Regulation S-K, is posted on Gerber's website at www.gerberscientific.com.  Copies of those documents may be obtained by any shareholder without charge by writing to Gerber Scientific, Inc., 83 Gerber Road West, South Windsor, Connecticut 06074, Attention:  Corporate Secretary.  To the extent required by SEC rules, Gerber intends to disclose any amendments to the Financial Code of Ethics and any waiver of a provision of the Financial Code of Ethics for the benefit of its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on Gerber's website within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Gerber's Directors, officers and persons who beneficially own more than 10% of the common stock to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Gerber.  The reporting persons are required by rules of the SEC to furnish Gerber with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) reports furnished to Gerber for fiscal 2009, or written representations that no other reports were required, Gerber believes that, except as described below, Gerber's Section 16(a) reporting persons complied with all filing requirements for fiscal 2009. In fiscal 2009, due to an administrative oversight, Alexander F. Incera, an executive officer, did not file on a timely basis one report with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Management Development and Compensation Committee

Gerber currently has a standing Management Development and Compensation Committee.  The Management Development and Compensation Committee, which held seven meetings during fiscal 2009, currently consists of Mr. Lord, who is the Chair, Ms. St. Mark, Mr. Jepsen and Mr. Vereen. The Board of Directors has determined that each member of this committee satisfies the NYSE’s director independence standards.

The two primary purposes of the Management Development and Compensation Committee are to evaluate and develop executive talent for Gerber and to conduct reviews of Gerber’s executive compensation strategies and oversee Gerber’s overall compensation programs.

The specific functions and responsibilities of the Management Development and Compensation Committee are set forth in the Committee’s charter. Under its charter, the Committee’s responsibilities include, among other things:

•
establishing a total compensation philosophy and policies that fairly reward Gerber’s executive officers for performance benefiting shareholders and that effectively attract and retain the executive resources necessary to manage Gerber;

•	assessing the competitiveness of each element of compensation paid to Gerber’s executive officers;

•
reviewing and approving the goals and objectives relevant to compensation of the Chief Executive Officer, or “CEO,” evaluating the performance of the CEO based on those goals and objectives, and approving the CEO’s compensation based on this evaluation;

•
reviewing the CEO’s evaluation of the performance of Gerber’s other executive officers based on the objectives established and approved by the Committee, and reviewing and approving the compensation of the other executive officers, taking into consideration, among other things, the recommendations of the CEO;

•
administering Gerber’s equity compensation plans, including approving equity incentive guidelines, the general size of overall grants, and specific grants to Gerber’s executive officers and other employees; and

•	reviewing succession plans relating to Gerber’s executive officers, including candidate readiness, management development initiatives and the need for external talent acquisition.

Under its charter, the Committee has the right to delegate some or all aspects of its authority and responsibilities to subcommittees of the Committee. During fiscal 2009, the Committee delegated oversight of Gerber’s pension, 401(k) and nonqualified supplemental employee retirement plans to an executive-led Investment Committee and Benefits Committee. The Committee did not otherwise delegate any of its responsibilities, including its responsibilities in approving equity grants to Gerber employees generally.

As discussed in the “Compensation Discussion and Analysis” below, the CEO, Mr. Giles, annually reports to the Committee his review and evaluation of each of Gerber’s other executive officers, including the named executive officers set forth in the Fiscal 2009 Summary Compensation Table below. Mr. Giles also recommends to the Committee the base salaries or base salary increases, for each such executive, as well as the size of annual equity grants, if any, to be awarded to each officer. In addition, although the Committee as a whole reviews and approves the performance targets to be used each year for purposes of Gerber’s annual incentive compensation plan, Mr. Giles and Gerber’s Vice President, Global Human Resources collectively recommend to the Committee the “threshold” level of performance that must be reached prior to any payments under the plan, as well as the “maximum” amounts that can be earned pursuant to the plan. With respect to all of these recommendations, however, the Committee has the final review and approval. Gerber’s Vice President, Global Human Resources serves as management’s liaison to the Committee and works with the Committee Chair to prepare the agendas for its regularly scheduled and, if applicable, special meetings.

Under the Committee’s charter, the Committee has the sole authority to retain, amend the engagement of and terminate any compensation consultant used to assist in the evaluation of CEO or executive officer compensation. As discussed in the “Compensation Discussion and Analysis” below, the Committee retained Hewitt Associates in fiscal 2008 to conduct a peer group study to determine how Gerber’s executive compensation compared with executive compensation paid by comparable businesses. At the request of the Committee, Hewitt reviewed the proxy compensation data for 21 U.S.-based peer companies, as chosen by the Committee, and adjusted all of the data to be comparable based on Gerber’s revenue. As further described in the “Compensation Discussion and Analysis” below, as a result of this study, the Committee asked the Vice President, Global Human Resources to propose a new equity program structure, with Hewitt providing guidance and oversight and the Committee retaining final authority for both Hewitt’s consulting services and the design of the program. In accordance with this request by the Committee, the Vice President, Global Human Resources proposed, Hewitt endorsed and the Committee approved a plan to double the executive long-term incentives over a three-year period and to implement, for members of the senior management team, a shift to grants of stock options and restricted stock, in lieu of grants of stock options only.

Director Compensation

Gerber currently has six non-employee Directors and one director, Mr. Giles, who is an employee.

Cash Fees

Directors who are not employees of Gerber receive an annual fee of $40,000 for their service on the Board of Directors.  The Chair of the Audit and Finance Committee receives an additional annual fee of $5,000. In addition to their annual fees, non-employee Directors receive fees of $1,500 for each Board meeting attended, $1,500 for each committee meeting attended or, for any Director who serves as Chair of a committee, $3,000 for each committee meeting attended. Meeting attendance fees are paid whether attendance is in person or by conference telephone. Although the Chairman of the Board attends the committee meetings, he does not receive fees for his attendance. All fees for Board and committee service are paid in cash. Directors who are also employees of Gerber receive no fees for their service on the Board of Directors. All Directors are entitled to reimbursement for their reasonable out-of-pocket travel expenditures incurred in attending Board committee meetings.

Equity Grants

The Non-Employee Director’s Stock Grant Plan credits non-employee Directors annually with 5,000 shares of Gerber's common stock. One quarter of these shares, or 1,250 shares, are credited to a Director’s account on the last business day of each calendar quarter. Delivery of such shares is deferred until the Director ceases to serve as a Director. All shares are issued under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan and are fully vested upon grant.

Chairman’s Fee

Mr. Aiken serves as Chairman of the Board. In addition to receiving the compensation for service as a Director described above, Mr. Aiken receives a fee of $12,500 per month for his services as Chairman.

Deferrals

Under the Agreement for Deferment of Director Fees, each non-employee Director may elect to defer all or part of the Director’s annual cash fees and Board and committee meeting cash attendance fees until a future date selected by the Director. Until the termination of the Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan in August 2002, a Director could elect to have the deferral held in cash, on which interest accrues at market rates, or in shares of Gerber common stock issued under that plan. From August 2002 until the Agreement for Deferment of Director Fees was amended in January 2006, deferred amounts were held in cash, on which interest accrued at market rates. In January 2006, the Agreement for Deferment of Director Fees was amended to provide non-employee Directors with the option, from and after January 1, 2006, to have amounts deferred held in shares of Gerber common stock or in cash, on which interest accrues at market rates. A total of 100,000 shares of Gerber common stock may be issued pursuant to the Agreement for Deferment of Director Fees to be credited to a Director’s account established in accordance with the Agreement. These arrangements remain in effect notwithstanding the termination of the 1992 Non-Employee Director Stock Option Plan.

The following table shows the compensation paid to or earned by the non-employee Directors for fiscal 2009.

Fiscal 2009 Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	OptionAwards($)(3)	Non-EquityIncentive PlanCompensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All OtherCompensation ($)	Total ($)
Donald P. Aiken	211,000	35,025	—	—	—	—	246,025
Chairman
W. Jerry Vereen	80,500	35,025	—	—	—	—	115,525
Member of Audit and Finance Committee, Nominating and Corporate Governance Committee and Management Development and Compensation Committee
Carole F. St. Mark	76,000	35,025	—	—	—	—	111,025
Chair of Nominating and Corporate Governance Committee and Member of Management Development and Compensation Committee
Edward G. Jepsen	87,250	35,025	—	—	—	—	122,275
Chair of Audit and Finance Committee and Member of Management Development and Compensation Committee
John R. Lord	86,500	35,025	—	—	—	—	121,525
Chair of Management Development and Compensation Committee and Member of Audit and Finance Committee
Randall D. Ledford	68,500	35,025	—	—	—	—	103,525
Member of Nominating and Corporate Governance Committee and Audit and Finance Committee

(1)	Mr. Giles is the only Director who is an employee of Gerber. Mr. Giles does not receive any compensation for his service on the Board.
(2)
Amounts represent the dollar amount recognized for financial statement reporting purposes for each non-employee Director in fiscal 2009 as computed in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or "SFAS 123R."  Because shares issued to the non-employee Directors are fully vested at grant, the amount shown represents the full grant date fair value of each annual fee award of $35,025 computed in accordance with SFAS 123R. For the assumptions relating to this valuation, see Note 11 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

(3)
As stated in the narrative preceding the table, all grants of common stock to the non-employee Directors are fully vested upon grant. Under the 1992 Non-Employee Director Stock Option Plan, which expired in August 2002, the following Directors continue to hold unexercised stock options, all of which were fully vested as of April 30, 2009:

Director	Options (#)
Donald P. Aiken	9,000
W. Jerry Vereen	9,000
Carole F. St. Mark	9,000

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Objectives

The primary objective of the Gerber executive compensation program is to attract, retain and motivate high-quality talent. We expect our executives to effectively manage the company’s resources, maintain its fiscal integrity and enhance its long-term growth potential. We reward them for attaining specific short-term performance goals and provide equity to reward long-term performance. Each member of our senior management team, which includes the five named executive officers set forth in the “Fiscal 2009 Summary Compensation Table” following this Compensation Discussion and Analysis, who are referred to as the “named executive officers,” receives a total compensation package that is primarily performance-based.

We structure executive compensation to:

•      match incentive-based pay to Gerber’s annual goals and business strategies;
•      support our management development program by paying our executives competitively and fairly; and
•      align executive and shareholder interests through equity compensation.

“Total Compensation” Philosophy

In determining any element of a named executive officer’s compensation, we believe the Management Development and Compensation Committee, which we refer to as the “Committee,” must consider the total compensation package for our review to be effective. The total package includes salary, annual incentive compensation and long-term equity. The Committee also considers retention-focused compensation, such as Gerber’s benefits program, and any compensation payable upon the executive’s termination. The elements of Gerber’s executive compensation are discussed in more detail under “Elements of Our Executive Compensation Program” below. In general, the Committee considers the following factors when setting executive compensation:

▪	each executive’s performance;
▪	each executive’s current total compensation level relative to peer companies;
▪	Gerber’s ability to afford the total compensation package;
▪	the desire to link pay and performance; and
▪	the relative pay among our executives.

Genesis of Current Executive Compensation Program

In 2004, we initiated a comprehensive review and redesign of Gerber’s executive compensation program. We began by comparing Gerber’s program to other programs within a peer group of companies. In particular, we set out to:

•	confirm Gerber’s historical practice of linking incentive compensation with results measured at the company and business unit levels;
•	tighten the existing severance and change in control agreements and thus also construct a model agreement for future use; and
•      align base salaries with market conditions and individual performance.

Although we began our review in 2004, we did not fully implement the re-designed program until Gerber’s shareholders approved the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan in September 2006. The Committee believes the review met each of the three key objectives set forth above and used the results in making compensation decisions for fiscal years 2005 through 2009.

Fiscal 2008 Review of Executive Compensation Program and Peer Group

During fiscal 2008, the Committee engaged Hewitt Associates to conduct a new peer group study to determine how our executive compensation compared with the executive compensation of comparable businesses. At the Committee’s request,

Hewitt reviewed proxy data for 21 U.S.-based peer companies. The Committee chose these data sources because they represent mid-sized, technology-based manufacturing companies or divisions of larger manufacturing companies with business units comparable to those of Gerber. We view many of these companies and business units as our competitors for talent. In light of some significant differences in scale among the companies, however, Hewitt adjusted all of the data to be comparable based on Gerber’s annual revenue. The following 21 companies were included in the peer group for Marc T. Giles, our CEO, and our other corporate executives, including the other named executive officers:

3D Systems Corporation	ESCO Technologies, Inc.	Newport Corporation

Applied Materials, Inc.	Esterline Technologies Co.	Parametric Technology Corporation

Brooks Automation, Inc.	Excel Technology, Inc.	Rofin-Sinar Technologies, Inc.

Cadence Design Systems, Inc.	GSI Group, Inc.	Roper Industries, Inc.

Coherent, Inc.	KLA-Tencor Corporation	Stratasys, Inc.

Cymer, Inc.	Mentor Graphics Corporation	Tektronix, Inc.

Electroglas, Inc.	MKS Instruments, Inc.	Veeco Instruments, Inc.

The study was completed in the summer of 2007. The study’s primary findings concerning Gerber’s executive compensation showed that:

•      base salaries were marginally below the 50th percentile;
•      short-term incentive compensation was significantly below the 50th percentile;
•      long-term incentives were significantly below the 50th percentile; and
•      equity compensation practices had shifted toward a more even balance of restricted stock and stock option grants.

Although the Committee requested Hewitt to review the compensation paid by Gerber as compared to the market, we do not strive to pay our executive officers, including the named executive officers, at a specific percentile of the market, whether by element or in total. Instead, the Committee used the information to understand what constitutes the median in executive compensation, by element as well as total compensation, among the companies with which we compete for our executives, and to obtain a general understanding of current compensation practices. The Hewitt data showed that our short-term and long-term incentives were not in line with our peer groups. The Committee concluded that our short-term incentives could be closer to the median of our peers if Gerber’s performance improved against the applicable performance targets, but that a more comprehensive plan was needed to improve our long-term incentives as compared to the market. A three-year plan, tied to Gerber's performance, was introduced to improve long-term incentive compensation. Other factors, as described below under “Other Considerations in Setting of Executive Compensation,” affect amounts actually paid to our executives.

Upon reviewing the results of the study, the Committee, the Vice President, Global Human Resources and the CEO, with regard to executives who report directly to the CEO, agreed that base pay did not need to be addressed systematically, although action with respect to individual executives might be appropriate over time. They further agreed that the annual incentive structure and target payouts were appropriate and that a combination of realistic objectives and strong performance would bring payouts into an appropriate range. Moreover, the survey showed that the relative pay among senior officers, including our CEO and other named executive officers, was relatively balanced as compared to that of our peers. Within these positions, experience and size of the business are factors to be considered. The Committee asked the Vice President, Global Human Resources to propose a new equity program structure, with Hewitt providing guidance and oversight and the Committee retaining final authority for both Hewitt’s consulting services and the design of the program.

As a result of this request by the Committee, the Vice President, Global Human Resources proposed, Hewitt endorsed and the Committee approved a plan to double the executive long-term incentives over a three-year period. The initial grants under this program were made in December 2007. The major change from previous practice was to shift grants made to members of the senior management team (consisting of executives who report directly to the CEO), including each of the named executive officers, from all stock options to a mix of stock options and restricted stock.

The shift toward restricted stock was consistent with the Hewitt study results. The Committee also felt that restricted stock provided greater perceived value to recipients compared to the number of stock options that could be awarded for the same total charge to earnings. Moreover, the Committee considered that restricted stock has downside risk of loss of value similar to the downside risk faced by shareholders, and that the shift provides for greater alignment between the interests of management and shareholders. The Committee decided, however, to maintain a significant stock option component, because this form of equity-based compensation requires an increase in the stock price to produce value for the executive, thereby creating a stronger pay for performance link.

The ultimate implementation of this three-year plan is at the Committee’s discretion and is dependent on Gerber’s satisfaction of business objectives identified in the company’s three-year business plan reviewed by the Board of Directors. If this program is fully implemented, the program would bring the long-term compensation component of total executive compensation into line with the long-term compensation practices of our peers, as identified in the Hewitt study. In light of the company’s business performance in fiscal 2009 and the current stock price, we believe it is unlikely that the plan will be fully implemented.

Information about equity grants made to the named executive officers is provided under “Long-Term Equity Incentive Compensation” below.

Other Considerations in Setting of Executive Compensation

In addition to the peer group information described above, the Committee also considers the following when setting executive compensation:

•	individual performance, which we measure in consultation with Mr. Giles (except when assessing Mr. Giles’s own performance);
•        span of management control;
•        relative pay between executive officers, given the complexity and importance of their responsibilities;
•        the executive’s ability to demonstrate and build teamwork;
•        the executive’s effort to build Gerber for the long term, as well as achieve short-term results;
•        the executive’s leadership and growth potential; and
•        the affordability of the compensation package to Gerber.

We discuss the material considerations affecting the fiscal 2009 compensation paid to our named executive officers below.

Elements of Our Executive Compensation Program

For fiscal 2009, Gerber’s executive compensation program for the named executive officers consisted of the five basic components listed below:

•        base salary;
•        a performance-based annual cash incentive tied to company and business unit performance metrics, as applicable;
•	grants of long-term equity compensation, composed of stock options which vest over a three-year period and restricted stock which vests over a four-year period;
•
a defined benefit retirement pension plan and a 401(k) plan available to all of our employees, including the named executive officers, on an equal basis, as well as, for our more highly paid employees (including the named executive officers), a supplemental employment retirement plan, or “SERP”; and

•	competitive severance and change in control agreements for the named executive officers and some other senior executives.

Base Salary

Generally, base salary increases reflect an individual executive’s performance for the prior fiscal year and are intended keep the executive’s base salary competitive for retention purposes. In approving base salary increases for fiscal 2009, the Committee reviewed the factors set forth above under “Other Considerations in Setting of Executive Compensation” for each named executive officer. In total, fiscal 2008 represented a good performance year, as Gerber improved revenue by 11.3% and improved diluted earnings per share by 5.2%. Performance is reviewed at the August meeting of the Committee based on the preceding fiscal year performance, and changes are implemented in September. In recognition of this performance, and in consideration of the additional factors noted below, the Committee approved the following:

•
Mr. Giles, our CEO, was given a 5.3% base salary increase, from $570,000 to $600,000, based on the overall strong performance in leading the company, particularly with regard to placing Gerber on a stronger financial footing and reinvigorating the new product development process. The Committee believes that the base salary for Mr. Giles, relative to our other executive officers, is appropriate given his level of responsibility within the company and the fact that his base salary is comparable on a relative basis with CEO base salaries paid by our peer companies.

•	Mr. Elia, our CFO, joined the company at the very end of fiscal 2008 and therefore was not eligible for a salary increase based on fiscal 2008 performance. His salary remained at $350,000.
•
The Committee approved a base salary increase of 10.3% for Mr. Hancock, who took on the additional responsibility of managing the shared Customer Service organization. Mr. Larson received an increase of 6.3% based on strong Spandex performance. Mr. Lovass received a 10.9% increase, based on his transfer to a larger business unit as President.

In December 2008, each of the named executives took a voluntary pay cut as part of an initiative to reduce costs in response to adverse economic conditions. Mr. Giles took a temporary 15% reduction in his base salary, which continued throughout fiscal 2009 and into fiscal 2010. Each of the other named executives took a similar 10% reduction in base salary.

2009 Annual Incentive Compensation Plan

Annual incentive compensation is a primary component of our performance-driven compensation program. We find it particularly productive to match incentive-based pay to Gerber’s annual strategic goals. This allows us to adapt our executive compensation to evolving business plans. In recent years, we have identified improved earnings and cash flow as our annual strategic goals tied to incentive compensation. In fiscal 2006, we targeted improved earnings and cash flow, as we have done historically. We also added revenue as a new performance metric. We continued this practice in fiscal 2008.

For fiscal 2009, the Committee determined to simplify the annual incentive compensation plan and focus more on cash management and increasing margins, as recommended by the CEO. Accordingly, each corporate participant’s annual bonus, if any, was based 70% on corporate earnings before interest and taxes, or "EBIT," and 30% on certain working capital components as a percentage of sales. Each business unit participant’s annual bonus, if any, was based 40% on corporate EBIT, 30% on certain working capital components as a percentage of sales and 30% on business unit EBIT. The Committee believed that this bonus formula would encourage our senior executives to take advantage of opportunities to use cash more efficiently in the operation of the business.

In approving the performance targets for each metric for fiscal 2009, the Committee reviewed Gerber’s budget for the fiscal year, which is set by our senior management and approved by the Board of Directors. The Committee then set the targets as a percentage of the company’s budget with respect to each metric. No payments would be made under the incentive plan unless Gerber achieved its minimum EBIT target. The performance targets were the same for all managers in the bonus program, regardless of their rank.

Gerber believes that the performance targets approved by the Committee for purposes of the fiscal 2009 annual incentive compensation plan, including the minimum company EBIT target that had to be met before there could be any payouts pursuant to the plan, are confidential information. Competitors in our industries, as we do, study proxy statements and other public records carefully for information that may be helpful in developing competitive strategies. Some competitors have even used information from our public disclosures as part of their sales representatives’ presentations to customers. Moreover, shifting targets can reflect a change in strategy. We believe that revealing details of our annual incentive compensation plans, over a period of years, would give competitors an advantage and would therefore be a disservice to our shareholders.

As demonstrated by Gerber’s results over the last several years, the targets approved by the Committee are generally difficult to meet, although some business units have demonstrated stronger performance than others. Over the past three fiscal years, including fiscal 2009, our average annual incentive compensation payouts for the plan, including payouts to the named executive officers as a whole, have been significantly less than our targets. This has also been true of payouts based on the results of each of our business units.

Each year, the Committee also approves the target payout for each participant in the incentive compensation plan. This target is expressed as a percentage of base salary, measured as of the end of the fiscal year. In setting the target payout for each named executive officer, the Committee primarily considered the peer group information from 2004. Possible payouts for each named executive officer ranged from zero to two times the target payout. In fiscal 2009, the target payout for each named executive officer was as follows:

•	Mr. Giles, 75% (with a minimum of 0% and a maximum of 150% of base salary);
•	Mr. Elia, 60% (with a minimum of 0% and a maximum of 120% of base salary);
•	Mr. Lovass, 50% (with a minimum of 0% and a maximum of 100% of base salary);
•	Mr. Hancock, 50% (with a minimum of 0% and a maximum of 100% of base salary); and
•	Mr. Larson, 50% (with a minimum of 0% and a maximum of 100% of base salary).

While all corporate officers are considered “corporate” employees for equity grants, for non-equity incentives, Messrs. Giles and Elia are considered “corporate” employees, and thus their annual incentive compensation is measured on company performance alone. Messrs. Lovass, Larson and Hancock are considered “business unit employees,” and, as a result, their annual incentive compensation is determined based 50% on company performance and based 50% on the performance of their respective business units.

Due to the global recession and disruptions in the credit markets, the company did not reach its performance goals and no bonus payments were earned. While the Committee has discretion to pay bonuses for other reasons despite the company’s failure to attain the performance goals, it chose not to do so.

The chart set forth below shows, for each named executive officer:

•	his target payout (expressed as a percentage of base salary);
•	the cumulative performance results for fiscal 2009;
•	the percentage of the executive’s bonus earned;
•	the executive’s end-of-year base salary (reflecting the annual salary increases during fiscal 2009); and
•	the actual bonus payout.

The formula for determining these amounts is as follows:

Target % × Bonus % = % Earned

% Earned × Base $ = $ Earned

Name	Target %	Bonus %	% Earned	Base $	$ Earned

Mr. Giles	75	---	---	600,000	---
Mr. Elia	60	---	---	350,000	---
Mr. Lovass	50	---	---	255,000	---
Mr. Larson	50	---	---	255,000	---
Mr. Hancock	50	---	---	285,000	---

For additional information about our fiscal 2009 annual incentive compensation plan, including bonus percentages and actual payouts, see the footnotes to the “Fiscal 2009 Summary Compensation Table” following this Compensation Discussion and Analysis.

Change to Fiscal 2010 Annual Incentive Compensation Plan

For fiscal 2010, the Committee determined to continue to focus on profit and cash generation, as recommended by the CEO. Accordingly, each corporate participant’s annual bonus, if any, will be based 75% on corporate EBIT and 25% on certain working capital components. The Committee believes that the mix of EBIT and working capital components selected for fiscal 2010 most accurately reflects management’s goals of focusing on profit and cash generation. Unlike the fiscal 2009 metrics, the bonus payouts for fiscal 2010 for all participants will be based solely on corporate performance without regard to business unit performance.  This change reflects the financial pressures on the business as a whole and the desire to determine annual incentive compensation based on Gerber’s needs over the needs of individual business units.

Long-Term Equity Incentive Compensation

Types and Amounts of Equity Grants

Gerber’s long-term equity incentive compensation for each of the named executive officers takes the form of stock option awards and restricted stock grants. We view stock options as inherently performance-based, as our named executive officers are rewarded only if our stock price increases. As discussed above, we have added restricted stock grants to the equity mix because we believe those awards provide greater perceived value to recipients compared to the number of stock options that could be awarded for the same total charge to earnings, and because the awards include downside risk. Mr. Giles began receiving a portion of his equity compensation in restricted stock grants in fiscal 2007. In fiscal 2008, we extended restricted stock grants to the senior management team, including the other named executive officers. We believe that restricted stock also provides a strong retention tool to help ensure management continuity. For these reasons, the Committee believes that adding restricted stock to Gerber’s equity incentive offerings is in the long-term best interests of shareholders.

From year to year, the size of equity grant awards to the named executive officers is determined by the factors set forth under “Other Considerations in Setting of Executive Compensation” above. Specifically, for fiscal 2009, grant sizes were determined primarily by the Committee’s review of the named executive officer’s individual performance over the prior fiscal year, which, for each named executive officer other than Mr. Giles, included Mr. Giles’s review of the executive’s performance and recommendation as to the size of the award. In addition, we considered each officer’s career potential at Gerber, the level of responsibility of each officer and our general competitive review. All grants were based on the three-year plan discussed above to bring our executives closer to the market in long-term compensation.

Mr. Giles’s fiscal 2009 equity grant was increased as compared to fiscal 2008 based on strong performance in fiscal 2008 and the fact that his long-term incentive compensation remains significantly below the median of our peer companies as indicated by the Hewitt study.  The equity grant for Mr. Elia was primarily based on the competitive market for chief financial officers observed by Gerber in recruiting Mr. Elia, as well as his strong start as our CFO. The equity grants for the business unit presidents were determined primarily on the fact that the Hewitt study shows our long-term incentive compensation remains below the median of our peer companies. In addition, the Committee considered the individual contributions and circumstances of each of these executives during the prior fiscal year. In particular, the Committee considered, for Mr. Hancock, his new responsibilities in managing the shared Customer Service organization and granted a larger portion of his equity award in the form of restricted stock, due to his expected retirement in a few years. The use of a greater amount of restricted stock for Mr. Hancock was deemed appropriate as restricted stock has a greater perceived short-term value to recipients than stock options. For Mr. Larson, the Committee considered the continued improvement of Spandex performance. For Mr. Lovass, the Committee considered the added responsibility of a larger business unit.

For specific information on the equity grants made to our named executive officers during fiscal 2009, see the “Fiscal 2009 Grants of Plan-Based Awards Table” following this Compensation Discussion and Analysis.

Timing of Equity Grants

Our equity plan provides that stock options must be granted with exercise prices at not less than the fair market value of Gerber’s common stock on the effective date of grant. The effective date of any equity grant is typically the date the grant is approved by the Committee. However, if the equity grant is approved by the Committee during a period after quarterly results are known to the Committee, but not to the public, the effective date of the equity grant generally will be the first date of the next open trading window under our insider trading guidelines. Gerber has generally followed this practice, and the Committee has now made it official policy, to seek to ensure that the price of our common stock on the effective date of grant reflects all information, which in turn ensures fair treatment of all current and potential shareholders. The Committee has adopted a practice of granting all regular annual equity awards on the date of the annual meeting of shareholders to avoid effective dates being different from grant dates for awards.

Pension Plan and SERP

Through fiscal 2009, the company maintained a tax-qualified, noncontributory defined benefit plan for our U.S. employees who were hired prior to May 1, 2004, which includes each of the named executive officers other than Messrs. Elia and Larson. (Employees hired after May 1, 2004 are eligible to participate in Gerber’s 401(k) plan, but not in the defined benefit plan.) We also maintained a supplemental executive retirement plan, or “SERP,” which provides retirement benefits in excess of the limitations set forth in the qualified plan to each of the senior executives participating in the qualified pension plan. Although we initially implemented the pension plan and SERP for competitive reasons, and to be a more attractive employer for retirement benefit purposes, Gerber discontinued the defined benefit pension plan for new employees due to cost considerations and a growing preference among recruits for defined contribution programs. For more information about our defined benefit plan and SERP, see the Pension Benefits table, and accompanying narrative, following this Compensation Discussion and Analysis.

Effective April 30, 2009, Gerber froze both the tax-qualified, noncontributory defined benefit plan and the SERP due to cost and cash flow considerations as well as internal equity, since only two-thirds of our U.S. employees were covered by these pension plans. All participants, including the named executives, will keep all of the benefits they have already earned, but will not accrue new benefits. While it would be possible to allow participants to begin accruing additional benefits in the future, we do not currently expect to do so. In addition, effective January 1, 2009, Gerber temporarily suspended matching contributions to participant accounts in Gerber's 401(k) plan.

Severance Arrangements

Each of our named executive officers is entitled to receive defined payments and benefits upon certain terminations pursuant to our Severance Policy for Senior Officers, as amended effective September 2006. In addition, pursuant to their change in control agreement with the company, each named executive officer is entitled to receive certain payments and benefits under a “double trigger” arrangement requiring a termination event occurring within a specified period following a change in control of Gerber. We provide these payments to be competitive with our peer companies, as well as to recruit and retain our executives. The benefits also help align executive and shareholder interests, if a change in control becomes in the interest of shareholders. With respect to payments and benefits payable to the named executive officers upon a termination following a change in control, the Committee believed that a “double trigger” was more appropriate than a “single trigger” arrangement providing for a payout solely upon a change in control, since the purpose of such a benefit is to provide employment protection to these officers, a concern that is not necessarily present upon a change in control alone. Moreover, a change in control agreement is designed to facilitate management continuity during an ownership transition, as a new owner of the company may want to retain the management team. The Committee believes that a “single trigger” agreement could make this objective more difficult to achieve.

In August 2007, the Committee approved some amendments to the change in control agreements. As a result of the amendments, some of the benefits previously offered to our named executive officers upon termination following a change in control, including tax gross up payments, were eliminated. The Committee made these changes to better align Gerber’s change in control agreements with those of our peer companies.

For a more detailed discussion of these severance and change in control arrangements, as well as acceleration of some equity grant arrangements upon termination as provided pursuant to our equity plans, including estimates of the amounts payable to each named executive officer, see the description of “Potential Payments Upon Termination and Change in Control” following this Compensation Discussion and Analysis.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid in any fiscal year to the company’s Chief Executive Officer and its other three most highly compensated executive officers (other than its chief financial officer) as of the end of the fiscal year. The statute, however, exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Committee designs the annual incentive compensation portion of our named executive officers’ compensation packages to allow full deductibility pursuant to Section 162(m). The Committee intends to continue to design compensation programs that strongly consider tax consequences, including protecting full deductibility under Section 162(m).

In addition, as discussed above under “Long-Term Equity Incentive Compensation,” in fiscal year 2009, the Committee determined it advisable to grant restricted stock, along with options, due in part to the Committee’s belief that, as a result of the adoption of SFAS 123R, restricted stock provides a greater perceived value to recipients compared to the number of stock options that could be awarded for the same total charge to earnings.

Management Development and Compensation Committee Report

The Management Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Gerber’s Annual Report on Form 10-K for fiscal 2009.

Respectfully submitted,

Management Development and Compensation Committee

John R. Lord (Chair)
Edward G. Jepsen
Carole F. St. Mark
W. Jerry Vereen

The following summary compensation table presents information about compensation that was earned by or paid to Gerber’s chief executive officer, chief financial officer and each of Gerber’s other three most highly compensated executive officers serving with us at April 30, 2009.  We refer to these five executive officers in this report as the “named executive officers.”

Fiscal 2009 Summary Compensation Table

Name and Principal Position	FiscalYear	Salary ($)(1)	Bonus ($)		StockAwards($)(2)	Option Awards ($)(3)	Non-EquityIncentive PlanCompensation ($)(4)	Change inPension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All OtherCompensation ($)(6)	Total ($)
Marc T. Giles	2007	528,731	—		22,585	193,454	282,038	75,106	4,000	1,105,914
President and Chief	2008	561,346	—		86,877	328,980	288,563	72,500	4,000	1,342,266
Executive Officer	2009	544,038	—		172,080	568,373	—	37,600	—	1,322,091
Michael R. Elia	2007	—	—		—	—	—	—	—	—
Executive Vice President and Chief	2008	5,385	50,000	(7)	7,022	17,615	—	—	194	80,216
Financial Officer	2009	330,481	—		111,175	264,000	—	—	3,806	709,462
Stephen Lovass.	2007	203,192	—		—	117,750	59,450	9,343	104,725	494,460
Senior Vice President,	2008	229,999	—		20,803	67,516	81,988	8,200	64,241	472,747
Gerber Scientific, Inc. and President Gerber Scientific Products	2009	240,778	—		63,909	145,044	—	4,100	109,221	563,052
Rodney Larson	2007	—	—		—	—	—	—	—	—
Senior Vice President,	2008	234,462	—		15,580	25,926	104,050	—	207,523	587,541
Gerber Scientific, Inc. and President, Spandex	2009	235,010	—		44,452	78,173	—	—	263,359	639,851
John Hancock	2007	241,748	—		—	72,634	73,402	54,006	3,095	444,885
Senior Vice President,	2008	254,897	25,834	(8)	6,581	112,575	72,076	56,800	4,124	532,887
Gerber Scientific, Inc. and President, Gerber Technology	2009	258,850	—		90,343	106,233	—	41,100	781	497,307

(1)	Salary includes compensation used for medical insurance premiums and contributions to Gerber's 401(k) savings and medical plans, which is not taxable income.
(2)
Amounts represent the dollar amounts recognized for financial statement reporting purposes during fiscal 2009, fiscal 2008 and fiscal 2007, respectively, as required by SFAS 123R, disregarding any estimate of forfeitures relating to service-based vesting conditions.

(3)
Amounts represent the dollar amounts recognized for financial statement reporting purposes for each named executive officer during fiscal 2009, fiscal 2008 and fiscal 2007, respectively, as required by SFAS 123R, disregarding any estimates of forfeitures relating to service-based vesting conditions. The weighted-average assumptions used in valuing the amounts set forth above are as follows:

	For the Fiscal Years Ended April 30,
	2009	2008	2007	2006	2005
Expected option term	5.5 years	5.9 years	5.0 years	5.7 years	4.7 years
Expected volatility	46%	51%	55%	73%	74%
Risk-free interest rate	3.0%	3.2%	4.5%	4.4%	3.8%
(4)
Amounts represent the actual amounts paid to each named executive officer pursuant to Gerber's fiscal 2009, fiscal 2008 and fiscal 2007 annual incentive compensation plans, respectively. For fiscal 2009, Gerber did not reach its performance goals, and paid no bonuses to the named executive officers.  See the “Fiscal 2009 Grants of Plan-Based Awards” table immediately below and “2009 Annual Incentive Compensation Plan” under “Compensation Discussion and Analysis–Elements of Our Executive Compensation Program” above for additional information about our fiscal 2009 annual incentive compensation plan.

(5)	Amounts represent solely the change in pension value and include both Gerber’s qualified pension plan and its nonqualified supplemental employee retirement plan.
(6)
“All Other Compensation” for fiscal 2009 represents (a) for Mr. Giles, Gerber’s matching contribution to the company’s 401(k) plan, which for calendar years 2007 and 2008 was a maximum of $4,000 under the matching formula which applies to all participants in the 401(k) plan, and for calendar year 2009 was $0 because the company’s matching contribution was suspended prior to any contributions to the plan; (b) for Mr. Elia, Gerber’s matching contribution to the company’s 401(k) plan; (c) for Mr. Lovass, Gerber’s matching contribution to the company’s 401(k) plan of $961, foreign tax payments on his behalf calculated and paid during fiscal 2009 for past assignment in Belgium of $104,521, tax equalization of $1,240 and foreign tax preparation service of $2,500; (d) for Mr. Larson, an expatriate living allowance of $19,027, family tuition fees for the school year of $124,999, a car lease in the amount of $15,842, foreign tax payments on his behalf calculated and paid during fiscal 2009 for current assignment in Belgium of $62,852, tax equalization of $3,939 and foreign tax preparation service of $2,500, and Gerber’s matching contribution of $1,009 to the company’s 401(k) plan; and (f) for Mr. Hancock, the company’s matching contribution to the company’s 401(k) plan.

(7)	Amount represents a signing bonus paid to Mr. Elia upon commencement of employment on April 15, 2008.
(8)	Amount represents a special incentive bonus for business unit presidents to reduce inventory during the latter part of fiscal 2008.

The following table presents information with respect to the grants of plan-based awards by Gerber to the named executive officers during fiscal 2009.

Fiscal 2009 Grants of Plan-Based Awards Table

					All Other		All Other
					Stock		Option			Grant Date
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Awards: No. of Shares of Stock or		Awards: No. of Securities Underlying		Exercise or Base Price of Option	Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Units		Options		Awards	Awards
Name	Date	($)	($)	($)	(#	)(2)	(#	)(3)	($/Sh)	($)
Marc T. Giles	(1)	—	450,000	900,000	—		—		—	—
	9/25/08	—	—	—	30,000		138,000		8.99	802,311
Michael R. Elia	(1)	—	210,000	420,000	—		—		—	—
	9/25/08	—	—	—	15,000		45,000		8.99	308,528
Stephen Lovass	(1)	—	127,500	255,000	—		—		—	—
	9/25/08	—	—	—	7,500		22,500		8.99	154,264
Rodney Larson	(1)	—	127,500	255,000	—		—		—	—
	9/25/08	—	—	—	9,400		28,200		8.99	193,344
John Hancock	(1)	—	142,500	285,000	—		—		—	—
	9/25/08	—	—	—	36,900		—		8.99	331,731

(1)
Amounts represent the potential amounts to be earned under the fiscal 2009 annual incentive compensation plan. For a discussion of the performance metrics applicable to these awards, see “2009 Annual Incentive Compensation Plan” under “Compensation Discussion and Analysis-Elements of Our Executive Compensation Program” above. For the actual amounts earned by each named executive officer, see the “Non-Equity Incentive Plan Compensation” column of the “Fiscal 2009 Summary Compensation Table” above.

(2)
Represents awards of restricted stock under the 2006 Omnibus Incentive Plan.  Restricted stock awards generally vest ratably over four years on each anniversary of the grant date, with the exception of the grant to Mr. Hancock, which vests ratably over three years on each anniversary of the grant date

(3)	Represents awards of stock options under the 2006 Omnibus Incentive Plan. Stock option awards vest ratably over three years on each anniversary of the grant date.

The following table presents information with respect to the outstanding equity awards at 2009 fiscal year-end for the named executive officers.
Fiscal 2009 Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards				Stock Awards
		Number of	Number of			Number of	Market Value
		Securities	Securities			Shares or	of Shares
		Underlying	Underlying			Units of	or Units of
		Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Grant	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Date	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)(1)
Marc T. Giles	12/4/2000(2)	50,000	—	7.06	12/4/2010	—	—
President and Chief	12/5/2006(2)	33,333	16,667	13.97	12/5/2016	8,000	31,600
Executive Officer	12/22/2006(3)	—	41,515	12.69	12/6/2011	—	—
	3/16/2007(4)	—	33,300	9.89	6/18/2012	—	—
	12/1/2007(2)	38,333	76,667	9.50	11/30/2017	22,500	88,875
	9/25/2008(2)	—	138,000	8.99	9/25/2018	30,000	118,500
Total		121,666	306,149			60,500	238,975
Michael R. Elia	4/15/2008(5)	—	100,000	8.87	4/14/2018	20,000	79,000
Executive Vice President and Chief Financial Officer	9/25/2008(2)	—	45,000	8.99	9/25/2018	15,000	59,250
Total		—	145,000			35,000	138,250
Stephen Lovass	7/1/2004(2)	5,000	—	6.85	7/1/2014	—	—
Senior Vice President,	12/6/2005(2)	15,000	—	9.45	12/6/2015	—	—
Gerber Scientific, Inc.,	12/5/2006(2)	10,000	5,000	13.97	12/5/2016	—	—
and President Gerber	6/19/2007(2)	—	—	—	—	2,625	10,369
Scientific Products	12/1/2007(2)	6,667	13,333	9.50	11/30/2017	5,250	20,737
	3/7/2008(6)	—	20,000	7.91	3/7/2018	7,000	27,650
	9/25/2008(2)	—	22,500	8.99	9/25/2018	7,500	29,625
Total		36,667	60,833			22,375	88,381
Rodney Larson	6/19/2007(2)	1,667	3,333	11.99	6/19/2017	2,250	8,888
Senior Vice	12/1/2007(2)	8,333	16,667	9.50	11/30/2017	6,750	26,662
President, Gerber Scientific, Inc. and President, Spandex	9/25/2008(2)	—	28,200	8.99	9/25/2018	9,400	37,130
Total		10,000	48,200			18,400	72,680
John Hancock	5/1/2000(2)	6,500	—	13.62	5/1/2010	—	—
Senior Vice	5/4/2001(2)	5,525	—	7.20	5/4/2011	—	—
President, Gerber	12/7/2001(2)	20,000	—	9.34	12/7/2011	—	—
Scientific, Inc. and	6/18/2002(2)	20,000	—	3.35	6/18/2012	—	—
President, Gerber	8/2/2004(2)	15,000	—	6.28	8/2/2014	—	—
Technology, Inc.	12/6/2005(2)	20,000	—	9.45	12/6/2015	—	—
	12/05/2006(2)	13,333	6,667	13.97	12/5/2016	—	—
	12/1/2007(2)	6,667	13,333	9.50	11/30/2017	5,250	20,738
	9/25/2008(2)	—	—	—	—	36,900	145,755
Total		107,025	20,000			42,150	166,493

(1)	Valuation is based on the $3.95 closing price of Gerber’s common stock on April 30, 2009 as reported on the NYSE.
(2)
Stock options granted on these dates generally vest ratably over a three-year period, beginning on the first anniversary of the grant date. Restricted stock granted on these dates vest ratably over a four-year period, beginning on the first anniversary of the grant date, with the exception of the 9/25/2008 grant to Mr. Hancock, which vests ratably over a three-year period, beginning on the first anniversary of the grant date.

(3)
This stock option represents a reload stock option granted to Mr. Giles on December 22, 2006 upon his exercise of the original option. This option will vest in full on December 22, 2009, assuming Mr. Giles continues to hold the shares of common stock he received upon exercise of the original option for the full three-year vesting requirement.

(4)
This stock option represents a reload stock option granted to Mr. Giles on March 16, 2007 upon his exercise of the original option. This option will vest in full on March 16, 2010, assuming Mr. Giles continues to hold the shares of common stock he received upon exercise of the original option for the full three-year vesting requirement.

(5)	Mr. Elia’s April 25, 2008 stock option and restricted stock grants vest on April 15, 2010.
(6)	Mr. Lovass’s March 7, 2008 stock option and restricted stock grants vest on May 2, 2010.

The following table presents information with respect to the options exercised and stock awards vested during the 2009 fiscal year for the named executive officers.

Fiscal 2009 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of SharesAcquired on Vesting (#)	Value Realized on Vesting ($)(2)
Marc T. Giles	100,000	471,000	11,500	24,535
Michael R. Elia	—	—	—	—
Stephen Lovass.	—	—	2,625	14,131
Rodney Larson	—	—	3,000	13,590
John Hancock	—	—	1,750	3,448

(1)
Value realized is calculated by multiplying the number of shares acquired upon exercise by the difference between the fair market value of Gerber’s common stock on the date of exercise minus the exercise price of the stock option.

(2)	Value realized is calculated by multiplying the number of shares by the closing price of Gerber’s common stock on the NYSE on the vesting date.

Pension Benefits Table

Gerber maintains a tax-qualified, noncontributory pension plan for all U.S. employees who were hired before May 1, 2004. In addition, to provide additional retirement benefits to some of our more highly paid executives in excess of the compensation limitations and maximum benefit accruals for tax-qualified plans imposed by the Internal Revenue Code, we maintain a nonqualified supplemental employment retirement plan. Benefits under the SERP are also provided by Gerber on a noncontributory basis. Employees hired on or after May 1, 2004 are not eligible for the pension plan or the SERP and are entitled to participate only in the company’s 401(k) plan. Messrs. Giles, Lovass and Hancock participate in both the qualified plan and the SERP. Messrs. Elia and Larson, who were hired after May 1, 2004, are not eligible to participate in the qualified plan or the SERP.

For each eligible named executive officer, benefits pursuant to the tax-qualified pension plan are generally based on the executive’s credited years of service and his “final average compensation.” “Final average compensation” is equal to the average of the executive’s base salary for the five consecutive calendar years during the last ten calendar years prior to termination or retirement, whichever occurs first, in which such average was the highest.  The maximum annual compensation that can be taken into account for plan purposes, as well as the maximum annual benefit that can be accrued under the plan, is limited by Internal Revenue Service regulations. Benefits are then reduced by an offset for social security benefits. Thus, the formula for calculating the normal retirement pension benefit pursuant to the pension plan is as follows:

final average compensation × years of service × 1.5%

This result is then reduced by the named executive officer’s expected social security benefit, as follows:

social security benefit × years of service × 1.67%

Pension plan benefits are vested after five years of continued service with the company. Each of the named executive officers participating in the pension plan has five years or more of continued service with the company and thus is fully vested under the plan. In addition, pension plan benefits are actuarially reduced for participants who retire on or after age 55 (which constitutes early retirement). Mr. Hancock is the only named executive officer eligible for early retirement pursuant to the pension plan. Upon early retirement, the plan provides that a participant would be entitled to the participant’s accrued benefit under the plan, reduced by 7% for each year (pro rated for months) by which the commencement of benefit payments precedes his normal retirement date. The plan further provides, however, that no actuarial reduction is to be made to the accrued benefits upon early retirement if the employee’s age and years of service total 85. No named executive meets this threshold and thus may not retire early pursuant to the pension plan without a reduction in benefits.

Pursuant to the SERP, each named executive officer who participates is entitled to receive benefits equal to the benefits that would have been accrued under the tax-qualified pension plan if the maximum limitations on compensation that could be considered, and the annual benefit that could be accrued, under that plan did not apply, reduced by the amount of benefit actually accrued under the tax-qualified pension plan. Benefits under the SERP will be paid to each participating officer at the time the officer elects, and in the same form and manner as elected by the officer.

Upon retirement at normal retirement age of 65, or upon disability prior to age 65 (in which case there would be no adjustment for early retirement), each named executive officer generally will be entitled to receive his accrued pension benefits in either (1) monthly payments for the life of the officer, or (2) a lump sum payment (provided that the officer’s vested benefit is at least $5,000 and less than $15,000), as elected by the named executive officer at the time of his application to receive pension benefits. Beneficiaries may also elect guarantee payments beyond their death for ten years or for the life of their spouse. Such an election results in an actuarially reduced monthly payment. If the benefits payable to a named executive officer do not exceed $5,000, the officer is required to receive such amount in a lump sum payment.

In the event of the named executive officer’s death prior to normal retirement age, if and only if the officer is married at such time, the officer’s spouse is generally entitled to receive a reduced pre-retirement survivor annuity in the amounts set forth in the pension plan.

Gerber froze its tax-qualified, noncontributory pension plan and SERP effective April 30, 2009.  As a result, no additional benefit will accrue to any participant, including the participating named executive officers, in either the qualified plan or the SERP. All participants, including the participating named executive officers, will remain eligible to retire early without a reduction in benefit when each participant’s combined age and years of service totals 85.

The table below illustrates the estimated present value of the accumulated benefit under these retirement plans. The value of each plan is designated separately. The calculation assumes that the named executive officer retires at age 65 (including Mr. Hancock, although he is eligible for early retirement), which is the normal retirement age as defined under the pension plan and SERP, and uses compensation levels as of April 30, 2009.

Fiscal 2009 Pension Benefits Table
Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Marc T. Giles	Gerber Scientific, Inc. and	8.5
	Participating Subsidiaries Pension Plan		$94,200	—
	Gerber Scientific, Inc. SERP		$210,400	—

Stephen Lovass	Gerber Scientific, Inc. and	8.0
	Participating Subsidiaries Pension Plan		$33,100	—
	Gerber Scientific, Inc. SERP		$6,400	—

John Hancock	Gerber Scientific, Inc. and	11.2
	Participating Subsidiaries Pension Plan		$225,400	—
	Gerber Scientific, Inc. SERP		$83,800	—

(1)
Number of years of credited service is computed as of April 30, 2009. The number of years of credited service for each named executive officer is equal to his actual years of service with Gerber as of April 30, 2009. Gerber does not have a policy of granting extra years of credited service to its named executive officers or other participating employees generally.

(2)
Amounts represent the present value of the accumulated benefit under the qualified plan or SERP, as applicable, as of April 30, 2009. For the assumptions used in determining these amounts, see Note 13 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Potential Payments Upon Termination and Change in Control

Each of Messrs. Giles, Elia, Lovass, Larson and Hancock is entitled to receive termination benefits that are not available to our employees generally. These benefits are provided pursuant to (1) our Severance Policy for Senior Officers, as amended by the company effective in September 2006, and (2) change in control agreements, as amended by the company in August 2007. In addition, our equity plans provide for accelerated or continued vesting of unvested equity awards upon various termination events.

Messrs. Giles, Elia, Lovass, Larson and Hancock

Severance Policy for Senior Executives

Pursuant to the severance policy, upon termination of the executive officer for any reason other than death, disability, retirement or by the company for “cause” (as defined under “Change in Control Agreements” immediately below), each such officer is entitled to the following:

•
continuation of base salary, as in effect as of the termination date, for (1) 16 months, in the case of Mr. Giles, or (2) 12 months, in the case of Messrs. Elia, Lovass, Larson and Hancock, payable in accordance with the company’s normal payroll practices;

•
the pro rata portion (through the date of termination) of the target annual incentive compensation that the officer would have earned if the officer had continued his employment with the company through the end of the fiscal year in which the termination occurred, payable at the time such compensation is normally paid and only if the performance goals relating to the compensation are achieved; and

•
continuation of company-paid health (medical and dental) insurance coverage for (1) 16 months, in the case of Mr. Giles, or (2) 12 months, in the case of Messrs. Elia, Lovass, Larson and Hancock, and continued life insurance benefits for a period of 30 days following termination.

Notwithstanding the above, if the officer is entitled to payments or benefits pursuant to his change in control agreement, as discussed immediately below, the officer will not be entitled to any payments or benefits pursuant to the severance policy, with the result that the officer may not receive benefits pursuant to both the severance policy and the change in control agreement. In addition, the severance policy provides that if the officer obtains full-time employment with a company that is not a competitor of the company, the officer will receive, in lieu of the above benefits, a lump sum payment equal to 50% of the remaining amount of base salary that would have been payable to the officer pursuant to the severance policy. In the event of the officer’s death after termination due to the circumstances described above, the severance policy requires that the company pay to the officer’s estate or beneficiary the severance benefits described above, so long as the estate or beneficiary satisfies the conditions that would have been applicable to the officer, as described immediately below.

To receive the foregoing termination benefits, the named executive officer must release Gerber from any and all claims. In addition, the company’s obligation to make the above payments, or make available the above benefits, will cease in the event the officer:

•	competes with the business of the company;
•	discloses confidential information or data relating to the company;
•	appropriates any such information or data for his own benefit;
•	solicits or hires any person who is, or has been in the prior six months, employed by the company to leave the company;
•	solicits or diverts the business of any customer or client, or any prospective customer or client, of the company;
•	engages in any action that is determined by the Management Development and Compensation Committee to be detrimental to the company and its shareholders; or
•	is engaged in full-time employment, other than as described above regarding employment with a company that is not a competitor of the company.

Change in Control Agreements

Pursuant to change in control agreements entered into with each of Messrs. Giles, Lovass, Larson and Hancock in August 2007, and with Mr. Elia in April 2008, each officer is entitled to the following upon termination of employment with the company occurring within two years of a “change in control,” unless such termination is a result of death, disability, retirement, termination by the executive for other than “good reason” or by the company for “cause” (each term as generally defined below):

•
a lump sum severance payment equal to (1) three times the sum of his base salary and annual incentive bonus payment in effect as of the termination date, in the case of Mr. Giles, or (2) 2.5 times the sum of his base salary and annual incentive bonus payment in effect as of the termination date, in the case of each of Messrs. Elia, Lovass, Larson and Hancock;

•
a lump sum cash payment equal to (1) 36 monthly payments, in the case of Mr. Giles, or (2) 30 monthly payments, in the case of each of Messrs. Elia, Lovass, Larson and Hancock, that would have been paid by the company for the cost of all life insurance, health (medical and dental), accidental death and dismemberment, and disability plans in which the executive was entitled to participate immediately prior to the date of termination; and

•	acceleration and full vesting of all unvested stock awards.

For purposes of the above severance payment, “annual incentive bonus payment in effect as of the termination date” means the target amount of the annual incentive bonus payment for the year in which the notice of termination is given.

Upon the executive’s termination for death, disability, retirement, for other than good reason or by the company for cause, the executive is not entitled to any termination or severance benefits under the change in control agreement. The executive will be entitled, however, to the payments described immediately above, if any, pursuant to the severance policy, as well as any applicable acceleration of outstanding equity awards, as described immediately below under “Equity Plans.”

In exchange for the above payments or benefits, pursuant to the change in control agreements, each officer agreed that in the event of a “potential change in control” (as generally defined below), the officer would not voluntarily terminate his employment with the company under the earlier to occur of (1) six months after the occurrence of the potential change in control, or (2) the occurrence of a change in control of the company.

In addition, as a condition of receipt of the above termination benefits, the executive must sign a general release in favor of the company which releases Gerber from all future claims, as well as certifies the executive’s agreement to be bound by the confidentiality and non-compete provisions required by the agreement for a period of one year following termination. The executive’s compliance with the confidentiality provision, however, is not a requirement to his receipt of any severance payments and other benefits under the change in control agreement.

Gerber has agreed to require any successor to its business expressly to assume the obligations of the severance agreements. If any such successor to the company does not agree to assume the severance obligations and related payments, the executive is entitled to compensation from the company in the same amount and on the same terms as he would be entitled under the severance agreements in the event of termination for good reason following a change in control.

Pursuant to the severance agreements, the following terms have the meanings indicated below:

“Good reason” is generally defined to mean any of the following events:

•	a material diminution in the nature and scope of the executive’s authority, duties or responsibilities from those applicable immediately prior to the change in control;
•	a reduction in the executive’s base salary from that provided immediately prior to the change in control;
•
a diminution in the executive’s eligibility to participate in compensation plans and employee benefits and perquisites which provided opportunities to receive overall compensation and benefits and perquisites from the greater of:

•	the opportunities provided by the company for executives with comparable duties; or
•	the opportunities under any such plans and perquisites under which the executive was participating immediately prior to the change in control.
•	a change in the location of the executive’s principal place of employment by more than 50 miles from the location applicable immediately prior to the change in control;
•	a significant increase in the executive’s frequency or duration of business travel; or
•
a reasonable determination by the Board of Directors that, as a result of the change in control and change in circumstances thereafter significantly affecting the executive’s position, the executive is unable to exercise the authority, powers, functions or duties applicable to his position immediately prior to the change in control.

“Change in control” is generally defined to mean any of the following events:

•	the company merges or consolidates with another entity resulting in less than 50% ownership, or the company sells or otherwise disposes of all or substantially all of its assets;
•	the shareholders of the company adopt a plan of liquidation;
•	any person generally becomes the beneficial owner of 30% or more of the company’s voting securities; or
•
as a result of any tender or exchange offer, merger or disposition of all or substantially all of the company’s assets, the Directors of the company as of the date of the severance agreements cease to constitute a majority of the Board of Directors (with exception for Directors subsequently approved by three-fourths of the Directors as of the date of the severance agreements).

“Potential change in control” is generally defined to mean any of the following events:

•	the entry by the company into an agreement, the consummation of which would result in the occurrence of a change in control;
•	the public announcement by any person of an intention to take actions which, if consummated, would constitute a change in control; or
•	the adoption by the Board of Directors of a resolution to the effect that, for purposes of the severance agreements, a change in control has occurred.

“Cause” is generally defined to mean the willful and continued failure by the executive to substantially perform his duties with the company, or the willful engagement by the executive in conduct that is demonstrably and materially injurious to the company, monetarily or otherwise.

Equity Plans

Each of Messrs. Giles, Elia, Lovass, Larson and Hancock holds outstanding unvested stock options or restricted stock awards that are subject to acceleration upon the termination events described immediately below. These outstanding awards were issued pursuant to our 2003 Employee Stock Option Plan and our 2006 Omnibus Incentive Plan.

Under these plans, outstanding unvested stock options and shares of restricted stock held by the executives will accelerate and vest in full upon the executive’s termination due to death or disability, or upon a change in control of the company. In addition, under the 2003 Employee Stock Option Plan only, the executive is entitled to an additional two years of continued vesting for any unvested stock options upon the executive’s retirement.

Estimated Payments

The table below sets forth the estimated payments to each of Messrs. Giles, Elia, Lovass, Larson and Hancock upon the termination events described immediately above. The estimated payments are based on the assumption that the termination event occurred on April 30, 2009, the last day of our most recently completed fiscal year, and the stock price of our common stock was $3.95, which was the closing price of our common stock as reported on the NYSE on April 30, 2009. The estimates below are based on these assumptions, as required by SEC rules, while the actual amounts to be paid to each officer will be determinable only upon the occurrence of the actual termination event. In addition, the amounts set forth in the table below do not include any other payments that are available to our employees generally on a non-discriminatory basis or otherwise due and owing to the executive through the date of termination.

Named Executive Officer	Severance Policy($)(1)	Change in Control Agreements($)(2)	Continuation of Vesting Upon Retirement($)(3)
Marc T. Giles	815,380	2,527,639	—
Michael R. Elia	360,625	1,252,722	—
Stephen Lovass.	266,492	884,321	—
Rodney Larson	266,492	868,620	—
John Hancock	296,499	1,031,932	—

(1)
Amounts calculated based on each executive’s base salary as of April 30, 2009, or $800,000 ($600,000 times 1.33 years) for Mr. Giles, $350,000 for Mr. Elia, $255,000 for Mr. Lovass, $255,000 for Mr. Larson and $285,000 for Mr. Hancock. Amounts include continuation of health (medical and dental) and life insurance benefits for the periods described under “Severance Policy for Senior Executives” above as follows: $15,380 for Mr. Giles; $10,650 for Mr. Elia; $11,492 for Mr. Lovass; $11,492 for Mr. Larson; and $11,499 for Mr. Hancock. Amounts do not include any pro rata bonus payments; each executive’s fiscal 2009 bonus is set forth in the fiscal 2009 “Non-Equity Incentive Compensation Plan” column of the “Fiscal 2009 Summary Compensation Table” above.

(2)
Represents amounts to be provided pursuant to each executive’s change in control agreement. Amounts include the following: (a) a lump sum severance payment, calculated based on each executive’s base salary as of April 30, 2009, or $1,800,000 ($600,000 times three years) for Mr. Giles, $875,000 ($350,000 times 2.5 years) for Mr. Elia, $637,500 ($255,000 times 2.5 years) for Mr. Lovass, $637,500 ($255,000 times 2.5 years) for Mr. Larson and $712,500 ($285,000 times 2.5 years) for Mr. Hancock, and each executive’s target annual incentive bonus payment for fiscal 2009, or $450,000 for Mr. Giles, $210,00 for Mr. Elia, $127,500 for Mr. Lovass, $127,500 for Mr. Larson and $142,500 for Mr. Hancock; (b) a lump sum payment equal to $38,664 for Mr. Giles, $29,472 for Mr. Elia, $30,940 for Mr. Lovass, $30,940 for Mr. Larson and $31,177 for Mr. Hancock, reflecting the amount the company would have paid for the cost of all life insurance, health (medical and dental), accidental death and dismemberment and disability plans in which the executive was entitled to participate as of April 30, 2009; and (c) the acceleration of all unvested stock option and restricted stock awards held by each officer as of April 30, 2009, as follows: $238,975 for Mr. Giles, $138,250 for Mr. Elia, $88,381 for Mr. Lovass, $72,680 for Mr. Larson and $145,755 for Mr. Hancock. For stock option awards, amounts calculated are based on the difference between the option’s exercise price and the fair market value of our common stock on April 30, 2009, or $3.95 per share, multiplied by the number of shares. For restricted stock awards, the amount calculated is based on the number of shares multiplied by the fair market value of our common stock on April 30, 2009. For purposes of these equity acceleration estimates, we have not included outstanding unvested out-of-the-money stock option awards pursuant to which the exercise price of the option exceeded the fair market value of our common stock on April 30, 2009. See the “Fiscal 2009 Outstanding Equity Awards at Fiscal Year-End” table above for information on these awards.

(3)
As discussed above, executives holding outstanding, unvested stock option awards under our 2003 Employee Stock Option Plan are entitled to two additional years of vesting upon retirement. As of April 30, 2009, however, unvested stock options outstanding under this plan were out-of-the-money options because the exercise price of the options exceeded the fair market value of our common stock on April 30, 2009, or $3.95 per share.

Compensation Committee Interlocks and Insider Participation

Throughout fiscal 2009, John R. Lord served as Chair and Edward G. Jepsen, Carole F. St. Mark and W. Jerry Vereen served as members of the Management Development and Compensation Committee.  No member of the Committee during fiscal 2009 is or was an officer or other employee of Gerber or any of its subsidiaries.  No executive officer of the company or any of its subsidiaries served as a member of the compensation committee, or committee performing similar functions, or board of directors of any other entity which had an executive officer serving as a member of the company's Board of Directors or Management Development and Compensation Committee during fiscal 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS

Security Ownership

The following tables present information regarding beneficial ownership of Gerber's common stock as of May 31, 2009. This information has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, beneficial ownership of a class of capital stock as of any date includes any shares of that class as to which a person, directly or indirectly, has or shares voting power or investment power as of that date and also any shares as to which a person has the right to acquire sole or shared voting or investment power as of or within 60 days after that date through the exercise of any stock option, warrant or other right, without regard to whether such right expires before the end of such 60-day period or continues thereafter. If two or more persons share voting power or investment power with respect to specific securities, all of such persons may be deemed to be the beneficial owners of such securities. Information with respect to persons other than the holders listed in the tables below that share beneficial ownership with respect to the securities shown is set forth following the applicable table.

There were 24,612,698 shares of common stock outstanding as of May 31, 2009.

Principal Shareholders

The following table presents, as of May 31, 2009, information based upon Gerber's records and filings with the SEC regarding each person, other than a Director or executive officer of Gerber, known to Gerber to be the beneficial owner of more than 5% of the common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Mario J. Gabelli and affiliates	2,247,263	9.13
One Corporate Center
Rye, New York 10580
Zesiger Capital Group LLC	2,051,400	8.33
320 Park Ave. 30th Floor,
New York, New York 10022
Barclays Global Investors, NA	1,851,697	7.52
45 Fremont Street
San Francisco, California 94105
Dimensional Fund Advisors LP	1,685,698	6.85
1299 Ocean Avenue
Santa Monica, California 90401
FMR LLC	1,450,300	5.89
82 Devonshire Street
Boston, Massachusetts 02109
Royce & Associates, LLC	1,360,583	5.53
1414 Avenue of the Americas
New York, New York 10019

The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power as of or within 60 days after that date, by the sum of the number of shares outstanding as of that date plus the number of shares as to which such person has the right to acquire voting or investment power as of or within 60 days after that date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

The information concerning Mario J. Gabelli and affiliates is based upon an amendment to Schedule 13D filed with the SEC on March 11, 2009. In addition to Mr. Gabelli, each of the following entities that Mr. Gabelli controls or for which he acts as chief investment officer is a reporting person on the Schedule 13D/A: GGCP, Inc.; GAMCO Investors, Inc.; Gabelli Funds, LLC; GAMCO Asset Management, Inc.; and Teton Advisors, Inc.. According to the Schedule 13D/A, Gabelli Funds, LLC has beneficial ownership of 591,000 of the reported shares, GAMCO Investors, Inc. has beneficial ownership of 1,492,863 of the reported shares and Teton Advisers, Inc. has beneficial ownership of 163,400 of the reported shares. Mr. Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing entities. GAMCO Investors, Inc. and GGCP, Inc. are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mr. Gabelli.

The information concerning Zesiger Capital Group LLC is based upon an amendment to Schedule 13G filed with the SEC on February 10, 2009. Zesiger Capital Group LLC reports that it has sole voting power with respect to 1,588,000 of the reported shares and sole investment power with respect to all of the reported shares. Zesiger Capital Group LLC disclaims beneficial ownership of such shares on the basis that such shares are held in discretionary accounts that it manages.

The information concerning Barclays Global Investors, NA is based upon a Schedule 13G filed with the SEC on February 5, 2009. The shares of common stock shown as beneficially owned by Barclays Global Investors, NA include shares that are reported as held by the following entities in trust accounts for the economic benefit of the beneficiaries of those accounts: Barclays Global Investors, NA; Barclays Global Fund Advisors; Barclays Global Investors, Ltd.; ; Barclays Global Investors Japan Limited; Barclays Global Investors Canada Limited; Barclays Global Investors Australia Limited; and Barclays Global Investors (Deutschland) AG. Barclays Global Investors, NA reports that each of the foregoing entities has the sole voting and investment power with respect to the shares reported as held by that entity.

The information concerning Dimensional Fund Advisors LP is based upon an amendment to Schedule 13G filed with the SEC on February 9, 2009. Dimensional Fund Advisors LP reports that it is an investment adviser registered under the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts. Dimensional Fund Advisors LP reports that, in its role as investment adviser or manager, it possesses investment and/or voting power over all of the reported shares, but that all of the shares shown are owned by the investment companies, trusts and separate accounts and that it disclaims beneficial ownership of such securities.

The information concerning FMR LLC is based upon a Schedule 13G filed with the SEC on February 17, 2009. FMR LLC reports that it is a parent holding company and has sole voting power with respect to 828,500 of the reported shares and sole power to dispose of all of the reported shares. Fidelity Management & Research Company, or “Fidelity,” a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 504,400 of the reported shares as a result of its status as an investment adviser to certain investment companies holding shares of Gerber's common stock. Edward C. Johnson III and FMR LLC have control of Fidelity and have sole power to dispose of the 504,400 shares reported as beneficially owned by Fidelity. In addition, Pyramis Global Advisors Trust, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 945,900 of the reported shares as a result of its status as investment manager of institutional accounts holding shares of Gerber's common stock. Edward C. Johnson III and FMR LLC control Pyramis Global Advisors Trust and have sole power to dispose of 945,900 shares and sole power to vote 828,500 shares reported as beneficially owned by Pyramis Global Advisors Trust.

The information concerning Royce & Associates, LLC is based upon an amendment to Schedule 13G filed with the SEC on January 26, 2009. Royce & Associates, LLC reports that it has sole voting and investment power with respect to all of the reported shares.

Investment in Gerber Scientific by Directors and Executive Officers

The following table presents, as of May 31, 2009, information regarding the beneficial ownership of Gerber's common stock by the following persons:

•	each Director;
•	the “named executive officers” of Gerber as set forth in the Fiscal 2009 Summary Compensation Table above; and
•	all of Gerber's Directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Donald P. Aiken	61,859	*
Michael R. Elia	54,841	*
Marc T. Giles	290,227	1.17
John Hancock	152,763	*
Edward G. Jepsen	316,283	1.29
Rodney Larson	34,830	*
Stephen P. Lovass	61,391	*
Randall D. Ledford	22,914	*
John R. Lord	37,914	*
Carole F. St. Mark	47,687	*
W. Jerry Vereen	51,428	*

All Directors and executive officers as a group (17 persons)	1,465,933	5.83

*	Less than one percent.

The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power as of or within 60 days after that date, by the sum of the number of shares outstanding as of that date plus the number of shares as to which such person has the right to acquire voting or investment power as of or within 60 days after that date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

The shares shown as beneficially owned by Mr. Aiken include 9,000 shares that Mr. Aiken has the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options and 48,859 shares deliverable to Mr. Aiken pursuant to the Gerber Scientific, Inc. Agreement for Deferment of Director Fees, which we refer to as the “Agreement for Deferment of Director Fees,” or deliverable to Mr. Aiken after he ceases to serve as a Director pursuant to the Gerber Scientific, Inc. Non-Employee Director’s Stock Grant Plan, which we refer to as the “Non-Employee Director’s Stock Grant Plan.”

The shares shown as beneficially owned by Mr. Giles include 121,666 shares that Mr. Giles has the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options.

The shares shown as beneficially owned by Mr. Hancock include 107,025 shares that Mr. Hancock has the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options.

The shares shown as beneficially owned by Mr. Jepsen include 25,683 shares deliverable to Mr. Jepsen after he ceases to serve as a Director pursuant to the Non-Employee Director’s Stock Grant Plan.

The shares shown as beneficially owned by Mr. Larson include 11,666 shares that Mr. Larson has the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options.

The shares shown as beneficially owned by Dr. Ledford are deliverable to Dr. Ledford after he ceases to serve as a Director pursuant to the Non-Employee Director’s Stock Grant Plan.

The shares shown as beneficially owned by Mr. Lord include 22,914 shares deliverable to Mr. Lord after he ceases to serve as a Director pursuant to the Non-Employee Director’s Stock Grant Plan.

The shares shown as beneficially owned by Ms. St. Mark include 9,000 shares that Ms. St. Mark has the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options and 37,687 shares deliverable to Ms. St. Mark pursuant to the Agreement for Deferment of Director Fees or deliverable to her after she ceases to serve as a Director pursuant to the Non-Employee Director’s Stock Grant Plan.

The shares shown as beneficially owned by Mr. Vereen include 9,000 shares that Mr. Vereen has the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options, 1,000 shares held of record by a trust for which Mr. Vereen serves as trustee, and 32,428 shares deliverable to Mr. Vereen after he ceases to serve as a Director pursuant to the Non-Employee Director’s Stock Grant Plan.

The shares shown as beneficially owned by all Directors and executive officers as a group include a total of 529,382 shares that all Directors and executive officers as a group have the right to purchase as of or within 60 days after May 31, 2009 pursuant to the exercise of stock options and a total of 190,485 shares deliverable to Directors pursuant to the Agreement for Deferment of Director Fees or pursuant to the Non-Employee Director’s Stock Grant Plan.

Equity Compensation Plan Information

The table below provides information relating to Gerber’s equity compensation plans as of April 30, 2009. As of that date, the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, the Gerber Scientific, Inc. Non-Employee Director’s Stock Grant Plan and the Agreement for Deferment of Director Fees were the three equity compensation plans that were in effect pursuant to which the company may make future awards. In addition, options to purchase common stock and restricted stock awards remained outstanding as of that date under the Gerber Scientific, Inc. 1992 Employee Stock Plan, the Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan, the Gerber Scientific, Inc. 2003 Employee Stock Option Plan and the Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan. All of the foregoing plans were approved by the company’s shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (#) (a)		Weighted-average exercise price of outstanding options, warrants and rights($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column(a)) (#) (c)

Equity compensation plans approved by shareholders	2,187,746	(1)	9.81	922,507	(2)

(1)
Excludes 1,809 shares of restricted stock outstanding under the Gerber Scientific, Inc. 2003 Employee Stock Option Plan and 976,350 shares of restricted stock outstanding under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan as of April 30, 2009.

(2)
Represents 922,507 shares of common stock remaining available for issuance pursuant to awards under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan. Up to 922,507 of the shares of common stock remaining available for issuance pursuant to awards under this plan may be issued pursuant to awards other than upon the exercise of an option, warrant or right.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has affirmatively determined that all of the current Directors, other than Marc T. Giles, are “independent” of Gerber within the meaning of rules of the NYSE, on which Gerber's common stock is listed. For a Director to be “independent” under the NYSE rules, the Board of Directors must affirmatively determine that the Director has no material relationship with Gerber, either directly or as a partner, shareholder or officer of an organization that has a relationship with Gerber. The Board of Directors has adopted a categorical independence standard. Under this standard, a Director will not fail to qualify as independent solely because the Director served as an employee of any company that has made payments to, or received payments from, Gerber for property or services in an amount which in any of the last three fiscal years does not exceed the greater of $750,000 or 2% of such other company’s consolidated gross revenues. In making its independence determinations, the Board considered the fact that, during fiscal 2009, a company with which W. Jerry Vereen is affiliated purchased goods from Gerber for a total purchase price of $50,390 in transactions that were in the ordinary course of business. The Board of Directors did not consider this relationship to affect Mr. Vereen’s independence due to the relatively small payments involved in the transactions and the fact that the transactions were made in the ordinary course of business.

Each of the Audit and Finance Committee, the Management Development and Compensation Committee and the Nominating and Corporate Governance Committee is composed solely of directors meeting the independence requirements of the NYSE rules.

Transactions With Related Persons

The Board of Directors has vested in the Audit and Finance Committee the responsibility for reviewing and approving the company’s transactions in which a Director, nominee for Director, executive officer, greater than 5% shareholder, or an immediate family member of any of the foregoing persons has a direct or indirect material interest, as well as any other material related-party transactions. Transactions involving executive compensation are subject to oversight and approval by the Management Development and Compensation Committee. The Nominating and Corporate Governance Committee is charged with considering questions of possible conflicts of interest of members of the Board of Directors and Gerber’s executive officers.

In reviewing a related-party transaction, the Audit and Finance Committee will, after reviewing all material information regarding the transaction, take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services rendered to Gerber by PricewaterhouseCoopers LLP, or "PwC", Gerber's independent registered public accounting firm for the 2009 and 2008 fiscal years:

	2009	2008

Audit services	$2,251,455	$3,161,120
Audit-related services	---	219,154
Tax services	185,913	265,008
All other services	7,500	6,060
Total	$2,444,868	$3,651,342

The Audit and Finance Committee of the Board of Directors has considered whether the services provided by PwC, other than audit services, were compatible with maintaining PwC’s independence.

Audit Services.  The audit services shown above were incurred principally for services rendered in connection with the audit of Gerber's consolidated financial statements and internal control over financial reporting and associated filings with the SEC and other United States and foreign regulatory agencies.

Audit-Related Services.  Audit-related fees include fees incurred for assurance and related services that are traditionally performed by independent registered public accounting firms. The audit-related fees shown above for fiscal 2008 were incurred in connection with certain due diligence assistance.

Tax Services.  Tax services include services performed by the tax departments of PwC, except those services related to audits. The tax service fees shown above were incurred in connection with assistance in the preparation of certain of Gerber's international subsidiary tax returns and corporate tax planning and advisory services.

All Other Services.  Amounts shown as fees for “all other services” primarily represent licensing fees for the use of proprietary software of PwC.

Pre-Approval Policy

The Audit and Finance Committee pre-approves all audit and permissible non-audit services provided by Gerber's independent registered public accounting firm. Non-audit services include audit-related, tax and other services.

The Audit and Finance Committee has established a policy that provides for the general pre-approval of specific types of services. Pre-approval under this policy is generally provided for up to one year, is detailed as to the particular services or categories of services that are pre-approved, and specifies fee limits for each service or category of service. The independent registered public accounting firm and management are required to report periodically to the Audit and Finance Committee regarding the services provided by, and fees payable to, the independent registered public accounting firm in accordance with this pre-approval.

During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the general pre-approval. In those instances, the pre-approval policy requires specific pre-approval of the additional services before such firm is engaged to perform the services. In accordance with the policy, the Audit and Finance Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Committee meetings. The Chair must report any pre-approval decisions to the Audit and Finance Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this annual report:

		Page
Management's Report on Internal Control over Financial Reporting		80
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	81
	Consolidated Statements of Operations for the fiscal years ended April 30, 2009, 2008 and 2007	82
	Consolidated Balance Sheets as of April 30, 2009 and 2008	83
	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2009, 2008 and 2007	84
	Consolidated Statements of Changes in Shareholders' Equity for each of the three fiscal years in the period ended April 30, 2009	85
	Notes to Consolidated Financial Statements	86-112

2.	Financial Statement Schedules
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits Gerber Scientific, Inc. herewith files or incorporates herein the following exhibits:

Exhibit Number	Exhibit Description
2.1
Support Agreement among Gerber Scientific Canada Inc., Gerber Scientific, Inc. ("Gerber") and Virtek Vision International, Inc., effective September 4, 2008 (incorporated herein by reference to Exhibit 2.1 to Gerber's Current Report on Form 8-K filed on September 10, 2008).

3.1
Amended and Restated Certificate of Incorporation of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 3.1 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

3.2	Amended and Restated By-laws of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 3.2 to Gerber's Current Report on Form 8-K filed on May 1, 2007).

4.1	Form of common stock certificate of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 4.1 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

10.1
Gerber Scientific, Inc. Non-Employee Director's Stock Grant Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006).

10.2
Gerber Scientific, Inc. 1992 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

10.3	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, as amended (incorporated herein by reference to Exhibit 10.1 to Gerber's Current Report on Form 8-K filed on December 2, 2005).

10.4	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Gerber's Form 8-K filed on September 25, 2008).

10.5
Letter Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and Marc T. Giles (incorporated herein by reference to Exhibit 10.6 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

10.6
Letter Agreement, dated as of March 14, 2008, between Gerber Scientific, Inc. and Michael R. Elia (incorporated herein by reference to Exhibit 10.6 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2008).

10.7
Form of Restricted Stock Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Gerber's Current Report on Form 8-K filed on November 9, 2006).

10.8
Form of Nonqualified Stock Option Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Gerber's Current Report on Form 8-K filed on November 9, 2006).

10.9
Letter Agreement, dated as of September 30, 2002, between Gerber Scientific, Inc. and James S. Arthurs (incorporated herein by reference to Exhibit 10.15 of Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2003).

10.10
Letter Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and John R. Hancock (incorporated herein by reference to Exhibit 10.8 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

10.11
Form of Change in Control Agreement, dated July 14, 1999, between Gerber Scientific, Inc. and its Senior Vice Presidents, including Marc T. Giles (incorporated herein by reference to Exhibit 10.2 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

10.12
Severance Policy for Senior Officers of Gerber Scientific, Inc. as Amended and Restated Effective September 21, 2006 (incorporated herein by reference to Exhibit 10.12 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

10.13
Agreement and Lease between Spandex PLC and IM Properties Finance Limited for the sale and leaseback of property in Bristol, United Kingdom (incorporated herein by reference to Exhibit 10.3 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001).

10.14
Lease Agreement between GERB (CT) QRS 14-73, Inc. and Gerber Scientific, Inc., Gerber Technology, Inc., Gerber Scientific Products, Inc., and Gerber Coburn Optical, Inc. (incorporated herein by reference to Exhibit 10.1 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

10.15
Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.5 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

10.16	First Amendment to the Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan. Filed herewith.

10.17	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to Gerber's Proxy Statement on Schedule 14A filed on August 28, 1995).

10.18
Gerber Scientific, Inc. 2003 Employee Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

10.19	Gerber Scientific, Inc. 2005-2006 Executive Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 4.3 to Gerber's Registration Statement on Form S-8, File No. 333-116991).

10.20
Letter Agreement, dated as of October 1, 2004, between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.21
Letter Agreement, dated as of December 18, 2003, between Gerber Scientific, Inc. and Donald P. Aiken (incorporated herein by reference to Exhibit 10.33 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2004).

10.22
Form of Nonqualified Stock Option Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.23
Form of Restricted Stock Agreement pursuant to the Gerber Scientific, Inc. 2003 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.24
Change in Control Agreement, dated October 1, 2005, between Gerber Scientific, Inc. and William V. Grickis, Jr. (incorporated herein by reference to Exhibit 10.3 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004).

10.25
Change in Control Agreement, dated April 15, 2008, between Gerber Scientific, Inc. and Michael R. Elia (incorporated herein by reference to Exhibit 10.24 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2008).

10.26
Credit Agreement, dated as of January 31, 2008, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank as documentation agent, Citizens Bank of Massachusetts as administrative agent, and RBS Greenwich Capital as sole lead arranger (incorporated herein by reference to Exhibit 10.1 to Gerber's Current Report on Form 8-K filed on February 6, 2008).

10.27
First Amendment to Credit Agreement, dated as of November 21, 2008, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent (incorporated herein by reference to Exhibit 10.2 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008).

10.28
Second Amendment to Credit Agreement, dated as of March 4, 2009, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent.  Filed herewith.

10.29
Letter Agreement, dated as of November 3, 2007, between Gerber Scientific, Inc. and Joseph R. Mele (incorporated herein by reference to Exhibit 10.26 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2008).

10.30
Change in Control Agreement, dated March 4, 2008, between Gerber Scientific, Inc. and Joseph R. Mele (incorporated herein by reference to Exhibit 10.27 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2008).

21.1	Subsidiaries of Gerber. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) and to 18 U.S.C. §1350. Filed herewith.

(b)	See Item 15(a) 3. above.
(c)	See Item 15(a) 2. above.

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2009.  In making this assessment, the Company used the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  The scope of such assessment did not include Gamma Computer Tech Company, Ltd. ("Gamma") which was acquired on September 5, 2008 or Virtek Vision International, Inc. ("Virtek") which was acquired on October 21, 2008, each of which were accounted for as a purchase business combination.  The total assets and revenue of Gamma and Virtek represented approximately 11.1% and 4.2%, respectively, of the accompanying Consolidated Financial Statement amounts as of and for the fiscal year ended April 30, 2009.  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2009 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of April 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included herein.

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
President, Chief Executive Officer                                                                         Executive Vice President, Chief
    Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and its subsidiaries at April 30, 2009 and April 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective April 30, 2007 and the manner in which it accounts for uncertain tax positions effective May 1, 2007.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Virtek Vision International, Inc. and Gamma Computer Tech Company, LTD from its assessment of internal control over financial reporting as of April 30, 2009 because the entities were acquired by the Company in purchase business combinations during the year ended April 30, 2009.    We have also excluded Virtek Vision International, Inc. and Gamma Computer Tech Company, LTD from our audit of internal control over financial reporting.  Virtek Vision International, Inc. and Gamma Computer Tech Company, LTD  are subsidiaries whose total assets and total revenues represent 11.1% and 4.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2009.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
July 7, 2009

Gerber Scientific, Inc.
Consolidated Statements of Operations
	For the Fiscal Years Ended April 30,
In thousands of dollars, except per share data	2009	2008	2007
Revenue:
Product sales	$479,362	$565,945	$509,141
Service sales	73,452	74,072	65,657
	552,814	640,017	574,798
Cost of Sales:
Cost of products sold	350,722	403,776	362,215
Cost of services sold	47,714	49,708	40,209
	398,436	453,484	402,424

Gross profit	154,378	186,533	172,374

Selling, general and administrative expenses	125,726	135,297	124,460
Research and development	22,417	26,187	24,282
Operating income	6,235	25,049	23,632

Other income (expense), net	(4,190)	(132)	524
Interest expense	(3,746)	(4,165)	(3,530)
(Loss) Income before income taxes	(1,701)	20,752	20,626
Income tax (benefit) expense	(3,937)	6,248	7,118
Net income	$2,236	$14,504	$13,508
Earnings Per Share of Common Stock:
Basic	$0.09	$0.62	$0.59
Diluted	$0.09	$0.61	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Balance Sheets
	April 30,
In thousands of dollars and shares	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$10,313	$13,892
Accounts receivable (net of allowance for doubtful accounts of $6,741 and $6,384)	87,798	120,752
Inventories	72,108	76,927
Deferred tax assets, net	9,022	7,600
Prepaid expenses and other current assets	4,659	5,829
Total Current Assets	183,900	225,000
Property, plant and equipment, net	37,119	39,852
Goodwill	76,940	61,844
Deferred tax assets, net	43,339	34,354
Other assets	17,919	17,489
Total Assets	$359,217	$378,539
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$37,494	$51,253
Accrued compensation and benefits	15,735	23,671
Other accrued liabilities	24,748	27,672
Deferred revenue	13,084	16,399
Total Current Liabilities	91,061	118,995
Long-term debt	73,500	42,000
Accrued pension benefit liability	29,629	28,514
Other long-term liabilities	16,725	19,467

Commitments and contingencies (Note 18)
Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000 shares; issued 25,174 and 24,300 shares	252	243
Paid-in capital	79,198	75,472
Retained earnings	97,662	95,426
Treasury stock, 561 and 591 shares, at cost	(11,531)	(12,148)
Accumulated other comprehensive (loss) income	(17,279)	10,570
Total Shareholders' Equity	148,302	169,563
Total Liabilities and Shareholders' Equity	$359,217	$378,539

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Cash Flows
	For the Fiscal Years Ended April 30,
In thousands of dollars	2009	2008	2007
Cash flows from operating activities:
Net income	$2,236	$14,504	$13,508
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,991	9,518	8,756
Deferred income taxes	(5,953)	2,501	1,609
Other-than-temporary impairment charge	2,290	---	---
Stock-based compensation	3,241	1,805	1,751
Gain on sale of assets	(622)	(2,287)	---
Other noncash items	2,220	2,191	1,293
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	25,795	(5,719)	(11,618)
Inventories	5,820	(6,220)	(9,624)
Prepaid expenses and other assets	79	696	(1,154)
Accounts payable and other accrued liabilities	(27,424)	(7,095)	(3,221)
Accrued compensation and benefits	(7,899)	311	(1,028)
Net cash provided by operating activities	9,774	10,205	272
Cash flows from investing activities:
Capital expenditures	(8,187)	(8,589)	(3,945)
Proceeds from sale of available for sale investments	705	751	6,216
Purchases of available for sale investments	(457)	(753)	(6,037)
Proceeds from sale of assets	2,622	345	---
Business acquisitions	(34,273)	(4,650)	(1,510)
Intangible assets expenditures	(828)	(868)	(625)
Net cash used for investing activities	(40,418)	(13,764)	(5,901)
Cash flows from financing activities:
Debt repayments	(80,271)	(314,256)	(301,560)
Debt proceeds	110,686	321,862	297,756
Debt issuance costs	(1,174)	(993)	---
Common stock issued	898	1,373	3,921
Net cash provided by financing activities	30,139	7,986	117
Effect of exchange rate changes on cash	(3,074)	1,413	(581)
(Decrease) Increase in cash and cash equivalents	(3,579)	5,840	(6,093)
Cash and cash equivalents at beginning of year	13,892	8,052	14,145
Cash and cash equivalents at end of year	$10,313	$13,892	$8,052

Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$2,856	$3,655	$3,232
Income taxes, net of refunds	$4,456	$5,290	$3,333

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Changes in Shareholders' Equity
In thousands of dollars and shares	Issued Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unamort. Value of Restrict. Stock Grants	Accum. Other Comp. Income (Loss)	Total
Balance as of April 30, 2006	23,265	$233	$67,339	$69,782	$(13,496)	$(136)	$1,894	$125,616
Net income	--	--	--	13,508	--	--	--	13,508
Currency translation adjustments	--	--	--	--	--	--	7,266	7,266
Unrealized loss on securities, net of reclassification adjustment of $(989) and tax of $(273)	--	--	--	--	--	--	(462)	(462)
Minimum pension liability change, net of tax of $(863)	--	--	--	--	--	--	1,384	1,384
Comprehensive income								21,696
Initial application of SFAS 158, net of tax of $5,300	--	--	--	--	--	--	(8,927)	(8,927)
Cumulative effect of adoption of SFAS 123(R)	--	--	(136)	--	--	136	--	--
Stock issued to Directors	--	--	(258)	--	682	--	--	424
Stock issued under employee plans, net	513	5	3,978	--	--	--	--	3,983
Stock based compensation expense	--	--	1,581	--	--	--	--	1,581
Restricted stock grants and cancellations, net of amortization	31	--	108	--	--	--	--	108
Balance as of April 30, 2007	23,809	$238	$72,612	$83,290	$(12,814)	$--	$1,155	$144,481
Net income	--	--	--	14,504	--	--	--	14,504
Currency translation adjustments	--	--	--	--	--	--	11,686	11,686
Unrealized loss on securities, net of reclassification adjustment of $26 and tax of $(289)	--	--	--	--	--	--	(486)	(486)
Change in pension plans, net of tax of $1,059	--	--	--	--	--	--	(1,785)	(1,785)
Comprehensive income								23,919
Cumulative effect of adoption of FIN 48	--	--	--	(2,368)	--	--	--	(2,368)
Stock issued to Directors	--	--	(323)	--	666	--	--	343
Stock issued under employee plans, net	216	2	1,381	--	--	--	--	1,383
Stock based compensation expense	--	--	1,408	--	--	--	--	1,408
Restricted stock grants and cancellations, net of amortization	275	3	394	--	--	--	--	397
Balance as of April 30, 2008	24,300	$243	$75,472	$95,426	$(12,148)	$--	$10,570	$169,563
Net income	--	--	--	2,236	--	--	--	2,236
Currency translation adjustments	--	--	--	--	--	--	(25,709)	(25,709)
Unrealized gain on securities, net of reclassification adjustment of $2,423 and tax of $341	--	--	--	--	--	--	574	574
Change in pension plans, net of tax of $1,172	--	--	--	--	--	--	(1,973)	(1,973)
Change in derivative instruments, net of tax of $440	--	--	--	--	--	--	(741)	(741)
Comprehensive loss								(25,613)
Stock issued to Directors	--	--	(407)	--	617	--	--	210
Stock issued under employee plans, net	131	1	900	--	--	--	--	901
Stock based compensation expense	--	--	2,032	--	--	--	--	2,032
Restricted stock grants and cancellations, net of amortization	743	8	1,201	--	--	--	--	1,209
Balance as of April 30, 2009	25,174	$252	$79,198	$97,662	$(11,531)	$--	$(17,279)	$148,302
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

The results of operations and cash flows for two companies that were acquired during the fiscal year ended April 30, 2009, Virtek Vision International, Inc. ("Virtek") and Gamma Computer Tech Company, Ltd. ("Gamma"), are included from the dates of acquisition through April 30, 2009 in the accompanying Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders' Equity.

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

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and investments. The Company places its cash and cash equivalents in instruments held at high-quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.  Approximately 68 percent of the Company's revenue was generated in the fiscal year ended April 30, 2009 by the Company's international operations.  The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires letters of credit to support customer obligations.  No individual customer accounted for more than 10 percent of consolidated revenue in any of the fiscal years ended April 30, 2009, 2008 or 2007.  The Company's investments are held in a mutual fund that is traded on the open market.

Inventories – Inventories are stated at the lower of cost or market value, cost being determined primarily using the first-in, first-out (FIFO) cost method. Inventories held at the Company's Apparel and Flexible Materials segment international non-manufacturing companies are valued on a weighted-average basis.

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

Direct development costs associated with internal-use software are capitalized within property, plant and equipment as construction in progress until ready for use and then transferred to machinery, tools and other equipment and amortized over the estimated useful life of the resulting software in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Such software is typically amortized on a straight-line basis over a period that does not exceed 7 years for the Company's enterprise resource planning system and 3 years for all other software, beginning when the asset is substantially ready for use as this is considered to approximate the usage pattern of the software.  As of April 30, 2009 and 2008, the Company had capitalized $4.8 million and $2.4 million, respectively, in construction in progress.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized from the point at which technological feasibility has been established in accordance with Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

These costs are included within property, plant and equipment as construction in progress until the product is available for general release, at which point the asset is transferred to machinery, tools and other equipment and amortized over the estimated useful life of the resulting software.  The Company amortizes capitalized software using the ratio of the product's gross revenue to the current and forecast gross revenue.  Costs capitalized include direct labor and related overhead costs as well as external costs.  Costs incurred prior to technological feasibility being established and after general release are expensed as incurred.  The Company had capitalized $0.7 million in construction in progress as of April 30, 2009.

Goodwill and other intangible assets – Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB SFAS No. 142, Goodwill and Other Intangible Assets.  The Company reviews the value of goodwill for impairment annually during its fourth quarter, or sooner if a triggering event has occurred that indicates that the carrying amount of the assets may not be fully recoverable.

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives.  In addition, these assets are reviewed for potential impairment whenever a triggering event has occurred that indicates the carrying values may not be fully recoverable.

Valuation of long-lived assets – The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be fully recoverable.  Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted value would become the assets' new cost basis.

Income taxes – The Company accounts for income taxes in accordance with FASB SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Pension obligations – In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158").  This statement requires balance sheet recognition of the overfunded or underfunded status of pension benefit plans.  Under SFAS 158, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations must be recognized in Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.

Revenue recognition – product sales.  Product sales consist primarily of equipment, including installation, training and extended warranty, as well as aftermarket supplies and software sales on the Company's equipment sales.  Equipment sales are to the sign making and specialty graphics, apparel and flexible materials, and ophthalmic lens processing industries.  Aftermarket supplies include spare parts and consumable materials needed by customers to maintain and use the Company's equipment.  Software product sales consist of software products and licenses.  The Company also licenses certain intellectual property and recognizes revenue when the earnings process is complete, which is typically upon inception of the license term as the Company has no further involvement or performance obligations under the license.

The Company recognizes revenue on product sales in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104, Revenue Recognition ("SAB 104").  SAB 104 requires revenue to be recognized when it is realized or realizable and earned, which occurs when the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the price is fixed or determinable; and
•	collectibility is reasonably assured

The Company recognizes revenue on product sales at the time of shipment, which is when title and the risks and rewards of ownership of the product transfer to the Company's customers and all of the criteria per SAB 104 are considered to have been met.  If any of these criteria are not met at shipment, which is infrequent, revenue recognition is deferred until such time as all required conditions of SAB 104 have been completed.

Certain equipment sales may provide a payment plan that allows for the final payment to be due upon installation of the equipment.  The Company recognizes revenue when it meets the criteria outlined in SAB 104, including that collectibility is reasonably assured.  These conditions are met at the time of shipment.  Additionally, in very limited circumstances, certain equipment sales may provide for customer acceptance provisions that include incremental measures or product performance criteria.  These provisions are evaluated on a case by case basis.  To the extent these provisions are deemed to be substantive, the Company defers revenue until acceptance has occurred and all other criteria outlined in SAB 104 are met.  Instances of equipment returns are infrequent and can be reasonably and reliably estimated.

The Company's software products are "off-the-shelf" and do not require modification or customization by the Company.  Software license revenue is recognized upon shipment in accordance with the AICPA's Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2").  SOP 97-2 includes criteria similar to SAB 104; however, collectibility must be probable rather than reasonably assured on software and software-related deliverables in order to recognize revenue.

Revenue on extended warranty contracts is recognized on a straight-line basis over the contractual period.

Service sales – Service sales are derived primarily from separately priced maintenance contracts on the Company's equipment sales, software subscriptions and labor and parts sold through the service channel.  Revenue on these items is recognized on a straight-line basis over the contractual period or when services are performed.

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

In situations where there are multiple elements, the Company recognizes revenue equal to the allocated value of the equipment at the time of shipment, which is when the elements meet the criteria specified in Emerging Issues Task Force ("EITF") Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") as follows:

•
The equipment the Company sells has value on a stand-alone basis. The Company's customers may resell equipment on a stand-alone basis and there is an observable market for the equipment.  The Company also may sell the equipment without installation, training or service agreements. In these cases, the overall sales price is reduced by an amount equal to the fair value of any undelivered elements, as applicable.

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

Return policy – The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance, except for certain aftermarket supplies sales in the Ophthalmic Lens Processing segment.  The Company recognizes gross revenue from those aftermarket supplies sales upon shipment and during the same period reduces gross revenue and the associated cost of sales by an estimate for sales returns based upon its historical experience and current economic factors.

Distribution – The Company's Apparel and Flexible Materials segment's sales are primarily made through its domestic and international in-house direct distribution and service network.  Independent agents and third-party distributors are used in certain foreign countries.  The Ophthalmic Lens Processing segment's sales are primarily made through its in-house sales force and through independent agents in certain foreign countries.  The Sign Making and Specialty Graphics segment's sales are made through both third-party distributors and the Company's wholly-owned subsidiary, Spandex.  In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company's sales of third-party purchased products are recorded on a gross revenue basis as the Company is the primary obligor in these transactions, bears general inventory and credit risks and sets the pricing terms with its customers.

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

Recourse obligations – The Company, in connection with certain product sales, may provide assistance to its customers in obtaining lease financing from third-party financial services institutions.  These sales have been determined to be direct sales to the third-party financial services institutions.  These arrangements may contain recourse provisions, under which the Company is liable to the third-party financial services institutions in the event of default by the lessee.  These leases typically have terms ranging from two to six years.  The Company records an estimated recourse liability based upon its historical experience and current economic factors.

Shipping and handling fees and costs – The Company includes shipping and handling fees billed to customers in product sales.  Shipping and handling costs associated with inbound and outbound freight are included in cost of products sold.

Sales, use and value-added taxes – The Company records sales, use and value-added taxes on a net basis.

Research and development – Research and development costs are charged to expense as incurred, except for development costs that are capitalized in accordance with SFAS 86.  These costs are primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

Earnings per share – Basic and diluted earnings per common share are calculated in accordance with the provisions of FASB SFAS No. 128, Earnings per Share.  Basic earnings per common share are equal to net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted-average number of common shares outstanding during the period, including the effect of stock-based compensation awards, if such effect is dilutive.

Stock options and share grants – The Company applies the provisions of FASB SFAS No. 123R, Share-Based Payment ("SFAS 123R"), for its stock options and share grants.  Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense using the straight-line method over the employee's requisite service period (generally the vesting period of the equity grant).

In the fiscal years ended April 30, 2009, 2008 and 2007, the Company did not recognize windfall tax benefits from direct awards in the amount of $0.2 million, $0.2 million and $1.1 million, respectively, because the benefit did not reduce income taxes payable in the current year utilizing the with-and-without approach to intra-period tax allocation.  When and if the Company is able to realize a benefit, an adjustment will be made to paid-in capital.

Foreign currency translation – Assets and liabilities of foreign subsidiaries are translated to the reporting currency of the Company, which is the United States dollar, at exchange rates prevailing at the balance sheet date.  Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature, as designated by management, are deferred and accumulated as a separate component of Shareholders' Equity.  Revenue and expenses are translated at average exchange rates prevailing during the year.  Transaction gains and losses are included in the Consolidated Statement of Operations.  Foreign currency transaction losses included in Other income (expense), net were $0.8 million and $1.2 million for the fiscal years ended April 30, 2009 and 2008, respectively.  Foreign currency transaction gains included in Other income (expense), net were $0.7 million for the fiscal year ended April 30, 2007.

Hedging activity – The Company has used derivative instruments, including interest rate swaps and forward contracts, to manage certain interest rate and foreign currency exposure.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.  Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract.

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted interest payments may be accounted for as cash flow hedges, as deemed appropriate.  Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

Investments – The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan.  The mutual fund portfolios primarily consist of common stocks, fixed income securities and money market instruments.  These investments are held in the custody of a major financial services institution.  The specific identification method is used to determine the cost basis of investments disposed of.  As of April 30, 2009 and 2008, the Company's investments were classified as available for sale.  These investments are recorded in the Consolidated Balance Sheets at fair value and are included in Other assets.  Unrealized holding gains and losses are recorded within Accumulated Other Comprehensive Income (Loss) within Shareholders' Equity, net of tax.  Losses resulting from other-than-temporary impairments are recorded within Other income (expense), net on the Consolidated Statements of Operations.  The Company monitors its investment portfolio for impairment on an ongoing basis.  The fair value of investments is determined using quoted market prices for those securities.  See Note 16.

Asset retirement obligations – The Company follows the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143 ("FIN 47"), which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made.  The Company has determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements.  The liability for asset retirement obligations was $0.8 million and $0.9 million as of April 30, 2009 and 2008, respectively.

Deferred financing costs – The Company amortizes capitalized financing costs over the life of the associated debt using the effective interest method.  The unamortized amounts are included in Other assets on the Consolidated Balance Sheets.

Reclassifications -  Certain reclassifications have been made to the Consolidated Statement of Operations for the year ended April 30, 2008 to amounts previously disclosed to conform to the presentation for the year ended April 30, 2009.  The Company reclassified a $1.0 million gain on the sale of operating assets of the Ophthalmic Lens Processing segment from Other income

(expense), net to Selling, general and administrative expenses.

New accounting pronouncements – In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which will be effective for the Company on May 1, 2009.  The provisions of SFAS 165 will require additional disclosures surrounding subsequent events that occur after the balance sheet date and before the financial statements are available to be issued or issued.  The Company will comply with SFAS 165 beginning with the fiscal quarter ending July 31, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which will be effective for the Company on May 1, 2009.  FSP EITF 03-6-1 clarifies that participating securities used to calculate basic earnings per share must include share-based payment awards that entitle holders to receive nonforfeitable dividends.  Therefore, basic earnings per share will include the Company's unvested restricted stock awards upon adoption.  Additionally, FSP EITF 03-6-1 requires retrospective adjustment to all prior period earnings per share data.  The adoption of FSP EITF 03-6-1 is not expected to materially impact the disclosures of historical earnings per share.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R").  The provisions of SFAS 141R are effective for business acquisitions completed by the Company beginning on May 1, 2009.  The potential impact of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such future acquisitions.  Certain provisions in SFAS 141R could prospectively impact changes to previous recorded purchase accounting estimates.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  The provisions of SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 will be effective for the Company beginning on May 1, 2009.  The Company does not expect that the adoption of SFAS 160 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The FASB also issued Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"), and No. 157-2, Effective Date of FASB No. 157 ("FSP 157-2"), which were also effective for the Company on May 1, 2008.  FSP 157-1 excludes certain lease transactions from the scope of SFAS 157, and FSP 157-2 delayed the Company's effective date of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009.  The Company adopted SFAS 157 and the related FSPs for its financial assets and liabilities as of May 1, 2008 (see Note 16).  The Company does not expect that the adoption of SFAS No. 157 related to certain nonfinancial assets and liabilities will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.  Accounts Receivable

The Company sells products and services to customers in a variety of industries and geographic areas and continually monitors customer creditworthiness and payments from its customers.  The Company requires, in some instances, bank letters of credit to support customer obligations.  Allowances for doubtful accounts are maintained for estimated losses resulting from the customers' inability to make required payments.  When evaluating the adequacy of its allowance for doubtful accounts, the Company considers various factors including accounts receivable agings, customer credit worthiness and historical bad debt experience.

A rollforward of the allowance for doubtful accounts for each of the three fiscal years in the period ended April 30, 2009 was as follows:

In thousands	Balance at Beginning of Fiscal Year	Charges to Costs and Expenses[1]	Deductions[2]	Balance at End of Fiscal Year
Fiscal 2009	$6,384	$2,733	$(2,376)	$6,741
Fiscal 2008	$7,012	$2,524	$(3,152)	$6,384
Fiscal 2007	$7,016	$2,829	$(2,833)	$7,012
1 Includes bad debt expense and foreign currency translation adjustments.

[2] Deductions include accounts receivable written off and recoveries.

Note 3.  Inventories

Inventories were as follows and included acquired inventories from the Virtek and Gamma acquisitions as of April 30, 2009:

	April 30,
In thousands	2009	2008
Raw materials and purchased parts	$58,779	$64,230
Work in process	1,847	2,894
Finished goods	11,482	9,803
Total inventories	$72,108	$76,927

Note 4.  Property, Plant and Equipment

The components of property, plant and equipment were as follows and included acquired property, plant and equipment from the Virtek and Gamma acquisitions as of April 30, 2009:

	April 30,
In thousands	2009	2008
Land	$1,020	$1,218
Buildings	35,166	38,405
Machinery, tools and equipment	96,457	109,530
	132,643	149,153
Accumulated depreciation	(101,091)	(113,081)
	31,552	36,072
Construction in progress	5,567	3,780
Total property, plant and equipment, net	$37,119	$39,852

Construction in progress included capitalized interest of $0.2 million for the fiscal year ended April 30, 2009 and $0.1 million for the fiscal year ended April 30, 2008.  Depreciation expense was $9.0 million, $8.8 million, and $8.1 million for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.

Note 5.  Acquisitions

Acquisitions During the Fiscal Year Ended April 30, 2009 - The Company completed acquisitions of two companies during the fiscal year ended April 30, 2009.  In September 2008, the Company acquired for cash the capital stock of Gamma and in October 2008, the Company acquired for cash the capital stock of Virtek.  The acquisitions were funded through borrowings under the Company's existing revolving credit facility.  The operating results of these businesses are included within the Apparel and Flexible Materials segment in the Company's Consolidated Financial Statements from the respective dates of acquisition.

Gamma, a manufacturer of equipment for the apparel and flexible materials markets, is expected to expand the Company's position within China.  Under the terms of the stock purchase agreement, the Company paid $5.1 million to the stockholders of Gamma and may be required to pay approximately $0.6 million as contingent consideration during the fiscal quarter ending

October 31, 2009.  The assets and liabilities of Gamma were recorded at fair value on the date of acquisition under the purchase method of accounting.  The Company determined the fair value of acquired intangible assets through the use of valuation models.  The unallocated purchase price was recorded as goodwill.

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

The Company purchased all of the outstanding common stock of Virtek for an aggregate purchase price of approximately $29.0 million.

The assets and liabilities of Virtek were recorded at fair value under the purchase method of accounting.  The Company has substantially finalized its purchase accounting adjustments as of April 30, 2009 as reflected in the table below; however, certain balances are still being assessed, particularly with respect to workforce reductions.  The Company determined the fair value of acquired intangible assets through the use of valuation models.  The acquired amortizable intangible assets included $3.0 million of developed technology with an estimated useful life of 10 years and trade names valued at $0.1 million with an estimated useful life of 3 years.  The unallocated purchase price of $16.0 million was recorded as goodwill, none of which is anticipated to be tax deductible. The table below summarizes the assets acquired and liabilities assumed.  The amount reported for Goodwill includes capitalized transaction costs of approximately $3.4 million.

In thousands	October 21, 2008
Assets acquired:
Cash and cash equivalents	$4,128
Accounts receivable	6,940
Inventories	8,756
Prepaid and other assets	615
Property, plant and equipment	1,831
Goodwill	16,009
Deferred tax assets	3,030
Other assets	3,135
Total assets acquired	$44,444
Liabilities assumed:
Accounts payable	$2,499
Accrued compensation and benefits	2,954
Other liabilities	5,579
Deferred revenue	959
Total liabilities assumed	$11,991
Net assets acquired	$32,453

As a result of the Virtek acquisition, the Company has planned to consolidate Virtek production facilities for certain product lines within its United States, German and Canadian locations.  Included in this plan are workforce reductions and plans to exit certain leased facilities.  The Company's purchase price allocation of accrued compensation and benefits and other liabilities included $1.6 million of estimated costs for workforce reductions and lease termination costs as of the acquisition date.

The Company believes that its results of operations for fiscal 2008 and fiscal 2007 would not have been materially different had the fiscal 2009 acquisitions occurred at May 1, 2007 or May 1, 2006, respectively.

Acquisition During the Year Ended April 30, 2008 - In May 2007, the Company acquired for cash the stock of Data Technology, Inc. ("Data Technology"), a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries, located in Massachusetts.  The Company plans to leverage its global multi-market distribution channels and commercial brand development expertise to release Data Technology's products into its international markets.  The Company also plans to leverage Data Technology's product portfolio and technologies into sign making and specialty graphics applications.  Under the terms of the stock purchase agreement, the purchase price was $6.2 million, of which the Company paid $5.2 million in cash to the stockholders of Data Technology and expects to pay approximately $1.0 million related to amounts held in escrow under the terms of the stockholder agreement as contingent consideration during the fiscal quarters ending July 31, 2009 and October 31, 2009.  Additionally, the Company may pay further contingent cash consideration as payments become due through the fiscal quarter ending July 31, 2010 related to certain earn-out provisions based upon operating profit objectives contained in the agreement.  The operating results of this business are included within the Sign Making and Specialty Graphics segment in the Company's Consolidated Financial Statements from the effective date of the acquisition on May 1, 2007.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including capitalized transaction costs, and related deferred income taxes as of the acquisition date:

In thousands	May 1, 2007
Assets acquired:
Cash and cash equivalents	$500
Accounts receivable	701
Inventories	2,106
Prepaid expenses and other current assets	71
Property, plant and equipment	450
Goodwill	5,954
Other assets	68
Total assets acquired	$9,850
Liabilities assumed:
Accounts payable	$1,447
Accrued compensation and benefits	139
Other accrued liabilities	841
Deferred revenue	1,038
Deferred income taxes	223
Long-term debt	1,012
Total liabilities assumed	$4,700
Net assets acquired	$5,150

The Company believes that its results of operations for the fiscal year ended April 30, 2007 would not have been materially different had the acquisition occurred at May 1, 2006.

Note 6.  Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Consolidated Balance Sheets:

	April 30, 2009		April 30, 2008
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,603	$3,210	$7,512	$3,062
Other	5,131	739	646	413
Total amortized intangible assets	$12,734	$3,949	$8,158	$3,475

Total amortized intangible assets as of April 30, 2009 included gross acquired intangible assets of $1.4 million from the Gamma acquisition and $3.2 million from the Virtek acquisition.

Intangible asset amortization expense was $1.0 million, $0.7 million and $0.7 million for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.  It is estimated that such expense will be $1.0 million for the fiscal year ending April 30, 2010, $0.9 million for the fiscal year ending April 30, 2011, $0.8 million annually for the fiscal years ending April 30, 2012 and 2013, and $0.7 million for the fiscal year ending April 30, 2014 based on the amortized intangible assets as of April 30, 2009.

During the fiscal years ended April 30, 2009, 2008 and 2007, the Company did not recognize any goodwill impairments or dispositions.  Balances and changes in the carrying amount of goodwill for the fiscal years ended April 30, 2009 and 2008 were:

In thousands	Sign Making & Specialty Graphics	Apparel & Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2007	$23,923	$13,906	$16,996	$54,825
Business acquisition	5,862	25	---	5,887
Effects of currency translation	914	218	---	1,132
Balance as of April 30, 2008	$30,699	$14,149	$16,996	$61,844
Business acquisitions	---	20,245	---	20,245
Adjustment to previously reported goodwill	92	---	---	92
Effects of currency translation	(5,054)	(187)	---	(5,241)
Balance as of April 30, 2009	$25,737	$34,207	$16,996	$76,940

Note 7.  Investments

The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan.  Investments in available-for-sale securities included in Other assets for the fiscal years ended April 30, 2009 and 2008 were:

	For the Fiscal Years Ended April 30,
	2009			2008
In thousands	Cost	Unrealized Gains	Estimated Fair Value	Cost	Unrealized Losses	Estimated Fair Value
Mutual funds	$2,796	$159	$2,955	$5,461	$(756)	$4,705

As of January 31, 2009, the Company’s available for sale investment in a balanced mutual fund had an unrealized loss of $2.3 million. This investment was impaired as the carrying value of the security exceeded the fair value. The Company reviewed this impairment to determine whether the impairment should be classified as temporary or other-than-temporary.  The Company believed it has the ability to hold this investment for a sufficient period of time to recover this unrealized loss, as the Company expected the balanced fund to recover in value at a rate consistent with the overall investment market conditions in the United States. However, the duration of the recovery period could likely span several years. Based on this information, the Company recorded a $2.3 million impairment as other-than-temporary within Other income (expense), net on the Consolidated Statement of Operations for the fiscal year ended April 30, 2009.  Gross realized losses of $0.1 million were also included in Other income (expense), net for the fiscal year ended April 30, 2009.  Realized gains and losses for the fiscal year ended April 30, 2008 were not significant.  Gross realized gains of $1.0 million were included in Other income (expense), net for the fiscal year ended April 30, 2007.  Realized gains and losses were reclassified from Accumulated Other Comprehensive Income into the Consolidated Statements of Operations using the specific identification cost method.

Note 8.  Income Taxes

Components of the provision for income taxes attributable to continuing operations were:

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Current:
Federal	$(270)	$(1,602)	$(232)
State and local	95	273	223
Foreign	1,979	6,406	4,805
Total current	1,804	5,077	4,796
Deferred:
Federal	(3,134)	900	1,521
State and local	(106)	128	278
Foreign	(2,501)	143	523
Total deferred	(5,741)	1,171	2,322
Income tax expense	$(3,937)	$6,248	$7,118

The following reconciles the statutory United States federal income tax rate to the consolidated effective income tax rate:

	For the Fiscal Years Ended April 30,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of US federal tax benefit	(3.7)	1.3	1.5
Reversal of valuation allowance in France	190.7	---	---
Foreign tax differences and other valuation allowance adjustments	(47.2)	1.0	1.9
Export tax incentives	---	---	(1.3)
Research and development tax credits	20.9	(2.0)	(2.8)
Adjustment of prior years' tax estimates	34.0	(7.0)	(0.6)
Other, net	1.8	1.8	0.8
Effective income tax rate	231.5%	30.1%	34.5%

FASB SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), requires that a valuation allowance be established if, based upon all available evidence, it is "more likely than not" that all or a portion of deferred tax assets may not be realized.  A review of all available evidence includes, but is not limited to, Company performance, the market environment in which the Company operates, the length of carryback and carryforward periods, as well as objectively verifiable evidence concerning future profitability.

Deferred tax assets and liabilities as of April 30, 2009 and 2008 were:

	April 30, 2009		April 30, 2008
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$1,452	$1,265	$1,332	$1,704
Patents	---	1,519	---	1,517
Employee benefit plans	12,097	154	11,935	95
Inventory	5,639	---	3,641	---
Asset valuations	13,734	6,799	13,570	5,815
Provisions for estimated expenses	3,442	---	3,262	73
Net operating losses	23,902	---	16,584	---
Credit carryforwards	7,133	270	5,137	---
Other	1,843	805	1,789	550
	69,242	10,812	57,250	9,754
Valuation allowance	(17,752)	---	(16,144)	---
	$51,490	$10,812	$41,106	$9,754

United States income and foreign withholding taxes have not been provided on $128.8 million of foreign subsidiaries excesses of financial reporting over investment tax basis differences, including unremitted foreign earnings, because the differences are considered to be reinvested indefinitely outside the United States.  The basis differences could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.  Determination of the related amount of the unrecognized deferred income tax liability is not practicable.

The sources of income before income taxes were:

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
United States	$(11,963)	$439	$4,489
Foreign	10,262	20,313	16,137
Income before income taxes	$(1,701)	$20,752	$20,626

As of April 30, 2009, the Company has approximately $241.3 million of tax net operating loss carryforwards, primarily state and foreign, of which $218.0 million expire as follows:  $7.2 million from the fiscal years ended April 30, 2009 through 2014, $6.7 million during the fiscal years ending April 30, 2015 through 2019, and $204.1 million from the fiscal years ending April 30, 2020 through 2029.  In addition, the Company has approximately $9.1 million of federal tax credit carryforwards, of which $7.3 million expire beginning in the year ending April 30, 2013.

As of April 30, 2009 and 2008, the Company had valuation allowances of $17.8 million and $16.1 million, respectively, related primarily to foreign and state loss carryforwards, which do not meet the standard of being more likely than not to be realized.  The net increase in the valuation allowance of $1.7 million for the fiscal year ended April 30, 2009 relates principally to the acquisition of Virtek, as the group had various valuation allowances totaling $3.4 million as of the date of acquisition, as well as valuation allowances established for other losses not benefited.  The reversal of a valuation allowance against French loss carryforwards of $3.2 million resulting from the restructuring of the Company's French subsidiaries partially offset the increase from the Virtek acquisition.  The Company expects future operations will generate sufficient earnings to realize its remaining deferred tax assets.

A rollforward of the valuation allowance on deferred tax assets for each of the three fiscal years in the period ended April 30, 2009 was as follows:

In thousands	Balance at Beginning of Fiscal Year	Charges to Income Tax Expense	Acquired Valuation Allowances		Deductions [1]	Balance at End of Fiscal Year
Fiscal 2009	$16,144	$1,511		$3,415	$(3,318)	$17,752
Fiscal 2008	$15,043	$1,188	$	---	$(87)	$16,144
Fiscal 2007	$14,292	$1,227	$	---	$(476)	$15,043
1  Included in the amount for fiscal 2009 is $3.2 million associated with the reversal of the valuation allowance in France.

Charges to income tax expense relate primarily to net operating losses in state and foreign jurisdictions, the effect of which has been included in the effective tax rate reconciliation in the adjustment for state income taxes and within foreign tax rate differences.

As disclosed in Note 1, the Company adopted the provisions of FIN 48 as of May 1, 2007. At April 30, 2009, the Company had gross tax-effected unrecognized tax benefits of $6.8 million of which $3.4 million, if recognized, would impact the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense.  During the fiscal years ended April 30, 2009 and 2008, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million in each fiscal year. Total accrued interest at April 30, 2009 and 2008 was approximately $0.1 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the fiscal years ended April 30, 2009 and 2008:

In thousands	2009	2008
Beginning balance	$4,064	$5,061
Additions for tax positions related to the current year	140	74
Additions for tax positions of prior years	37	292
Reductions for tax positions of prior years	(196)	(374)
Reductions for lapse of applicable statutes of limitation	(623)	(989)
Settlements	---	---
Ending balance	$3,422	$4,064

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, Switzerland, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to United States federal, state and local, or non-United States income tax examinations for years before 2003.

It is reasonably possible that a reduction in the range of $0.2 million to $0.6 million of unrecognized tax benefits may occur within 12 months as a result of the filing of amended tax returns and expirations of statutes of limitation.

Note 9.  Borrowings

The Company's outstanding debt is comprised of the following:

	April 30, 2009	April 30,
In thousands	Effective rates	2009	2008
Short-term lines of credit	4.67%	$189	$	---
Revolving credit facility	5.33%	67,500		36,000
Industrial development bonds	3.15%	6,000		6,000
		73,689		42,000
Less portion due within one year		(189)		---
Total long-term debt		$73,500		$42,000

All of the Company's outstanding debt was at variable interest rates as of April 30, 2009.  As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.  The Company has used interest rate swaps to manage certain market rate exposures.  See Note 10.

Credit Facility – The Company entered into a credit agreement on January 31, 2008 (the "Credit Agreement"), amended during March 2009, with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  The facility is a $100.0 million senior secured credit facility, which may be borrowed under revolving credit loans.  In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $50.0 million the total principal amount of borrowings available under the credit facility.  The facility matures on January 31, 2012.  The Credit Agreement is among the Company and certain of its subsidiaries and JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, Citizens Bank of Massachusetts and RBS Greenwich Capital.

Outstanding borrowings under the Credit Agreement accrue interest at an annual rate equal to the defined Applicable Base Rate ("ABR") or the London Interbank Offered Rate ("LIBOR"), plus a variable margin, which varies based upon certain financial measurements.  An annual commitment fee is payable quarterly based upon the unused amount of the Credit Agreement at a specified margin.  The specified margins and commitment fees are based on the Company's ratio of Total Funded Debt to Consolidated EBITDA, as illustrated in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin (basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  The Company is subject to financial covenants under the Credit Agreement.  These include the ratio of Total Funded Debt to Consolidated EBITDA of 3.75:1.0 beginning with the fiscal quarter ended April 30, 2009 through the fiscal quarter ending October 31, 2009, 3.25:1.0 for the fiscal quarter ending January 31, 2010 through the fiscal quarter ending April 30, 2010 and 3.0:1.0 for the fiscal quarter ending July 31, 2010 and thereafter.  The ratio of Consolidated EBIT to Consolidated Interest Expense is 2.75:1.0 for the fiscal quarter ended April 30, 2009, 2.25:1.0 for the fiscal quarter ending July 31, 2009, 2.0:1.0 for the fiscal quarter ending October 31, 2009, 2.25:1.0 for the fiscal quarter ending January 31, 2010, 2.75:1.0 for the fiscal quarter ending April 30, 2010 and 3.0:1.0 for the fiscal quarter ending July 31, 2010 and thereafter.  A maximum capital expenditures covenant limits the Company's annual capital expenditures to not more than $10.0 million.  The Company also must comply with a minimum asset coverage covenant of a 1.0:1.0 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55 percent of consolidated net accounts receivable plus 25 percent of consolidated inventories and $20.0 million for consolidated fixed assets.

The definition of EBITDA in the Credit Agreement excludes certain gains and expenses, such as other-than-temporary impairment asset charges and non-cash stock compensation, as well as non-recurring fees and expense associated with the amendment executed in March 2009.  The March 2009 amendment fee and related costs were $1.2 million and were capitalized.  In conjunction with the credit facility amendment in March 2009, Gerber incurred a $0.3 million loss for the write-off of certain deferred financing costs.

The Company's future compliance with the financial covenants under the credit facility will depend primarily on its success in generating sufficient operating cash flows.  Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  The Company was in compliance with its financial covenants as of April 30, 2009.

The Credit Agreement also contains certain subjective acceleration causes; under which, upon the occurrence of a change in the

Company's financial condition, business or operations considered by the lenders to be materially adverse to the Company, the lenders may cause amounts due under the agreement to become immediately due and payable.  Additionally, the Credit Agreement contains certain cross-default provisions, which provide that default by the Company under other lending arrangements could cause the Company to be in default under the Credit Agreement.

Under the terms of its credit facility, the Company is restricted from making cash dividend payments in excess of 25 percent of the preceding year's net income.

The credit facility is collateralized by first-priority liens on selected assets and the pledge of capital stock of the Company and certain of its subsidiaries.

Weighted-average interest rates of the Company's primary credit facility, inclusive of deferred debt issue costs amortized, were 5.7 percent in the fiscal year ended April 30, 2009, 8.6 percent in the fiscal year ended April 30, 2008 and 9.5 percent in the fiscal year ended April 30, 2007.

Industrial Development Bonds – The Company has outstanding $6.0 million of Variable Rate Demand Industrial Development Bonds ("Industrial Development Bonds").  The interest rate is adjusted to market rates on a weekly basis.  Weighted-average interest rates of the Industrial Development Bonds were 1.9 percent in the fiscal year ended April 30, 2009, 3.3 percent in the fiscal year ended April 30, 2008 and 3.6 percent in the fiscal year ended April 30, 2007.  The Industrial Development Bonds are collateralized by certain property, plant and equipment and mature in 2014.

The demand feature of the Industrial Development Bonds is supported by a letter of credit from a major United States commercial bank. The letter of credit, which expires in September 2009, automatically renews on an annual basis through an evergreen clause and carries a fee of 1.75 percent of the face amount.  Advances under the letter of credit become a note payable on demand at the bank's prime interest rate. The bank providing the letter of credit has a mortgage and security interest in certain property of the Company.  There were no outstanding amounts under this letter of credit as of April 30, 2009 or 2008.

Short-term Lines of Credit – The Company had short-term bank lines of credit available with several international banks of approximately $2.7 million as of April 30, 2009 and $5.4 million as of April 30, 2008.

Note 10.  Derivative Instruments

The Company adopted FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161") during the fourth quarter of fiscal 2009.  The Company has used derivative instruments in the fiscal year ended April 30, 2009, including interest rate swaps and forward contracts, to manage certain interest rate and foreign currency exposures.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

The Company holds debt that is indexed at variable market interest rates and operates internationally.  Therefore, the Company is exposed to fluctuations in interest rates and foreign exchange rates in the normal course of business.  These fluctuations can increase the costs of financing, investing and operating the business.  By nature, all financial instruments involve market and credit risks.  The Company enters into derivative and other financial instruments with major investment grade financial institutions and has procedures to monitor the credit risk of those counterparties.  The Company limits its counterparty exposure and concentration of risk by diversifying counterparties.  While there can be no assurances, the Company does not anticipate any non-performance by any of these counterparties.

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted interest payments may be accounted for as cash flow hedges, as deemed appropriate.  Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

Interest Rate Swaps – The Company is subject to market risk exposure from changes to interest rates due to the variable nature of the credit facility market interest rates.  The Company manages these exposures by periodically assessing the market environments and swapping variable interest payments for fixed interest payments at an acceptable level for a portion of its debt.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the interest rate swap is classified as an other asset or other liability at fair value on the Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria of SFAS 133, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Income in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Interest Expense when the interest payments are incurred.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period that it occurs.  Cash flows associated with the interest rate swaps are recorded within cash flows from operating activities within the Consolidated Statements of Cash Flows.

The Company entered into two interest rate swap arrangements effective during the fiscal year ended April 30, 2009, hedging its variable LIBOR based interest payments on $20.0 million and $25.0 million of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matures in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.  There were no derivative contracts in place as of April 30, 2008.  The following table summarizes the fair value of these derivative instruments as of April 30, 2009:

In thousands	Balance Sheet Location	Liabilities
Derivatives designated as hedging instruments:
Interest rate swap arrangements	Other accrued liabilities	$1,181

The following table summarizes the pre-tax impact on Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity from interest rate swap arrangements that qualified as cash flow hedges under SFAS 133 for the year ended April 30, 2009:

In thousands	2009
Loss recognized in Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity before tax effect	$1,181
Loss reclassified from Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity to Interest Expense (effective portion)	$301

Assuming current market conditions continue, of the amount recorded in Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity, a $0.9 million loss is expected to be reclassified as interest expense to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months.

Foreign Currency Forward Contracts – During the fiscal year ended April 30, 2009, the Company managed certain foreign currency transaction risk to acceptable limits through the use of derivatives to hedge forecasted foreign currency cash flows associated with the Virtek acquisition.  As hedge accounting is not permissible under SFAS 133 related to contemplated business combinations, the hedges were utilized as economic hedges.  A loss of $0.7 million was recorded upon the settlement of the derivative within Other Income (Expense), net on the Company's Consolidated Statements of Operations for the fiscal year ended April 30, 2009.  As of April 30, 2009 and 2008, there were no outstanding foreign currency forward contracts.

Note 11.  Preferred Stock, Common Stock, Stock Plans and Restricted Stock

Preferred Stock – The Company's Certificate of Incorporation authorizes 10.0 million shares of preferred stock, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series.  As of April 30, 2009, no preferred stock had been issued.

Common Stock – The Company's Certificate of Incorporation authorizes 100.0 million shares of common stock.  There were 24.6 million shares outstanding as of April 30, 2009 and 23.7 million shares outstanding as of April 30, 2008.

Stock Repurchase Plan – The Company was authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant.  Under this authorization, the Company purchased 1.0 million shares in the fiscal year ended April 30, 2000. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2009, the Company could purchase up to an additional 2.0 million shares.

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

As of April 30, 2009 the Company had five stock incentive plans:  the 2006 Omnibus Incentive Plan (the "Omnibus Plan"), the 2003 Employee Stock Option Plan (the "2003 Plan"), the 1992 Employee Stock Plan (the "1992 Employee Plan"), the 1992 Non-Employee Director Stock Option Plan (the "1992 Non-Employee Director Plan") and the Non-Employee Director's Stock Grant Plan (the "Non-Employee Director Stock Grant Plan"), under which employees and Directors had been granted options to purchase or be granted common stock of the Company, as applicable.

The Omnibus Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units performance shares, performance units, cash-based awards and other stock-based awards to Directors, officers and key employees.  As of April 30, 2009, only nonqualified stock options and restricted stock had been granted.  Stock options awarded to key employees under this plan have a ten-year term and are exercisable at the common stock market price on the date of grant.  Options vest in accordance with the terms of an employee's grant agreement, generally over three years.  Shares of common stock authorized under the Omnibus Plan total 3.0 million and as of April 30, 2009, 0.9 million shares were available for issuance.  Exercised options are issued from authorized but unissued common shares.  In the event of a "change in control," as defined in the Omnibus Plan, all unvested outstanding stock options granted vest and become immediately exercisable.

The 2003 Plan, the 1992 Employee Plan and the 1992 Non-Employee Director Plan have all expired and all outstanding options are vested as of April 30, 2009.  Vested options under these plans are exercisable for a ten-year term from the grant date and are exercisable at the common stock market price on the date of grant.  These options remain exercisable in accordance with the terms of the respective plans.  Exercised options are issued from authorized but unissued common shares.

The Non-Employee Director Stock Grant Plan provides an annual grant of 5,000 shares of the Company's common stock to non-employee members of the Board of Directors.  Grants under this plan are issued from treasury shares.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average key assumptions for the fiscal years ended April 30, 2009, 2008 and 2007.  A dividend yield was not assumed for the grants in those fiscal years. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

	For the Fiscal Years Ended April 30,
	2009	2008	2007
Expected option term[1]	5.5 years	5.9 years	5.6 years
Expected volatility[2]	46.3%	51%	55%
Risk-free interest rate[3]	3.0%	3.2%	4.4%
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

Weighted-average fair values at date of grant for options granted during the fiscal years ended April 30, 2009, 2008 and 2007 were $4.15, $4.82 and $7.36, respectively.  The total intrinsic value of options exercised during the fiscal years ended April 30, 2009, 2008 and 2007 was $0.6 million, $0.9 million and $3.2 million, respectively.  The fair value of options vested during the fiscal years ended April 30, 2009, 2008 and 2007 was $1.6 million, $1.7 million and $1.4 million, respectively.  The Company has option grants for approximately 0.7 million shares expected to vest over the next 1.2 years (weighted-average contractual remaining term).  The weighted-average exercise price per share of those options expected to vest is $9.84 per share, with no intrinsic value as of April 30, 2009.

The Company recognized stock option compensation expense primarily within Selling, general and administrative expenses of $2.0 million, $1.4 million and $1.6 million for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.

A summary of stock option activity under the stock option plans for the fiscal year ended April 30, 2009 is set forth below:

	Shares (in Thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2008	2,117	$10.42	5.8 years	$2.0
Options granted	402	$8.49
Options exercised	(139)	$6.84		$0.6
Options canceled	(192)	$15.74
Outstanding as of April 30, 2009	2,188	$9.81	5.6 years	$0.1
Options exercisable as of April 30, 2009	1,391	$9.77	4.0 years	$0.1

The majority of the current outstanding restricted stock grants vest one-fourth each year for the four-year period following the date of grant.  During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights.  Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances.  The amount of compensation expense recognized for restricted stock awards, net of cancellations, was $1.2 million for the fiscal year ended April 30, 2009, $0.4 million for the fiscal year ended April 30, 2008 and $0.1 million for the fiscal year ended April 30, 2007.   Restricted stock award activity was as follows:

	For the Fiscal Years Ended April 30,
	2009	2008	2007
Restricted stock awarded (shares in thousands)	767	288	32
Weighted-average fair value on date of grant per share	$4.52	$9.65	$14.06

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal year ended April 30, 2009:

In thousands except per share amounts	Shares	Weighted-average Fair Value
Nonvested as of April 30, 2008	308	$9.91
Granted	767	4.52
Vested	(73)	10.01
Forfeited	(24)	9.05
Nonvested as of April 30, 2009	978	$5.70

As of April 30, 2009, there was $6.4 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 12.  Accumulated Other Comprehensive (Loss) Income

The following table discloses the balance by classification within accumulated other comprehensive (loss) income:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	Net Loss on Derivative Instruments		Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of April 30, 2006	$7,169	$474	$	---	$(5,749)	$1,894
Fiscal 2007 activity	7,266	(462)		---	1,384	8,188
Initial application of SFAS 158	---	---		---	(8,927)	(8,927)
Balance as of April 30, 2007	14,435	12		---	(13,292)	1,155
Fiscal 2008 activity	11,686	(486)		---	(1,785)	9,415
Balance as of April 30, 2008	26,121	(474)		---	(15,077)	10,570
Fiscal 2009 activity	(25,709)	574		(741)	(1,973)	(27,849)
Balance as of April 30, 2009	$412	$100		$(741)	$(17,050)	$(17,279)

Note 13.  Employee Benefit Plans

Pension Plans – The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Plan"), covering employees in the United States.  The Company also maintains a nonqualified defined benefit pension plan, the Gerber Scientific, Inc. Participating Subsidiaries Supplemental Pension Benefit Plan (the “Nonqualified Plan”) for certain employees in the United States.  The Nonqualified Plan provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations.

Employees hired on or after May 1, 2004 are not eligible to participate in the Qualified Plan or the Nonqualified Plan.  Effective May 1, 2004, Qualified Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued as of April 30, 2004.  Through April 30, 2004, Qualified Plan benefits were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service.  Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and noncash), including compensation related to stock option plans and certain other benefits and payments.  Effective on April 30, 2009, the Qualified Plan and the Nonqualified Plan future benefit accruals were frozen and participants in the plans will not receive credit either for eligible earnings paid after that date or for any months of service worked after that date.  Service credits for retirement eligibility continue in accordance with the terms of each plan.  The Company elected to issue restricted stock with an aggregate fair value of $0.9 million to most active employees in the Qualified Plan during the fiscal year ended April 30, 2009 as a result of the plan amendment in that fiscal year.

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.  The Company maintains two international closed defined benefit plans, including a defined benefit plan in the United Kingdom with an unfunded status of approximately $0.1 million as of April 30, 2009 and a recently acquired closed defined benefit plan in Germany with an unfunded status of approximately $0.2 million as of April 30, 2009.

The Company uses an April 30 measurement date for its pension plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheets as of April 30, 2009 and 2008:

	Qualified Plan				Nonqualified Plan
In thousands	2009		2008		2009		2008
Change in benefit obligation:
Benefit obligation at beginning of fiscal year		$103,992		$104,175		$7,256		$7,274
Service cost		2,289		2,493		98		95
Interest cost		6,622		6,066		458		396
Actuarial (gain) loss		(10,080)		(4,799)		(362)		73
Benefits paid		(4,151)		(3,943)		(513)		(582)
Impact of curtailment		(9,060)		---		(329)		---
Benefit obligation at end of fiscal year		$89,612		$103,992		$6,608		$7,256

Change in plan assets:
Fair value of plan assets at beginning of year		$82,197		$82,142	$	---	$	---
Actual return on plan assets		(17,918)		(1,442)		---		---
Employer contributions		5,906		5,440		513		582
Benefits paid		(4,151)		(3,943)		(513)		(582)
Fair value of plan assets at end of fiscal year		$66,034		$82,197	$	---	$	---
Funded status		$(23,578)		$(21,795)		$(6,608)		$(7,256)

Amounts recognized in balance sheets, before taxes:
Other accrued liabilities	$	---	$	---		$(557)		$(544)
Accrued pension benefit liability		(23,578)		(21,795)		(6,051)		(6,712)
Net amount recognized		$(23,578)		$(21,795)		$(6,608)		$(7,256)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), before taxes, consist of:
Net actuarial loss		$26,679		$22,032		$492		$1,225
Prior service cost (credit)		---		803		---		(34)
Net amount recognized		$26,679		$22,835		$492		$1,191

Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows as of April 30, 2009 and 2008:

	Qualified Plan		Nonqualified Plan
In thousands	2009	2008	2009	2008
Projected benefit obligation	$89,612	$103,992	$6,608	$7,256
Accumulated benefit obligation	$89,612	$94,233	$6,608	$6,900
Fair value of plan assets	$66,034	$82,197	---	---

The components of the net periodic benefit cost were as follows:

	Qualified Plan			Nonqualified Plan
	For the Fiscal Years Ended April 30,			For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007	2009	2008	2007
Service cost	$2,289	$2,493	$2,361	$98	$95	$93
Interest cost	6,622	6,066	5,874	458	396	427
Expected return on plan assets	(6,838)	(7,044)	(6,132)	---	---	---
Amortization of: Prior service cost (credit)	296	296	296	(3)	(3)	(2)
Actuarial loss	970	614	730	42	4	22
Curtailment loss (gain)	507	---	---	(32)	---	---
Net periodic benefit cost	$3,846	$2,425	$3,129	$563	$492	$540

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows for the fiscal year ended April 30, 2009:

In thousands	Qualified Plan	Nonqualified Plan
Current year actuarial loss (gain)	$14,677	$(362)
Amortization of net actuarial loss	(970)	(42)
Amortization of prior service (cost) credit	(296)	3
Effect of curtailment:
Curtailment gain in other comprehensive income	(9,060)	(330)
Unrecognized prior service (cost) credit	(507)	32
Total recognized in other comprehensive income	$3,844	$(699)

The total amount recognized in net periodic benefit cost and other comprehensive income for the fiscal year ended April 30, 2009 was $7.7 million for the Qualified Plan and $(0.1) million for the Nonqualified Plan.

The estimated amount that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost in the fiscal year ending April 30, 2010 is as follows:

In thousands	Qualified Plan	Nonqualified Plan
Net actuarial loss	$611	$	---

Major assumptions used in determining the benefit obligation and net cost are presented in the following tables as weighted-averages as of April 30, 2009 and 2008:

	Qualified Plan		Nonqualified Plan
Benefit Obligation Assumptions	2009	2008	2009	2008
Discount rate	7.25%	6.50%	7.25%	6.50%
Rate of compensation increase	*	4.00%	*	4.00%

* The rate of compensation increase is no longer relevant to benefit obligations as of April 30, 2009 and thereafter with the effect of the pension plan benefits freeze on April 30, 2009.

	Qualified Plan			Nonqualified Plan
	For the fiscal years ended April 30,			For the fiscal years ended April 30,
Net Cost Assumptions	2009	2008	2007	2009	2008	2007
Discount rate	6.50%	6.00%	6.25%	6.50%	6.00%	6.25%
Expected return on plan assets	8.25%	8.50%	8.50%	---	---	---
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

The Company's weighted-average asset allocations as of April 30, 2009 and 2008 by major asset category, for the Company's Qualified Plan were as follows:

	2009	2008
Equity securities	51%	53%
Debt securities	40%	39%
Real estate	5%	5%
Other (primarily money market funds)	4%	3%
	100%	100%

As of April 30, 2009, the Company was primarily invested in mutual funds with underlying investments in the categories listed above.  The overall strategy of the Qualified Plan is to have a diverse portfolio that reasonably spans established risk and return levels, preserves liquidity and is designed to achieve an acceptable rate of return based on the investments' risk profiles.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth.  The Qualified Plan's asset allocation is designed to provide diversification among various asset classes.  The Company's target allocation is 50 percent to 70 percent in equity securities and 30 percent to 50 percent in fixed income securities.

The Company expects to contribute $0.6 million to its nonqualified pension plan in the fiscal year ending April 30, 2010 to fund benefit payments.

Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, are expected to be paid for the Company's Qualified and Nonqualified Pension Plans:

In thousands	Qualified Plan	Nonqualified Plan
Fiscal Year 2010	$4,414	$557
Fiscal Year 2011	$4,588	$554
Fiscal Year 2012	$4,790	$551
Fiscal Year 2013	$5,182	$555
Fiscal Year 2014	$5,414	$550
Fiscal Years 2015-2019	$30,984	$2,846

401(k) Plan – Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan.  The Company typically contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. The Company's expense for matching contributions was $0.9 million, $1.4 million and $1.2 million for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.  During the fiscal year ended April 30, 2009, the Company temporarily suspended the elective Company matching contribution.

Note 14.  Restructuring Charges

During the fiscal year ended April 30, 2009, the Company completed facility rationalization plans for its Connecticut locations and determined that it would reoccupy a previously vacated leased facility.  This determination resulted in the reversal of a previously established leased facility restructuring reserve and resulted in a $0.9 million benefit, reflected as a reduction of Selling, general and administrative expenses.  This benefit was reflected in the Sign Making and Specialty Graphics segment, as the initial charge was recorded to this segment's performance in the fiscal year ended April 30, 2004.  There were no restructuring charges recorded in the fiscal years ended April 30, 2008 or April 30, 2007.

Note 15.  Guarantees

Warranty – A limited warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale.

The following is a reconciliation of the beginning and ending balances of the Company's accrued standard warranty liability for the fiscal years ended April 30, 2009 and 2008, which are included in Other accrued liabilities on the Company's Consolidated Balance Sheets:

	For the Fiscal Years Ended April 30,
In thousands	2009	2008
Beginning balance	$2,327	$2,337
Warranties issued in the current period	5,036	5,880
Impact of business acquisitions (See Note 5)	669	---
Reductions for costs incurred	(5,217)	(5,890)
Ending balance	$2,815	$2,327

The Company incurred additional costs of $0.8 million and $0.9 million for the fiscal years ended April 30, 2009 and 2008, respectively, under extended warranty contracts.

Financing Arrangements – The Company has agreements with major financial services institutions to assist customers in obtaining lease financing to purchase the Company's equipment.  The financial services institutions are the lessor and the customer is the lessee.  These leases typically have terms ranging from two to six years.  As of April 30, 2009, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $7.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $3.5 million as of April 30, 2009.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, the Company has the liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company.  In most cases, the Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution.  As of both April 30, 2009 and 2008, the Company had recorded undiscounted accruals for the expected losses under recourse provisions of $0.2 million.

Guarantees of Debt – As of April 30, 2009, certain subsidiaries of the Company were guarantors of the Company's Credit Agreement.  See Note 9.  The guarantors are required to fulfill the Company's obligations over the life of the Credit Agreement, if the Company fails to pay any portion of the outstanding debt when due.  Outstanding borrowings under the Credit Agreement were $67.5 million and $36.0 million as of April 30, 2009 and 2008, respectively.

Note 16.  Fair Value Measurements

The Company adopted FASB SFAS No. 157, Fair Value Measurements ("SFAS 157") on May 1, 2008 for its financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  The Company plans to adopt SFAS 157 for its nonrecurring nonfinancial assets and nonfinancial liabilities on May 1, 2009, in accordance with FASB Staff Position No. 157-2, Effective Date of FASB No. 157.  See Note 1.  Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

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

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis as of April 30, 2009:

In thousands	Total	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap agreements	$(1,181)	$	---	$(1,181)	$	---
Available for sale investments	2,955		2,955	---		---
Total	$1,774		$2,955	$(1,181)	$	---

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 on May 1, 2008 and elected not to measure any additional financial instruments and other items at fair value, and therefore the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, changes in shareholders' equity or cash flows for the year ended April 30, 2009.

Note 17.  Segment Reporting

Reportable segments are determined based on management's evaluation of the business units.  Each business unit sells internationally as well as within the United States.  The Sign Making and Specialty Graphics segment manufactures and distributes computer-controlled production systems, software and aftermarket supplies sold to a diversified customer base in the sign making and specialty graphics industries.  This segment is comprised of the Gerber Scientific Products and Spandex business units.  The results of Data Technology are included within the Sign Making and Specialty Graphics segment within Gerber Scientific Products from the date of acquisition.  See Note 5.  The Apparel and Flexible Materials segment manufactures and distributes computer-controlled production systems and software for product design, spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites.  The Apparel and Flexible Materials segment's customer base is in the apparel, aerospace, automotive, furniture and other industries.  The results of Gamma and Virtek are included within the Apparel and Flexible Materials segment from the respective dates of acquisition.  See Note 5.  The Ophthalmic Lens Processing segment manufactures and distributes computer-controlled production systems and aftermarket supplies sold to a diversified customer base in the ophthalmic industry.

Financial data for the fiscal years ended April 30, 2009, 2008 and 2007 for the Company's reportable segments are shown in the following tables.  The accounting policies of the reportable segments are substantially identical to those described in the summary of significant accounting policies.  The effects of material intrasegment and intersegment transactions have been eliminated.  Asset information by reportable segment is not accumulated and disclosed as it is not reported to the Company's Chief Executive Officer and is not used internally.

	For the Fiscal Years Ended April 30,
In thousands	2009	2008	2007
Sign Making and Specialty Graphics:
Gerber Scientific Products	$89,712	$102,689	$89,357
Spandex	230,993	258,397	212,730
Sign Making and Specialty Graphics	320,705	361,086	302,087
Apparel and Flexible Materials	174,566	207,945	196,164
Ophthalmic Lens Processing	57,543	70,986	76,547
Consolidated revenue	$552,814	$640,017	$574,798

Sign Making and Specialty Graphics:
Gerber Scientific Products	$(1,741)	$1,376	$5,199
Spandex	9,559	10,592	6,419
Sign Making and Specialty Graphics	7,818	11,968	11,618
Apparel and Flexible Materials	12,059	26,681	27,601
Ophthalmic Lens Processing	3,198	4,384	2,913
Segment operating income	23,075	43,033	42,132
Corporate operating expenses	(16,840)	(17,984)	(18,500)
Total operating income	$6,235	$25,049	$23,632

Revenue by geographic area for the fiscal years ended April 30, 2009, 2008 and 2007 and net property, plant and equipment by geographic area as of April 30, 2009, 2008 and 2007 are shown in the table below.  Revenue was attributed to specific countries based on the shipment destination.

In thousands	United States	Europe	All Other	Total
2009
Revenue	$175,114	$248,524	$129,176	$552,814
Property, plant and equipment	$19,020	$15,101	$2,998	$37,119

2008
Revenue	$163,099	$292,252	$184,666	$640,017
Property, plant and equipment	$18,440	$17,986	$3,426	$39,852

2007
Revenue	$157,600	$243,564	$173,634	$574,798
Property, plant and equipment	$16,775	$17,554	$2,653	$36,982

Note 18.  Commitments and Contingencies

Leases – The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any material capital leases. Rental expense under minimum lease commitments was $13.2 million, $13.4 million and $12.5 million for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.

Minimum annual rental commitments as of April 30, 2009 under long-term noncancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2010	$10,337	$1,362	$11,699
2011	8,441	860	9,301
2012	7,322	422	7,744
2013	6,349	86	6,435
2014	5,783	---	5,783
After 2014	18,449	---	18,449
	$56,681	$2,730	$59,411

Future minimum rentals to be received under noncancelable subleases total $2.9 million.

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

Note 19.  Sales of Assets

During the fiscal year ended April 30, 2009, the Company sold the Ophthalmic Lens Processing segment's Australian facility for a sales price of $1.0 million.  The Company realized a gain of $0.6 million related to this transaction, which was reflected as a benefit within Selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for the fiscal year ended April 30, 2009.

During the fiscal year ended April 30, 2008, the Company sold its rights to its Ophthalmic Lens Processing segment's Innovations software product to Ocuco, Inc. for a sales price of $1.0 million.  The Company received $0.2 million in cash and $0.6 million in notes receivable at the date of the sale.  Additionally, the Company received shares of preferred stock in Ocuco Holdings Limited, a private company.  A gain of $1.0 million was reflected as a benefit within Selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for the fiscal year ended April 30, 2008.   The sale of these assets did not meet the criteria for the sale of a component of the Ophthalmic Lens Processing segment.

Also during the fiscal year ended April 30, 2008, the Company sold a non-operating unused parcel of land in Connecticut for a sales price of $1.4 million.  The Company accounted for this transaction under the full accrual method in accordance with FASB SFAS No. 66, Accounting for Sales of Real Estate.  The Company received $0.3 million in cash and a note receivable for $1.1 million at the date of the sale.  A gain of $1.3 million was recorded in Other income (expense), net on the Company's Consolidated Statement of Operations for the year ended April 30, 2008.  The note receivable was collected in full during the fiscal year ended April 30, 2009.

Note 20.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the fiscal years indicated below.

	April 30, 2009			April 30, 2008			April 30, 2007
In thousands except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings per share	$2,236	23,561	$0.09	$14,504	23,320	$0.62	$13,508	22,896	$0.59
Effect of dilutive options and awards	---	112	---	---	278	(0.01)	---	550	(0.01)
Diluted earnings per share	$2,236	23,673	$0.09	$14,504	23,598	$0.61	$13,508	23,446	$0.58

For the fiscal years ended April 30, 2009, 2008 and 2007, stock options to purchase 2.0 million, 0.7 million and 1.1 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock.

Note 21.  Quarterly Results (Unaudited)

A summary of the quarterly results of operations for the fiscal years ended April 30, 2009 and 2008 is set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
Revenue	$158,858	$153,758	$120,097	$120,101
Gross profit	$42,044	$43,594	$35,519	$33,221
Net income (loss)	$681	$6,094	$(2,232)	$(2,307)
Earnings (Loss) per common share:
Basic	$0.03	$0.26	$(0.09)	$(0.10)
Diluted	$0.03	$0.26	$(0.09)	$(0.10)
Fiscal 2008
Revenue	$153,667	$160,716	$151,966	$173,668
Gross profit	$45,461	$46,396	$43,453	$51,223
Net income	$2,837	$2,501	$3,063	$6,103
Earnings per common share:
Basic	$0.12	$0.11	$0.13	$0.26
Diluted	$0.12	$0.11	$0.13	$0.26

For the fiscal year ended April 30, 2009, the sum of the four quarters basic and diluted earnings (loss) per share does not equal the full year due to rounding for basic and diluted earnings per share.  For the fiscal year ended April 30, 2008, the sum of the four quarters diluted earnings per share does not equal the full year diluted earnings per share due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

July 7, 2009	By:	/s/ John J. Krawczynski
John J. Krawczynski (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
July 7, 2009	/s/ Marc T. Giles (Marc T. Giles)	President, Chief Executive Officer and Director (Principal Executive Officer)

July 7, 2009	/s/ Michael R. Elia (Michael R. Elia)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 7, 2009	/s/ Donald P. Aiken (Donald P. Aiken)	Director, Chairman

July 7, 2009	/s/ Edward G. Jepsen (Edward G. Jepsen)	Director

July 7, 2009	/s/ Randall D. Ledford (Randall D. Ledford)	Director

July 7, 2009	/s/ John R. Lord (John R. Lord)	Director

July 7, 2009	/s/ Carole F. St. Mark (Carole F. St. Mark)	Director

July 7, 2009	/s/ W. Jerome Vereen (W. Jerome Vereen)	Director