Form 10-Q
period 2009-07-31
GERBER SCIENTIFIC INC
filed 2009-09-03
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                                                                Accelerated filer ☑
Non-accelerated filer  (Do not check if a smaller reporting company)       Smaller reporting company   

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑
24,608,644 shares of common stock of the registrant were outstanding as of August 31, 2009, exclusive of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended July 31,
In thousands, except per share data	2009	2008
Revenue:
Product sales	$102,774	$139,807
Service sales	16,928	19,051
	119,702	158,858
Costs of Sales:
Cost of products sold	76,073	103,594
Cost of services sold	9,988	13,220
	86,061	116,814

Gross profit	33,641	42,044

Selling, general and administrative expenses	25,422	34,211
Research and development	4,428	6,233
Operating income	3,791	1,600

Other income (expense), net	(945)	(128)
Interest expense	(1,017)	(614)
Income from continuing operations before income taxes	1,829	858
Income tax expense	488	177
Income from continuing operations	1,341	681
Loss from discontinued operations, net of tax benefit of $49	(827)	---
Net income	$514	$681

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.03
Discontinued operations	(0.03)	---
Basic earnings per common share	$0.02	$0.03
Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.03
Discontinued operations	(0.03)	---
Diluted earnings per common share	$0.02	$0.03

Weighted Average Common Shares Outstanding:
Basic	24,611	23,766
Diluted	24,612	24,026

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
In thousands	2009	2009
Assets:
Current Assets:
Cash and cash equivalents	$11,623	$10,313
Accounts receivable, net	80,111	87,798
Inventories	69,762	72,108
Deferred tax assets, net	9,486	9,022
Prepaid expenses and other current assets	6,207	4,659
Assets held for sale	6,546	---
Total Current Assets	183,735	183,900
Property, plant and equipment, net	36,485	37,119
Goodwill	80,076	76,940
Deferred tax assets	44,061	43,339
Other assets	21,651	17,919
Total Assets	$366,008	$359,217
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$40,972	$37,494
Accrued compensation and benefits	13,053	15,735
Other accrued liabilities	24,562	24,748
Deferred revenue	13,687	13,084
Liabilities held for sale	3,716	---
Total Current Liabilities	95,990	91,061
Long-term debt	60,500	73,500
Accrued pension benefit liability	29,870	29,629
Other long-term liabilities	17,128	16,725

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	252	252
Paid-in capital	79,812	79,198
Retained earnings	98,176	97,662
Treasury stock	(11,377)	(11,531)
Accumulated other comprehensive loss	(4,343)	(17,279)
Total Shareholders' Equity	162,520	148,302
Total Liabilities and Shareholders' Equity	$366,008	$359,217

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Cash flows from operating activities:
Net income	$514	$681
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	2,636	2,407
Deferred income taxes	(920)	533
Stock-based compensation	752	675
Other noncash items	401	365
Changes in operating accounts:
Accounts receivable	10,643	10,822
Inventories	2,170	(4,510)
Prepaid expenses and other assets	(1,278)	(1,506)
Accounts payable and other accrued liabilities	2,750	(9,206)
Accrued compensation and benefits	(3,195)	(5,235)
Net cash provided by (used for) operating activities	14,473	(4,974)
Cash flows from investing activities:
Capital expenditures	(1,160)	(2,206)
Proceeds from sale of assets	14	334
Proceeds from sale of available for sale investments	3	344
Purchases of available for sale investments	(23)	(202)
Business acquisitions	(581)	(92)
Investment funds held in escrow	---	(3,767)
Investments in intangible assets	(357)	(266)
Net cash used for investing activities	(2,104)	(5,855)
Cash flows from financing activities:
Debt repayments	(38,787)	(7,000)
Debt proceeds	26,378	18,000
Common stock activity	(3)	912
Net cash (used for) provided by financing activities	(12,412)	11,912
Effect of exchange rate changes on cash	1,353	(498)
Increase in cash and cash equivalents	1,310	585
Cash and cash equivalents at beginning of period	10,313	13,892
Cash and cash equivalents at end of period	$11,623	$14,477

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of April 30, 2009 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2009.  The results of operations and cash flows for the fiscal quarter ended July 31, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 165, Subsequent Events, beginning with the quarter ended July 31, 2009 and has evaluated subsequent events for disclosure that have occurred up to September 3, 2009, the date of issuance of the accompanying condensed consolidated financial statements.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operations, cash flows and footnote disclosures for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed with the Securities and Exchange Commission on July 7, 2009.  Certain reclassifications have been made to conform to the presentation for the quarter ended July 31, 2009.

The results of operations and cash flows for two companies that were acquired during the fiscal year ended April 30, 2009, Gamma Computer Tech Company, Ltd. (“Gamma”) acquired in September 2008 and Virtek Vision International, Inc. (“Virtek”) acquired in October 2008, were included in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the quarter ended July 31, 2009.  The Company believes that its results of operations for the quarter ended July 31, 2008 would not have been materially different had the fiscal 2009 acquisitions occurred on May 1, 2008.

On July 31, 2009, the Company entered into a definitive agreement to sell 100 percent of the capital stock of its wholly-owned subsidiary, FOBA Technology + Services GmbH (“FOBA”), and the Company completed the sale on September 1, 2009.  FOBA was acquired as part of the acquisition of Virtek.  The results of FOBA’s operations were previously reported within the Apparel and Flexible Materials segment.  FOBA qualifies as an asset group to be disposed of under the provisions of FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company has reported the results of operations of FOBA as discontinued operations for the quarter ended July 31, 2009 within the condensed consolidated financial statements and assets and liabilities held for sale are reported as assets held for sale and liabilities held for sale, respectively, as of July 31, 2009.  The April 30, 2009 comparative Condensed Consolidated Balance Sheet and related disclosures do not reflect net assets held for sale.  See Note 11.

Note 2.  Inventories

Inventories, excluding inventories classified as assets held for sale, were as follows:

In thousands	July 31, 2009	April 30, 2009
Raw materials and purchased parts	$58,123	$58,779
Work in process	1,705	3,510
Finished goods	9,934	9,819
Total inventories	$69,762	$72,108

Note 3.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	July 31, 2009		April 30, 2009
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,863	$3,342	$7,603	$3,210
Other	5,483	948	5,131	739
Total amortized intangible assets	$13,346	$4,290	$12,734	$3,949

Intangible asset amortization expense was $0.3 million for the quarter ended July 31, 2009 and $0.2 million for the quarter ended July 31, 2008.  It is estimated that such expense will be $1.1 million for the fiscal year ending April 30, 2010, $0.9 million annually for fiscal years ending April 30, 2011 through 2012 and $0.8 million annually for fiscal years ending April 30, 2013 through 2014 and $0.7 million for the fiscal year ending April 30, 2015, based on the amortizable intangible assets as of July 31, 2009.

In connection with the classification of certain assets held for sale during the quarter ended July 31, 2009 (see Notes 1 and 11), the Company has reclassified $1.6 million of goodwill to assets held for sale as of July 31, 2009.   The Company settled its contingent obligation commitments with the former owners of Data Technology, Inc. and paid $0.6 million in cash during the quarter ended July 31, 2009 and will pay an additional $0.5 million during the quarter ending October 31, 2009.  Balances and changes in the carrying amount of goodwill for the quarter ended July 31, 2009 were:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2009	$25,737	$34,207	$16,996	$76,940
Adjustments to previously reported goodwill	1,086	(61)	---	1,025
Reclassification to assets held for sale (Notes 1 and 11)	---	(1,581)	---	(1,581)
Effects of currency translation	2,159	1,533	---	3,692
Balance as of July 31, 2009	$28,982	$34,098	$16,996	$80,076

Note 4.   Comprehensive Income

The Company's total comprehensive income was as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Net income	$514	$681
Other comprehensive income (loss):
Foreign currency translation adjustments	12,538	(626)
Defined benefit pension plans activity, net of tax	96	205
Unrealized investment gain (loss), net of tax	257	(216)
Net gain on cash flow hedge derivative instruments, net of tax	45	19
Total comprehensive income	$13,450	$63

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics operating segment is comprised of the Gerber Scientific Products and Spandex business units.

The following table presents revenue and operating income by reportable segment:

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Sign Making and Specialty Graphics:
Gerber Scientific Products	$19,426	$23,934
Spandex	53,713	70,435
Sign Making and Specialty Graphics	73,139	94,369
Apparel and Flexible Materials	35,060	48,949
Ophthalmic Lens Processing	11,503	15,540
Consolidated revenue	$119,702	$158,858
Sign Making and Specialty Graphics:
Gerber Scientific Products	$(750)	$(1,163)
Spandex	2,938	3,303
Sign Making and Specialty Graphics	2,188	2,140
Apparel and Flexible Materials	4,159	3,666
Ophthalmic Lens Processing	695	115
Segment operating income	7,042	5,921
Corporate operating expenses	(3,251)	(4,321)
Consolidated operating income	$3,791	$1,600

Note 6.   Earnings Per Share

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

The Company adopted FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) on May 1, 2009.  Under FSP EITF 03-6-1, unvested share-based payment awards with rights to receive non-forfeitable dividends are considered participating securities that must be included in the computation of basic earnings per common share and this application must be applied retrospectively at the date of adoption.  The Company’s restricted stock grants include non-forfeitable dividend rights. Approximately 958,821 shares and 306,510 shares of unvested restricted stock were outstanding as of July 31, 2009 and July 31, 2008, respectively.  Reported earnings per common share after adoption of FSP EITF 03-6-1 for the quarter ended July 31, 2008 was not impacted as a result of including these shares.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Fiscal Quarters Ended July 31,
	2009			2008
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings (loss) per common share:
Continuing operations	$1,341	24,611	$0.05	$681	23,766	$0.03
Discontinued operations	$(827)	24,611	$(0.03)	---	---	---
Basic earnings per common share	$514	24,611	$0.02	$681	23,766	$0.03

Diluted earnings (loss) per common share:
Continuing operations	$1,341	24,611	$0.05	$681	23,766	$0.03
Effect of dilutive options and awards	---	1	---	---	260	---
Continuing operations	$1,341	24,612	$0.05	$681	24,026	$0.03
Discontinued operations	$(827)	24,612	$(0.03)	---	---	---
Diluted earnings per common share	$514	24,612	$0.02	$681	24,026	$0.03

Note 7.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to its financial guarantees outstanding during the quarter ended July 31, 2009.

Changes in the carrying amounts of product warranties were as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Beginning balance	$2,815	$2,327
Warranties issued in the current period	1,636	1,126
Reductions for costs incurred	(1,489)	(1,242)
Reclassification to liabilities held for sale	(529)	---
Ending balance	$2,433	$2,211

Note 8.  Employee Benefit Plans

The Company’s United States defined benefit pension plans were frozen effective April 30, 2009.  Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2009		2008
Service cost	$	---	$597
Interest cost		1,699	1,770
Expected return on plan assets		(1,316)	(1,710)
Amortization of:
Prior service cost		---	73
Actuarial loss		153	253
Net periodic benefit cost		$536	$983

For the quarter ended July 31, 2009, $0.1 million in cash contributions were made to the Company's nonqualified pension plan.  The Company expects to contribute $0.6 million to its nonqualified pension plan in the fiscal year ending April 30, 2010 to fund benefit payments.

Note 9.  Derivative Instruments

The Company has used derivative instruments including interest rate swaps during the quarters ended July 31, 2009 and 2008.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

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

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted interest payments may be accounted for as cash flow hedges, as deemed appropriate.  Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.  As of July 31, 2009 and April 30, 2009, there were no outstanding foreign currency forward contracts.

Interest Rate Swaps – The Company is subject to market risk exposure from changes to interest rates due to the variable nature of the credit facility market interest rates.  The Company manages these exposures by periodically assessing the market environments and swapping variable interest payments for fixed interest payments at an acceptable level for a portion of its debt.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the interest rate swap is classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Interest expense when the interest payments are incurred.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period that it occurs.  Cash flows associated with the interest rate swaps are recorded within Cash flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows.

The Company maintained two interest rate swap arrangements effective during the fiscal quarter ended July 31, 2009, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matures in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.  The following table summarizes the fair value of these derivative instruments as of July 31, 2009 and April 30, 2009:

		Liabilities
In thousands	Balance Sheet Location	July 31, 2009	April 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap arrangements	Other accrued liabilities	$1,109	$1,181

During the quarter ended July 31, 2009, there was no impact to the fair value of the Company’s derivative liabilities due to the Company’s credit risk.

The following table summarizes the pre-tax impact on Accumulated Other Comprehensive Loss in Shareholders' Equity from interest rate swap arrangements that qualified as cash flow hedges for the quarter ended July 31, 2009:

In thousands	For the quarter ended July 31, 2009
Gain recognized in Accumulated Other Comprehensive Loss before tax effect	$72
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$(241)

Assuming current market conditions continue, of the amount recorded in Accumulated Other Comprehensive Loss, a $1.0 million loss is expected to be reclassified as Interest expense to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months.

Note 10.  Fair Value Measurements

The Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") on May 1, 2008 for its financial assets and financial liabilities and on May 1, 2009 for its nonrecurring nonfinancial assets and nonfinancial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  Nonrecurring nonfinancial assets and liabilities for the Company include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly business transaction in the principal market for the asset or liability.

SFAS 157 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of July 31, 2009:

In thousands	Total	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap agreements	$(1,109)	$	---	$(1,109)	$	---
Available for sale investments	3,388		3,388	---		---
Total	$2,279		$3,388	$(1,109)	$	---

The interest rate swap agreements were valued using observable current market information as of the reporting date such as the prevailing LIBOR-based currency spot and forward rates (Level 2). The fair values of the available for sale investments were based on quoted market prices unadjusted from financial exchanges (Level 1), except for preferred shares in an international private company, for which the fair value was based upon Level 3 evidence and determined to be insignificant.

The above fair values were computed based on quoted market prices or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying amounts due to their short-term nature.  All of the Company's outstanding debt was at variable interest rates.  As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.

Note 11.  Assets Held for Sale

On July 31, 2009, the Company entered into a definitive agreement to sell 100 percent of the capital stock of FOBA to ALLTEC Angewandte Laserlicht Technologie GmbH, and the Company completed the sale on September 1, 2009 for a gross purchase price of approximately $10.4 million.  The Company received cash proceeds of $9.4 million on September 1, 2009 and proceeds of approximately $1.0 million will remain in escrow for a two-year contingency period.  The transaction net proceeds will be used to reduce the Company’s outstanding debt.  See Note 1.

The Company allocated interest expense to the discontinued operations, as the proceeds from the sale are required to reduce the Company’s outstanding credit facility obligations.  The Company allocated approximately $0.1 million of interest expense to the discontinued operation for the quarter ended July 31, 2009.

The following tables provide revenue and pretax loss from discontinued operations and the assets and liabilities held for sale in the Condensed Consolidated Balance Sheets:

For the Fiscal Quarter Ended July 31,
In thousands	2009
Revenue from discontinued operations	$4,587
Pretax loss from discontinued operations	$(876)

In thousands	July 31, 2009
Assets held for sale:
Accounts receivable, net	$2,721
Inventories, net	3,707
Prepaid and other assets	118
Total current assets held for sale	6,546
Property, plant and equipment, net	1,330
Goodwill	1,581
Total assets held for sale	$9,457
Liabilities held for sale:
Accounts payable	$1,369
Accrued compensation and benefits	541
Other accrued liabilities	1,578
Other liabilities	228
Total liabilities held for sale	$3,716
Net assets held for sale	$5,741

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless indicated, or unless the context otherwise requires, references in this report to “Gerber” mean Gerber Scientific, Inc. and its consolidated subsidiaries.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties are set forth in Item 1A, "Risk Factors" of Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 and in subsequent filings with the Securities and Exchange Commission.  Gerber cannot assure that its results of operations, financial condition or cash flows will not be adversely affected by one or more of these factors.  Gerber does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of Gerber.

OVERVIEW

Through its global operations, Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related aftermarket supplies, for sign making and specialty graphics, apparel and flexible materials and the ophthalmic lens processing industries.

The widespread nature of the current adverse global economic conditions continued during the first quarter of fiscal 2010 and resulted in challenges for Gerber’s businesses and the markets in which they operate.  Primarily as a result of these adverse global economic conditions, revenue declined $39.2 million, or 24.6 percent, in the first quarter of fiscal 2010 as compared with the same period a year ago.  The overall decline reflected lower sales volume of approximately $32.0 million and the adverse impact of foreign currency translation of $11.6 million and was slightly offset by the revenue contribution of $3.8 million from the acquisitions of two companies in the second quarter of fiscal 2009.

Despite the decline in revenue, operating profit increased $2.2 million in the first quarter of fiscal 2010 as compared with the same period a year ago.  The operating earnings improvement reflected cost reduction initiatives and operational improvements.  The cost reduction initiatives commenced during fiscal 2009 and included a global workforce reduction of approximately 15 percent, 10 percent salary reductions in the United States and a temporary freeze of employer matching contributions to the United States 401(k) retirement plan.  Gerber also has severely curtailed discretionary expenses, as well as instituted one-week work furloughs and a four-day work week at certain facilities.  Additionally, Gerber froze its United States defined benefit pension plans as of April 30, 2009, which resulted in lower pension expense.  The global workforce reduction and lower pension plan expenses should continue to favorably effect operating results for the remainder of fiscal 2010.  For the first quarter of fiscal 2010, the benefits from the workforce reductions have been consistent with Gerber’s expectations for full year benefits as previously disclosed.

As part of Gerber's strategic process, management continually reviews its operating segments and selected markets in terms of their potential long-term returns.  Management periodically reviews and negotiates potential business acquisitions and divestitures, some of which may be material.  Decisions regarding "bolt-on" acquisitions generally focus on candidates that will contribute to the growth of Gerber's core businesses, increase earnings per share, and generate positive cash flow in the first year of acquisition.  Gerber may also consider business divestitures if management determines that the applicable business no longer meets Gerber's long-term strategic objectives or that the divestiture could increase cash flows.  On July 31, 2009, Gerber entered into an agreement to sell its laser marking and engraving business unit, FOBA Technology + Services GmbH, or “FOBA,” to ALLTEC Angewandte Laserlicht Technologie GmbH, the laser business unit of Videojet Technologies Inc., and Gerber completed the sale on September 1, 2009.  FOBA, acquired in October 2008 as part of the acquisition of Virtek Vision International, Inc., is being sold as it was not a core strategic focus for Gerber and this transaction represents one of several potential non-core asset sales that have been under management review.  Proceeds from this sale will provide Gerber with additional flexibility under its senior credit facility.  Results for FOBA are presented as discontinued operations within the condensed consolidated financial statements.

Economic conditions can significantly impact Gerber's businesses, as experienced during fiscal 2009 and the first quarter of fiscal 2010.  While weak demand has persisted across most of the markets that Gerber serves, quote and order activity has improved.  It remains difficult, however, to finalize orders due to the lack of credit availability and to economic uncertainty.  Gerber believes that the significant efforts to stimulate the global economy will have a beneficial impact in the second half of fiscal 2010.  Although global economic uncertainty continues, Gerber believes that the strength of its product portfolio, diversified business model and streamlined organizational structure should allow Gerber to resume growth quickly when its markets begin to recover.  Until this economic recovery occurs, Gerber will continue to manage all aspects of its business with a heightened focus on cash generation.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2009	2008	Change
Equipment and software revenue	$26,966	$43,123	(37.5)%
Aftermarket supplies revenue	75,808	96,684	(21.6)%
Service revenue	16,928	19,051	(11.1)%
Total revenue	$119,702	$158,858	(24.6)%

Consolidated revenue decreased by $39.2 million for the fiscal quarter ended July 31, 2009 as compared with the same quarter of the prior year.  Unfavorable foreign currency translation negatively impacted revenue for the first quarter of fiscal 2010 by approximately $11.6 million as compared with the fiscal 2009 first quarter as a result of the United States dollar strengthening against several other currencies in which Gerber transacts business.  Global adverse economic conditions continued to persist during the first quarter of fiscal 2010, resulting in substantially lower customer demand and sales volume, which decreased revenue by approximately $32.0 million as compared with the prior year.

Acquisitions completed during the second quarter of fiscal 2009 continued to be accretive to Gerber’s results and contributed revenue of $3.8 million to the fiscal quarter ended July 31, 2009.

Key new product revenue was $4.7 million for the quarter ended July 31, 2009, and included revenue contribution from the Sign Making and Specialty Graphics segment’s Solara™ ion UV inkjet printers and Fashion Lifecycle Management®, or “FLM,” software marketed by the Apparel and Flexible Materials segment.  Key new product revenue declined $5.0 million, or 51.7 percent, from the first quarter of fiscal 2009 and Gerber believes that key new product sales have been negatively impacted by the weak global economy and adverse credit markets that reduced credit availability for potential customers.

International markets are significant to Gerber’s revenue base, as Gerber generates approximately two-thirds of its revenue annually from sales to non-U.S. markets, based on fiscal 2009 statistics.  The Asian marketplace has been a strategic focus area for the Apparel and Flexible Materials segment and although total revenue within greater China decreased $1.0 million to $5.0 million for the fiscal quarter ended July 31, 2009 as compared with the prior year, Gerber believes that the greater China region represents significant growth opportunities when economic conditions improve.  Revenue in the greater China region increased sequentially as compared with the fourth quarter of fiscal 2009 and Gerber has seen improved quote and order activity during the first quarter of fiscal 2010.

Orders by geographic region, as compared with the same period of fiscal 2009, were lower across all regions.  The decrease reflected both the negative impact of the economy as well as the negative impact of foreign currency translation due to the strengthening of the United States dollar during the first quarter of fiscal 2010 compared with the prior year.

The following table provides backlog by segment and excludes FOBA’s backlog as of July 31, 2009, as its results were reported as discontinued operations, whereas backlog as of April 30, 2009 included approximately $1.1 million attributable to FOBA:

In thousands	July 31, 2009	April 30, 2009
Backlog:
Sign Making and Specialty Graphics	$1,644	$1,967
Apparel and Flexible Materials	22,649	22,894
Ophthalmic Lens Processing	1,200	1,200
	$25,493	$26,061

The decrease in Gerber’s backlog reflected the classification of FOBA as a discontinued operation and was partially offset by improvements within apparel and flexible materials markets.

Gross Profit / Margin

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2009	2008	Change
Gross profit	$33,641	$42,044	(20.0)%
Gross profit margin	28.1%	26.5%

Gross profit was $8.4 million lower for the quarter ended July 31, 2009 as compared with the same period of the prior year.  The majority of the decline was attributable to lower revenue volume.  Additionally, foreign currency translation during the first quarter of fiscal 2010 negatively impacted gross profit by approximately $3.4 million as compared with the prior year.

Gerber’s gross profit margin improved 1.6 percentage points.  This improvement reflected operational efficiencies and cost reduction strategies that included a reduced workforce as well as favorable gross profit margins from acquired businesses.  Savings from the reduced workforce and the profitability of acquired businesses should continue to benefit gross profit margin for the remainder of the fiscal year; however, if volumes continue to be depressed, unfavorable absorption of manufacturing costs could offset some of these benefits.  The improvement also reflected a shift in mix favoring higher margin aftermarket supplies and service revenue, which represented 77 percent of revenue in the quarter ended July 31, 2009 as compared with 73 percent in the quarter ended July 31, 2008.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2009	2008	Change
Selling, general and administrative expenses	$25,422	$34,211	(25.7)%
Percentage of revenue	21.2%	21.5%

Selling, general and administrative expenses, or “SG&A,” decreased by $8.8 million during the first quarter of fiscal 2010 as compared with the same quarter of the prior year and slightly decreased as a percentage of revenue.  The lower costs demonstrated Gerber’s continued focus on cost control efforts and the results of fiscal 2009 actions, as well as favorable benefits of foreign currency translation of $2.2 million compared with the same period of the prior year.  The savings from workforce reductions should continue to benefit SG&A expenses for the remainder of the fiscal year.  Additionally, April 30, 2009 actions to freeze future benefits under Gerber’s United States defined benefit pension plans contributed to a decrease in pension expense of $0.4 million compared with the first quarter of the prior year.  Partially offsetting these items, incremental costs from the acquired businesses increased SG&A costs by $1.1 million.

Research and Development

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2009	2008	Change
Research and development	$4,428	$6,233	(29.0)%
Percentage of revenue	3.7%	3.9%

Research and development, or “R&D,” costs decreased for the fiscal quarter ended July 31, 2009 as compared with the same quarter of the prior year.  The reduction was primarily a result of cost savings initiatives implemented in fiscal 2009 including a workforce reduction and these cost savings should continue throughout fiscal 2010.  Lower incremental development costs related to the fiscal 2009 launch of the Solara ion also contributed to the decrease as compared with the prior year.

Other Income (Expense), net

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Other income (expense), net	$(945)	$(128)

Other income (expense), net primarily includes bank fees and foreign currency transaction gains and losses.  Foreign currency transaction losses were $0.6 million for the quarter ended July 31, 2009 as compared with a gain of $0.3 million for the quarter ended July 31, 2008.

Interest Expense

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2009	2008	Change
Interest expense	$1,017	$614	65.6%
Weighted-average credit facility interest rates	7.0%	5.7%

The increase in interest expense of $0.4 million was primarily attributable to higher weighted-average outstanding borrowings and higher interest rates based upon a credit facility amendment effected during March 2009.  Subsequent to the first quarter of fiscal 2009, Gerber completed two acquisitions that were funded through increased credit facility borrowings.  Proceeds from pending future asset sales are expected to be utilized to reduce the overall outstanding credit facility balance, which is expected to reduce future interest expense.

Income Tax Expense

	For the Fiscal Quarters Ended July 31,
	2009	2008
Effective tax rate	26.7%	20.6%

Gerber’s effective tax rate was lower than the statutory rate of 35.0 percent for the quarters ended July 31, 2009 and 2008 primarily due to foreign rate differences and the exclusion from the effective rate calculation of year-to-date income from foreign subsidiaries expected to have net losses for the full year, as required by FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28.

Discontinued Operations

On July 31, 2009, Gerber entered into a definitive agreement to sell 100 percent of the capital stock of FOBA, and Gerber completed the sale on September 1, 2009 for a gross purchase price of approximately $10.4 million.  The transaction net proceeds will be used to reduce Gerber’s outstanding debt.  The results of FOBA’s operations were previously reported within the Apparel and Flexible Materials segment.

FOBA qualifies as an asset group to be disposed of under the provisions of FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result, Gerber has reported the results of operations as discontinued operations within the unaudited condensed consolidated financial statements and assets and liabilities held for sale as assets held for sale and liabilities held for sale, respectively.

Gerber allocated interest expense to the discontinued operations, as the proceeds from the sale are required to reduce the outstanding credit facility obligation.  Gerber allocated approximately $0.1 million of interest expense to the discontinued operations for the quarter ended July 31, 2009.

SEGMENT REVIEW

Gerber is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.  Gerber conducts business through three principal operating segments.  These operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended July 31,
	2009			2008
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$19,426	$53,713	$73,139	$23,934	$70,435	$94,369
Operating (loss) income	$(750)	$2,938	$2,188	$(1,163)	$3,303	$2,140

Segment revenue decreased $21.2 million, or 22.5 percent, for the quarter ended July 31, 2009 from the prior year comparable quarter.  Unfavorable foreign currency translation negatively impacted revenue by approximately $9.4 million as compared with the prior year.  The remaining decline in revenue was primarily attributable to lower aftermarket and equipment volume believed to be the result of the persistent macroeconomic factors impacting the sign making markets.  Equipment volume is also believed to be depressed from the lack of credit availability to finance purchases.

Despite lower revenue, recent cost savings actions allowed this segment to maintain profitability, driven by the Spandex business unit.  GSP improved its operating results, though continued to report an operating loss.  GSP’s operating loss included incremental warranty costs associated with the Solara ion wide-format UV-cationic inkjet printer series which was launched in fiscal 2009.  Though Gerber experienced a higher level of initial field problems than anticipated, the underlying causes have been identified and are being addressed by the company.  Gerber believes that its product portfolio in this segment, including products currently under development, and aggressive cost controls will improve future profitability of this segment when the economies stabilize.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Segment revenue	$35,060	$48,949
Segment operating income	$4,159	$3,666

Segment revenue for the first quarter of fiscal 2010 decreased $13.9 million, or 28.4 percent, from the prior year comparable quarter.  Foreign currency translation adversely impacted segment revenue by approximately $1.7 million as compared with the same period of the prior year.  The Apparel and Flexible Materials segment revenue for the first quarter of fiscal 2010 was negatively impacted by global economic factors that included lack of credit availability and continued depressed demand in apparel end-user markets, which are believed to have resulted in lower capital equipment and software sales compared with the same period in the prior year.  Partially offsetting the negative economic impacts, contribution from the recent acquisitions of Virtek Vision International, Inc. and Gamma Computer Tech Company, Ltd provided $3.8 million in revenue.  Additionally, key new product revenue of $1.7 million, though depressed from prior year levels, included FLM software revenue.  Software revenue typically carries higher gross profit margins than equipment sales.

Segment revenue in China of $4.9 million for the fiscal quarter ended July 31, 2009 represented the highest level of reported revenue in China for the past three sequential quarters, although it represented a decrease of $0.8 million as compared with the quarter ended July 31, 2008.  Based on order and quote activity within Asian markets, Gerber believes that these markets are positioned for modest recovery in the second half of fiscal 2010 from fiscal 2009 levels.  Industry consolidation efforts by larger apparel manufacturers within Asia are also beginning to benefit Gerber, as these manufacturers continue to purchase capital equipment aimed at increasing production efficiencies.

Segment operating profit for the first quarter of fiscal 2010 was $0.5 million higher than in the same quarter in the prior year, despite lower revenue, which was primarily attributable to cost saving actions initiated in fiscal 2009 and continuing into fiscal 2010 that included a reduced workforce.  An unfavorable product mix that included less software revenue partially offset these benefits for the quarter ended July 31, 2009 as compared with the quarter ended July 31, 2008.  Cost savings from the reduced workforce are expected to benefit the segment’s operating performance for the remainder of fiscal 2010.  If volumes do not improve until the second half of fiscal

2010, as anticipated, the cost savings measures may not be sufficient to avoid lower gross profit on a year over year basis as a result of unfavorable absorption of manufacturing costs.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Segment revenue	$11,503	$15,540
Segment operating income	$695	$115

Segment revenue for the first quarter of fiscal 2010 decreased $4.0 million, or 26.0 percent, from the prior year comparable quarter.  The decrease was driven by the weakened economy, resulting in lower equipment and aftermarket volume, as well as unfavorable foreign currency translation of approximately $0.5 million.  Market studies indicate that purchases of eyeglasses continue to be depressed, which adversely impacts demand of this segment’s aftermarket supplies and lens production capital equipment.  Until markets recover, this segment intends to remain focused on prudent cost control measures and new product development.

Such cost control measures, which included a reduced workforce from fiscal 2009 actions, resulted in an increase in segment operating income of $0.6 million for the fiscal quarter ended July 31, 2009 as compared with the same period in the prior year.

Corporate Expenses

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Operating expenses	$3,251	$4,321

Corporate operating expenses were $1.1 million lower in first quarter of fiscal 2010 compared with the same period in the prior year.  The lower costs primarily reflected cost savings from fiscal 2009 workforce reductions and lower pension plan expenses of $0.4 million as compared with prior year, which should continue throughout fiscal 2010.  The lower pension plan expenses are primarily attributable to the pension plan freeze of all future benefits that was effected during the fourth quarter of fiscal 2009.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's $100 million senior secured revolving credit facility.  These sources of liquidity are subject to all of the risks of Gerber's business and could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.  Global distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to its operations as of April 30, 2009.  Although Gerber has not experienced changes in credit availability from its lenders under the terms of its existing credit facility agreement and does not currently anticipate such changes, Gerber's sales declined significantly in fiscal 2009 and the first quarter of fiscal 2010.  Gerber has taken measures to control costs in order to partially offset the impact of further revenue declines on its results of operations and cash flows from operations.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in the remainder of fiscal 2010 as compared with fiscal 2009.

As of July 31, 2009, cash balances were $11.6 million and $10.1 million was available for borrowing under the revolving credit facility, based on its financial covenants.  Gerber believes that its cash on hand, cash flows from operations and borrowings expected to be available under its revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After the next 12 months, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the quarter ended July 31, 2009, Gerber filed a shelf registration statement for up to $35.0 million of potential debt securities, common stock, preferred stock, depository share, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  The actual amount and timing of Gerber's future capital requirements may differ materially from the company's estimates depending on the demand for its products and new market developments and opportunities.  If the company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient.  In addition, if Gerber successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital.  Additional sources of such capital may include equity and debt financing.  If Gerber believes it can obtain additional financing on acceptable terms, it may seek such financing at any time, to the extent that market conditions and other factors permit it to do so.  Any inability of Gerber to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitability.  The continuation of impaired equity and credit markets and restrictions under Gerber's revolving credit facility could adversely impact Gerber's ability to raise any required funds.

The following table provides information about Gerber's capitalization as of the dates indicated:

In thousands, except ratio amounts	July 31, 2009	April 30, 2009
Cash and cash equivalents	$11,623	$10,313
Working capital	$87,745	$92,839
Total debt	$60,500	$73,500
Net debt (total debt less cash and cash equivalents)	$48,877	$63,187
Shareholders' equity	$162,520	$148,302
Total capital (net debt plus shareholders' equity)	$211,397	$211,489
Current ratio	1.91:1	2.02:1
Net debt-to-total capital ratio	23.1%	29.9%

Cash Flows

The following table provides information about Gerber’s cash flows as of the dates indicated:

	For the Fiscal Quarters Ended July 31,
In thousands	2009	2008
Cash flows provided by (used for) operating activities	$14,473	$(4,974)
Cash flows used for investing activities	$(2,104)	$(5,855)
Cash flows (used for) provided by financing activities	$(12,412)	$11,912

Gerber generated $14.5 million in cash from operating activities during its first quarter of fiscal 2010 primarily attributable to strong accounts receivable collections and operating income.  Gerber used $5.0 million of cash from operating activities for the quarter ended July 31, 2008 primarily for working capital requirements, including a reduction in accounts payable and additional investments in inventory, partially offset by strong accounts receivable collections primarily related to year-end shipments.  The inventory increase in the first quarter of fiscal 2009 was attributable to production build for the Solara ion and a temporary inventory build at Spandex's vinyl manufacturing facility for a planned shutdown in August 2008, which was scheduled to replace certain production machinery.

Gerber used $2.1 million of cash for investing activities in the first quarter of fiscal 2010 that included capital expenditures of $1.2 million and a scheduled payment of $0.6 million to the former owners of Data Technology in accordance with the terms of the purchase agreement.  An additional payment to the former owners of Data Technology is required during the second quarter of fiscal 2010 for approximately $0.5 million.  Fiscal 2010 capital expenditures are expected to be approximately $7.0 million to $8.0 million.  Gerber may also invest additional funds in new acquisitions of businesses that satisfy its acquisition criteria.  The sale of the FOBA business will yield gross cash proceeds of approximately $9.4 million during the second quarter of fiscal 2010, which will be reported in investing activities.  Gerber used $5.9 million in cash from investing activities for the quarter ended July 31, 2008, including $3.8 million to fund an escrow account related to a pending business acquisition and capital expenditures of $2.2 million.

Borrowings under Gerber’s credit facility and stock option exercises are the primary sources of cash flows provided by financing activities.  Net borrowings decreased $12.4 million during the fiscal quarter ended July 31, 2009.  Net borrowings increased $11.0 million during the fiscal quarter ended July 31, 2008, primarily to fund working capital requirements and the investment of funds in an escrow account for a pending acquisition

Financial Condition

At July 31, 2009, the United States dollar weakened against the euro, the pound sterling and the Canadian and Australian dollars, resulting in higher translated euro, pound sterling, Canadian and Australian dollar-denominated assets and liabilities as compared with April 30, 2009.  The most significant portion of Gerber’s international assets and liabilities are denominated in the euro.  Gerber’s Condensed Consolidated Balance Sheets as of July 31, 2009 reflected the transfer of FOBA’s assets and liabilities to assets and liabilities held for sale, respectively.

Net accounts receivable decreased to $80.1 million as of July 31, 2009 from $87.8 million as of April 30, 2009.  This decrease was primarily attributable to strong collection of accounts receivable related to fiscal 2009 fourth quarter shipments and the transfer of $2.7 million of FOBA’s receivables to assets held for sale, and was partially offset by foreign currency translation.  Days sales outstanding in ending accounts receivable were 60 days as of July 31, 2009 as compared with 66 days as of April 30, 2009.

Inventories decreased to $69.8 million as of July 31, 2009 from $72.1 million as of April 30, 2009.  The reduction primarily reflected the transfer of $3.7 million of FOBA’s inventories to assets held for sale and was partially offset by foreign currency translation.  Inventory turnover increased to 4.9 times annually as of July 31, 2009 from 4.6 times annually as of April 30, 2009.

Prepaid expenses and other current assets increased to $6.2 million as of July 31, 2009 from $4.7 million as of April 30, 2009, primarily related to payments for insurance policies and property taxes at the beginning of the fiscal year which are amortized during the fiscal year.

Goodwill increased to $80.1 million as of July 31, 2009 from $76.9 million as of April 30, 2009, primarily reflecting the impact of foreign currency translation, though partially offset by the transfer of goodwill allocated to FOBA to assets held for sale.

Other assets increased to $21.7 million as of July 31, 2009 from $17.9 million as of April 30, 2009.  This increase was primarily attributable to long-term assets held for sale of $2.9 million that included $1.3 million of property, plant and equipment and $1.6 million of goodwill, as well as the impact of foreign currency translation.

Accounts payable and other accrued liabilities increased to $78.6 million as of July 31, 2009 from $78.0 million as of April 30, 2009, primarily due to the timing of payments to Gerber’s vendors and employees and the impacts of foreign currency translation.  This increase was partially offset by the transfer of $3.5 million of FOBA’s liabilities to liabilities held for sale.  Days purchases outstanding in accounts payable increased to 43 days as of July 31, 2009 from 39 days as of April 30, 2009.

Long-term Debt

Gerber’s primary source of debt is a $100.0 million senior secured credit facility, of which up to $100.0 million may be borrowed under revolving credit loans.  In addition, Gerber may elect, subject to compliance with specified conditions, to solicit the lenders under the credit agreement to increase by up to $50 million the total principal amount of borrowings available under the credit facility.  The facility matures on January 31, 2012.

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of failure by Gerber to continue to be in compliance with any covenants, Gerber would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  Gerber was in compliance with its financial covenants as of July 31, 2009, as shown in the following table:

Covenant	Requirement	Actual as of July 31, 2009
Total Funded Debt to Consolidated EBITDA	Less than 3.75:1	3.23:1
Consolidated EBIT to Consolidated Interest Expense	Greater than 2.25:1	2.41:1
Asset Coverage Ratio	At least 1.0:1	1.40:1

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to Gerber’s cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the year ended April 30, 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  Gerber described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009. There were no significant changes to Gerber’s critical accounting estimates during the quarter ended July 31, 2009 from those previously disclosed in Gerber’s Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for Gerber during the first quarter of fiscal 2010 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gerber’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber’s disclosure controls and procedures as of July 31, 2009.  Based upon that evaluation, Gerber’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or that are reasonably likely to materially affect, Gerber’s internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in Gerber’s risk factors during the first quarter of fiscal 2010 from those disclosed under Item 1A. "Risk Factors," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, readers are referred to Gerber’s filings with the Securities and Exchange Commission, including but not limited to the information included in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Concerning Factors that May Influence Future Results" and within this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Gerber’s purchases of its common stock during the quarter ended July 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1, 2009 – May 31, 2009	---	---	Not applicable	Not applicable
June 1, 2009 – June 30, 2009 (1)	1,204	$2.45	Not applicable	Not applicable
July 1, 2009 – July 31, 2009	---	---	Not applicable	Not applicable
	1,204	$2.45	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber’s stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS

Gerber herewith files the following exhibits:

Exhibit Number	Description

10.1	Form of Indemnification Agreement for Directors, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERBER SCIENTIFIC, INC.
September 3, 2009	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

10.1	Form of Indemnification Agreement for Directors, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.