Form 10-Q
period 2009-10-31
GERBER SCIENTIFIC INC
filed 2009-12-08
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑
25,213,728 shares of common stock of the registrant were outstanding as of November 30, 2009, exclusive of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended October 31,
In thousands, except per share data	2009	2008
Revenue:
Product sales	$103,546	$123,760
Service sales	16,614	18,793
	120,160	142,553
Cost of Sales:
Cost of products sold	74,646	88,811
Cost of services sold	10,294	12,337
	84,940	101,148

Gross profit	35,220	41,405

Selling, general and administrative expenses	27,817	30,155
Research and development	4,532	5,698
Operating income	2,871	5,552

Other income (expense), net	(394)	(412)
Interest expense	(918)	(748)
Income from continuing operations before income taxes	1,559	4,392
Income tax benefit	(374)	(1,973)
Income from continuing operations	1,933	6,365
Loss from discontinued operations, net of taxes of ($971) and $13, respectively	(1,474)	(271)
Net income	$459	$6,094

Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.27
Discontinued operations	(0.06)	(0.02)
Basic earnings per common share	$0.02	$0.25
Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.26
Discontinued operations	(0.06)	(0.01)
Diluted earnings per common share	$0.02	$0.25

Weighted Average Common Shares Outstanding:
Basic	24,907	23,965
Diluted	24,956	24,087

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended October 31,
In thousands, except per share data	2009	2008
Revenue:
Product sales	$197,310	$252,950
Service sales	33,438	37,768
	230,748	290,718
Cost of Sales:
Cost of products sold	143,430	183,624
Cost of services sold	20,071	25,345
	163,501	208,969

Gross profit	67,247	81,749

Selling, general and administrative expenses	51,967	62,718
Research and development	8,960	11,931
Operating income	6,320	7,100

Other income (expense), net	(1,399)	(537)
Interest expense	(1,860)	(1,287)
Income from continuing operations before income taxes	3,061	5,276
Income tax benefit	(15)	(1,813)
Income from continuing operations	3,076	7,089
Loss from discontinued operations, net of taxes of ($891) and $30, respectively	(2,103)	(314)
Net income	$973	$6,775

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.30
Discontinued operations	(0.08)	(0.02)
Basic earnings per common share	$0.04	$0.28
Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.29
Discontinued operations	(0.08)	(0.01)
Diluted earnings per common share	$0.04	$0.28

Weighted Average Common Shares Outstanding:
Basic	24,759	23,865
Diluted	24,782	24,047

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
In thousands	2009	2009
Assets:
Current Assets:
Cash and cash equivalents	$14,443	$10,313
Accounts receivable, net	84,122	87,798
Inventories	64,065	72,108
Deferred tax assets, net	10,016	9,022
Prepaid expenses and other current assets	6,922	4,659
Total Current Assets	179,568	183,900
Property, plant and equipment, net	34,554	37,119
Goodwill	81,143	76,940
Deferred tax assets, net	44,144	43,339
Other assets	17,649	17,919
Total Assets	$357,058	$359,217
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$41,554	$37,494
Accrued compensation and benefits	14,851	15,735
Other accrued liabilities	23,365	24,748
Deferred revenue	11,990	13,084
Total Current Liabilities	91,760	91,061
Long-term debt	51,000	73,500
Accrued pension benefit liability	30,121	29,629
Other long-term liabilities	17,362	16,725

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	258	252
Paid-in capital	80,625	79,198
Retained earnings	98,635	97,662
Treasury stock	(11,214)	(11,531)
Accumulated other comprehensive loss	(1,489)	(17,279)
Total Shareholders' Equity	166,815	148,302
Total Liabilities and Shareholders' Equity	$357,058	$359,217

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended October 31,
In thousands	2009	2008
Cash flows from operating activities:
Net income	$973	$6,775
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,144	4,826
Deferred income taxes	(1,435)	(2,376)
Stock-based compensation	1,796	1,422
Loss (gain) on sale of assets	2,168	(622)
Other noncash items	670	578
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	4,396	9,938
Inventories	4,056	(3,724)
Prepaid expenses and other assets	(1,208)	(851)
Accounts payable and other accrued liabilities	849	(9,702)
Accrued compensation and benefits	(1,655)	(3,323)
Net cash provided by operating activities	15,754	2,941
Cash flows from investing activities:
Capital expenditures	(1,992)	(4,921)
Proceeds from sale of net assets	13,040	1,369
Proceeds from sale of available for sale investments	3	612
Purchases of available for sale investments	(42)	(363)
Business acquisitions	(1,461)	(34,273)
Investments in intangible assets	(1,049)	(505)
Net cash provided by (used for) investing activities	8,499	(38,081)
Cash flows from financing activities:
Debt repayments	(63,815)	(23,271)
Debt proceeds	41,878	64,000
Common stock activity	(113)	908
Net cash (used for) provided by financing activities	(22,050)	41,637
Effect of exchange rate changes on cash	1,927	(3,988)
Increase in cash and cash equivalents	4,130	2,509
Cash and cash equivalents at beginning of period	10,313	13,892
Cash and cash equivalents at end of period	$14,443	$16,401

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of April 30, 2009 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2009.  The results of operations and cash flows for the fiscal quarter and six months ended October 31, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

The Company has evaluated subsequent events for disclosure that have occurred up to December 8, 2009, the date of issuance of the accompanying condensed consolidated financial statements.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operations, cash flows and footnote disclosures for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed with the Securities and Exchange Commission on July 7, 2009.  Certain reclassifications have been made to conform to the presentation for the fiscal quarter and six months ended October 31, 2009.

The results of operations and cash flows for two companies that were acquired during the fiscal year ended April 30, 2009, Gamma Computer Tech Company, Ltd. (“Gamma”) acquired in September 2008 and Virtek Vision International, Inc. (“Virtek”) acquired in October 2008, are included in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the quarter and six months ended October 31, 2009.  The Company believes that its consolidated results of operations for the quarter and six months ended October 31, 2008 would not have been materially different had the fiscal 2009 acquisitions occurred on May 1, 2008.

The Company completed the sale of 100 percent of the capital stock of its wholly-owned subsidiary, FOBA Technology + Services GmbH (“FOBA”), on September 1, 2009.  FOBA was acquired as part of the acquisition of Virtek.  The results of FOBA’s operations were previously reported within the Apparel and Flexible Materials segment.  The Company has reported the results of operations and the gain on the sale of FOBA as discontinued operations for the quarter and six months ended October 31, 2009 and October 31, 2008 within the condensed consolidated financial statements.  The April 30, 2009 comparative Condensed Consolidated Balance Sheet and related disclosures do not reflect net assets held for sale as the criteria for assets held for sale were not met as of April 30, 2009.  See Note 12.

The Company completed the sale of substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment, to a group of investors led by the President of ND Graphics on September 30, 2009.  The Company has reported the results of operations and the loss on the sale of ND Graphics as discontinued operations for the quarter and six months ended October 31, 2009 and October 31, 2008 within the condensed consolidated financial statements.  The April 30, 2009 comparative Condensed Consolidated Balance Sheet and related disclosures do not reflect net assets held for sale as the criteria for assets held for sale were not met as of April 30, 2009.  See Note 12.

The Company closed the majority of its Spandex Poland operations during the quarter ended October 31, 2009.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.  The Company has reported the results of operations of Spandex Poland as discontinued operations for the quarter and six months ended October 31, 2009 and 2008 within the condensed consolidated financial statements.  See Note 12.

Note 2.  Inventories

Inventories were as follows:

	October 31,	April 30,
In thousands	2009	2009
Raw materials and purchased parts	$52,313	$58,779
Work in process	1,803	3,510
Finished goods	9,949	9,819
Total inventories	$64,065	$72,108

Note 3.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	October 31, 2009		April 30, 2009
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$8,305	$3,484	$7,603	$3,210
Other	5,261	812	5,131	739
Total amortized intangible assets	$13,566	$4,296	$12,734	$3,949

Intangible asset amortization expense was $0.3 million and $0.6 million, respectively, for the quarter and six months ended October 31, 2009.  For the quarter and six months ended October 31, 2008, intangible asset amortization expense was $0.2 million and $0.4 million, respectively.  It is estimated that such expense will be $1.2 million for the fiscal year ending April 30, 2010, $1.1 million annually for the fiscal years ending April 30, 2011 and 2012, $1.0 million for the fiscal year ending April 30, 2013 and $0.8 million annually for the fiscal years ending April 30, 2014 and 2015 based on the amortizable intangible assets as of October 31, 2009.

The Company settled contingent obligation commitments for $2.8 million for the six months ended October 31, 2009 related to past acquisitions with the former owners of Data Technology, Inc. and Gamma.  In connection with the sale of FOBA and ND Graphics, the Company recorded a charge of $2.6 million for the write-off of goodwill as part of the Loss from Discontinued Operations in the accompanying Condensed Consolidated Statements of Operations.  Balances and changes in the carrying amount of goodwill for the six months ended October 31, 2009 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2009	$25,737	$34,207	$16,996	$76,940
Business acquisitions	1,086	1,677	---	2,763
Business dispositions	(972)	(1,581)	---	(2,553)
Effects of currency translation	2,493	1,500	--	3,993
Balance as of October 31, 2009	$28,344	$35,803	$16,996	$81,143

Note 4.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.

The following table presents revenue and operating income by reportable segment:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Sign Making and Specialty Graphics:
Gerber Scientific Products	$13,375	$18,954	$24,262	$33,519
Spandex	55,689	62,581	108,827	131,692
Sign Making and Specialty Graphics	69,064	81,535	133,089	165,211
Apparel and Flexible Materials	37,094	45,382	72,154	94,331
Ophthalmic Lens Processing	14,002	15,636	25,505	31,176
Consolidated revenue	$120,160	$142,553	$230,748	$290,718

Sign Making and Specialty Graphics:
Gerber Scientific Products	$(1,240)	$150	$(2,462)	$(1,215)
Spandex	3,492	2,675	6,525	6,128
Sign Making and Specialty Graphics	2,252	2,825	4,063	4,913
Apparel and Flexible Materials	3,298	4,929	7,457	8,595
Ophthalmic Lens Processing	1,625	1,773	2,320	1,888
Segment operating income	7,175	9,527	13,840	15,396
Corporate operating expenses	(4,304)	(3,975)	(7,520)	(8,296)
Consolidated operating income	$2,871	$5,552	$6,320	$7,100

Note 5.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Net income	$459	$6,094	$973	$6,775

Other comprehensive income (loss):
Foreign currency translation adjustments	2,573	(26,963)	15,111	(27,589)
Defined benefit pension plans activity, net of tax	96	205	192	410
Unrealized investment gain (loss) income, net of tax	114	(593)	371	(809)
Net gain (loss) on derivative instruments, net of tax	71	(147)	116	(127)
Total comprehensive income (loss)	$3,313	$(21,404)	$16,763	$(21,340)

Note 6.   Earnings Per Share

Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation, where such effect is dilutive.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the treatment of unvested share-based payment awards with rights to receive non-forfeitable dividends that need to be considered participating securities and must be included in the computation of basic earnings per common share.  This application must be applied retrospectively at the date of adoption.  The Company adopted this guidance, which is now a part of Accounting Standards Codification (“ASC”) 260, Earnings per Share, on May 1, 2009, as unvested restricted stock grants include non-forfeitable dividend rights. Approximately 1,502,650 shares and 567,334 shares of unvested restricted stock were outstanding as of October 31, 2009 and October 31, 2008, respectively.  Reported basic and diluted earnings per common share after adoption of the new guidance for both the quarter and six months ended October 31, 2008 were each reduced by $0.01 per share.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Fiscal Quarters Ended October 31,
	2009			2008
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings (loss) per common share:
Continuing operations	$1,933	24,907	$0.08	$6,365	23,965	$0.27
Discontinued operations	$(1,474)	24,907	$(0.06)	(271)	23,965	(0.02)
Basic earnings per common share	$459	24,907	$0.02	$6,094	23,965	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$1,933	24,907	$0.08	$6,365	23,965	$0.27
Effect of dilutive options and awards	---	49	---	---	122	(0.01)
Continuing operations	$1,933	24,956	$0.08	$6,365	24,087	$0.26
Discontinued operations	$(1,474)	24,956	$(0.06)	(271)	24,087	(0.01)
Diluted earnings per common share	$459	24,956	$0.02	$6,094	24,087	$0.25

	For the Six Months Ended October 31,
	2009			2008
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings (loss) per common share:
Continuing operations	$3,076	24,759	$0.12	$7,089	23,865	$0.30
Discontinued operations	$(2,103)	24,759	$(0.08)	(314)	23,865	(0.02)
Basic earnings per common share	$973	24,759	$0.04	$6,775	23,865	$0.28

Diluted earnings (loss) per common share:
Continuing operations	$3,076	24,759	$0.12	$7,089	23,865	$0.30
Effect of dilutive options and awards	---	23	---	---	182	(0.01)
Continuing operations	$3,076	24,782	$0.12	$7,089	24,047	$0.29
Discontinued operations	$(2,103)	24,782	$(0.08)	(314)	24,047	(0.01)
Diluted earnings per common share	$973	24,782	$0.04	$6,775	24,047	$0.28

Note 7.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to guarantees outstanding during the quarter or six months ended October 31, 2009.

Changes in the carrying amounts of product warranty liabilities were as follows:

	For the Six Months Ended October 31,
In thousands	2009	2008
Beginning balance	$2,815	$2,327
Warranties issued in the current period	3,253	2,552
Reductions for costs incurred	(2,880)	(2,594)
Impact of business acquisitions	---	755
Impact of business dispositions	(574)	---
Ending balance	$2,614	$3,040

Note 8.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2009		2008	2009		2008
Service cost	$	---	$597	$	---	$1,194
Interest cost		1,699	1,770		3,398	3,540
Expected return on plan assets		(1,316)	(1,710)		(2,632)	(3,420)
Amortization of:
Prior service cost		---	73		---	146
Actuarial loss		153	253		306	506
Net periodic benefit cost		$536	$983		$1,072	$1,966

Cash contributions of $0.1 million and $0.3 million were made to the Company’s nonqualified defined benefit pension plan for the fiscal quarter and six months ended October 31, 2009, respectively.  The Company expects to contribute $0.6 million to its nonqualified pension plan in the fiscal year ending April 30, 2010 to fund benefit payments.  No contributions are anticipated for the Company’s qualified defined benefit pension plan in fiscal 2010.

Note 9.  Derivative Instruments

The Company has used derivative instruments, including interest rate swaps, during the quarters and six months ended October 31, 2009 and 2008.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

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

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted interest payments may be accounted for as cash flow hedges, as deemed appropriate.  Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.  As of October 31, 2009 and April 30, 2009, there were no outstanding foreign currency forward contracts.

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

The Company maintained two interest rate swap arrangements effective during the quarter and six months ended October 31, 2009, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matures in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.

The following table summarizes the fair value of these derivative instruments as of October 31, 2009 and April 30, 2009:

		Liabilities
In thousands	Balance Sheet Location	October 31, 2009	April 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap arrangements	Other accrued liabilities	$996	$1,181

During the quarter and six months ended October 31, 2009, there was no impact to the fair value of the Company’s derivative liabilities due to the Company’s or its counterparties’ credit risk.

The following table summarizes the pre-tax impact on Accumulated Other Comprehensive Loss in Shareholders' Equity from interest rate swap arrangements that qualified as cash flow hedges for the quarter and six months ended October 31, 2009:

In thousands	For the Fiscal Quarter Ended October 31, 2009	For the Six Months Ended October 31, 2009
Loss recognized in Accumulated Other Comprehensive Loss before tax effect	$164	$333
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$277	$518

Assuming current market conditions continue, a $1.0 million loss is expected to be reclassified as Interest expense from Accumulated Other Comprehensive Loss to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months.

Note 10.  Fair Value Measurements

In September 2006, the FASB issued fair value guidance for the accounting of both financial assets and liabilities and nonrecurring nonfinancial assets and liabilities.  The guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), was adopted by the Company on May 1, 2008 for its financial assets and liabilities and on May 1, 2009 for its nonrecurring nonfinancial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  Nonrecurring nonfinancial assets and liabilities for the Company include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value and those nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly business transaction in the principal market for the asset or liability.

ASC 820 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of October 31, 2009:

In thousands	Total	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap agreements	$(996)	$	---	$(996)	$	---
Available for sale investments	3,588		3,588	---		---
Total	$2,592		$3,588	$(996)	$	---

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

Note 11.  Income Taxes

During the quarter ended October 31, 2009, the Company's effective tax rate from continuing operations was less than the statutory tax rate primarily as a result of a $0.7 million favorable settlement of a foreign tax audit which is discrete to the quarter ended October 31, 2009,  international tax rate differences and changes in earnings mix.

During the quarter ended October 31, 2008, the Company finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  Based on the projected future income of the merged entity, a valuation reserve against French loss carryforwards of approximately $3.4 million was reversed, as it is more likely than not that the tax benefits from these carryforwards will be realized.

Note 12.  Discontinued Operations and Asset Sales

On September 1, 2009, the Company sold 100 percent of the capital stock of FOBA for a net sales price of approximately $8.9 million, net of transaction fees.  The net sales price is subject to post acquisition contingency adjustments that include a final adjustment for net assets sold which should be settled during the fiscal year ending April 30, 2010.  FOBA was acquired in October 2008 as part of the acquisition of Virtek.  Sales proceeds of approximately $1.0 million will remain in escrow for a two-year period for possible application to specified contingencies.  A gain on sale of $1.9 million was included on the Condensed Consolidated Statement of Operations within Loss from Discontinued Operations for the six months ended October 31, 2009.

On September 30, 2009, the Company sold substantially all of the assets and liabilities of ND Graphics for a net sales price of approximately $5.1 million, net of transaction fees.  The net sales price is subject to post acquisition contingency adjustments that include a final adjustment for net assets sold which should be settled during the fiscal year ending April 30, 2010.  A loss on sale of $2.9 million was included on the Condensed Consolidated Statement of Operations within Loss from Discontinued Operations for the six months ended October 31, 2009.

ND Graphics will continue to serve as the Company’s Canadian distributor for its Sign Making and Specialty Graphics segment. The Company expects some continuing cash flows, primarily from sales of equipment and aftermarket supplies to ND Graphics, although these cash flows are not expected to be significant enough to preclude discontinued operations accounting.

ND Graphics and FOBA were sold as neither operation was considered a core strategic focus for the Company.  See Note 1.  Net proceeds from the transactions were used to reduce the Company’s outstanding debt.

The Company allocated a portion of its interest expense to discontinued operations, as the proceeds from the sales were required to reduce the Company’s outstanding obligations under its credit facility.  The Company allocated approximately $0.1 million and $0.3 million of interest expense to discontinued operations for the quarter and six months ended October 31, 2009, respectively.  The Company allocated approximately $0.1 million and $0.2 million of interest expense to discontinued operations for the quarter and six months ended October 31, 2008, respectively.

The following table provides revenue and pretax (loss) income from the FOBA discontinued operations:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Revenue from discontinued operations	$1,386	$550	$5,973	$550
Pretax (loss) income from discontinued operations	$(500)	$187	$(1,080)	$187

The following table provides a summary of the assets and liabilities of FOBA as of September 1, 2009 that were sold:

In thousands	September 1, 2009
Assets:
Accounts receivable, net	$3,069
Inventories	3,848
Prepaid and other assets	66
Total current assets	6,983
Property, plant and equipment, net	1,336
Total assets	$8,319
Liabilities:
Accounts payable	$1,142
Accrued compensation and benefits	488
Other accrued liabilities	1,577
Other liabilities	229
Total liabilities	$3,436
Net assets	$4,883

The following table provides revenue and pretax income from the ND Graphics discontinued operations:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Revenue from discontinued operations	$5,362	$9,329	$13,901	$18,698
Pretax income from discontinued operations	$228	$48	$634	$106

The following table provides a summary of the assets and liabilities of ND Graphics as of September 30, 2009 that were sold:

In thousands	September 30, 2009
Assets:
Accounts receivable, net	$4,413
Inventories	4,579
Prepaid and other assets	174
Total current assets	9,166
Property, plant and equipment, net	720
Other long-term assets	60
Total assets	$9,946
Liabilities:
Accounts payable	$1,332
Accrued compensation and benefits	130
Other accrued liabilities	146
Total liabilities	$1,608
Net assets	$8,338

The Company closed the majority of its Spandex Poland operations during the quarter ended October 31, 2009.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.  The Company has reported the results of operations of Spandex Poland as discontinued operations for the quarter and six months ended October 31, 2009 and 2008, respectively, within the condensed consolidated financial statements.  The Company expects some continuing cash flow from the Spandex Poland operation, primarily related to the service contracts on prior equipment sales. These cash flows are not expected to be significant enough to preclude discontinued operations accounting.

The following table provides revenue and pretax loss from the Spandex Poland discontinued operations:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Revenue from discontinued operations	$659	$1,326	$1,234	$2,650
Pretax loss from discontinued operations	$(335)	$(493)	$(380)	$(577)

During August 2008, the Company sold the Ophthalmic Lens Processing segment’s Australian facility for a sales price of $1.0 million.  The Company realized a gain of $0.6 million related to this transaction, which was reflected as a benefit within Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations for the quarter and six months ended October 31, 2008.

Note 13. Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13.”)  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about the Company’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14.”)  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and removes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.”  ASU 2009-14 subjects software-enabled products to other revenue guidance and disclosure requirements, such as guidance relating to revenue arrangements with multiple-deliverables.

Both ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified beginning May 1, 2011 for the Company, although early application is permitted. The Company is currently evaluating the potential impacts of ASU 2009-13 and ASU 2009-14 on its revenue recognition accounting practices.

Note 14.  Subsequent Events

Acquisition of Yunique Solutions, Inc.  In November 2009, the Company acquired for cash the stock of Yunique Solutions, Inc. (“Yunique”), a software development company for the apparel and flexible materials markets located in New York.  The acquisition of this business is expected to enhance the Company’s product lifecycle management software product offerings and will be merged into its existing Gerber Technology business.  Under the terms of the stock purchase agreement, the Company paid $2.0 million to the former owners of Yunique and contractually has agreed to make future payments that are contingent upon the future operating performance of Yunique over the next 3 full fiscal years after acquisition.  The Company funded this acquisition through its credit facility.

The operating results of this business will be included in the Company’s consolidated financial statements from the date of the acquisition as part of the Apparel and Flexible Materials segment.

As of December 8, 2009, the Company has not yet completed its process of determining the fair value of the acquired intangible assets and therefore disclosures required by Accounting Standards Codification 805, Business Combinations, have been omitted.  Any unallocated purchase price is expected to be recorded as goodwill of the Apparel and Flexible Materials operating segment.

Debt Amendment.  In November 2009, the Company amended the credit agreement for its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  The amendment modified certain financial covenants as described below, amended the definitions of EBIT and EBITDA, and reduced the maximum borrowing capacity to $75.0 million from $100.0 million.

The ratio of Total Funded Debt to Consolidated EBITDA financial covenant was modified as follows:

Twelve Month Period Ended	Pre-Amendment Covenant	Amended Covenant
October 31, 2009	Maximum 3.75:1	Maximum 3.50:1
January 31, 2010	Maximum 3.25:1	Maximum 3.00:1
April 30, 2010	Maximum 3.25:1	Maximum 3.00:1
July 31, 2010 and thereafter	Maximum 3.00:1	Maximum 3.00:1

The ratio of Consolidated EBIT to Consolidated Interest Expense financial covenant was modified as follows:

Twelve Month Period Ended	Pre-Amendment Covenant	Amended Covenant
October 31, 2009	Minimum 2.00:1	Minimum 1.50:1
January 31, 2010	Minimum 2.25:1	Minimum 1.50:1
April 30, 2010	Minimum 2.75:1	Minimum 2.25:1
July 31, 2010	Minimum 3.00:1	Minimum 2.50:1
October 31, 2010 and thereafter	Minimum 3.00:1	Minimum 3.00:1

The amendment also modified the Asset Coverage Covenant to phase out the $20.0 million allowance for consolidated net fixed assets over periods ending October 31, 2010 and thereafter.  Additionally, the measurement of compliance with this covenant will change from being tested monthly to being tested quarterly after October 31, 2010.

The amendment modified the definitions of EBIT and EBITDA, for purposes of the foregoing financial covenants, providing the Company with enhanced operating flexibility under the credit agreement.  These modifications provide for additional adjustments to the calculations of EBIT and EBITDA to allow the add-back of certain non-recurring charges and pro-forma historical adjustments.

The Company expects to incur fees and related costs of approximately $0.5 million to $0.6 million in connection with this amendment, which will be amortized over the remaining term of the agreement.  The Company also expects to expense $0.3 million to interest expense associated with the write-off of a portion of previously capitalized deferred financing fees as a result of the amendment.

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

The first half of fiscal 2010 was impacted by the persistence of adverse global economic conditions, which continued to present challenges for Gerber’s businesses and the markets in which they operate.  The adverse economic conditions began to significantly impact Gerber’s results at the end of the second quarter of fiscal 2009.  As a result of these conditions, revenue declined $22.4 million, or 15.7 percent, for the second quarter of fiscal 2010 and declined $60.0 million, or 20.6 percent for the first six months of fiscal 2010 as compared with the prior year respective periods.  The decline in revenue for the second quarter of fiscal 2010 as compared with fiscal 2009 reflected lower sales volume of approximately $26.2 million, which was partially mitigated by incremental revenue from acquisitions completed late in the second quarter of fiscal 2009 of $2.5 million and the favorable impact of foreign currency translation of $1.1 million.  Gerber experienced improved quote and order levels during the later part of its second quarter ended October 31, 2009 and believes that revenue has stabilized.  The improved quote and order activity may indicate a rebound, particularly within China, which is an important growth market for Gerber, particularly within the Apparel and Flexible Materials segment.

Operating income declined by $2.7 million, or 48.3 percent, in the second quarter of fiscal 2010 and by $0.8 million, or 11.0 percent, for the six months ended October 31, 2009 as compared with the prior year respective periods.  The decline in operating income for the second quarter of fiscal 2010 from the fiscal 2009 second quarter reflected the negative impact of lower sales volume on gross profits and was partially mitigated by cost control measures.  Gerber initiated cost control measures during the second quarter of fiscal 2009 in response to the reduced sales volume and weak economic conditions.  These cost measures should be sustainable when sales volume improves.  The cost reduction initiatives commenced during fiscal 2009 included a global workforce reduction of approximately 15 percent and temporary measures which began in the third quarter of fiscal 2009 and continued through October 31, 2009.  Such temporary measures included a 10 percent salary reduction in the United States and freeze of employer matching contributions to the United States 401(k) retirement plan.  Other temporary cost savings measures included mandated unpaid work furloughs and a four-day work week at certain facilities as well as discretionary cost control measures during the second quarter of fiscal 2010.  Additionally, Gerber froze its United States defined benefit pension plans as of April 30, 2009, which resulted in lower pension expense.  Lower pension plan expenses should continue to favorably benefit operating results for the remainder of fiscal 2010.  For the first half of fiscal 2010, benefits from the workforce reductions have been consistent with Gerber’s expectations for full year benefits as previously disclosed.

As part of Gerber's strategic process, management continually reviews its operating segments and selected markets in terms of their potential long-term returns.  As part of this process, management may contemplate potential business acquisitions and divestitures, some of which may be material.  Decisions regarding "bolt-on" acquisitions generally focus on candidates that will contribute to the growth of Gerber's core businesses, increase earnings per share, and generate positive cash flow in the first year of acquisition.  On November 25, 2009, Gerber executed an agreement to acquire Yunique Solutions, Inc., or “Yunique,” a software development company serving apparel and flexible materials industries with annual unaudited historical revenue of approximately $1.5 million.  This acquisition is expected to enhance Gerber’s existing product lifecycle management and product data management software offerings.

Gerber may also consider business divestitures if management determines that the applicable business no longer meets Gerber's long-term strategic objectives.  On September 1, 2009, Gerber sold its laser marking and engraving business unit, FOBA Technology + Services GmbH, or “FOBA,” to ALLTEC Angewandte Laserlicht Technologie GmbH, the laser business unit of Videojet Technologies Inc.  FOBA, acquired in October 2008 as part of the acquisition of Virtek Vision International, Inc., or “Virtek,” was sold as it was not a core strategic focus for Gerber.  Additionally, Gerber sold substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment to a group of investors led by the President of ND Graphics on September 30, 2009.  These transactions represent two of the potential non-core asset sales that have been under management review.  Gerber also closed the majority of its Spandex Poland operations during the quarter ended October 31, 2009.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.  Results for FOBA, ND Graphics and Spandex Poland are presented as discontinued operations within the Condensed Consolidated Statements of Operations for all periods presented.

The net proceeds from the asset sales contributed significantly to debt repayments during the second quarter of fiscal 2010.  Outstanding debt was reduced to $51.0 million as of October 31, 2009, a reduction of $22.5 million from April 30, 2009.  Though Gerber was in compliance with its credit facility financial covenants as of October 31, 2009, Gerber amended its existing credit facility to provide enhanced operating flexibility under certain financial covenants, modify EBIT and EBITDA definitions and reduce the maximum borrowing capacity to $75.0 million from $100.0 million in order to minimize the commitment fees on unneeded borrowing capacity and to facilitate the acquisition of Yunique during November 2009.  Gerber expects to expense $0.3 million during the third quarter of fiscal 2010 to Interest expense associated with the write-off of a portion of previously capitalized deferred financing fees as a result of the amendment to the credit agreement.  Gerber expects to incur $0.5 million to $0.6 million in fees and related costs to execute this amendment, which will be capitalized and subsequently expensed over the remaining life of the facility to Interest expense.

Economic conditions have continued to significantly impact Gerber's businesses.  While weak demand has persisted across most of the markets that Gerber serves, quote and order activity has improved.  Gerber expects that the second half of fiscal 2010 may begin to show signs of recovery in its markets.  Although global economic uncertainty continues, Gerber believes that the strength of its product portfolio, diversified business model and streamlined organizational structure should allow Gerber to resume growth quickly when its markets begin to recover.  Gerber is actively reviewing various structural cost reduction initiatives that would permanently reduce costs.  Such initiatives may include one-time charges for severance and other restructuring costs that, if consummated, would negatively impact fiscal 2010 results.  For the remainder of fiscal 2010, Gerber will continue to manage all aspects of its business with a heightened focus on cash generation and improved operating performance.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Equipment and software	$29,880	$43,611	(31.5%)	$55,729	$84,983	(34.4%)
Aftermarket supplies	73,666	80,149	(8.1%)	141,581	167,967	(15.7%)
Service	16,614	18,793	(11.6%)	33,438	37,768	(11.5%)
Total revenue	$120,160	$142,553	(15.7%)	$230,748	$290,718	(20.6%)

The decrease in consolidated revenue for both fiscal 2010 periods was primarily a result of the weakened global economic environment, resulting in lower customer demand and sales volume.  Revenue decreased by $22.4 million and $60.0 million, respectively, as compared with the quarter and six months ended October 31, 2008, primarily within equipment and software revenue.  Aftermarket supplies and service revenue declined as compared with the prior year periods, but not as dramatically as equipment and software revenue.  Aftermarket supplies and service revenue provide a steady annuity of repeat business after the initial equipment sale.  Foreign currency translation benefited revenue for the quarter ended October 31, 2009 by approximately $1.1 million as compared with the quarter ended October 31, 2008.  Foreign currency translation negatively impacted revenue for the six months ended October 31, 2009 by approximately $9.2 million primarily as a result of the strengthening of the United States dollar against several other currencies in which Gerber transacts business as compared with the six months ended October 31, 2008.  Acquisitions completed late in the second quarter of fiscal 2009 contributed incremental revenue of $2.5 million to the quarter ended October 31, 2009 and $6.4 million to the six months ended October 31, 2009.

Key new product revenue was $4.2 million for the quarter ended October 31, 2009 and $8.8 million for the six months ended October 31, 2009 and included revenue contribution from the Sign Making and Specialty Graphics segment’s Solara™ ion UV inkjet printers and the Z7 GERBERcutter equipment marketed by the Apparel and Flexible Materials segment.  Key new product revenue declined $8.5 million, or 66.9 percent, from the second quarter of fiscal 2009 and $13.5 million, or 60.4 percent, from the six months ended October 31, 2008.  Gerber believes that key new product sales have been negatively impacted by the weak global economy and adverse credit markets that reduced credit availability for potential customers.

Orders by geographic region for the quarter and six months ended October 31, 2009 were lower in North America and Europe and showed improvement in the Rest of World markets.  The decreases in North America and Europe primarily reflected the negative impact of the economy and for the six months ended October 31, 2009, also reflected the negative impact of foreign currency translation due to the strengthening of the United States dollar during the six months ended October 31, 2009 as compared with the same prior year period.  In the Rest of World region, Asia continues to be the world’s largest apparel-producing area and the Apparel and Flexible Materials segment’s fastest growing market.  Though Asian markets such as China have been negatively impacted by economic factors and the impacts of the global recession, Gerber’s revenue from China increased to $6.7 million for the quarter ended October 31, 2009 from $5.2 million for the quarter ended October 31, 2008 and increased $0.5 million for the six months ended October 31, 2009 as compared with the same prior year period.  Management believes that these modest increases may signal that this area is beginning to recover and Gerber continues to believe these markets offer significant growth opportunities.

The following table provides the backlog as of October 31, 2009 and April 30, 2009, as adjusted to remove FOBA and ND Graphics backlog as of April 30, 2009.  The overall increase in backlog was driven by the Apparel and Flexible Materials segment, indicating some modest improvements in market conditions.

In thousands	October 31, 2009	April 30, 2009
Backlog:
Sign Making and Specialty Graphics	$1,532	$1,636
Apparel and Flexible Materials	23,186	21,800
Ophthalmic Lens Processing	650	1,200
	$25,368	$24,636

Gross Profit / Margin

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Gross profit	$35,220	$41,405	(14.9%)	$67,247	$81,749	(17.7%)
Gross profit margin	29.3%	29.0%		29.1%	28.1%

Gross profit was $6.2 million lower for the quarter ended October 31, 2009 and $14.5 million lower for the six months ended October 31, 2009 as compared with the respective prior year periods.  The majority of the decline was attributable to lower revenue volume.  Additionally, foreign currency translation during the six months ended October 31, 2009 negatively impacted gross profit by approximately $3.0 million as compared with the same periods of the prior year.  The decline in the second quarter and first six months was partially offset by incremental gross profit contribution from acquisitions consummated late in the second quarter of fiscal 2009 and by cost savings measures that included a reduced workforce and temporary salary reductions.  Gerber anticipates that manufacturing volumes will improve for the second half of fiscal 2010.  If manufacturing volumes continue to be depressed however, unfavorable absorption of fixed manufacturing costs could continue to result in lower gross profit.

Gerber’s gross profit margin increased 0.3 percentage points and 1.0 percentage point for the fiscal quarter and six months ended October 31, 2009, respectively, as compared with the fiscal quarter and six months ended October 31, 2008.  The higher gross profit margins for both periods were reflective of overall cost savings from the reduced workforce, increased patent license revenue of $1.3 million and favorable gross profit margins from acquired businesses.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Selling, general and administrative expenses	$27,817	$30,155	(7.8%)	$51,967	$62,718	(17.1%)
Percentage of revenue	23.1%	21.2%		22.5%	21.6%

Selling, general and administrative ("SG&A") expenses decreased by $2.3 million for the quarter ended October 31, 2009 and by $10.8 million for the six months ended October 31, 2009 as compared with the respective prior year comparable periods.  The lower costs demonstrated Gerber’s continued focus on reducing controllable costs and the results of the fiscal 2009 actions.  The majority of the fiscal 2009 workforce reductions were completed during the second quarter of fiscal 2009 and therefore savings from these initiatives in the second half of fiscal 2010 should be comparable with reported savings for the second half of fiscal 2009.  The April 30, 2009 actions to freeze future benefits under Gerber’s United States defined benefit pension plans contributed to a decrease in pension expense of $0.4 million for the quarter ended October 31, 2009 and $0.9 million for the six months ended October 31, 2009 as compared with the respective prior year periods, and the decrease in pension expense should continue to benefit financial results for the remainder of fiscal 2010.  Foreign currency translation reduced SG&A expenses by approximately $2.0 million for the six months ended October 31, 2009 as compared with the six months ended October 31, 2008.  Partially offsetting these lower expenses were incremental SG&A expenses from the fiscal 2009 acquisitions of $0.7 million for the quarter ended October 31, 2009 and $1.8 million for the six months ended October 31, 2009.  Additionally, costs related to increased bad debt provisions and incentive stock-based compensation also negatively impacted SG&A for the quarter and six months ended October 31, 2009 as compared with the respective prior year periods.  Fiscal 2009 SG&A benefited from a $0.6 million gain on the sale of property within the Ophthalmic Lens Processing segment.

Research and Development

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Research and development	$4,532	$5,698	(20.5%)	$8,960	$11,931	(24.9%)
Percentage of revenue	3.8%	4.0%		3.9%	4.1%

Research and development (“R&D”) expenses decreased for both the second quarter and first six months of fiscal 2010 as compared with the same respective periods of the prior year.  The reduction was primarily a result of cost savings initiatives implemented in fiscal 2009 that included a workforce reduction and a focus on limiting R&D expenses primarily to sustaining projects until the economy begins to recover.  Lower incremental development costs related to the Solara ion, which was launched in fiscal 2009, also contributed to the decrease as compared with the prior year.

Other Income (Expense), net

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Other income (expense), net	$(394)	$(412)	$(1,399)	$(537)

Other income (expense), net primarily includes interest income, bank fees and foreign currency transaction gains and losses.  Foreign currency transaction losses were $0.6 million for the six months ended October 31, 2009 as compared with a net gain of $0.1 million for the six months ended October 31, 2008.

Interest Expense

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2009	2008	Percent Change	2009	2008	Percent Change
Interest expense	$918	$748	22.7%	$1,860	$1,287	44.5%
Weighted-average credit facility interest rate	7.1%	5.4%		7.0%	5.3%

Interest expense increased $0.2 million and $0.6 million for the quarter and six months ended October 31, 2009, respectively as compared with the same prior year periods.  The increase in interest expense was primarily attributable to higher weighted-average interest rates based upon a credit facility amendment effected during March 2009 as well as higher amortization expense of deferred financing costs associated with the March 2009 amendment.  Gerber reduced its outstanding debt during the second quarter of fiscal 2010 with proceeds from the asset dispositions described elsewhere in this report.

Gerber amended its credit facility in November 2009 which resulted in a reduction to the maximum borrowing capacity to $75.0 million from $100.0 million.  This reduction will trigger approximately $0.3 million of expense in the third quarter of fiscal 2010 to Interest expense related to previously deferred financing costs.  Interest rates per the credit facility were not changed as a result of the November 2009 amendment.

Gerber allocated interest expense to discontinued operations, as proceeds from the sales of FOBA and ND Graphics were required to reduce the outstanding credit facility obligation.  Gerber allocated approximately $0.1 million of interest expense to discontinued operations for both the quarter ended October 31, 2009 and the quarter ended October 31, 2008, $0.3 million for the six months ended October 31, 2009 and $0.2 million for the six months ended October 31, 2008.

Income Tax Benefit

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008
Effective tax rate	(24.0%)	(44.9%)	(0.5%)	(34.4%)

Gerber’s effective tax rates from continuing operations for the fiscal quarter and six months ended October 31, 2009 were lower than the expected statutory rate of 35.0 percent primarily as a result of a favorable settlement of a foreign tax audit, international tax rate differences and changes in earnings mix.  Gerber’s effective tax rate would have been 17.9 percent for the quarter ended October 31, 2009 and 20.8 percent for the six months ended October 31, 2009, excluding the non-recurring tax benefit from the settlement of the foreign tax audit.

During the second quarter of fiscal 2009, Gerber finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  A valuation reserve against French loss carryforwards of the merged entity of approximately $3.4 million was reversed, as it is more likely than not that the tax benefits from these carryforwards will be realized.  Gerber’s effective tax rate would have been 33.5 percent for the quarter ended October 31, 2008 and 30.9 percent for the six months ended October 31, 2008, excluding the non-recurring tax benefit from the reversal of the valuation reserve.  For both fiscal 2009 periods, Gerber’s effective tax rates were lower than the statutory rate of 35.0 percent primarily as a result of the reversal of the French valuation reserve described above.

Discontinued Operations

Operating results for FOBA, ND Graphics and Spandex Poland are presented as discontinued operations within the condensed consolidated statements of operations as well as the net loss on the sale of ND Graphics of $2.9 million and net gain on the sale of FOBA of $1.9 million.

On September 1, 2009, Gerber sold FOBA to ALLTEC Angewandte Laserlicht Technologie GmbH, the laser business unit of Videojet Technologies Inc, for a net sales price of approximately $8.9 million.  FOBA, acquired in October 2008 as part of the acquisition of Virtek, was sold as it was not a core strategic focus for Gerber.

Gerber sold substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment, to a group of investors led by the President of ND Graphics on September 30, 2009 for a net sales price of approximately $5.1 million.

Gerber also closed the majority of its Spandex Poland operations during the quarter ended October 31, 2009.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.

SEGMENT REVIEW

Gerber is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.  Gerber conducts business through three principal operating segments.  These operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended October 31,
	2009			2008
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$13,375	$55,689	$69,064	$18,954	$62,581	$81,535
Operating (loss) income	$(1,240)	$3,492	$2,252	$150	$2,675	$2,825

	For the Six Months Ended October 31,
	2009			2008
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$24,262	$108,827	$133,089	$33,519	$131,692	$165,211
Operating (loss) income	$(2,462)	$6,525	$4,063	$(1,215)	$6,128	$4,913

Segment revenue decreased $12.5 million, or 15.3 percent, for the second quarter of fiscal 2010 and decreased $32.1 million, or 19.4 percent, for the first six months of fiscal 2010 as compared with the same respective periods in the prior year.  The impact of foreign currency translation on Spandex benefited revenue by approximately $0.9 million for the quarter ended October 31, 2009 and negatively impacted revenue by approximately $7.2 million for the six months ended October 31, 2009 as compared with the respective prior year periods.  The persistent macroeconomic factors impacting the sign making markets are believed to have caused lower aftermarket and equipment demand.  Lower than anticipated revenue from the Solara ion for the quarter and six months ended October 31, 2009 was driven by the overall economic conditions that have continued to create customer hesitation in committing to capital purchases, as well as the continued lack of credit availability to finance purchases.  Sales of the Solara ion have also slowed due to the warranty related field issues, which are believed to have been identified and are being addressed through our current product improvement program, as well as to the reduction by several of our distributors of their inventory of demonstration equipment in preparation for the upcoming release of the new Solara ion Z high resolution system.  Fiscal 2009 equipment revenue benefited from revenue generated by the initial launch of the Solara ion in that fiscal year.  Aftermarket revenue declines are believed to be consistent with the sign making and specialty graphics current market conditions and therefore are not indicative of a loss of market share.

Despite lower revenue, recent cost savings actions allowed this segment to maintain profitability, driven by the Spandex business unit.  GSP’s operating loss included incremental warranty costs associated with the Solara ion.  Gerber believes its continued focus on controllable expenses will improve future profitability of this segment when the economy stabilizes.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Revenue	$37,094	$45,382	$72,154	$94,331
Segment operating income	$3,298	$4,929	$7,457	$8,595

Segment revenue for the quarter and six months ended October 31, 2009 decreased $8.3 million, or 18.3 percent, and $22.2 million, or 23.5 percent, respectively, from the comparable prior year periods.  Foreign currency translation did not have a significant impact on segment revenue for the quarter ended October 31, 2009; however it adversely impacted segment revenue by approximately $1.7 million for the six months ended October 31, 2009, as compared with the same period of the prior year.  The Apparel and Flexible Materials segment revenue for the quarter and first six months of fiscal 2010 was negatively impacted by global economic factors that included continued depressed demand in apparel markets, which are believed to have resulted in lower capital equipment and software sales as compared with the same period of the prior year.  The lower revenue appears to be indicative of widespread market conditions, particularly with regard to lower apparel retail volume and delayed aerospace contracts in the industrial sector and does not appear to be indicative of a loss of market share.  Partially offsetting the negative economic impacts, incremental revenue contribution from acquisitions completed late in the second quarter of fiscal 2009 of Virtek and Gamma Computer Tech Company, Ltd, or “Gamma,” provided incremental revenue of $2.5 million and $6.4 million for the quarter and six months ended October 31, 2009, respectively.  Key new product revenue of $2.2 million and $3.9 million for the quarter and six months ended October 31, 2009, respectively, was primarily comprised of sales of the Z7 GERBERcutter equipment and FLM software.

Segment revenue in China of $6.2 million and $11.0 million for the fiscal quarter and six months ended October 31, 2009 represented an increase of $1.1 million and $0.3 million as compared with the quarter and six months ended October 31, 2008, respectively.  Based on improved order and quote activity within Asian markets, Gerber believes that these markets are positioned for modest recovery in the second half of fiscal 2010 from the levels in the corresponding fiscal 2009 periods.

The acquisition of Yunique in November 2009 is expected to enhance this segment’s existing product lifecycle management and product data management software offerings and be accretive to operating results beginning with the fourth quarter of fiscal 2010.

Segment operating profit for the quarter and six months ended October 31, 2009 was $1.6 million and $1.1 million lower than in the respective prior year periods as a result of depressed revenue volumes that led to lower gross profits.  Lower gross profits were partially offset by cost control measures that included reduced workforce actions initiated in fiscal 2009 and other cost savings measures that continued into fiscal 2010.  Although revenue is expected to improve, if manufacturing volumes do not increase, the cost savings measures taken in fiscal 2009 and fiscal 2010 may not be sufficient to avoid lower gross profit on a year over year basis as a result of unfavorable absorption of manufacturing costs.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Revenue	$14,002	$15,636	$25,505	$31,176
Segment operating income	$1,625	$1,773	$2,320	$1,888

Segment revenue decreased $1.6 million, or 10.5 percent, and $5.7 million, or 18.2 percent, for the quarter and six months ended October 31, 2009, respectively, as compared with the same prior year periods.  The decrease is believed to be attributable to the weakened economy, resulting in lower equipment and aftermarket demand.  Increased patent license revenue partially offset the overall decline.  Foreign currency translation did not have a significant impact on segment revenue for the quarter ended October 31, 2009 and unfavorably impacted revenue by approximately $0.4 million for the six months ended October 31, 2009 as compared with the same period of the prior year.  Market studies indicate that purchases of eyeglasses continue to be depressed, which adversely impacts demand of this segment’s aftermarket supplies and lens production and finishing capital equipment.  Until markets recover, this segment intends to remain focused on prudent cost control measures and new product development.

Segment operating income decreased $0.1 million for the quarter ended October 31, 2009 as compared with the quarter ended October 31, 2008 and increased $0.4 million for six months ended October 31, 2009 as compared with the six months ended October 31, 2008.  The results for the quarter and six months ended October 31, 2008 included a $0.6 million gain from the sale of an Australian facility.  Without this gain in the prior year, operating income would have shown improvement in the fiscal 2010 periods primarily as a result of the patent license income of $1.3 million and cost savings measures.

Corporate Expenses

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2009	2008	2009	2008
Operating expenses	$4,304	$3,975	$7,520	$8,296

Corporate operating expenses were $0.3 million higher and $0.8 million lower in the quarter and first six months ended October 31, 2009 compared with the respective prior year periods.  The modest increase for the quarter ended October 31, 2009 primarily reflected increased stock based compensation expense, consulting costs and insurance costs that were partially offset by cost savings from fiscal 2009 workforce reductions and other cost savings measures and $0.4 million of lower pension plan expenses.  For the six months ended October 31, 2009, the lower costs reflected cost savings from fiscal 2009 workforce reductions and other cost savings measures and $0.9 million of lower pension plan expenses as compared with prior year period.  The lower pension costs should continue throughout fiscal 2010 and are primarily attributable to the pension plan freeze of all future benefits that was effected during the fourth quarter of fiscal 2009.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's senior secured revolving credit facility.  These sources of liquidity are subject to all of the risks of Gerber's business and could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.  Global distress in the credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts as of April 30, 2009.  Gerber has not experienced changes in credit availability from its lenders under the terms of its existing credit facility agreement and does not currently anticipate such changes.  Gerber's sales declined significantly in fiscal 2009 and through the second quarter of fiscal 2010.  Gerber has taken measures to control costs in order to offset the impact of further revenue declines on its results of operations and cash flows from operations.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in the remainder of fiscal 2010 as compared with fiscal 2009.

As of October 31, 2009, cash balances were $14.4 million and $9.4 million was available for borrowing under the revolving credit facility, based on facility financial covenants, as amended during November 2009.  Gerber believes that cash on hand, cash flows from operations and borrowings expected to be available under the revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After the next 12 months, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the quarter ended July 31, 2009, Gerber filed a shelf registration statement for $35.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  The shelf registration was not used as of October 31, 2009.  The actual amount and timing of Gerber's future capital requirements may differ materially from the company's estimates depending on the demand for its products and new market developments and opportunities.  If the company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient.  In addition, if Gerber successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital.  Additional sources of such capital may include equity and debt financing.  If Gerber believes it can obtain additional financing on acceptable terms, it may seek such financing at any time, to the extent that market conditions and other factors permit it to do so.  Any inability of Gerber to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitability.  The continuation of impaired equity and credit markets and restrictions under Gerber's revolving credit facility could adversely impact Gerber's ability to raise any required funds.

The following table provides information about Gerber's capitalization as of the dates indicated:

In thousands, except ratio amounts	October 31, 2009	April 30, 2009
Cash and cash equivalents	$14,443	$10,313
Working capital	$87,808	$92,839
Total debt	$51,000	$73,500
Net debt (total debt less cash and cash equivalents)	$36,557	$63,187
Shareholders' equity	$166,815	$148,302
Total capital (net debt plus shareholders' equity)	$203,372	$211,489
Current ratio	1.96:1	2.02:1
Net debt-to-total capital ratio	18.0%	29.9%

Cash Flows

The following table provides information about Gerber’s cash flows as of the dates indicated:

	For the Six Months Ended October 31,
In thousands	2009	2008
Cash flows provided by operating activities	$15,754	$2,941
Cash flows provided by (used for) investing activities	$8,499	$(38,081)
Cash flows (used for) provided by financing activities	$(22,050)	$41,637

Gerber generated $15.8 million in cash from operating activities during its first six months of fiscal 2010 primarily from operating income, accounts receivable collections and fewer inventory purchases driven by a focus on inventory reduction programs.  Gerber generated $2.9 million of cash from operating activities for the six months ended October 31, 2008 primarily from operating earnings and net working capital improvements that included accounts receivable collections.  A reduction in accounts payable, additional investments in inventories and payments of fiscal 2008 incentive compensation partially offset these improvements for the six months ended October 31, 2008.  Purchases of inventory for the first six months of fiscal 2009 were primarily attributable to production of the Solara ion.

Gerber generated $8.5 million of cash from investing activities primarily related to the sale of FOBA and ND Graphics.  Offsetting these proceeds, Gerber used cash for investing activities in the first six months of fiscal 2010 on capital expenditures of $2.0 million and business acquisitions of $1.5 million, which represented scheduled payments to the former owners of Data Technology and Gamma in accordance with the terms of the purchase agreements for the acquisitions of those businesses.  Fiscal 2010 capital expenditures are expected to be approximately $6.0 million.  Gerber’s purchase of Yunique in November 2009 will result in an investing cash outflow of approximately $2.0 million during the third quarter of fiscal 2010.  Gerber used $38.1 million of cash for investing activities primarily for the Virtek and Gamma business acquisitions during the six months ended October 31, 2008.  Gerber also invested $4.9 million in capital expenditures for the six months ended October 31, 2008.  Partially offsetting these cash outflows, Gerber collected $1.4 million related to the sale of a facility in the Ophthalmic Lens Processing segment in fiscal 2009 and received proceeds from a note receivable for certain assets sold within the Ophthalmic Lens Processing segment in fiscal 2008.

Borrowings under Gerber’s credit facility and proceeds of stock option exercises are the primary sources, and repayments of debt constitute the primary use of cash flows from financing activities.  Net repayments were $21.9 million for the six months ended October 31, 2009 and were directly related to the sale of FOBA and ND Graphics.  Borrowings increased $40.7 million during the six months ended October 31, 2008, primarily to fund the Virtek and Gamma acquisitions and related transaction costs.  Gerber also realized $0.9 million in cash from stock option exercises during the first six months of fiscal 2009.

Financial Condition

As of October 31, 2009, the United States dollar weakened against the euro, the pound sterling and the Canadian and Australian dollars, resulting in higher translated euro, pound sterling, Canadian and Australian dollar-denominated assets and liabilities as compared with April 30, 2009.  The most significant portion of Gerber’s international assets and liabilities are denominated in the euro.  Gerber’s Condensed Consolidated Balance Sheets as of October 31, 2009 reflected the removal of the assets and liabilities related to the dispositions of FOBA and ND Graphics business units.

Net accounts receivable decreased to $84.1 million as of October 31, 2009 from $87.8 million as of April 30, 2009.  The decrease, which was partially offset by foreign currency translation, was primarily attributable to strong collection of accounts receivable related to fiscal 2009 fourth quarter shipments, the sale of FOBA and ND Graphics, and an increase in the allowance for doubtful accounts.  Days sales outstanding in ending accounts receivable were 63 days as of October 31, 2009 as compared with 66 days as of April 30, 2009.

Inventories decreased to $64.1 million as of October 31, 2009 from $72.1 million as of April 30, 2009.  The reduction primarily reflected fewer inventory purchases in fiscal 2010 and the sale of FOBA and ND Graphics and was partially offset by foreign currency translation.  Inventory turnover increased to 5.1 times annually as of October 31, 2009 from 4.6 times annually as of April 30, 2009.

Prepaid expenses and other current assets increased to $6.9 million as of October 31, 2009 from $4.7 million as of April 30, 2009, primarily related to payments for insurance policies and property taxes at the beginning of the fiscal year which are amortized over the fiscal year.

Property, plant and equipment decreased to $34.6 million from $37.1 million primarily as a result of depreciation expense recorded in the six months ended October 31, 2009 and the sale of FOBA and ND Graphics, and was partially offset by capital expenditures and the impact of foreign currency translation.

Goodwill increased to $81.1 million as of October 31, 2009 from $76.9 million as of April 30, 2009, primarily due to payments made to former owners of acquired companies and the impact of foreign currency translation, and was partially offset by the write-off of goodwill associated with the dispositions of FOBA and ND Graphics.

Accounts payable and other accrued liabilities increased to $79.8 million as of October 31, 2009 from $78.0 million as of April 30, 2009, primarily due to the timing of payments to Gerber’s vendors and employees and the impacts of foreign currency translation.  The increase was partially offset by the reduction of certain liabilities related to the FOBA and ND Graphics dispositions.  Days purchases outstanding in accounts payable increased to 44 days as of October 31, 2009 from 39 days as of April 30, 2009.

Long-term Debt

In November 2009, Gerber amended the credit agreement to its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  The amendment modified certain financial covenants as described below, amended the definitions of EBIT and EBITDA and reduced the maximum borrowing capacity to $75.0 million from $100.0 million.  The credit agreement is Gerber’s primary source of debt and matures on January 31, 2012.  In addition to the $75.0 million borrowing capacity, Gerber may elect, subject to compliance with specified conditions, to solicit the lenders under the credit agreement to increase by up to $50 million the total principal amount of borrowings available under the credit facility.

The ratio of Total Funded Debt to Consolidated EBITDA financial covenant was modified as follows:

Twelve Month Period Ended	Pre-Amendment Covenant	Amended Covenant
October 31, 2009	Maximum 3.75:1	Maximum 3.50:1
January 31, 2010	Maximum 3.25:1	Maximum 3.00:1
April 30, 2010	Maximum 3.25:1	Maximum 3.00:1
July 31, 2010 and thereafter	Maximum 3.00:1	Maximum 3.00:1

The ratio of Consolidated EBIT to Consolidated Interest Expense financial covenant was modified as follows:

Twelve Month Period Ended	Pre-Amendment Covenant	Amended Covenant
October 31, 2009	Minimum 2.00:1	Minimum 1.50:1
January 31, 2010	Minimum 2.25:1	Minimum 1.50:1
April 30, 2010	Minimum 2.75:1	Minimum 2.25:1
July 31, 2010	Minimum 3.00:1	Minimum 2.50:1
October 31, 2010 and thereafter	Minimum 3.00:1	Minimum 3.00:1

The amendment also modified the Asset Coverage Covenant to phase out the historical $20.0 million allowance for consolidated net fixed assets over periods ending October 31, 2010 and thereafter.  Additionally, the measurement of compliance with this covenant will change from being tested monthly to being tested quarterly after October 31, 2010.

The amendment modified the definition of EBIT and EBITDA for purposes of the foregoing financial covenants, providing Gerber with enhanced operating flexibility under the credit agreement.  These modifications provide for additional adjustments to the calculations of EBIT and EBITDA to allow the add-back of certain non-recurring charges and pro-forma historical adjustments.

Interest rates per the credit facility were not changed as a result of the November 2009 amendment.

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of failure by Gerber to continue to be in compliance with any covenants, Gerber would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  Gerber was in compliance with its financial covenants as of October 31, 2009, both before and after the November 2009 amendment.  Compliance with the amended financial covenants is presented in the following table:

Covenant	Requirement	Actual as of October 31, 2009
Total Funded Debt to Consolidated EBITDA	Maximum 3.50:1	2.97:1
Consolidated EBIT to Consolidated Interest Expense	Minimum 1.50:1	2.11:1
Asset Coverage Ratio	At least 1.0:1	1.54:1

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to Gerber’s cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  Gerber described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009. There were no significant changes to Gerber’s critical accounting estimates during the six months ended October 31, 2009 from those previously disclosed in Gerber’s Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for Gerber during the first six months of fiscal 2010 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gerber’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber’s disclosure controls and procedures as of October 31, 2009.  Based upon that evaluation, Gerber’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or that are reasonably likely to materially affect, Gerber’s internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in Gerber’s risk factors during the second quarter of fiscal 2010 from those disclosed under Item 1A. "Risk Factors," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, readers are referred to Gerber’s filings with the Securities and Exchange Commission, including but not limited to, the information included in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Concerning Factors that May Influence Future Results" and within this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Gerber’s purchases of its common stock during the quarter ended October 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
August 1, 2009 – August 31, 2009	---	---	Not applicable	Not applicable
September 1, 2009 – September 30, 2009 (1)	20,096	$6.00	Not applicable	Not applicable
October 1, 2009 – October 31, 2009	---	---	Not applicable	Not applicable
	20,096	$6.00	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber’s stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Gerber Scientific, Inc. held its fiscal 2009 annual meeting of stockholders on September 17, 2009.

(c)  The following sets forth information regarding each matter voted upon at the 2009 annual meeting.  There were 24,607,644 shares of common stock outstanding and entitled to vote as of the record date for the 2009 annual meeting.

Proposal 1.  The shareholders approved a proposal to elect each of the eight nominees to the board of directors.  The tabulation of votes on this proposal was as follows:

Nominees	Votes For	Votes Withheld
Donald P. Aiken	21,965,679	452,226
Marc T. Giles	21,985,881	432,078
Edward G. Jepsen	21,398,682	1,019,223
Randall D. Ledford, Ph.D.	22,014,680	403,225
John R. Lord	21,434,009	983,899
Javier Perez	21,287,056	262,594
Carole F. St. Mark	21,344,205	1,073,700
W. Jerome Vereen	21,326,781	1,091,124

Proposal 2.  The shareholders approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Gerber’s independent registered public accounting firm for the 2010 fiscal year.  The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP for fiscal 2010	22,327,404	60,893	29,609

Proposal 3.  The shareholders approved a proposal to amend the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan to increase by 1,250,000 shares the number of shares of Gerber’s common stock available for issuance under the plan.  The tabulation of votes on this proposal was as follows:

	Votes For	Votes Against	Votes Abstain
Amendment of the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan to increase shares available for issuance by 1,250,000 shares	10,756,636	6,933,268	53,147

ITEM 5.     OTHER INFORMATION

Amendment to By-Laws

On December 3, 2009, Gerber’s Board of Directors (the “Board”) approved, effective on that date, an amendment to the Gerber’s Amended and Restated By-Laws to add a new Article I, Section 11 providing advance notice procedures to be followed in connection with business and nominations of directors proposed by shareholders to be brought before a meeting of shareholders.  The following summary of the terms of the amendment is not complete and is qualified in its entirety by reference to the text of the amendment, which is filed as an exhibit to this report.

The amendment provides, among other matters, that for nominations or other business to be brought by a shareholder before an annual meeting of shareholders, notice from the shareholder generally must be received by Gerber no earlier than the 120th day and no later than the 90th day prior to the anniversary date of the preceding annual meeting of shareholders.  The amendment provides different notice periods if the date of the annual meeting is not within a specified number of days before or after the anniversary date of the preceding annual meeting.

If Gerber calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any shareholder entitled to vote in such election generally may nominate a person or persons for election to such positions as are specified in Gerber’s notice of meeting if the shareholder’s required notice is delivered to Gerber no earlier than the 120th day prior to the special meeting date and no later than the later of the 90th day prior to the special meeting date or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed to be elected.

The amendment requires that shareholders making nominations provide in the notice to Gerber, as to each person whom the shareholder proposes to nominate, all information about the proposed nominee that is required in the solicitation of proxies in an election contest or otherwise required pursuant to Section 14(a) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, as well as such person’s written consent to being named in the proxy statement as a nominee and to serving if elected.  With respect to any other business the shareholder proposes to bring before the meeting, the notice must include disclosure about the reasons for the proposal and any interest that the shareholder has in the proposal.

The amendment also requires that the notice to Gerber include information about the shareholder giving the notice and the beneficial owner, if any, on whose behalf the proposal is made, including, among other information:

•	the name and address of such persons;

•	the class or series and number of shares of Gerber’s capital stock which are owned beneficially and of record by such persons;

•
a description of any agreement, arrangement or understanding with respect to the nomination or proposal between or among the shareholder, any such beneficial owner, and their respective affiliates or associates or others acting in concert with such persons;

•
a description of any agreement, arrangement or understanding (including any derivative, hedging, or similar position, transaction or activity) that has been entered into by or on behalf of the shareholder and beneficial owner the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such shareholder or beneficial owner, with respect to Gerber’s shares of stock;

•	a representation that the shareholder intends to appear in person or by proxy at the meeting to propose such business or nomination; and

•
a representation as to whether such persons intend or are part of a group which intends to deliver a proxy statement or form of proxy to holders of at least the percentage of Gerber’s capital stock required to approve the proposal or elect the nominee, or to otherwise solicit proxies or votes.

The amendment also provides that, unless otherwise required by law, if the shareholder or a qualified representative does not appear at the meeting to present a nomination or proposed business, such nomination will be disregarded and such proposed business will not be transacted, notwithstanding that proxies in respect of the vote may have been received by Gerber.

Compensation Agreement

On December 2, 2009, Gerber’s Management Development and Compensation Committee of the Board of Directors approved an agreement between Gerber and Mr. Stephen Lovass, President, Gerber Scientific Products and Senior Vice President, Gerber Scientific, Inc.  Under the terms of the agreement, Mr. Lovass will receive a lump-sum cash payment equal to his current annual base salary (prior to reduction) on May 15, 2011 if he remains an employee of Gerber at such time or, in the circumstances described below, at an earlier date.  The agreement provides that in the event of a significant change in the operating strategy of Gerber Scientific Products, Mr. Lovass will be entitled to specified benefits if Gerber fails to offer him a comparable position with comparable compensation and responsibilities located within a current Gerber facility in Connecticut (so long as Mr. Lovass chooses not to accept, or is not offered, a position with another organization).  The benefits Mr. Lovass would receive in these circumstances include his severance entitlement under Gerber’s existing severance policy for senior officers, accelerated vesting of equity-based awards then held by Mr. Lovass and, if the events occur prior to May 15, 2011, early payment of the lump-sum payment described above.  The agreement also provides that Mr. Lovass will receive these benefits if he is terminated without cause by Gerber prior to May 15, 2011.

ITEM 6.     EXHIBITS

Gerber herewith files the following exhibits:

Exhibit Number	Description

3.2	Amendment to Amended and Restated By-Laws of Gerber Scientific, Inc., filed herewith.

10.1	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Gerber Scientific, Inc.’s Current Report on Form 8-K filed on September 23, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERBER SCIENTIFIC, INC.
December 8, 2009	By:	/s/ John J. Krawczynski
John J. Krawczynski Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

3.2	Amendment to Amended and Restated By-Laws of Gerber Scientific, Inc., filed herewith.

10.1	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Gerber Scientific, Inc.’s Current Report on Form 8-K filed on September 23, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.