Form 10-Q
period 2010-01-31
GERBER SCIENTIFIC INC
filed 2010-03-08
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑
25,157,590 shares of common stock of the registrant were outstanding as of February 28, 2010, exclusive of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended January 31,
In thousands, except per share data	2010	2009
Revenue:
Product sales	$94,794	$88,752
Service sales	15,877	17,439
	110,671	106,191
Cost of Sales:
Cost of products sold	67,618	63,674
Cost of services sold	10,196	10,291
	77,814	73,965

Gross profit	32,857	32,226

Selling, general and administrative expenses	27,276	27,122
Research and development	4,626	4,847
Restructuring and other expenses	1,194	40
Operating (loss) income	(239)	217

Other income (expense), net	(126)	(2,470)
Interest expense	(1,374)	(654)
Loss from continuing operations before income taxes	(1,739)	(2,907)
Income tax benefit	(981)	(1,616)
Loss from continuing operations, net of taxes	(758)	(1,291)
Loss from discontinued operations, net of taxes of $5 and $(25), respectively	(51)	(941)
Net loss	$(809)	$(2,232)

Basic loss per common share:
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	---	(0.04)
Basic loss per common share	$(0.03)	$(0.09)
Diluted loss per common share:
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	---	(0.04)
Diluted loss per common share	$(0.03)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	25,195	24,131
Diluted	25,195	24,131

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended January 31,
In thousands, except per share data	2010	2009
Revenue:
Product sales	$292,104	$341,702
Service sales	49,315	55,207
	341,419	396,909
Cost of Sales:
Cost of products sold	211,048	247,298
Cost of services sold	30,267	35,636
	241,315	282,934

Gross profit	100,104	113,975

Selling, general and administrative expenses	78,987	88,996
Research and development	13,586	16,778
Restructuring and other expenses	1,450	884
Operating income	6,081	7,317

Other income (expense), net	(1,525)	(3,007)
Interest expense	(3,234)	(1,941)
Income from continuing operations before income taxes	1,322	2,369
Income tax benefit	(996)	(3,429)
Income from continuing operations, net of taxes	2,318	5,798
Loss from discontinued operations, net of taxes of ($886) and $5, respectively	(2,154)	(1,255)
Net income	$164	$4,543

Basic earnings (loss) per common share:
Continuing operations	$0.09	$0.24
Discontinued operations	(0.08)	(0.05)
Basic earnings per common share	$0.01	$0.19
Diluted earnings (loss) per common share:
Continuing operations	$0.09	$0.24
Discontinued operations	(0.08)	(0.05)
Diluted earnings per common share	$0.01	$0.19

Weighted Average Common Shares Outstanding:
Basic	24,904	23,953
Diluted	24,936	24,064

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
In thousands	2010	2009
Assets:
Current Assets:
Cash and cash equivalents	$7,921	$10,313
Accounts receivable, net	72,744	87,798
Inventories	66,883	72,108
Deferred tax assets, net	9,702	9,022
Prepaid expenses and other current assets	5,717	4,659
Total Current Assets	162,967	183,900
Property, plant and equipment, net	33,423	37,119
Goodwill	83,027	76,940
Deferred tax assets, net	45,640	43,339
Other assets	21,416	17,919
Total Assets	$346,473	$359,217
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$38,566	$37,494
Accrued compensation and benefits	12,717	15,735
Other accrued liabilities	22,088	24,748
Deferred revenue	12,329	13,084
Total Current Liabilities	85,700	91,061
Long-term debt	45,000	73,500
Accrued pension benefit liability	30,366	29,629
Other long-term liabilities	21,765	16,725

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	257	252
Paid-in capital	81,531	79,198
Retained earnings	97,826	97,662
Treasury stock	(11,035)	(11,531)
Accumulated other comprehensive loss	(4,937)	(17,279)
Total Shareholders' Equity	163,642	148,302
Total Liabilities and Shareholders' Equity	$346,473	$359,217

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
In thousands	2010	2009
Cash flows from operating activities:
Net income	$164	$4,543
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,250	7,547
Deferred income taxes	(2,430)	(5,173)
Stock-based compensation	2,914	2,428
Loss (gain) on sale of assets	2,328	(622)
Other-than-temporary impairment charge	---	2,290
Other noncash items	1,525	977
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	13,785	27,929
Inventories	(233)	(3,166)
Prepaid expenses and other assets	(775)	(114)
Accounts payable and other accrued liabilities	(1,717)	(21,577)
Accrued compensation and benefits	(3,333)	(8,744)
Net cash provided by operating activities	19,478	6,318
Cash flows from investing activities:
Capital expenditures	(3,231)	(6,471)
Proceeds from sale of net assets	13,116	2,590
Proceeds from sale of available for sale investments	149	705
Purchases of available for sale investments	(113)	(432)
Business acquisitions	(3,473)	(34,273)
Investments in intangible assets	(1,149)	(678)
Net cash provided by (used for) investing activities	5,299	(38,559)
Cash flows from financing activities:
Debt repayments	(88,676)	(56,771)
Debt proceeds	61,104	88,500
Debt issuance costs	(494)	---
Common stock activity	(190)	899
Net cash (used for) provided by financing activities	(28,256)	32,628
Effect of exchange rate changes on cash	1,087	(3,339)
Decrease in cash and cash equivalents	(2,392)	(2,952)
Cash and cash equivalents at beginning of period	10,313	13,892
Cash and cash equivalents at end of period	$7,921	$10,940

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of April 30, 2009 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2009.  The results of operations for the quarter and nine months ended January 31, 2010 and cash flows for the nine months ended January 31, 2010 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

The Company has evaluated subsequent events for disclosure that have occurred through the issuance of the accompanying condensed consolidated financial statements.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operations, cash flows and footnote disclosures for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed with the Securities and Exchange Commission on July 7, 2009.  Certain reclassifications have been made to conform to the presentation for the quarter and nine months ended January 31, 2010 that included the reclassification of severance and other costs from Selling, general and administrative expenses to Restructuring and other expenses on the accompanying Condensed Consolidated Statements of Operations.

The results of operations and cash flows for Yunique Solutions, Inc. (“Yunique”) are included from the date of acquisition on November 25, 2009 through January 31, 2010 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.  The accompanying Condensed Consolidated Balance Sheet as of January 31, 2010 includes the acquired assets and liabilities of Yunique.  See Note 3.

The results of operations and cash flows for two companies that were acquired during the fiscal year ended April 30, 2009, Gamma Computer Tech Company, Ltd. (“Gamma”) acquired in September 2008 and Virtek Vision International, Inc. (“Virtek”) acquired in October 2008, are included in the accompanying Condensed Consolidated Statements of Operations for the quarter and nine months ended January 31, 2010 and 2009 and the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2010 and 2009.  For comparative purposes, the Company believes that its consolidated results of operations for the nine months ended January 31, 2009 would not have been materially different had the fiscal 2009 acquisitions occurred on May 1, 2008.

The Company completed the sale of 100 percent of the capital stock of its wholly-owned subsidiary, FOBA Technology + Services GmbH (“FOBA”), on September 1, 2009.  FOBA was acquired as part of the acquisition of Virtek.  The results of FOBA’s operations were previously reported within the Apparel and Flexible Materials segment.  The Company has reported the results of operations and the gain on the sale of FOBA as discontinued operations for the quarter and nine months ended January 31, 2010 and 2009 within the condensed consolidated financial statements.  The April 30, 2009 comparative Condensed Consolidated Balance Sheet and related disclosures do not reflect net assets held for sale as the criteria for assets held for sale were not met as of April 30, 2009.  See Note 14.

The Company completed the sale of substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment, to a group of investors led by the President of ND Graphics on September 30, 2009.  The Company has reported the results of operations and the loss on the sale of ND Graphics as discontinued operations for the quarter and nine months ended January 31, 2010 and 2009 within the condensed consolidated financial statements.  The April 30, 2009 comparative Condensed Consolidated Balance Sheet and related disclosures do not reflect net assets held for sale as the criteria for assets held for sale were not met as of April 30, 2009.  See Note 14.

The Company closed the majority of its Spandex Poland operations during the quarter ended October 31, 2009.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.  The Company has reported the results of operations of Spandex Poland as discontinued operations for the quarter and nine months ended January 31, 2010 and 2009 within the condensed consolidated financial statements.  See Note 14.

Note 2.  Inventories

Inventories were as follows:

	January 31,	April 30,
In thousands	2010	2009
Raw materials and purchased parts	$55,657	$58,779
Work in process	1,836	3,510
Finished goods	9,390	9,819
Total inventories	$66,883	$72,108

Note 3.  Business Acquisition

On November 25, 2009, the Company acquired for cash 100 percent of the stock of Yunique, a software development company for the apparel and flexible materials markets located in New York.  The acquisition of this business is expected to enhance the Apparel and Flexible Materials segment’s product lifecycle management software product offerings.  Under the terms of the stock purchase agreement, the Company paid $2.0 million to the former owners of Yunique and is liable for future contingent payments based upon Yunique’s annual revenue for the three full fiscal years following the acquisition date.  The contingent payments could range from $3.3 million to $4.0 million and were estimated as approximately $3.8 million on an undiscounted basis using probability-based forecasted revenue as of the acquisition date.  The contingent future payments were recorded at estimated fair value and classified as Other long-term liabilities on the accompanying Condensed Consolidated Balance Sheet.  The Company funded the initial payment for this acquisition with borrowings under its credit facility.  The operating results of this business are included in the Company’s condensed consolidated financial statements from the date of the acquisition as part of the Apparel and Flexible Materials segment.

The assets and liabilities of Yunique were recorded at fair value under the purchase method of accounting.  The Company determined the fair value of acquired intangible assets through the use of valuation models.  The acquired amortizable intangible assets included $1.8 million attributable to customer relationships with an estimated useful life of ten years, $0.9 million attributable to developed technology assets with an estimated useful life of five years, and a trade name valued at $0.1 million with an estimated useful life of ten years.  The unallocated purchase price of $3.5 million was recorded as goodwill, none of which is anticipated to be tax deductible. The recorded goodwill is primarily attributable to expected synergies between the Company and Yunique.  The following table summarizes the assets acquired and liabilities assumed:

In thousands	November 25, 2009
Assets acquired:
Accounts receivable	$208
Prepaid and other assets	12
Goodwill	3,531
Other assets	2,797
Total assets acquired	$6,548
Liabilities assumed:
Accounts payable	34
Other accrued liabilities	158
Deferred revenue	149
Other long-term liabilities	1,021
Total liabilities assumed	$1,362
Net assets acquired	$5,186
Consideration:
Cash payment	$2,012
Estimated fair value of contingent consideration	3,174
Total consideration	$5,186

For comparative purposes, the Company believes that its results of operations for the quarter and nine months ended January 31, 2009 would not have been materially different had the acquisition occurred at May 1, 2008 and its results of operations for the quarter and nine months ended January 31, 2010 would not have been materially different had the acquisition occurred at May 1, 2009.

Note 4.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	January 31, 2010		April 30, 2009
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$8,337	$3,607	$7,603	$3,210
Other	8,067	1,080	5,131	739
Total amortized intangible assets	$16,404	$4,687	$12,734	$3,949

Intangible asset amortization expense was $0.4 million and $1.0 million, respectively, for the quarter and nine months ended January 31, 2010.  For the quarter and nine months ended January 31, 2009, intangible asset amortization expense was $0.4 million and $0.8 million, respectively.  It is estimated that such expense will be $1.4 million for the fiscal year ending April 30, 2010, $1.5 million for the fiscal year ending April 30, 2011, $1.4 million for the fiscal year ending April 30, 2012, $1.3 million for the fiscal year ending April 30, 2013 and $1.2 million annually for the fiscal years ending April 30, 2014 and 2015 based on the amortizable intangible assets as of January 31, 2010.

The Company settled $1.5 million in contingent obligation commitments during the nine months ended January 31, 2010 related to past acquisitions with the former owners of Data Technology, Inc. and Gamma.  In connection with the sale of FOBA and ND Graphics, the Company recorded a charge of $2.6 million for the write-off of goodwill as part of the Loss from discontinued operations in the accompanying Condensed Consolidated Statements of Operations.  Balances and changes in the carrying amount of goodwill for the nine months ended January 31, 2010 were as follows:

In thousands	Sign Making and Specialty Graphics	Apparel and Flexible Materials	Ophthalmic Lens Processing	Total
Balance as of April 30, 2009:
Goodwill	$118,690	$34,207	$38,696	$191,593
Accumulated impairment losses	(92,953)	---	(21,700)	(114,653)
Balance as of April 30, 2009	25,737	34,207	16,996	76,940
Business acquisitions	1,086	3,897	---	4,983
Business dispositions	(972)	(1,581)	---	(2,553)
Effects of currency translation	1,615	2,042	--	3,657
Balance as of January 31, 2010	$27,466	$38,565	$16,996	$83,027

Note 5.   Restructuring and Other Expenses

During the quarter and nine months ended January 31, 2010, the Company terminated certain employees that became redundant with the Yunique acquisition.  These terminations resulted in severance costs within the Apparel and Flexible Materials segment of $0.4 million for both the quarter and nine months ended January 31, 2010.  As of January 31, 2010, $0.3 million in severance costs remained unpaid, which is expected to be paid in full by January 31, 2011.  The Company does not anticipate any future additional costs associated with this action.  Fees of $0.5 million associated with the Yunique acquisition for both the quarter and nine months ended January 31, 2010 are also included in Restructuring and other expenses in the accompanying Condensed Consolidated Statements of Operations.

For the quarter and nine months ended January 31, 2010, the Company eliminated certain finance positions as a result of business process improvement initiatives and the outsourcing of certain functions.  These actions resulted in severance costs of $0.3 million and $0.5 million for the quarter and nine months ended January 31, 2010, respectively, recorded within the

Corporate segment and not allocated to any reportable operating segment.  As of January 31, 2010, $0.3 million in severance costs remained unpaid, which is expected to be paid in full by October 31, 2010.

During the quarter and nine months ended January 31, 2009, the Company eliminated several positions and reduced its global workforce as a result of general economic conditions and incurred severance costs of $0.9 million and $1.7 million for the quarter and nine months ended January 31, 2009, respectively, that were historically reported within Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.  The Sign Making and Specialty Graphics segment incurred $0.5 million and $0.7 million of severance for the quarter and nine months ended January 31, 2009, respectively.  The Apparel and Flexible Materials segment incurred $0.3 million and $0.9 million for the quarter and nine months ended January 31, 2009, respectively.  The Ophthalmic Lens Processing segment incurred $0.1 million for both the quarter and nine months ended January 31, 2009.  Severance costs were paid in full as of January 31, 2010.  Severance costs historically recorded as either Cost of products sold or Cost of services sold were not reclassified to Restructuring and other expenses on the accompanying Condensed Consolidated Statements of Operations.  The Company continues to evaluate its workforce based on expected future business size.

During the quarter and nine months ended January 31, 2009, management completed facility rationalization plans for its Connecticut locations and determined that it would reoccupy a previously vacated leased facility.  This determination resulted in the reversal of a previously established leased facility restructuring reserve and resulted in a $0.9 million benefit.  This benefit was reflected in the Sign Making and Specialty Graphics segment as the initial charge was recorded to this segment's performance in the fiscal year ended April 30, 2004.

Note 6.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Flexible Materials and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.  The results of Yunique, Gamma and Virtek are included within the Apparel and Flexible Materials segment from the respective dates of acquisition.  See Note 1.

The following table presents revenue and operating (loss) income by reportable segment:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Sign Making and Specialty Graphics:
Gerber Scientific Products	$9,341	$11,938	$33,603	$45,457
Spandex	50,267	45,430	159,094	177,122
Sign Making and Specialty Graphics	59,608	57,368	192,697	222,579
Apparel and Flexible Materials	40,095	36,437	112,249	130,768
Ophthalmic Lens Processing	10,968	12,386	36,473	43,562
Consolidated revenue	$110,671	$106,191	$341,419	$396,909

Sign Making and Specialty Graphics:
Gerber Scientific Products	$(2,488)	$334	$(4,950)	$(881)
Spandex	2,730	704	9,255	6,832
Sign Making and Specialty Graphics	242	1,038	4,305	5,951
Apparel and Flexible Materials	4,140	2,778	11,597	11,373
Ophthalmic Lens Processing	(318)	737	2,002	2,625
Segment operating income	4,064	4,553	17,904	19,949
Corporate operating expenses	(4,303)	(4,336)	(11,823)	(12,632)
Consolidated operating (loss) income	$(239)	$217	$6,081	$7,317

Note 7.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Net (loss) income	$(809)	$(2,232)	$164	$4,543

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,765)	(3,677)	11,346	(31,266)
Defined benefit pension plans activity, net of tax	96	205	288	614
Unrealized investment gain income, net of tax	79	1,283	450	474
Net gain (loss) on derivative instruments, net of tax	142	(561)	258	(688)
Total comprehensive (loss) income	$(4,257)	$(4,982)	$12,506	$(26,323)

Note 8.   Earnings Per Share

Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation, where such effect is dilutive.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the treatment of unvested share-based payment awards with rights to receive non-forfeitable dividends that need to be considered participating securities and must be included in the computation of basic earnings per common share.  This application must be applied retrospectively at the date of adoption.  The Company adopted this guidance, which is now a part of Accounting Standards Codification (“ASC”) 260, Earnings per Share, on May 1, 2009, as unvested restricted stock grants include non-forfeitable dividend rights. Approximately 1,402,013 shares and 503,359 shares of unvested restricted stock were outstanding as of January 31, 2010 and January 31, 2009, respectively.  Reported basic and diluted earnings per common share after adoption of the new guidance for both the quarter and nine months ended January 31, 2009 were not impacted as a result of including these shares.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Fiscal Quarters Ended January 31,
	2010			2009
In thousands, except per share amounts	Net Loss	Average Shares	Per Share	Net Loss	Average Shares	Per Share
Basic loss per common share:
Continuing operations	$(758)	25,195	$(0.03)	$(1,291)	24,131	$(0.05)
Discontinued operations	$(51)	25,195	---	(941)	24,131	(0.04)
Basic loss per common share	$(809)	25,195	$(0.03)	$(2,232)	24,131	$(0.09)

Diluted loss per common share:
Continuing operations	$(758)	25,195	$(0.03)	$(1,291)	24,131	$(0.05)
Effect of dilutive options and awards	---	---	---	---	---	---
Continuing operations	$(758)	25,195	$(0.03)	$(1,291)	24,131	$(0.05)
Discontinued operations	$(51)	25,195	---	(941)	24,131	(0.04)
Diluted loss per common share	$(809)	25,195	$(0.03)	$(2,232)	24,131	$(0.09)

	For the Nine Months Ended January 31,
	2010			2009
In thousands, except per share amounts	Net Income	Average Shares	Per Share	Net Income	Average Shares	Per Share
Basic earnings (loss) per common share:
Continuing operations	$2,318	24,904	$0.09	$5,798	23,953	$0.24
Discontinued operations	$(2,154)	24,904	$(0.08)	(1,255)	23,953	(0.05)
Basic earnings per common share	$164	24,904	$0.01	$4,543	23,953	$0.19

Diluted earnings (loss) per common share:
Continuing operations	$2,318	24,904	$0.09	$5,798	23,953	$0.24
Effect of dilutive options and awards	---	32	---	---	111	---
Continuing operations	$2,318	24,936	$0.09	$5,798	24,064	$0.24
Discontinued operations	$(2,154)	24,936	$(0.08)	(1,255)	24,064	(0.05)
Diluted earnings per common share	$164	24,936	$0.01	$4,543	24,064	$0.19

Note 9.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to guarantees outstanding during the quarter or nine months ended January 31, 2010.

Changes in the carrying amounts of product warranty liabilities were as follows:

	For the Nine Months Ended January 31,
In thousands	2010	2009
Beginning balance	$2,815	$2,327
Warranties issued in the current period	4,342	3,738
Reductions for costs incurred	(4,128)	(3,984)
Impact of business acquisitions	---	668
Impact of business dispositions	(574)	---
Ending balance	$2,455	$2,749

Note 10.  Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010		2009	2010		2009
Service cost	$	---	$597	$	---	$1,791
Interest cost		1,698	1,770		5,096	5,310
Expected return on plan assets		(1,316)	(1,709)		(3,948)	(5,129)
Amortization of:
Prior service cost		---	73		---	219
Actuarial loss		153	253		459	759
Net periodic benefit cost		$535	$984		$1,607	$2,950

Cash contributions of $0.1 million and $0.4 million were made to the Company’s nonqualified defined benefit pension plan for the fiscal quarter and nine months ended January 31, 2010, respectively.  The Company expects to contribute $0.6 million to its nonqualified pension plan in the fiscal year ending April 30, 2010 to fund benefit payments.  No contributions are anticipated for the Company’s qualified defined benefit pension plan in the fiscal year ending April 30, 2010.

Note 11.  Derivative Instruments

The Company has used derivative instruments, including interest rate swaps, during the quarter and nine months ended January 31, 2010 and 2009.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

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

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted interest payments may be accounted for as cash flow hedges, as deemed appropriate.  Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.  As of January 31, 2010 and April 30, 2009, there were no outstanding foreign currency forward contracts.

Interest Rate Swaps – The Company is subject to market risk exposure from changes to interest rates due to the variable nature of the credit facility market interest rates.  The Company manages these exposures by periodically assessing the market environments and swapping variable interest payments for fixed interest payments at an acceptable level for a portion of its debt.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the interest rate swap is classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated other comprehensive loss in Shareholders' Equity in the Condensed Consolidated Balance Sheets.  These changes in fair value will subsequently be reclassified in current earnings as a component of Interest expense when the interest payments are incurred.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period that it occurs.  Cash flows associated with the interest rate swaps are recorded within Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company maintained two interest rate swap arrangements effective during the quarter and nine months ended January 31, 2010, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million, respectively, of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matures in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.

The following table summarizes the fair value of these derivative instruments as of January 31, 2010 and April 30, 2009:

In thousands	Balance Sheet Location	January 31, 2010	April 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap arrangements	Other accrued liabilities	$770	$1,181

During the quarter and nine months ended January 31, 2010, there was no material impact to the fair value of the Company’s derivative liabilities due to the Company’s or its counterparties’ credit risk.

The following table summarizes the pre-tax impact on Accumulated other comprehensive loss in Shareholders' Equity in the Condensed Consolidated Balance Sheets from interest rate swap arrangements that qualified as cash flow hedges for the quarter and nine months ended January 31, 2010:

In thousands	For the Fiscal Quarter Ended January 31, 2010	For the Nine Months Ended January 31, 2010
Loss recognized in Accumulated Other Comprehensive Loss before tax effect	$71	$404
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$297	$815

Assuming current market conditions continue, an $0.8 million loss is expected to be reclassified as Interest expense from Accumulated other comprehensive loss in the Condensed Consolidated Statements of Operations to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months.

Note 12.  Fair Value Measurements

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

ASC 820 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of January 31, 2010:

In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,708	$3,708	$	---	$	---
Interest rate swap agreements	(770)	---		(770)		---
Estimated fair value of contingent consideration	(3,174)	---		---		(3,174)
Total	$(236)	$3,708		$(770)		$(3,174)

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

In connection with the acquisition of Yunique (see Note 3), a liability was recognized for the Company’s estimate of the fair value of the contingent consideration on the acquisition date based on probability-based forecasted revenue.  Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in the statement of operations.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.  A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.

The above fair values were computed based on quoted market prices or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying amounts due to their short-term nature.  All of the Company's outstanding debt accrued interest at variable interest rates.  As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.

Note 13.  Income Taxes

For the quarter ended January 31, 2010, the Company recognized tax benefits from the utilization of certain foreign net operating losses which had previously been reserved and from international rate differences.  For the quarter ended October 31, 2009, the Company recognized tax benefits from a favorable settlement of a foreign tax audit, as well as from international tax rate differences.

For the quarter ended January 31, 2009, the Company recognized tax benefits from adjustments to tax contingency reserves as well as from international tax rate differences.  During the quarter ended October 31, 2008, the Company finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  Based on the projected future income of the merged entity, a valuation reserve against French loss carryforwards of approximately $3.4 million was reversed.

Note 14.  Discontinued Operations and Asset Sales

On September 1, 2009, the Company sold 100 percent of the capital stock of FOBA for a net sales price of approximately $8.8 million, net of transaction fees.  FOBA was acquired in October 2008 as part of the acquisition of Virtek.  Sales proceeds of approximately $0.9 million will remain in escrow for a two-year period for possible application to specified contingencies.  A gain on sale of $1.7 million was included on the Condensed Consolidated Statement of Operations within Loss from discontinued operations for the nine months ended January 31, 2010.

On September 30, 2009, the Company sold substantially all of the assets and liabilities of ND Graphics for a net sales price of approximately $5.3 million, net of transaction fees.  A loss on sale of $3.1 million was included on the Condensed Consolidated Statement of Operations within Loss from discontinued operations for the nine months ended January 31, 2010.  ND Graphics will continue to serve as the Company’s Canadian distributor for its Sign Making and Specialty Graphics segment. The Company expects some continuing cash flows, primarily from sales of equipment and aftermarket supplies to ND Graphics, although these cash flows are not expected to be significant enough to preclude discontinued operations accounting.

The operations of ND Graphics and FOBA were not considered a core strategic focus for the Company.  See Note 1.  Net proceeds from the transactions were used to reduce the Company’s outstanding debt.

The Company allocated a portion of its interest expense to discontinued operations, as the proceeds from the sales were required to reduce the Company’s outstanding obligations under its credit facility.  The Company allocated approximately $0.3 million of interest expense to discontinued operations for the nine months ended January 31, 2010.  The Company allocated approximately $0.2 million and $0.4 million of interest expense to discontinued operations for the quarter and nine months ended January 31, 2009, respectively.

The following table provides revenue and pretax (loss) income from the FOBA discontinued operations:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010		2009	2010	2009
Revenue from discontinued operations	$	---	$6,572	$5,973	$7,122
Pretax (loss) income from discontinued operations		$(181)	$(318)	$618	$(131)

The following table provides a summary of the assets and liabilities of FOBA as of September 1, 2009 that were sold:

In thousands	September 1, 2009
Assets:
Accounts receivable, net	$3,069
Inventories	3,848
Prepaid and other assets	66
Total current assets	6,983
Property, plant and equipment, net	1,336
Total assets	$8,319
Liabilities:
Accounts payable	$1,142
Accrued compensation and benefits	488
Other accrued liabilities	1,577
Other liabilities	229
Total liabilities	$3,436
Net assets	$4,883

The following table provides revenue and pretax income (loss) from the ND Graphics discontinued operations:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010		2009	2010	2009
Revenue from discontinued operations	$	---	$6,574	$13,901	$25,272
Pretax income (loss) from discontinued operations		$21	$(73)	$(3,392)	$33

The following table provides a summary of the assets and liabilities of ND Graphics as of September 30, 2009 that were sold:

In thousands	September 30, 2009
Assets:
Accounts receivable, net	$4,413
Inventories	4,579
Prepaid and other assets	174
Total current assets	9,166
Property, plant and equipment, net	720
Other long-term assets	60
Total assets	$9,946
Liabilities:
Accounts payable	$1,332
Accrued compensation and benefits	130
Other accrued liabilities	146
Total liabilities	$1,608
Net assets	$8,338

The Company closed the majority of its Spandex Poland operations during the quarter ended October 31, 2009.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.  The Company has reported the results of operations of Spandex Poland as discontinued operations for the quarter and nine months ended January 31, 2010 and 2009, respectively, within the condensed consolidated financial statements.  The Company expects some continuing cash flow from the Spandex Poland operation, primarily related to service contracts on prior equipment sales. These cash flows are not expected to be significant enough to preclude discontinued operations accounting.

The following table provides revenue and pretax income (loss) from the Spandex Poland discontinued operations:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January31,
In thousands	2010		2009	2010	2009
Revenue from discontinued operations	$	---	$760	$1,234	$3,410
Pretax income (loss) from discontinued operations		$114	$(575)	$(266)	$(1,152)

In August 2008, the Company sold the Ophthalmic Lens Processing segment’s Australian facility for a sales price of $1.0 million.  The Company realized a gain of $0.6 million related to this transaction, which was reflected as a benefit within Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations for the nine months ended January 31, 2009.

Note 15. Recently Issued Accounting Pronouncements

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

In December 2008, the FASB issued guidance, included within FASB ASC 715, Compensation-Retirement Benefits, on an employer’s disclosures about plan assets of a defined benefit pension on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance will be effective for the fourth quarter of the fiscal year ending April 30, 2010.  Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes.  The Company will comply with the disclosure requirements of this guidance for its fiscal year ending April 30, 2010.

Note 16.  Debt Amendment

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

The ratio of Total Funded Debt to Consolidated EBITDA financial covenant was modified as follows:

Twelve Month Period Ended	Previous Covenant	Amended Covenant
January 31, 2010	Maximum 3.25:1	Maximum 3.00:1
April 30, 2010	Maximum 3.25:1	Maximum 3.00:1
July 31, 2010 and thereafter	Maximum 3.00:1	Maximum 3.00:1

The ratio of Consolidated EBIT to Consolidated Interest Expense financial covenant was modified as follows:

Twelve Month Period Ended	Previous Covenant	Amended Covenant
January 31, 2010	Minimum 2.25:1	Minimum 1.50:1
April 30, 2010	Minimum 2.75:1	Minimum 2.25:1
July 31, 2010	Minimum 3.00:1	Minimum 2.50:1
October 31, 2010 and thereafter	Minimum 3.00:1	Minimum 3.00:1

The amendment also modified the Asset Coverage Covenant to phase out the $20.0 million allowance for consolidated net fixed assets over periods ending October 31, 2010 and thereafter.  Additionally, the measurement of compliance with this covenant will change from being tested monthly to being tested quarterly after October 31, 2010.

The amendment modified the definitions of EBIT and EBITDA, for purposes of the foregoing financial covenants, providing the Company with enhanced operating flexibility under the credit agreement.  These modifications allow the add-back of certain non-recurring charges and pro-forma historical adjustments to the calculations of EBIT and EBITDA.

The Company incurred fees and related costs in connection with this amendment of $0.5 million, which will be amortized over the remaining term of the agreement.  As a result of this amendment, the Company also incurred $0.3 million of interest expense associated with the write-off of a portion of previously capitalized deferred financing fees.

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

OVERVIEW

Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related aftermarket supplies, for sign making and specialty graphics, apparel and flexible materials and the ophthalmic lens processing industries through its global operations.

In the third quarter of fiscal 2010, the economic challenges from the first half of the year continued in many of Gerber’s end-markets.  Revenue increased $4.5 million, or 4.2 percent, for the third quarter of fiscal 2010 as compared with the prior year third quarter.  The Apparel and Flexible Materials and Sign Making and Specialty Graphics segments reported higher revenue for the third quarter of fiscal 2010 as compared with the prior year, though this improvement was primarily attributable to favorable foreign currency translation as compared with the prior year.  The Apparel and Flexible Materials segment revenue improvement also reflected growth in Asia, particularly within apparel markets.  The Ophthalmic Lens Processing segment reported lower revenue as compared with the prior year as consumer demand for eyeglasses remained depressed and continued industry consolidation of large eyeglass manufacturing customers  negatively impacted sales.  While Gerber management is encouraged by the improved market conditions within the Apparel and Flexible Materials segment during the third quarter of fiscal 2010, the overall global economic uncertainties continued to persist and negatively impacted operating performance for the quarter and nine months ended January 31, 2010.

Gerber reported essentially break-even operating performance in the third quarters of both fiscal 2010 and fiscal 2009.  Restructuring and other expenses adversely impacted fiscal 2010 results by $1.2 million.  These costs included severance expenses as a result of initial business process improvement initiatives within Gerber’s finance organization and also severance expenses associated with the discontinuation of internal research and development efforts as a result of the acquisition of Yunique Solutions, Inc, or “Yunique,” and related acquisition fees.  Yunique is a software development company serving apparel and flexible materials industries with annual unaudited historical revenue of approximately $1.5 million.  This acquisition is expected to enhance Gerber’s existing product lifecycle management and product data management software offerings.  Management continually reviews its operating segments and selected markets in terms of their potential long-term returns and may consider other potential business acquisitions or divestitures, some of which could be material.

During the first nine months of fiscal 2010, Gerber focused its efforts on cash generation and working capital management to reduce its overall debt.  Lower working capital levels, coupled with asset sales proceeds from the fiscal 2010 second quarter dispositions, generated sufficient funds to reduce debt by $28.5 million from April 30, 2009.  Gerber was in compliance with its debt covenants as of January 31, 2010.

Although global economic uncertainty continues, Gerber believes that the strength of its product portfolio, diversified business model and streamlined organizational structure should allow Gerber to resume growth quickly when its markets begin to recover.  The majority of cost savings that were realized during both the second half of fiscal 2009 and the first nine months of fiscal 2010 are expected to be sustainable when sales volumes improve.  Such cost savings measures included a global workforce reduction of approximately 15 percent and lower pension plan expenses as a result of Gerber’s freeze of the United States defined benefit pension plan benefits as of April 30, 2009.  Temporary cost savings measures benefited the third quarter of fiscal 2010 and included a 10 percent salary reduction in the United States and a freeze of employer matching contributions to the United States 401(k) retirement plan.  These temporary costs savings measures are not expected to continue throughout fiscal 2011.  Gerber is actively reviewing other structural cost reduction initiatives that would permanently reduce costs.  Such initiatives may result in charges for severance and other restructuring costs that, if consummated, would negatively impact results.  Gerber expects severance and other charges of approximately $1.5 million to $2.5 million for its fourth quarter of fiscal 2010 as a result of ongoing efforts to reduce Gerber’s cost structure.  The extent and timing of these expected charges may vary from initial estimates are plans are finalized.  For the remainder of fiscal 2010, Gerber will continue to manage its business with a heightened focus on cash generation and improved operating performance.

RESULTS OF OPERATIONS

Historical operating results for FOBA, ND Graphics and Spandex Poland, the net loss on the sale of ND Graphics of $3.1 million and net gain on the sale of FOBA of $1.7 million were presented as discontinued operations within the condensed consolidated statements of operations for the quarter and nine months ended January 31, 2010 and 2009.

Revenue

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Equipment and software	$30,523	$30,501	0.1%	$86,252	$115,484	(25.3%)
Aftermarket supplies	64,271	58,251	10.3%	205,852	226,218	(9.0%)
Service	15,877	17,439	(9.0%)	49,315	55,207	(10.7%)
Total revenue	$110,671	$106,191	4.2%	$341,419	$396,909	(14.0%)

Gerber generates a substantial portion of its revenue from sales to non-U.S. markets.  Gerber therefore analyzes its results of operations on a constant currency basis, excluding the impact of foreign currency translation.  The impact of foreign currency translation on the operating performance quantified within this Management's Discussion and Analysis of Financial Condition and Results of Operations was estimated by comparing translated amounts at the current period average foreign exchange rates with historical period average foreign exchange rates.

The increase in revenue of $4.5 million for the quarter ended January 31, 2010 reflected the impact of favorable foreign currency translation of approximately $8.5 million as compared with the quarter ended January 31, 2009.  This impact resulted primarily from the weakening of the United States dollar against several other currencies in which Gerber transacts business as compared with the respective prior year period.  The decrease in revenue of $55.5 million for the nine months ended January 31, 2010 included the negative impact of foreign currency translation of approximately $0.7 million as compared with the nine months ended January 31, 2009, primarily as a result of the strengthening of the United States dollar against several other currencies in which Gerber transacts business.

For the quarter ended January 31, 2010, improved sales volume within the Apparel and Flexible Materials segment, driven by improved volume from its Asian apparel markets, and favorable foreign currency translation contributed to the overall revenue growth as compared with the prior year respective period.  Lower sales volume from the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments, primarily within the United States, offset the increase.  For the nine months ended January 31, 2010, decreased volume across all business segments resulted in lower revenue as compared with the prior year respective period.

For the quarter and nine months ended January 31, 2010, lower sales volumes negatively impacted revenue by approximately $4.1 million and $62.1 million, respectively.  For the nine months ended January 31, 2010, pricing benefits of approximately $1.0 million favorably impacted revenue as compared with the prior year period.  Gerber believes the lower sales volumes are reflective of weak global economic conditions that continued to hamper demand and restricted availability of credit, making it difficult for certain customers to obtain financing for potential equipment purchases.  Given the macroeconomic impacts on the global capital equipments market, Gerber believes that the lower revenue reflected customer hesitation in making capital equipment purchases and did not result in a loss of market share.    Aftermarket supplies revenue primarily benefited from foreign currency translation and overall demand improved slightly.  The service revenue decline was primarily attributable to weak global economic conditions.  Aftermarket supplies and service revenue provide a steady annuity of repeat business after the initial equipment sale.  Incremental revenue from mid-fiscal 2009 acquisitions of Virtek Vision International, Inc., or “Virtek,” and Gamma Computer Tech Company, Ltd., or “Gamma,” benefited revenue for the nine months ended January 31, 2010 by approximately $6.4 million.

As a capital equipment provider, Gerber analyzes key new product revenue as a measure of development efforts.  Key new product revenue was $3.9 million for the quarter ended January 31, 2010 and $12.7 million for the nine months ended January 31, 2010 and included sales of the Sign Making and Specialty Graphics segment’s Solara™ ion UV inkjet printers and related aftermarket supplies, and the Z7 GERBERcutter equipment marketed by the Apparel and Flexible Materials segment.  Key new product revenue declined $1.6 million, or 29.4 percent, from the third quarter of fiscal 2009, and $15.1 million, or 54.2 percent, from the nine months ended January 31, 2009.  Weak global economic conditions typically impact product launches and Gerber believes its key new product revenue for the third quarter and first nine months of fiscal 2010 was depressed as a result of the weak global economy and adverse credit market conditions that reduced credit availability for potential customers.  During the third quarter of fiscal 2010, the Ophthalmic Lens Processing segment announced the planned launch of its new, eco-friendly E2G Blocking System for the wholesale market.  The system consists of the E2G blocker, new surface blocks, a deblocker, and a proprietary environmentally safe medium called Onyx-Bond™.  Onyx-Bond is the first environmentally-safe blocking material available for digital (free-form) lens processing.

Orders for the quarter ended January 31, 2010 improved from the prior year same period primarily as a result of improvement in Rest of World markets and Europe, although the increase in orders from Europe reflected favorable foreign currency translation.  For the nine months ended January 31, 2010, orders decreased in North America and Europe primarily as a result of adverse economic conditions and improved for the Rest of World region.  In the Rest of World region, Asia continues to be the world’s largest apparel-producing area and the Apparel and Flexible Materials segment’s fastest growing market.  Although Asian markets such as China have been negatively affected by economic factors and the impact of the global recession, Gerber’s revenue from China increased to $6.3 million for the quarter ended January 31, 2010 from $4.5 million for the quarter ended January 31, 2009 and increased to $17.9 million for the nine months ended January 31, 2010 from $15.6 million for the same prior year period.  Management believes that these increases may signal that this area is beginning to recover and Gerber continues to believe these markets offer significant growth opportunities.

The following table provides the backlog as of January 31, 2010 and April 30, 2009.  The overall increase in backlog was attributable to the Apparel and Flexible Materials segment, indicating some improvements in market conditions for that segment.  The decline in backlog for the Sign Making and Specialty Graphics and Ophthalmic Lens Processing segments reflected lower equipment demand.

In thousands	January 31, 2010	April 30, 2009
Backlog:
Sign Making and Specialty Graphics	$825	$1,636
Apparel and Flexible Materials	24,526	21,800
Ophthalmic Lens Processing	662	1,200
	$26,013	$24,636

Gross Profit / Margin

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Gross profit	$32,857	$32,226	2.0%	$100,104	$113,975	(12.2%)
Gross profit margin	29.7%	30.3%		29.3%	28.7%

Gross profit was $0.6 million higher for the quarter ended January 31, 2010 as compared with the respective prior year period.  The increase in the third quarter of fiscal 2010 reflected favorable foreign currency translation of approximately $2.9 million and the effect of severance expenses of $0.4 million in the prior year comparable period and was primarily offset by the impact of lower revenue volumes.  To address the lower revenue volumes, Gerber implemented several cost savings measures in fiscal 2009 that continued to benefit gross profit.  Despite favorable foreign currency translation and cost savings, continued depressed revenue volumes in the third quarter of fiscal 2010 resulted in unfavorable absorption of fixed manufacturing costs.  Unfavorable absorption of fixed manufacturing costs on the lower revenue base and a business mix favoring lower margin products contributed to the 0.6 percentage point decrease in gross profit margin for the quarter ended January 31, 2010.

For the nine months ended January 31, 2010, gross profit was $13.9 million lower as a result of lower revenue volume and the resulting unfavorable absorption of fixed manufacturing costs, and was partially offset by cost savings measures.  For the nine months ended January 31, 2009, severance expenses of $0.7 million reduced gross profit.  Cost savings measures included a reduced workforce and temporary salary reductions that were in effect for nine months of fiscal 2010.  For the first nine months of fiscal 2009, the workforce reductions were initiated in August 2008 and temporary salary reductions had not yet been implemented.  Gerber’s gross profit margin improved 0.6 percentage points for the nine months ended January 31, 2010 as compared with the respective prior year period.  This increase reflected the positive benefits from overall cost savings associated with the prior year workforce reductions, the contribution from the recently acquired Virtek business for a nine month period as compared with only four months of contribution in the fiscal 2009 comparable period, and increased licensing revenue.  Gerber anticipates that revenue volumes will improve for the fourth quarter of fiscal 2010.  If revenue volumes continue to be depressed, however, unfavorable absorption of fixed manufacturing costs could continue to result in lower gross profit.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Selling, general and administrative expenses	$27,276	$27,122	0.6%	$78,987	$88,996	(11.2%)
Percentage of revenue	24.6%	25.5%		23.1%	22.4%

Selling, general and administrative, or "SG&A," expenses increased $0.2 million for the quarter ended January 31, 2010 as compared with the quarter ended January 31, 2009.  Unfavorable foreign currency translation of approximately $1.7 million was primarily offset by cost savings measures that included a ten percent United States workforce salary reduction, lower pension expense of $0.4 million and lower self-insurance costs of $0.4 million.

SG&A expenses declined $10.0 million for the nine months ended January 31, 2010 as compared with the nine months ended January 31, 2009.  The effect of cost savings initiatives that included workforce reductions, initiated in August 2008 and December 2008, and a ten percent United States workforce salary reduction, initiated in February 2009, drove the decline in costs.  Also attributing to the decline, pension costs were lower by $1.3 million, self-insurance costs were lower by $0.4 million and the impact of foreign currency translation lowered expenses by approximately $0.3 million for the nine months ended January 31, 2010 as compared with the nine months ended January 31, 2009.  Partially offsetting this improvement, SG&A for the nine months ended January 31, 2009 benefited from a $0.6 million gain on the sale of property within the Ophthalmic Lens Processing segment.

Lower pension expenses should benefit financial results for the remainder of fiscal 2010, as the lower costs were driven by plan design changes effected on April 30, 2009 that froze future benefits under Gerber’s United States defined benefit pension plans.

Research and Development

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Research and development	$4,626	$4,847	(4.6%)	$13,586	$16,778	(19.0%)
Percentage of revenue	4.2%	4.6%		4.0%	4.2%

Research and development, or “R&D,” expenses decreased for both the third quarter and first nine months of fiscal 2010 as compared with the same respective periods of the prior year.  For the nine months ended January 31, 2010, the reduction was primarily a result of cost savings initiatives implemented in fiscal 2009 that included workforce reductions and a focus on limiting R&D expenses primarily to sustaining projects until the economy begins to recover.  Lower incremental development costs related to the Solara ion, which was launched in fiscal 2009, also contributed to the decrease on a year-to-date basis as compared with the prior year.

Restructuring and Other Expenses

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Restructuring and other expenses	$1,194	$40	$1,450	$884

Restructuring and other expenses consist of severance costs, acquisition costs and facility restructuring charges.

During the quarter and nine months ended January 31, 2010, Gerber terminated certain employees that became redundant with the Yunique acquisition.  These terminations resulted in severance costs within the Apparel and Flexible Materials segment of $0.4 million for both the quarter and nine months ended January 31, 2010.  Gerber does not anticipate any future additional restructuring costs associated with this action.  Fees of $0.5 million associated with the Yunique acquisition for both the quarter and nine months ended January 31, 2010 are also included in Restructuring and other expenses.

For the quarter and nine months ended January 31, 2010, Gerber eliminated certain finance positions as a result of business process improvement initiatives with actions that included the outsourcing of certain functions.  These actions resulted in severance costs of $0.3 million and $0.5 million for the quarter and nine months ended January 31, 2010, respectively, recorded within the Corporate segment and not allocated to any reportable operating segment.

During the quarter and nine months ended January 31, 2009, Gerber eliminated several positions and reduced its global workforce as a result of general economic conditions and, as a result, incurred severance costs of $0.9 million and $1.7 million for the quarter and nine months ended January 31, 2009, respectively.  The Sign Making and Specialty Graphics segment incurred $0.5 million and $0.7 million of severance for the quarter and nine months ended January 31, 2009, respectively.  The Apparel and Flexible Materials segment incurred $0.3 million and $0.9 million for the quarter and nine months ended January 31, 2009, respectively.  The Ophthalmic Lens Processing segment incurred $0.1 million for both the quarter and nine months ended January 31, 2009.  Severance costs were paid in full as of January 31, 2010.  Gerber continues to evaluate its workforce based on expected future business size.

During the quarter and nine months ended January 31, 2009, management completed facility rationalization plans for its Connecticut locations and determined that it would reoccupy a previously vacated leased facility.  This determination resulted in the reversal of a previously established leased facility restructuring reserve and resulted in a $0.9 million benefit.  This benefit was reflected in the Sign Making and Specialty Graphics segment, as the initial charge was recorded to this segment's performance in fiscal 2004.

Other Income (Expense), net

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Other income (expense), net	$(126)	$(2,470)	$(1,525)	$(3,007)

Other income (expense), net primarily includes interest income, bank fees and foreign currency transaction gains and losses.  During the fiscal quarter and nine months ended January 31, 2009, Gerber realized a $2.3 million non-cash charge related to an other-than-temporary impairment of an available for sale investment.  During the nine months ended January 31, 2010, foreign currency transaction losses were $0.3 million as compared with a gain of $0.2 million for the nine months ended January 31, 2010.  Bank fees increased $0.3 million as compared with the prior year period.

Interest Expense

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Interest expense	$1,374	$654	110.1%	$3,234	$1,941	66.6%
Weighted-average credit facility interest rate	8.1%	4.6%		7.3%	5.1%

Interest expense increased $0.7 million and $1.3 million for the quarter and nine months ended January 31, 2010, respectively, as compared with the same prior year periods.  Included in these higher costs were $0.4 million of expense for the write-off of deferred financing fees associated with both Gerber’s amendment to its credit facility in November 2009 and the early repayment of $6.0 million principal amount of outstanding Variable Rate Demand Industrial Development Bonds.  Interest rates per the credit facility were not changed as a result of the November 2009 amendment.

The remaining increase in interest expense was primarily attributable to higher weighted-average interest rates based upon a credit facility amendment effected during March 2009 as well as higher amortization expense of deferred financing costs associated with the March 2009 and November 2009 amendments.  Partially offsetting the higher interest rates, average borrowings have decreased for the first nine months of fiscal 2010 as Gerber reduced its outstanding debt by $28.5 million from April 30, 2009 with proceeds from the asset dispositions described elsewhere in this report and working capital improvements.

Gerber allocated interest expense to discontinued operations, as proceeds from the sales of FOBA and ND Graphics were required to reduce the outstanding credit facility obligation.  Gerber allocated $0.3 million of interest expense to discontinued operations for the nine months ended January 31, 2010, $0.2 million for the quarter ended January 31, 2009, and $0.4 million for the nine months ended January 31, 2009.

Income Tax Benefit

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
Effective tax rate	(56.4%)	(55.6%)	(75.3%)	(144.7%)

For the quarter ended January 31, 2010, Gerber’s effective tax rate differed from the expected statutory rate of 35 percent primarily due to benefits recorded from the utilization of certain foreign net operating losses which had previously been reserved, as well as from international rate differences and changes in earnings mix.  The same factors contributed to the differential from the statutory rate for the nine months ended January 31, 2010.  In addition, the rate for the nine-month period also benefited from the favorable settlement of a foreign tax audit.

During the third quarter of fiscal 2009, Gerber’s effective tax rate differed from the statutory rate primarily as a result of adjustments to tax contingency reserves.  During the second quarter of fiscal 2009, Gerber finalized the merger of its two French subsidiaries in order to avoid redundant administrative costs and solidify the capital structure of the entities.  As a result, it is more likely than not that the tax benefits from French loss carryforwards will be realized and Gerber reversed approximately $3.4 million of a valuation reserve against these loss carryforwards.  Gerber’s effective tax rate would have been 0.6 percent for the nine months ended January 31, 2009, excluding the non-recurring tax benefit from the merger of the French subsidiaries.  The primary reasons for the 0.6 percent effective tax rate being below the statutory rate were adjustments to contingency reserves and the effects of international rate differences.

As of January 31, 2010, Gerber has net deferred tax assets of approximately $41.5 million, of which approximately $33.5 million relates to the United States.  In each tax jurisdiction, deferred tax assets are assessed for realizability based on all evidence available, including historical earnings, projected earnings and tax planning strategies.  Given recent losses within the United States, Gerber is closely monitoring the realizability of the U.S. deferred tax assets.  As of January 31, 2010, Gerber expects that the recorded net deferred tax assets are fully recoverable.  If future reassessment of the realizabilty results in management determining that it is more likely than not that these assets would not be realized, a valuation reserve would be recorded.

Discontinued Operations

On September 1, 2009, Gerber sold FOBA to ALLTEC Angewandte Laserlicht Technologie GmbH, the laser business unit of Videojet Technologies Inc, for a net sales price of approximately $8.8 million.  FOBA, acquired in October 2008 as part of the acquisition of Virtek, was sold as it was not considered a core strategic focus for Gerber.

Gerber sold substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment, to a group of investors led by the President of ND Graphics on September 30, 2009 for a net sales price of approximately $5.3 million.

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

SEGMENT REVIEW

Gerber is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and flexible materials and ophthalmic lens processing industries.  Gerber conducts business through three principal operating segments.  These operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Flexible Materials	Gerber Technology
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended January 31,
	2010			2009
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$9,341	$50,267	$59,608	$11,938	$45,430	$57,368
Operating (loss) income	$(2,488)	$2,730	$242	$334	$704	$1,038

	For the Nine Months Ended January 31,
	2010			2009
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$33,603	$159,094	$192,697	$45,457	$177,122	$222,579
Operating (loss) income	$(4,950)	$9,255	$4,305	$(881)	$6,832	$5,951

Segment revenue increased $2.2 million, or 3.9 percent, for the third quarter of fiscal 2010 and decreased $29.9 million, or 13.4 percent, for the first nine months of fiscal 2010 as compared with the same respective periods in the prior year.  Foreign currency translation favorably impacted Spandex’s revenue by approximately $6.1 million for the quarter ended January 31, 2010 and negatively impacted revenue by approximately $1.1 million for the nine months ended January 31, 2010 as compared with the respective prior year periods.  The persistent macroeconomic factors impacting the sign making markets are believed to have caused lower aftermarket and equipment demand during the third quarter of fiscal 2010, significantly offsetting the benefits of favorable foreign currency translation.  Lower than anticipated revenue from the Solara ion for the quarter and nine months ended January 31, 2010 was driven by the overall economic conditions that have continued to create customer hesitation in committing to capital purchases, as well as the continued lack of credit availability to finance purchases.  Gerber believes sales of the Solara ion have also slowed due to warranty-related field issues, which are believed to have been identified and continue to be worked on through Gerber’s current product improvement program.  Additionally, actions by several of Gerber’s distributors to reduce inventory of demonstration equipment in preparation for the upcoming release of the new Solara ion Z high resolution system are believed to have affected demand.  Fiscal 2009 equipment revenue benefited from revenue generated by the initial launch of the Solara ion in that fiscal year.  Aftermarket revenue declines are believed to be consistent with the sign making and specialty graphics current market conditions for the markets served by Gerber and therefore not indicative of a loss of market share.

Recent cost savings actions allowed this segment to maintain profitability, driven by the Spandex business unit.  GSP’s operating loss reflected unfavorable absorption of fixed manufacturing costs on a lower revenue base and also included incremental warranty costs associated with the Solara ion.  Gerber believes its continued focus on controllable expenses, improved volumes and lower warranty expenses will improve future profitability of this segment when the economy stabilizes.  GSP’s operating income (loss) for the quarter and nine months ended January 31, 2009 included a $0.9 million non-cash benefit attributable to management’s decision to utilize a leased facility that was previously vacated.

The GSP reporting unit’s goodwill asset has a book value of approximately $7.0 million.  Gerber reviews the value of goodwill for impairment annually during its fourth quarter or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  As of January 31, 2010, Gerber did not have a triggering event to conduct an early goodwill impairment test for the GSP reporting unit.  The identification and measurement of goodwill impairment involves an estimation of the fair value of reporting units, using assumptions that could affect whether an impairment charge is recognized and the amount thereof.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.  If either the operating results of GSP continue to deteriorate or there is a significant decline in projected results, a goodwill impairment charge may be required.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in place at the time of the goodwill impairment analysis.

Apparel and Flexible Materials

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Revenue	$40,095	$36,437	$112,249	$130,768
Segment operating income	$4,140	$2,778	$11,597	$11,373

Segment revenue for the quarter ended January 31, 2010 increased $3.7 million, or 10.0 percent, which included favorable foreign currency translation of approximately $1.9 million, as compared with the prior year.  The increase in revenue for the third quarter of fiscal 2010 was driven by improvement within apparel markets in Asia.  Gerber management believes that the improvement in revenue may indicate that key Asian markets are beginning to recover.  Segment revenue for the nine months ended January 31, 2010 decreased $18.5 million, or 14.2 percent as compared with the prior year, which was partially offset by favorable foreign currency translation of approximately $0.3 million.  Segment revenue for the nine months ended January 31, 2010 was negatively impacted by global economic factors that included continued depressed demand in apparel markets, which are believed to have resulted in lower capital equipment and software sales as compared with the same period of the prior year.  The lower revenue appears to be indicative of widespread market conditions, and not of a loss of market share.  Partially offsetting the negative economic impacts, the acquisitions of Virtek and Gamma completed late in the second quarter of fiscal 2009 provided incremental revenue of $6.4 million for the nine months ended January 31, 2010.  Key new product revenue of $2.3 million and $6.3 million for the quarter and nine months ended January 31, 2010, respectively, were primarily comprised of sales of the Z7 GERBERcutter equipment and FLM software.

Segment revenue in China of $5.9 million and $17.0 million for the quarter and nine months ended January 31, 2010 represented an increase of $1.7 million and $1.9 million as compared with the quarter and nine months ended January 31, 2009, respectively.  Based on improved order and quote activity within Asian markets, Gerber believes that these markets are positioned for a modest recovery in the fourth quarter of fiscal 2010 from the corresponding fiscal 2009 period.

The acquisition of Yunique in November 2009 is expected to enhance this segment’s existing product lifecycle management and product data management software offerings and increase operating income beginning with the fourth quarter of fiscal 2010.

Segment operating profit improved $1.4 million for the quarter ended January 31, 2010 and $0.2 million for the nine months ended January 31, 2010 as compared with the respective prior year periods.  The improved profitability in the third quarter of fiscal 2010 as compared with the prior year was attributable to higher gross profit from increased revenue volume and the impact of cost control measures.  As this segment begins to recover, profitability levels are expected to improve as a result of improved revenue volumes and the fiscal 2009 cost reduction actions.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Revenue	$10,968	$12,386	$36,473	$43,562
Segment operating (loss) income	$(318)	$737	$2,002	$2,625

Segment revenue decreased $1.4 million, or 11.4 percent, and $7.1 million, or 16.3 percent, for the quarter and nine months ended January 31, 2010, respectively, as compared with the same prior year periods.  Gerber believes the decrease is attributable to the weak global economic conditions, resulting in lower equipment and aftermarket demand, particularly in the United States.  Increased patent license revenue partially offset the overall decline for the nine months ended January 31, 2010.  Patent license revenue is not a predictable, recurring revenue source.  Favorable foreign currency translation impacted revenue by approximately $0.5 million and $0.1 million for the quarter and nine months ended January 31, 2010, respectively, as compared with the same periods of the prior year.  Market studies indicate that purchases of eyeglasses continue to be depressed, which adversely impacts demand for ophthalmic aftermarket supplies and lens production and finishing capital equipment.

The Ophthalmic Lens Processing segment reported an operating loss of $0.3 million for the fiscal quarter ended January 31, 2010, primarily attributable to incremental bad debt expense due to the effects of the persistent slow economy on its customers, as well as higher warranty expenses during the third quarter of fiscal 2010.  Operating income for the nine months ended January 31, 2010 was adversely impacted by lower revenue volumes, the effect of which was partially mitigated by increased license revenue.  Operating income for the nine months ended January 31, 2009 included a $0.6 million gain from the sale of an Australian facility.  Until its markets recover, this segment intends to remain focused on prudent cost control measures and new product development.  This segment is preparing for a key new product launch in the fourth quarter of fiscal 2010 of a new, eco-friendly E2G Blocking System for the wholesale market.  The system consists of the E2G blocker, new surface blocks, a deblocker, and a proprietary environmentally safe medium called Onyx-Bond™.

Corporate Expenses

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2010	2009	2010	2009
Operating expenses	$4,303	$4,336	$11,823	$12,632

Corporate operating expenses were essentially flat for the quarter and decreased $0.8 million for the first nine months ended January 31, 2010 compared with the respective prior year periods.  For the quarter ended January 31, 2010, lower pension expense of $0.4 million and lower self-insurance costs of $0.4 million were offset by Yunique acquisition fees of $0.5 million and other incremental consulting costs, as compared with the quarter ended January 31, 2009.  For the nine months ended January 31, 2010, the lower costs reflected savings from fiscal 2009 workforce reductions and other cost savings measures, as well as $1.3 million of lower pension plan expenses as compared with prior year period.  The lower pension costs should continue throughout fiscal 2010 as a result of the pension plan freeze as of April 30, 2009.  These lower costs were partially offset by incremental acquisition expenses related to the Yunique acquisition of $0.5 million and finance-related severance costs of $0.5 million that were recorded as Corporate expenses.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's senior secured revolving credit facility.  These sources of liquidity are subject to all of the risks of Gerber's business and could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.  Adverse conditions in the credit and financial markets have reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts as of April 30, 2009.  Gerber's sales declined significantly in fiscal 2009 and for the nine months ended January 31, 2010.  As a result, Gerber has taken measures to control costs in order to offset the impact of further revenue declines on its results of operations and cash flows from operations.  Gerber has not experienced changes in credit availability from its lenders under the terms of its existing credit facility agreement and does not currently anticipate such changes.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in the remainder of fiscal 2010 as compared with fiscal 2009.

As of January 31, 2010, cash balances were $7.9 million and $12.4 million was available for borrowing under the revolving credit facility, based on facility financial covenants.  Gerber believes that cash on hand, cash flows from operations and borrowings expected to be available under the revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After this, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the quarter ended July 31, 2009, Gerber filed a shelf registration statement for $35.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  The shelf registration was not used as of January 31, 2010.  The actual amount and timing of Gerber's future capital requirements may differ materially from the company's estimates depending on the demand for its products and new market developments and opportunities.  If the company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient.  In addition, if Gerber successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital.  Additional sources of such capital may include equity and debt financing.  If Gerber believes it can obtain additional financing on acceptable terms, it may seek such financing at any time, to the extent that market conditions and other factors permit it to do so.  Any inability of Gerber to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitably.  The continuation of impaired equity and credit markets and restrictions under Gerber's revolving credit facility could adversely impact Gerber's ability to raise any required funds.

The following table provides information about Gerber's capitalization as of the dates indicated:

In thousands, except ratio amounts	January 31, 2010	April 30, 2009
Cash and cash equivalents	$7,921	$10,313
Working capital	$77,267	$92,839
Total debt	$45,000	$73,500
Net debt (total debt less cash and cash equivalents)	$37,079	$63,187
Shareholders' equity	$163,642	$148,302
Total capital (net debt plus shareholders' equity)	$200,721	$211,489
Current ratio	1.90:1	2.02:1
Net debt-to-total capital ratio	18.5%	29.9%

Cash Flows

The following table provides information about Gerber’s cash flows for the periods indicated:
	For the Nine Months Ended January 31,
In thousands	2010	2009
Cash flows provided by operating activities	$19,478	$6,318
Cash flows provided by (used for) investing activities	$5,299	$(38,559)
Cash flows (used for) provided by financing activities	$(28,256)	$32,628

Gerber generated $19.5 million in cash from operating activities during its first nine months of fiscal 2010 primarily from accounts receivable collections.  Gerber generated $6.3 million of cash from operating activities for the nine months ended January 31, 2009 primarily from operating earnings.  Fiscal 2009 accounts receivable collections were offset by increased payments to vendors, additional investments in inventory and payments of fiscal 2008 incentive compensation.

Gerber generated $5.3 million of cash from investing activities primarily related to the sale of FOBA and ND Graphics during the first nine months of fiscal 2010.  Offsetting these proceeds, Gerber used cash for investing activities in the first nine months of fiscal 2010 on capital expenditures of $3.2 million and business acquisitions of $3.5 million.  The business acquisition payments included Gerber’s initial payment for the purchase of Yunique in November 2009 of $2.0 million and payments to the former owners of Data Technology and Gamma in accordance with the terms of the purchase agreements for those acquisitions.  Fiscal 2010 capital expenditures are expected to be approximately $5.0 million.  Gerber used $38.6 million of cash for investing activities primarily for the Virtek and Gamma business acquisitions during the nine months ended January 31, 2009.  Gerber also invested $6.5 million in capital expenditures for the nine months ended January 31, 2009.  Partially offsetting these cash outflows, Gerber collected $2.6 million related to the sale of a Corporate land parcel, the sale of a facility in the Ophthalmic Lens Processing segment in fiscal 2009 and proceeds from a note receivable for certain non-operating assets sold within the Ophthalmic Lens Processing segment in fiscal 2008.

Borrowings under Gerber’s credit facility and proceeds of stock option exercises are the primary sources of cash flows from financing activities, and repayments of debt constitute the primary use.  Gerber used $28.3 million in cash for financing activities, primarily to reduce its outstanding debt, which included early repayment of the $6.0 million principal amount of outstanding Variable Rate Demand Industrial Development Bonds during the quarter ended January 31, 2010.  These repayments were funded with working capital improvements and proceeds from the sale of FOBA and ND Graphics.  Borrowings increased $31.7 million during the nine months ended January 31, 2009, primarily to fund the Virtek and Gamma acquisitions and related transaction costs.  Gerber realized $0.9 million in cash from stock option exercises during the first nine months of fiscal 2009.

Financial Condition

As of January 31, 2010, the United States dollar weakened against the euro, the pound sterling and the Canadian and Australian dollars, resulting in higher translated euro, pound sterling, Canadian and Australian dollar-denominated assets and liabilities as compared with April 30, 2009.  The most significant portion of Gerber’s international assets and liabilities are denominated in the euro.  Gerber’s Condensed Consolidated Balance Sheets as of April 30, 2009 included assets and liabilities related to the disposed FOBA and ND Graphics business units.

Net accounts receivable decreased to $72.7 million as of January 31, 2010 from $87.8 million as of April 30, 2009.  The decrease, which was partially offset by foreign currency translation, was primarily attributable to strong collection of accounts receivable related to fiscal 2009 fourth quarter shipments, the sale of FOBA and ND Graphics, and an increase in the allowance for doubtful accounts.  Days sales outstanding in ending accounts receivable were 59 days as of January 31, 2010 as compared with 66 days as of April 30, 2009.

Inventories decreased to $66.9 million as of January 31, 2010 from $72.1 million as of April 30, 2009.  The reduction primarily reflected the sale of FOBA and ND Graphics and was partially offset by foreign currency translation and investments in inventories for anticipated new product launches.  Inventory turnover increased to 4.8 times annually as of January 31, 2010 from 4.6 times annually as of April 30, 2009.

Prepaid expenses and other current assets increased to $5.7 million as of January 31, 2010 from $4.7 million as of April 30, 2009, primarily related to payments for insurance policies at the beginning of the fiscal year that are amortized over the fiscal year.

Property, plant and equipment decreased to $33.4 million from $37.1 million primarily as a result of depreciation expense recorded in the nine months ended January 31, 2010 and the sale of FOBA and ND Graphics, which was partially offset by capital expenditures and the impact of foreign currency translation.

Goodwill increased to $83.0 million as of January 31, 2010 from $76.9 million as of April 30, 2009, primarily due to the Yunique acquisition, payments made to former owners of acquired companies and the impact of foreign currency translation, and was partially offset by the write-off of goodwill associated with the dispositions of FOBA and ND Graphics.

Accounts payable and other accrued liabilities decreased to $73.4 million as of January 31, 2010 from $78.0 million as of April 30, 2009, primarily as a result of the reduction of certain liabilities related to the FOBA and ND Graphics dispositions and also to the timing of payments to Gerber’s vendors and employees, and was partially offset by the impacts of foreign currency translation.  Days purchases outstanding in accounts payable increased to 45 days as of January 31, 2010 from 39 days as of April 30, 2009.

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

The ratio of Total Funded Debt to Consolidated EBITDA financial covenant was modified as follows:

Twelve Month Period Ended	Previous Covenant	Amended Covenant
January 31, 2010	Maximum 3.25:1	Maximum 3.00:1
April 30, 2010	Maximum 3.25:1	Maximum 3.00:1
July 31, 2010 and thereafter	Maximum 3.00:1	Maximum 3.00:1

The ratio of Consolidated EBIT to Consolidated Interest Expense financial covenant was modified as follows:

Twelve Month Period Ended	Previous Covenant	Amended Covenant
January 31, 2010	Minimum 2.25:1	Minimum 1.50:1
April 30, 2010	Minimum 2.75:1	Minimum 2.25:1
July 31, 2010	Minimum 3.00:1	Minimum 2.50:1
October 31, 2010 and thereafter	Minimum 3.00:1	Minimum 3.00:1

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

Interest rates per the credit facility were not changed as a result of the November 2009 amendment.  The amendment fees and related costs were $0.5 million.

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings to the extent permitted under the credit agreement and applicable law.  In the event of failure by Gerber to continue to be in compliance with any covenants, Gerber would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  Gerber was in compliance with its financial covenants as of January 31, 2010.  Compliance with the amended financial covenants is presented in the following table:

Covenant	Requirement	Actual as of January 31, 2010
Total Funded Debt to Consolidated EBITDA	Maximum 3.00:1	2.36:1
Consolidated EBIT to Consolidated Interest Expense	Minimum 1.50:1	2.66:1
Asset Coverage Ratio	At least 1.0:1	1.52:1

Gerber repaid its $6.0 million principal amount of outstanding Variable Rate Demand Industrial Development Bonds during the quarter ended January 31, 2010 using credit facility borrowings.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

Gerber entered into an agreement with the former owners of Yunique requiring contingent payments based on revenue targets for fiscal 2011, fiscal 2012 and fiscal 2013, which are anticipated to total approximately $3.8 million for the three year period.  There were no other material changes to Gerber’s cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  Gerber described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009. There were no significant changes to Gerber’s critical accounting estimates during the nine months ended January 31, 2010 from those previously disclosed in Gerber’s Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for Gerber during the first nine months of fiscal 2010 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gerber’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber’s disclosure controls and procedures as of January 31, 2010.  Based upon that evaluation, Gerber’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Gerber’s internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in Gerber’s risk factors during the third quarter of fiscal 2010 from those disclosed under Item 1A. "Risk Factors," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Gerber’s purchases of its common stock during the quarter ended January 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
November 1, 2009 – November 30, 2009	---	---	Not applicable	Not applicable
December 1, 2009 – December 31, 2009 (1)	14,129	$5.04	Not applicable	Not applicable
January 1, 2010 – January 31, 2010 (1)	2,072	4.94	Not applicable	Not applicable
	16,201	$5.02	Not applicable	Not applicable

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

10.1
Third Amendment to Credit Agreement, dated as of November 19, 2009, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent.  Filed herewith.

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

GERBER SCIENTIFIC, INC.
March 8, 2010	By:	/s/ Michael R. Elia
Michael R. Elia Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

10.1
Third Amendment to Credit Agreement, dated as of November 19, 2009, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent.  Filed herewith.

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