Form 10-K
period 2010-04-30
GERBER SCIENTIFIC INC
filed 2010-06-30
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  001-05865

Gerber Scientific, Inc. (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization)	06-0640743 (I.R.S. Employer Identification No.)
83 Gerber Road West, South Windsor, Connecticut (Address of principal executive offices)	06074 (Zip Code)
Registrant's telephone number, including area code: (860) 644-1551
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act.) Yes ☐ No ☑
The aggregate market value of Gerber Scientific, Inc. common stock held by non-affiliates as of October 31, 2009, which was the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common stock on the New York Stock Exchange on such date, was approximately $110,262,620.

25,125,929 shares of common stock of the registrant were outstanding as of May 31, 2010, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2010 definitive Proxy Statement for the 2010 annual meeting of shareholders of the registrant, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of Gerber Scientific, Inc., based on assumptions currently believed to be reasonable.  Forward-looking statements in this Annual Report on Form 10-K can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties that could cause actual results to differ from management’s expectations are set forth in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.  We cannot assure that the results of operations, financial condition or cash flows will not be adversely affected by one or more of these factors.  Gerber Scientific, Inc. does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the company.

PART I

Unless indicated, or unless the context otherwise requires, references in this report to "Gerber" mean Gerber Scientific, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

OVERVIEW

Gerber Scientific, Inc., through its subsidiaries, develops, manufactures, distributes and services automated equipment and software in three industries worldwide.  Of its total revenue of $458.4 million for fiscal 2010, Gerber generated $257.2 million in sales of printing equipment, software and related supplies to customers in the sign making and specialty graphics industry; $155.1 million in sales of sophisticated design and cutting equipment and software to customers in the apparel and industrial markets; and $46.1 million in sales of processing equipment, software and related supplies to customers in the ophthalmic lens processing industry.  Gerber operates manufacturing facilities in the United States, Canada, the United Kingdom, Denmark and China and maintains global sales, distribution and service operations in over 25 countries.  To maximize its geographic sales coverage, Gerber markets its products through both a direct sales force and independent sales agents located throughout all of the company's domestic and international markets.  Revenue from international sales, including United States export sales, represented approximately 68 percent of total revenue for fiscal 2010.  As of April 30, 2010, Gerber had approximately 1,950 employees, of whom approximately two-thirds were based outside of the United States.

Gerber's sales strategy emphasizes new product development and expansion within existing geographic markets and into new geographic markets.  Gerber's product development process focuses on platform development that enables the company to leverage its product innovations with product extensions and add-ons.  Gerber's long-term growth strategy features geographic expansion in areas such as Asia, particularly in China, and South America.

As part of its business strategy, Gerber also continually reviews and evaluates the risk and opportunities within its existing business segments.  As a result of these reviews, Gerber may acquire “bolt-on” businesses to supplement growth and product development or divest businesses that no longer fit its core long-term growth strategy due to less attractive industry fundamentals or reduced long-term returns.  In accordance with this strategy, Gerber acquired Yunique Solutions, Inc., a software development company for the apparel markets, in fiscal 2010; Virtek Vision International, Inc., a manufacturer of precision laser-based templating and inspection solutions for industrial material operations, and Gamma Computer Tech Co., Ltd., a China-based manufacturer of equipment for apparel and flexible materials markets, in fiscal 2009; and Data Technology, Inc, a manufacturer of automated cutting hardware for the packaging and graphics industries, in fiscal 2008.  In fiscal 2010, Gerber sold four non-core businesses, including its laser marking and engraving business unit, FOBA Technology + Services GmbH, or “FOBA,” in September 2009.  FOBA was previously reported within the Apparel and Industrial segment.  In September 2009, Gerber sold ND Graphics, a Canadian business unit of Gerber Scientific Products.  Gerber also closed the majority of its Spandex Poland operations during October 2009 and, in April 2010, sold certain assets of its Spandex New Zealand and Gerber Coburn Australia businesses and subsequently ceased substantially all the operating activities related to these businesses.

Gerber pursues a number of initiatives intended to improve its operating efficiency and gross profit margins.  The focus of this effort is the continuing development of lean manufacturing principles aimed at increasing Gerber's profit margins, including strengthening manufacturing policies and procedures, consolidating and improving supplier relationships, improving inventory methods and reducing inventory, seeking low-cost sourcing opportunities for key parts and components used in the company's newer products, and increasing the company's offerings of higher-margin value-added products.

Gerber Scientific, Inc. was incorporated in Connecticut in 1948.  Gerber's principal executive offices are located at 83 Gerber Road West, South Windsor, Connecticut 06074, and its main telephone number at that address is (860) 644-1551.

The table below summarizes information about Gerber’s three operating segments:

		For the fiscal year ended April 30, 2010
Operating Segment	Principal Business Unit	Revenue (in millions)	Percent of Revenue
Sign Making and Specialty Graphics	Gerber Scientific Products, Gerber Innovations and Spandex	$257.2	56%
Apparel and Industrial	Gerber Technology	155.1	34%
Ophthalmic Lens Processing	Gerber Coburn	46.1	10%
		$458.4	100%

For additional financial information about Gerber's operating segments and geographic data, refer to Note 17 of the Notes to Consolidated Financial Statements set forth in Part IV, Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K, which is incorporated herein by reference.  Certain risks, affecting Gerber's business, including risks associated with Gerber's international operations, are described in Item 1A. "Risk Factors."

Following is a summary of Gerber's segments, principal products and services.

SIGN MAKING AND SPECIALTY GRAPHICS

The Sign Making and Specialty Graphics segment consists of Gerber Scientific Products, or "GSP," Spandex and Gerber Innovations.

Through GSP and Spandex, Gerber designs, manufactures, services, markets, sells and distributes printing equipment, software and aftermarket supplies to sign making and specialty graphics shops and distributors.  Customers include small to medium-sized shops with annual revenues ranging from $0.2 million to $3.0 million, larger organizations such as FedEx Kinko’s, FASTSIGNS and Signs Now, graphic arts professionals, distributors, major corporations and government agencies.  GSP, headquartered in Connecticut, is the primary manufacturer of equipment offered by this segment.  The majority of GSP’s sales are generated through its North American distributor network and Spandex.  GSP has long-standing relationships with the majority of its distributors and historically has not had any material disruption in sales operations as the result of the termination of any significant distributors.

Spandex, headquartered in Belgium, distributes GSP and other products primarily to the European and Australian sign making markets and other countries through a sub-distribution network.  Spandex represents many of the industry’s leading brands and serves approximately 25,000 customers.

Through Gerber Innovations, Gerber designs, manufactures, sells and services automated equipment for the die making, short run and sample making segments of the packaging industry.  Gerber Innovations primarily sells directly to end-use customers.

No customer of the Sign Making and Specialty Graphics segment individually exceeded ten percent of Gerber’s consolidated sales for fiscal 2010, 2009 or 2008.

Principal Products and Services Portfolio

GSP manufactures the GERBER Solara ion™, a wide-format ultraviolet, or "UV," inkjet printer for digital imaging markets.  The digital imaging markets continue to evolve as a result of rapid technological advances and as sign shops continue to transition from thermal printing to digital technology.  The Solara ion offers advanced performance in UV inkjet printing by using Gerber's patent pending Cold Fire Cure™ process and GerberCAT™ cationic ink.  The Cold Fire Cure process offers greater material compatibility and, due to its lower energy output and heat generation, extends the life of curing lamps used in UV printing.  GerberCAT cationic ink enables printing on a wide array of both rigid and flexible substrates with high-quality adhesion, abrasion resistance and color output.

Although market demand for inkjet printers is outpacing that of thermal printers, Gerber maintains a leadership position in the thermal print market.  Due to its large installed base of easy-to-use thermal printers and the outdoor durability of the signs produced, Gerber believes that there is a continuing role for thermal imaging printers and a sustainable demand for aftermarket supplies.  The GERBER EDGE® FX, a thermal imaging system, is an easy-to-use solution for sign makers, screen printers and other graphic professionals seeking to quickly produce highly-customized short-run graphics.  The EDGE FX uses heat and pressure to infuse durable resin pigments to more than 30 different printing material substrates, produces graphics with high-quality images, and dries instantly, with no waste, odor, harmful emissions, or need for ventilation.

Other significant products of this segment include plotters, routers, computer-aided design, or “CAD,” computer-aided manufacturing, or “CAM,” cutting systems and software.  GSP’s plotters are used to cut signs or graphic forms from vinyl substrates.  Routers are used to make 3-D cuts in other signage materials, such as wood or plastic.  The Gerber M Series is a cutting system designed for wide-format graphics that provides manufacturers of graphics, signs and other rigid and flexible printed media with versatile tools to cut, rout and crease a wide variety of substrates.  GSP's CAD and CAM cutting systems are used to produce dies boards and samples and for short-run production for packaging companies in the corrugated and folding carton industries.  Products consist of sample making and digital die cutting systems, die tool production systems and rotary and flat rule die processing systems, which incorporate knife, laser and waterjet cutting technologies.  GSP software is used to design signs and specialty graphics, as well as to manage printing and cutting processes.  Although GSP offers several proprietary software programs depending on customer needs, OMEGA™ 4.0 is GSP's most powerful design and production software and represents the most significant software product within this segment.

Sales of the Solara ion and related aftermarket materials, thermal imaging systems and other significant products or software did not individually exceed ten percent of consolidated revenue for fiscal 2010, 2009 or 2008.

Aftermarket supplies sold by this segment accounted for approximately 48 percent of Gerber’s consolidated revenue for fiscal 2010, 46 percent of consolidated revenue for fiscal 2009 and 44 percent of consolidated revenue for fiscal 2008.  GSP offers a wide range of aftermarket supplies such as color foils (which is the "ink" used in thermal printers), adhesive-backed vinyls, banner materials and inks for inkjet printers.  Cartridges include the GerberGauge™ marking system, a proprietary system that uses radio-frequency identification, or "RFID," technology to estimate the remaining foil length on cartridges to help prevent unexpected run-out and wasted foil and material, while improving workflow.  GSP also offers a variety of durable and flexible UV curable inks for inkjet products.

Raw Materials

GSP obtains critical materials from four primary suppliers and original equipment manufacturers, or "OEMs."  GSP purchases cast vinyl from a supplier with which GSP has a long-standing relationship.  GSP purchases color foils from a leading European supplier for a wide range of industries.  Thermal transfer UV print heads and cationic inks are supplied by Japanese manufacturers.  GSP does not currently have written supply agreements with these suppliers.

As a distributor, Spandex purchases critical products from various suppliers, including GSP and OEMs.  In some cases, Spandex uses only one source of supply for certain products.  Historically, Spandex has not experienced significant difficulties in obtaining timely deliveries of these products.  Increased demand or lack of availability for these products in the future could result in shipment delays that might adversely affect Spandex's business.

Should it experience delays in obtaining raw materials or products from any suppliers to this segment, Gerber believes it could develop internal or external alternatives, although it may be difficult to replace the marketing advantages of using certain supplier brands.  In the near term, Gerber does not foresee any potential lack in availability or sourcing of critical products that would have a material adverse effect on this segment.  Gerber maintains contingent insurance coverage in the event specified suppliers are unable to perform their obligations due to certain insured events.

Competition

GSP faces competition in sign making markets for its products, particularly with respect to the sale of inkjet products and aftermarket supplies.  GSP principally competes on the basis of the comprehensiveness of its product line, product quality and availability, service and pricing.  GSP believes it has a competitive advantage by offering its customers a complete start-to-finish system for digital design, printing and production products and comprehensive engineered solutions for durable vinyl-cutting, digital color printing and dimensional signage needs, and advises customers on how to maximize their return on investment through the purchase of GSP products.

As an international supplier, Spandex competes with both larger and smaller companies, depending on the country and market segment.  While Spandex is one of the largest international suppliers in the durable outdoor graphics marketplace, it competes in some geographic markets with companies that are considerably larger than Spandex, including PaperlinX Ltd, Antalis International and Océ N.V.  In addition, demand in recent years for digital wide format inkjet and aftermarket supplies has been increasing in the markets served by Spandex, which has led to increased competition from equipment suppliers and aftermarket distributors of these products.  Spandex competes on the basis of its market and technical knowledge, supplier relationships and supply chain infrastructure, and a wide array of products and support services.  Most of Spandex's customers are small sign shops that find Spandex's ability to meet most of their product needs appealing.  Spandex relies heavily on its ability to provide competitive product offerings from both GSP and strategic OEM providers.  Spandex competes with some of its suppliers that use distribution networks and also employ direct sales forces, which can lead to competition with Spandex's product offerings.

APPAREL AND INDUSTRIAL

The Apparel and Industrial operating segment (formerly referred to as the Apparel and Flexible Materials segment) markets its products through the Gerber Technology, or "GT," business unit.  GT develops, manufactures, distributes and services sophisticated design and cutting equipment and software for over 22,000 customers in apparel and industrial markets.

GT’s comprehensive suite of products can be used by its customers as integrated solutions throughout the design and manufacturing process.  These products include product life cycle management and product data management software, CAD and CAM equipment and software solutions, laser projection systems for composite assembly, prefabricated construction and quality control systems.  GT’s products and software offerings are designed to enhance its customers' manufacturing processes and efficiencies from design through production by reducing turnaround times, material waste and labor costs.  GT offers specialized solutions to manufacturers of sewn and flexible goods for a broad range of end markets, including apparel and retail (67 percent of segment revenue), industrial and aerospace composites (12 percent of segment revenue), transportation interiors (10 percent of segment revenue) and upholstered furniture (11 percent of segment revenue).  Headquartered in Connecticut, GT engineers, manufactures and distributes its products throughout the Americas, Europe and the Asia-Pacific region.  No customer of the Apparel and Industrial segment individually accounted for more than ten percent of Gerber’s consolidated sales for fiscal 2010, 2009 or 2008.

GT maintains regional offices, agents or distributors in over 125 countries.  In certain geographies, GT utilizes third-party sales agents and distributors, Gerber believes that its longstanding network provides a significant benefit in certain markets, as these networks are staffed with knowledgeable individuals who speak the local language and have a thorough understanding of the local market.

The migration of apparel manufacturing to lower labor cost areas has displaced some opportunities for GT equipment sales in North America and Europe.  These markets, however, continue to represent a significant recurring revenue source for GT due to the large installed base of GT's products, which require service, software subscriptions and aftermarket supplies.  GT also continues to experience demand from North America and Europe for apparel lifecycle design and development software and GT's industrial software and hardware solutions, including its technical textile, composite material and leather cutting systems.  GT believes that the migration of flexible materials manufacturing to lower labor cost areas and the emergence of new market and supply-chain trends within the apparel industry provide GT with continuing growth opportunities.  To capitalize on these trends, GT has developed a sales and service network in Asia, including approximately 25 sales and service centers in China as of April 30, 2010.  GT expects to derive much of its future revenue growth from sales to markets in Asia, particularly China, India and Vietnam.  China is GT's fastest growing market and the world's largest apparel-producing nation.  Sales within greater China accounted for $23.4 million of GT's fiscal 2010 revenue, $18.5 million of GT's fiscal 2009 revenue and $30.5 million of GT’s fiscal 2008 revenue.  Gerber believes that the decline in revenue from fiscal 2008 levels within greater China was attributable to economic factors, as apparel manufacturers in China were significantly impacted by the global recession and appear to have slowed capital equipment investments, and was not indicative of a change in GT's market share.  Revenue in China began to recover during fiscal 2010 and is expected to return to pre-recession levels.

The evolving strategy for GT is focused on growth.  During the last two fiscal years, bolt-on acquisitions targeted specific markets and products for GT, including Gerber’s November 2009 acquisition of Yunique Solutions, Inc., or “Yunique,” its September 2008 acquisition of Gamma Computer Tech Co., Ltd., or "Gamma," and its October 2008 acquisition of Virtek Vision International, Inc., or “Virtek.”  Yunique, located in New York, is a software development company serving apparel and flexible materials industries and is expected to enhance Gerber’s existing product lifecycle management and product data management software offerings.  Gamma, located in China, is a manufacturer of equipment for the apparel and flexible materials markets.  This acquisition has expanded Gerber’s position within China and facilitates lower cost manufacturing of selected products for the apparel production segment.  Virtek, located in Canada, is a manufacturer of precision laser-based templating and inspection solutions for industrial materials.  Virtek serves customers in the prefabricated construction and transportation industries worldwide.  Virtek extends GT's capabilities to provide an integrated solution in industrial applications such as aerospace, transportation and other composite parts manufacturing.

Principal Products and Services Portfolio

GT has a wide array of product and services offerings, which include the following:

•	conceptual design, advanced CAD pattern-making, and marking and nesting software for sewn products;
•	pattern design digitizers and large format plotters;
•	CAM material spreading and single- and multi-ply cutting systems;
•	product lifecycle management, or "PLM," and product data management, or "PDM," software;
•	precision laser-based templating and inspection solutions;
•	aftermarket supplies, including spare parts and consumable materials; and
•	customer training, technical support and comprehensive maintenance and specialized support services.

No single product or software offering accounted for more than ten percent of Gerber’s consolidated revenue for fiscal 2010, 2009 or 2008.  As a percentage of consolidated revenue, GT’s service revenue represented 11 percent for fiscal 2010, 10 percent for fiscal 2009 and did not exceed 10 percent of consolidated revenue for fiscal 2008.

GT’s software product lines, which are enterprise-wide applications, allow for global management of production activities and facilitate communication of measurement specifications, construction details, costing and bill of material information among apparel and other flexible materials designers, raw materials suppliers, makers of the materials and retailers.  PLM software assists in accelerating the speed of products from concept to market, which is critically important in the apparel industry due to shorter fashion cycles.  YuniquePLM and Fashion Lifecycle Management®, or "FLM," are GT's brands for PLM, which are designed to accelerate products to market with configurable workflow functionality.  PLM software systems reduce lead times, increase the accuracy of prototyping and improve the quality of information flow along the production cycle chain.  GT's WebPDM™ software solution has been implemented by over 1,200 customers worldwide, which hold more than 19,000 PDM software licenses.  Other software packages offered include conceptual design software, advanced CAD pattern-making software and marker making and nesting software.  Virtek offers software for the prefabricated construction industry and the aerospace composite and other assembly industries to control their projectors and assist in the projection of images and design of the manufactured components.

GT's spreading and cutting equipment is designed to reduce labor costs of previously labor-intensive functions, while minimizing material waste and assembly error.  GT's line of spreaders are marketed as GERBERspreaders™ and deliver tension-free spreading of materials at speeds of up to 100 meters per minute.  The XLs line of GERBERspreaders is designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.  GT's cutting systems increase operating efficiencies in soft goods manufacturing by cutting parts with a high degree of accuracy from single and multiple layers of flexible materials, such as textiles, leathers, vinyls, plastics, fiberglass and advanced composites.  GT's cutting systems perform faster and more efficiently and with greater precision than the traditional methods of hand-cutting or die-cutting.  The GT cutters are offered in single-, medium- and high-ply models and marketed as GERBERcutter®.  GT also offers a high-ply cutting system, the XLc7000, which is specifically designed for apparel manufacturers in developing markets that require effective automation solutions at affordable prices.  The Z7 GERBERcutter, targeted at automotive, industrial and composite markets, combines precision with efficiency in cutting demanding materials to tight tolerances.  GT also offers the Taurus™ and Taurus X Series automated leather cutting systems with hide scanning, flaw capture and multiple nesting package capabilities.  These cutters appeal to industrial customers, particularly in the transportation sector.

Customers use GT's plotters to produce accurate design prints on industrial-width paper for placement on fabric or other materials to provide information relative to cutting and downstream operations.  The most recent product launched in the plotter product line was produced in China using the supply chain resources from the recently acquired Gamma operations.

The Virtek line of products for customers in both aerospace composite and prefabricated construction industries include LPS7 laser projectors optimized for laser templating applications.  Also offered by Virtek are LaserQC products that quickly perform inspection for sheet metal, gasket manufacturing and other industries producing flat parts.

GT’s products and software are serviced subsequent to the initial sale through annual maintenance software and service contracts and through replenishment of consumable parts such as cutting blades and spare parts.  In fiscal 2010, GT launched GERBERconnect™, which allows remote monitoring of its systems at customer locations.  This new offering allows Gerber to proactively contact customers to take preventative maintenance steps to ensure greater uptime and operating efficiency.

Raw Materials

GT purchases materials, such as computers, computer peripherals, electronic parts and equipment, from numerous suppliers.  Many of these materials are incorporated directly into GT's manufactured products, while others require additional processing.  In some cases, GT uses only one supplier for certain materials.  Historically, GT has not experienced significant difficulties in timely deliveries of these materials.  Increased demand or future lack of materials availability could result in production delays that might adversely affect GT's business.  GT's management believes that, if required, it could establish alternative suppliers for its material requirements.  In the near term, GT's management does not foresee that a potential lack of materials, components or supplies availability from any particular source would have a material adverse effect on its overall business.  Gerber maintains contingent insurance coverage in the event specified suppliers are unable to perform their obligations due to certain insured events.

Competition

GT is a leading provider in its geographic markets of computer-controlled material spreading and cutting systems, PLM and PDM solutions and pattern-making, grading and nesting software.  GT faces intense competition in each of these product lines from companies based in Europe, including Lectra, Bullmer and Optitex.  GT's product range and international distribution network enables GT to support key customer accounts that shift production and sourcing activities around the world.  Virtek is a leading provider for laser and templating solutions.  Virtek’s primary competitor is SL Laser in Europe.

OPHTHALMIC LENS PROCESSING

The Ophthalmic Lens Processing segment, operating through Gerber Coburn, or "GC," designs, manufactures, markets and services equipment, software and supplies used in processing prescription eyewear.  GC's product line includes computer integrated equipment for lens production steps such as blocking, fining, polishing, hard coating, finishing and inspecting; start-to-finish lab management software; and the related supplies used in lens processing.  GC, headquartered in Connecticut, serves wholesale lens production laboratories, retail eyewear chains and independent eye care professionals throughout North America, Europe and rest of world international markets.  GC distributes its products directly in the United States and Canada.  In its other international markets, GC uses a combination of a direct sales force and independent agents to maximize geographic coverage.  GC also participates in industry trade shows in the Americas, Europe and Asia, which often provide it with a significant source of new sales leads.  No customer of the Ophthalmic Lens Processing segment individually accounted for more than ten percent of Gerber’s consolidated sales for fiscal 2010, 2009 or 2008.

Growth within this segment is likely to come from geographic expansion, the launch of new products and market recovery.  Gerber believes substantial geographic growth opportunities are emerging in Asia, Eastern Europe and Latin America, as these countries continue to develop the infrastructure to perform sophisticated eye exams for a growing middle class.  Gerber believes that this consumer group is likely to seek more features for prescription eyewear, such as multi-focal lenses, which is expected to create additional demand for the types of products offered by GC.  Advanced technology within this segment includes the production of free-form (or digital) lenses.  Free-form lens processing allows the production of a progressive (no-line multi-focal) lens surface through machining rather than traditional casting or molding processes, and enables the lens laboratory to provide other value-added characteristics to the lens.  GC's Advanced Lens Processing System, which was introduced in fiscal 2009, is positioned to meet demand resulting from this market trend.

Principal Products and Services Portfolio

GC's equipment offerings consist of lens surfacing equipment, hard coating equipment, finishing equipment and lens inspection equipment.  Lens surfacing equipment includes computer-controlled surfacing equipment to create precise curves on the lenses.

GC offers the DTL Generator with Cut-to-Polish and Free-Form options, which is an expandable high-speed system targeted at the wholesale laboratory market.  GC also offers lens blocking products designed for high throughput manufacturing environments.  In the fourth quarter of fiscal 2010, GC launched a new, eco-friendly E2G Blocking System for the wholesale market.  The system consists of the E2G blocker, new surface blocks, a deblocker, and a proprietary environmentally safe medium called Onyx-Bond™.  For lens fining and polishing applications, GC markets the CMX-50 cylinder machine to the wholesale laboratory market and the Acuity product to the retail segment of the market.  The MAAT Polishing System is offered for cut-to-polish and free-form lens production.  GC's Advanced Lens Processing System, or "ALPS," includes the DTL Generator with Cut-to-Polish and Free-Form options and the MAAT Polishing System, and enables free-form (or digital) lens production.  GC’s lens finishing equipment for retail markets is distributed in collaboration with Essilor International, S.A., an ophthalmic products manufacturer.  For finishing in the laboratory environment, GC distributes industrial and automated products, including the Weco Verifier and the 950 and 990 Blockless Edging Systems.  GC sells an ophthalmic lens processing system, Premier Lab™, designed for retail lens processing.  Premier Lab is a compact, full service laboratory for processing CR39, high-index and polycarbonate lenses.  A Premier Lab includes a frame tracer, blocking system, surface generator, finer and polisher, coating system, finishing system and related software.

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

Aftermarket supplies are used by GC’s customers during the operation of lens equipment.  These aftermarket supplies offer a significant recurring revenue opportunity subsequent to the initial sale of equipment.  Certain aftermarket supplies are sold with a right to return.  Revenue on aftermarket supplies that is sold with a right to return is recognized upon shipment and an estimate for expected returns is recorded at the same time based upon historical experience and current economic factors.

Revenue from sales of the various classes of GC’s products, software and services did not exceed ten percent of Gerber’s consolidated revenue for fiscal 2010, 2009 or 2008.

Raw Materials

GC purchases materials from numerous suppliers and acts as a distributor for third-party OEM products.  Many of the purchased materials are incorporated directly into GC's manufactured products, while others require additional processing.  GC has not experienced significant difficulties in obtaining timely deliveries from suppliers or OEM providers.  Increased demand for these materials or products or future lack of availability could result in production delays that might adversely affect GC's business.  GC's management believes that, if required, it could develop alternative sources of supply for the materials and sourced products used.  In the near term, GC's management does not foresee that a potential lack of materials, components, supplies or product availability from any particular source would have a material adverse effect on its overall business.  Gerber maintains contingent insurance coverage in the event specified suppliers are unable to perform their obligations due to certain insured events.

Competition

GC's principal competitors in the high volume laboratory market segment are Satisloh GmbH, a wholly-owned subsidiary of Essilor International, S.A. and Schneider GmbH. Principal competitors in the retail and eye care professionals segment include Nidek Inc., Briot International and AIT Industries.  GC competes principally on the basis of product innovation and comprehensiveness, onsite service support, and distribution capabilities.

GENERAL BUSINESS INFORMATION

BACKLOG

Gerber's backlog of firm orders by operating segments as of April 30, 2010 and 2009 is presented in the table below.  The entire backlog as of April 30, 2010 is expected to be delivered in fiscal 2011.

	April 30,
In thousands	2010	2009
Sign Making and Specialty Graphics	$1,007	$1,636
Apparel and Industrial	25,646	21,800
Ophthalmic Lens Processing	1,550	1,200
	$28,203	$24,636

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

Gerber owns and has applications pending for a number of patents in the United States and other countries covering many of its products and systems.   Gerber's existing patents expire at various dates through 2027.

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

SEASONALITY

GSP and Spandex's sales of equipment and aftermarket supplies are affected by seasonality in the sign industry, especially during the fall and spring periods of North America and Europe, when demand customarily peaks.  Sales by GT and GC are not significantly impacted by seasonality trends.  Gerber typically realizes the largest portion of its annual revenue during the fourth fiscal quarter.

RESEARCH AND DEVELOPMENT

Developing new and innovative products and broadening the application of established products are important to Gerber's operating results.  Research and development expenses were $18.5 million for fiscal 2010, $21.1 million for fiscal 2009 and $26.2 million for fiscal 2008.  Gerber develops and designs new products to assist its customers in reducing costs and improving efficiencies to enhance and maintain their end market positions.  The lower expenses in fiscal 2010 and 2009 as compared with fiscal 2008 reflected the impact of workforce reductions, although the decreased expenses were partially offset by incremental development costs incurred by acquired companies.  Fiscal 2011 research and development spending is expected to be limited to strategic new product development and sustaining engineering of existing products, which includes potential design changes to lower product costs.

FINANCING ACTIVITIES

Gerber has agreements with major financial services institutions, or "lessors," to assist Gerber's customers, or "lessees," in obtaining lease financing to purchase Gerber's equipment.  Equipment is typically leased for periods of two to six years.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, Gerber has a liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to

Gerber.  In most cases, Gerber then can resell the equipment, the proceeds of which are expected to cover a majority of the liability to the financial services institution.  As of April 30, 2010, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $3.8 million. Gerber's net exposure related to recourse provisions under these agreements was approximately $1.5 million.

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

Any failure by Gerber to adequately manage future new product introductions could adversely affect Gerber's sales of existing products.  As new or enhanced products are introduced, Gerber must successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customers' demands.

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

•
Gerber's operating and financial systems and controls and information services may not be compatible with those of acquired companies or adequate to support integration efforts, and any steps taken to improve these systems and controls may not be sufficient;

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

Gerber's international sales, including United States export sales, represented approximately 68 percent of the company’s consolidated revenue for fiscal 2010.  Gerber expects that revenue from international markets will continue to represent a significant portion of total revenue and therefore the company will continue to face risks associated with international operations.

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

As of April 30, 2010, Gerber had a total of $45.0 million of indebtedness outstanding under its $75 million senior secured revolving credit facility.  This level of indebtedness may have important consequences.  For example, it may:

•	make it more difficult for Gerber to satisfy its financial obligations;
•	require Gerber to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness;
•	limit Gerber’s ability to react to changes to the economy or in its business or industry; and
•	place Gerber at a competitive disadvantage relative to companies that have less indebtedness.

Because borrowings under Gerber’s revolving credit facility accrue interest at variable rates, Gerber’s interest expense could increase if interest rates increase and it is not able to manage its related exposure through derivative financial instruments.

Gerber may be unable to comply with the financial covenants in its credit agreement unless it continues to generate sufficient operating cash flows.

Gerber’s ability to comply with the financial covenants under the credit agreement for its $75 million senior secured revolving credit facility depends primarily on its ability to generate sufficient operating cash flows.  Under its credit agreement, Gerber is subject to a maximum funded debt to consolidated EBITDA ratio, a minimum interest coverage ratio, a maximum capital expenditures covenant and a minimum asset coverage covenant, all as defined for purposes of the credit agreement.  Industry conditions and financial, business and other factors, including those Gerber identifies as risk factors in this report, will affect its ability to generate the cash flows it needs to meet those financial covenants.  Gerber’s failure to meet the covenants could result in a default and acceleration of repayment of the indebtedness under its revolving credit facility.  The credit agreement contains subjective acceleration clauses under which, upon the occurrence of a change in Gerber's financial condition, business or operations considered by the lenders to be materially adverse to Gerber, the lenders may cause amounts due under the agreement to become immediately due and payable.  If the maturity of Gerber’s indebtedness were accelerated, it would not have sufficient funds to pay such indebtedness.  In such event, Gerber’s lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of Gerber’s assets, to the extent permitted by the credit agreement and applicable law.

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

The development and expansion of Gerber’s business will require substantial investment.  If Gerber chooses to accelerate the expansion of its business or undertake significant acquisitions of other businesses, Gerber may require additional capital.  If Gerber cannot obtain additional equity or debt financing for such purposes on acceptable terms, the company could be at a competitive disadvantage relative to competitors with significant capital or the ability to raise significant capital for expansion.  The terms of any financing Gerber does obtain will be restricted by the terms of its existing debt agreement and may be burdensome to the company.

Credit market risk could adversely affect Gerber's investments, Gerber's ability to raise additional capital and the ability of its customers and suppliers to obtain financing needed to transact business with Gerber.

Distress in credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  Credit market risk could also adversely impact the performance of investments in Gerber's pension plans, resulting in unrealized temporary losses, realized losses, other-than-temporary impairment charges or a decline in the funded status of the pension plan.  Investments subject to credit market risk as of April 30, 2010 include investments held on behalf of Gerber's nonqualified supplemental pension plan in rabbi trust and within the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan.

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

Credit market risk could negatively impact customers' ability to obtain external financing to purchase Gerber's products and suppliers' ability to deliver goods to Gerber in accordance with their commitments.

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

Gerber may not effectively protect its intellectual property.

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

Gerber's businesses and operations are subject to the following factors, among others:

•	changes in general economic conditions and specific conditions in industries in which Gerber's businesses operate that can result in the deferral or reduction of purchases by end-use customers;
•	changes in the level of global corporate spending on technologies due to such economic conditions;
•	the effects of terrorist activity and international conflicts, which could lead to business interruptions;
•	the size and timing of significant orders, which can be non-recurring;
•	product configuration and mix;
•	market acceptance of new products and product enhancements;
•	announcements, introductions and transitions of new products by Gerber or Gerber's competitors;
•	deferrals of customer orders in anticipation of new products or product enhancements introduced by Gerber or Gerber's competitors;
•	changes in pricing in response to competitive pricing actions;
•	supply constraints;
•	the level of expenditures on research and development and sales and marketing programs;
•	Gerber's ability to achieve targeted cost reductions;
•	rising interest rates; and
•	costs associated with excess capacity or idle facilities.

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

Approximately 24 percent of Gerber's total assets consisted of goodwill as of April 30, 2010.  If Gerber makes changes in its business strategy or if market or other conditions adversely affect its business operations, Gerber may be required to record an impairment charge, which would lead to decreased assets and reduced net operating performance.  Gerber tests goodwill for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicates that impairment has occurred, Gerber would record an impairment charge for the difference between the carrying value of goodwill and the implied fair value of goodwill in the period the determination is made.  The testing of goodwill for impairment requires Gerber to make various assumptions, including significant estimates about its future performance and cash flows.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations and their future operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Changes in key assumptions about Gerber's business or actual performance compared with those assumptions and Gerber's future prospects or other assumptions could affect the fair value of one or more reporting units, which may result in an impairment charge.

Any significant impairment of Gerber's ability to realize its U.S. deferred tax assets would result in a decrease in Gerber's assets and reduction in Gerber's net income.

As of April 30, 2010, Gerber had net deferred tax assets of approximately $44.4 million, of which approximately $37.8 million relate to the United States.  These assets consist of tax credit carryforwards and other book-tax differences which are expected to provide tax benefit to Gerber in the future.  As of April 30, 2010, Gerber expected that the recorded net deferred tax assets are fully recoverable.  If Gerber’s future U.S. taxable income were to decline due to changes in business strategy, or if market or other conditions adversely affect its business operations, Gerber may be required to record a valuation allowance, which would lead to decreased assets and reduced net income.  Gerber continually monitors the ability to realize all deferred tax assets and will continue to do so going forward.  If Gerber were to determine that impairment of the ability to realize any deferred tax assets has occurred, Gerber would record a valuation allowance for the carrying value of those deferred tax assets in the period the determination is made.  The testing of Gerber’s ability to realize deferred tax assets requires Gerber to make various assumptions, including significant estimates about its future performance and cash flows.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, future legislative and regulatory changes, changes in underlying business operations and their future operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Changes in key assumptions about Gerber's business or actual performance compared with those assumptions and Gerber's future prospects or other assumptions could affect the fair value of one or more reporting units, which may result in recording a valuation allowance.

Risks Relating to Gerber's Sign Making and Specialty Graphics Segment

Unless GSP enhances and diversifies its product lines and accelerates the pace of new product development, it risks a loss of market share and declining operating results.

Gerber Scientific Products must enhance and diversify its product lines to make sign and specialty graphics production more efficient and cost effective.  GSP also must respond to the transition of sign shops to digital printing systems and the impact of this transition on GSP's sales of thermal transfer equipment and consumables.  Product development may be outpaced by advances in inks, substrate materials or print head technology that could alter the product preferences of end-use customers in a way that could adversely affect the level of market acceptance of GSP's future equipment offerings.

Gerber’s ability to sustain the commercialization of its Solara ion inkjet printer, introduced in fiscal 2009, and effectively minimize related warranty and service costs is subject to several market, product and customer risk factors.  These factors include how customers care for and maintain the machine and its operating environment; the life of the machine’s print heads; the effectiveness of cationic ink in inkjet applications; the availability of financing for customers to purchase the equipment; the speed and size of the overall economic recovery for this market segment; and the introduction of new, competing technologies.  Such factors could potentially lead to additional warranty and service costs, lower customer demand, potential asset impairment charges or the discontinuance of the platform.

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

GSP, as an original equipment manufacturer, and Spandex, as a distributor, must respond to the evolving product needs of their end-use customers.  A failure to meet customer requirements could negatively affect this segment's market position and operating results.  GSP and Spandex must also ensure that the products are operating correctly and that sales personnel and technicians are properly trained regarding the capabilities and calibration of new products.  The increased pace of technological advances and the proliferation of new products due to low industry barriers to entry has caused end-use customers to become increasingly dependent on Gerber's business units to maintain their expertise and perform these functions.  Their business could suffer if GSP and Spandex do not manage relationships with equipment and aftermarket suppliers in a manner that ensures that their end-use customers are satisfied with the services they provide.

Risks Relating to Gerber's Apparel and Industrial Segment

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

GC’s product distribution agreements with key distributors may not be renewed.

A portion of GC's revenue is derived from products that are developed and manufactured by third parties.  GC's distribution agreements are subject to renewal and if not renewed, GC could suffer the loss of distribution rights for products that make an important contribution to GC's operating results.

GC must successfully respond to market demands for new direct surfacing products or risk the loss of market share to competitors.

Demand for direct surfacing products is growing within the ophthalmic laboratory segment.  Direct surfacing, sometimes called digital surfacing or free-form lens processing, requires more precise and complex equipment.  If GC's equipment does not achieve sufficient market acceptance, this segment may lose market share, which could adversely affect Gerber's operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of April 30, 2010, Gerber maintained facilities at the following locations:

Type of Facility	Location	Square Feet

Corporate headquarters / manufacturing / office (L) (1,3)	South Windsor, Connecticut	250,000
Manufacturing / office (O) (1,2,3)	Tolland, Connecticut	224,000
Manufacturing / warehouse / office (L) (1,2,3)	Manchester, Connecticut	118,000
Manufacturing / office (O) (1)	Lancaster, England	125,000
Manufacturing / office (L) (2)	Ikast, Denmark	39,000
Manufacturing / office (O) (1)	Achern, Germany	56,000
Warehouse / sales and service office (L) (1,4)	Bristol, England	110,000
Manufacturing / warehouses / sales and service offices (L) (1,2,3,4)	Various	540,000
(O)	Company-owned
(L)	Leased
(1)	Sign Making and Specialty Graphics
(2)	Apparel and Industrial
(3)	Ophthalmic Lens Processing
(4)
As of April 30, 2010, the Company sublet 45,145 square feet in Bristol, England and 35,145 square feet in Toronto, Canada to independent third parties pursuant to subleases expiring over various periods.

Management believes that Gerber's facilities, which are utilized primarily on a single-shift basis with overtime, are adequate to meet Gerber's current requirements.  In general, Gerber uses short-term leases to rent warehouse, sales and service office space.  Corporate headquarters are rented under longer-term leases.  Facility lease costs totaled $8.9 million in fiscal 2010.  Gerber owns most machinery and equipment used in its operations and leases the remainder.  In fiscal 2010, machinery and equipment lease payments totaled $3.9 million.  For additional information about Gerber's leases, see Note 18 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Gerber is subject to governmental audits and proceedings and various claims and litigation relating to matters incidental to its business.  While the outcome of current pending matters cannot be predicted definitively, management has reviewed such matters and claims and consulted with Gerber's internal and external counsel and, after considering any applicable insurance coverage, does not believe that the ultimate resolution of any current pending claims or litigation will have a material adverse impact on Gerber's consolidated financial position, results of operations, cash flows, liquidity or competitive position.

ITEM 4.  (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents, as of May 31, 2010, certain information below about each of Gerber Scientific, Inc.'s executive officers and certain key employees over the past five years, including positions held with other companies and with subsidiaries of Gerber Scientific, Inc.  All officers serve at the discretion of the Board of Directors.

Name	Age	Position and Date of Initial Appointment	Principal Business Experience Since April 2005
Marc T. Giles	54	President and Chief Executive Officer (November 29, 2001)	---

Michael R. Elia	51	Executive Vice President, Chief Financial Officer (April 15, 2008) and Chief Accounting Officer (January 29, 2010)
Chief Financial Officer, Risk Management Solutions, Inc. (January 2008 – April 2008), a specialty service provider for the insured and alternative risk marketplace; Senior Vice President and Chief Financial Officer of FastenTech, Inc. (January 2004 - December 2007), a global metal products manufacturer

James S. Arthurs	66	Senior Vice President (September 30, 2002); President Asia-Pacific, Gerber Scientific, Inc. (February 1, 2005)	---

Patricia L. Burmahl	48	Senior Vice President, Global Human Resources (May 3, 2010)	Vice President, Worldwide Development HR, Pfizer (March 2007 – September 2008), a research-based pharmaceutical company; Vice President, Worldwide Research HR, Pfizer (January 2004 – February 2007)

Thomas P. Finn	50	Senior Vice President, Operations (February 15, 2010)
Executive VP, Operations Restructuring, Medis Technologies, Inc (January 2009 – May 2009), a fuel cell technology company; Independent Consultant, (January 2007 – January 2010), VP Supply Chain and Chief Supply Chain Officer – Asia Pacific & China, Lucent Technologies, Inc. (March 2000 – December 2006), a manufacturer of telecommunications equipment.

William V. Grickis, Jr.	59	Senior Vice President and General Counsel (October 1, 2003); Secretary (November 20, 2003)	---

John R. Hancock	63	Senior Vice President (December 7, 2001); President, Gerber Technology (February 1, 2005)	---

Alex F. Incera	46	President, Gerber Coburn (September 25, 2008)
General Manager, Gerber Coburn (January 2008 – September 24, 2008); Executive Director of Marketing, Gerber Coburn (October 2006 – January 2008); Vice President of Engineering, Gerber Coburn (March 1999-October 2006)

Rodney W. Larson	52	Senior Vice President (May 1, 2007); President, Spandex (July 1, 2007)
President, Gerber Coburn (March 2006 – July 2007); Independent consultant (2005 – April 2007); VP, Sales and Marketing, Key Technology (2003 - 2005), developer of automated inspection, sorting and material conveying solutions for process industries

Stephen P. Lovass	40	Senior Vice President; President, Gerber Scientific Products (February 11, 2008)	President, Gerber Coburn (July 1, 2007 – September 24, 2008); Vice President; President, Spandex (November 2006); Interim Group Managing Director, Spandex (February 2005 - November 2006)

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

	High	Low	Close
Fiscal 2010
First Quarter	$3.94	$2.16	$3.13
Second Quarter	$6.90	$3.03	$4.62
Third Quarter	$5.44	$4.28	$4.90
Fourth Quarter	$8.03	$4.91	$7.20
Fiscal 2009
First Quarter	$12.64	$8.74	$11.87
Second Quarter	$12.00	$4.18	$4.78
Third Quarter	$5.50	$1.79	$3.14
Fourth Quarter	$3.98	$1.65	$3.95

Record Holders
As of May 31, 2010, Gerber had approximately 1,129 holders of record of its common stock.

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

Repurchases of Common Stock
The following table provides information about Gerber's purchases of its common stock during the fiscal quarter ended April 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 – February 28, 2010	---	---	Not applicable	Not applicable
March 1, 2010 – March 31, 2010 (1)	40,469	$6.58	Not applicable	Not applicable
April 1, 2010 – April 30, 2010 (1)	6,990	$7.12	Not applicable	Not applicable
	47,459	$6.66	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber's 2006 stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

Stock Repurchase Plan
Pursuant to a November 1998 Board of Directors' resolution, Gerber is authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time, if management determines that market conditions so warrant.  Gerber purchased 1.0 million shares in fiscal 2000 and as of April 30, 2010, could purchase up to an additional 2.0 million shares pursuant to the 1998 resolution.

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

The following graph compares the cumulative return on Gerber's common stock over the past five fiscal years with the cumulative total return on shares of companies comprising the Standard & Poor’s SmallCap 600 Index and the Dow Jones US Electronic Equipment Index. Cumulative total return is measured assuming an initial investment of $100 on April 30, 2005, including reinvestment of dividends. Due to the diversity of businesses that Gerber conducts, it is difficult to identify a comparable peer group or one industry or line-of-business index for comparison purposes. Thus, Gerber has chosen to compare its performance to the Standard & Poor’s SmallCap 600 Index (which includes Gerber as a constituent) and to the Dow Jones US Electronic Equipment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Apr-05
Apr-06
Apr-07
Apr-08
Apr-09
Apr-10
Gerber Scientific, Inc.
S&P Smallcap 600
Dow Jones US Electronic Equipment

*$100 invested on 4/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

	Apr-05	Apr-06	Apr-07	Apr-08	Apr-09	Apr-10

Gerber Scientific, Inc.	100.00	146.47	141.38	130.93	55.79	101.69
S&P Smallcap 600	100.00	131.39	141.45	128.65	89.99	132.99
Dow Jones US Electronic Equipment	100.00	139.60	148.15	154.59	106.25	167.72

Chief Executive Officer and Chief Financial Officer Certifications
Gerber has filed with the SEC (as Exhibits to this Annual Report on Form 10-K) the certifications of Gerber's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 regarding Gerber's financial statements, internal control over financial reporting, disclosure controls and procedures and other matters.  In addition, following the fiscal 2009 annual meeting of shareholders, Gerber submitted to the NYSE in a timely manner the annual certification of the Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual that he was not aware of any violation by Gerber of the NYSE Corporate Governance Listing Standards.

ITEM 6.  SELECTED FINANCIAL DATA

	For the Fiscal Years Ended April 30,
In thousands, except per share amounts	2010	2009	2008	2007	2006
Revenue	$458,355	$498,940	$594,298	$536,375	$495,642
Income from continuing operations before cumulative effect of a change in accounting principle	$1,342	$4,801	$15,114	$13,992	$3,880
Per common share:
Basic	$0.05	$0.20	$0.64	$0.61	$0.17
Diluted	$0.05	$0.20	$0.64	$0.60	$0.17
Net (loss) income	$(1,458)	$2,236	$14,504	$13,508	$2,644
Per common share:
Basic	$(0.06)	$0.09	$0.62	$0.59	$0.12
Diluted	$(0.06)	$0.09	$0.61	$0.58	$0.12
Total assets	$351,877	$359,217	$378,539	$335,962	$310,480
Long-term debt (includes current maturities)	$45,000	$73,500	$42,000	$31,836	$37,120
Shareholders' equity	$158,206	$148,302	$169,563	$144,481	$125,616

During the fiscal year ended April 30, 2010, Gerber acquired Yunique in November 2009.

During the fiscal year ended April 30, 2009, Gerber acquired Gamma in September 2008 and Virtek in October 2008.

During the fiscal year ended April 30, 2008, Gerber adopted an accounting standard interpretation related to accounting for uncertainty in income taxes and recorded a $2.4 million decrease to shareholders' equity.

During the fiscal year ended April 30, 2007, Gerber adopted an accounting standard related to share-based payments and recorded $1.0 million, $1.3 million, $0.9 million, and $1.0 million in stock based-compensation expense related to stock options, net of tax ($0.04, $0.05, $0.04, and $0.04 per diluted share) for the fiscal years ended April 30, 2010, 2009, 2008 and 2007, respectively.  Also during the fiscal year ended April 30, 2007, Gerber adopted an accounting standard related to employers' accounting for defined benefit pension plans that resulted in a $4.2 million increase to total assets, a $0.5 million increase to other accrued liabilities and total current liabilities, a $12.6 million increase to other long-term liabilities, and a $8.9 million decrease to shareholders' equity, net of tax.

During the fiscal year ended April 30, 2006, Gerber adopted an accounting standard interpretation related to accounting for contingent asset retirement obligations and recorded a cumulative effect of a change in accounting principle of $0.3 million, net of tax ($0.01 per diluted share).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This management's discussion and analysis contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of Gerber, based on assumptions currently believed to be reasonable.  Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  These forward-looking statements include, among others, statements relating to:

•	expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
•	economic conditions;
•	planned cost reductions;
•	future cash flows and uses of cash and debt reduction strategies;
•	prospective product developments and business growth opportunities, as well as competitor product developments;
•	demand for products and services;
•	methods of and costs associated with potential geographic expansion;
•	regulatory and market developments and the impact of such developments on future operating results;
•	potential impacts from credit market risk;
•	future effective income tax rates;
•	the outcome of contingencies;
•	the availability and cost of raw materials; and
•	pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties are set forth in Item 1A, "Risk Factors" of this Annual Report on Form 10-K.  Gerber’s results of operations, financial condition or cash flows may be adversely affected by one or more of these factors.  Gerber does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of Gerber.

OVERVIEW AND OUTLOOK

Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related “aftermarket” supplies and spare parts for the sign making and specialty graphics industry, the apparel and flexible materials and composites industries and the ophthalmic lens processing industry through its global operations.

Gerber’s revenue is derived from the following operating segments, with business unit names displayed parenthetically:

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Sign Making and Specialty Graphics (Gerber Scientific Products, Gerber Innovations and Spandex)	$257,122	$282,420	$320,265
Apparel and Industrial (Gerber Technology)	155,145	162,965	207,945
Ophthalmic Lens Processing (Gerber Coburn)	46,088	53,555	66,088
Consolidated revenue	$458,355	$498,940	$594,298

The adverse economic environment that began mid-fiscal 2009 and persisted into fiscal 2010 resulted in lower equipment, aftermarket and service volume at Gerber in both fiscal 2010 and 2009.  Based upon market data, Gerber does not believe that it has lost market share in the key markets that it serves and does not believe that the revenue decline since fiscal 2008 represents an operating trend.  Gerber’s customers invest in capital equipment, and global capital equipment markets have been depressed in recent periods by negative macroeconomic conditions.  During the last quarter of fiscal 2010, revenue levels, orders and backlog increased as compared with the prior year, particularly within the Apparel and Industrial segment.  This increase is believed to be an indicator of the beginning of improved conditions in the markets in which the Gerber operating segments conduct business.

Despite the weak economy, Gerber’s overall sales strategy remains focused on new product development and geographic market expansion.  Gerber's product development process focuses on platform development that enables the company to leverage its product innovations with product extensions and add-ons.  Gerber's long-term growth strategy includes geographic expansion in Asian markets, particularly in China, and the addition of markets throughout South America.  Gerber pursues a number of initiatives intended to improve its operating efficiency and gross profit margins.  The strategies for improving gross margins include targeting the lowering of overhead costs, simplifying product cost structures through engineering design improvements, and expanding into new markets to improve factory absorption.  Gerber believes that the foregoing strategies will position Gerber for resumption in growth as markets begin to recover.

Cost control measures were implemented in fiscal 2009 and continued into fiscal 2010 to sustain profitability and mitigate the adverse impact of lower revenue volumes.  Such measures included a global workforce reduction of approximately 15 percent that was initiated in fiscal 2009 in recognition of global economic challenges and expected revenue volume declines, as well as a freeze of United States defined benefit pension plans as of April 30, 2009.  Benefits from the fiscal 2009 workforce reductions have been consistent with Gerber’s previously reported expectations for full year benefits.  Gerber expects that savings from these initiatives should continue to benefit future periods when sales volume improves.  Certain temporary actions were also taken in fiscal 2009 and fiscal 2010 in response to lower revenue volume that included a 10 percent salary reduction in the United States, a discontinuation of employer matching contributions to the U.S. 401(k) retirement plan, unpaid work furloughs and a four-day work week at certain facilities, as well as several discretionary cost control measures.  The 10 percent salary reduction was decreased to 7.5 percent in late fiscal 2010.  Gerber expects to continue to focus on closely managing its expenses in fiscal 2011 and subsequent fiscal periods.  Cost control measures were partially offset by restructuring and other expenses of $2.7 million in fiscal 2010 and $1.2 million in fiscal 2009.  Restructuring and other expenses included severance expenses associated with the workforce reductions.  Gerber continued to invest in its business in fiscal 2010 through focused research and development projects and business strategy planning.

The following table presents the components of operating income as a percentage of consolidated revenue.

	For the Fiscal Years Ended April 30,
	2010	2009	2008
Gross profit margin	29.4%	28.8%	30.1%
Selling, general and administrative ("SG&A") expenses	(23.1)%	(23.0)%	(21.5)%
Research and development	(4.0)%	(4.2)%	(4.4)%
Restructuring and other expenses	(0.7)%	(0.3)%	---
Operating income	1.6%	1.3%	4.2%

As compared with fiscal 2010, net income and earnings per share in fiscal 2009 were favorably impacted by a tax benefit of $3.2 million from the merger of two French subsidiaries and a pre-tax gain of $0.6 million from the sale of a Gerber Coburn Australian facility, and were adversely impacted by $2.3 million of pre-tax impairment charges related to an investment deemed other-than-temporarily impaired.  As compared with fiscal 2010 and fiscal 2009, net income and earnings per share in fiscal 2008 included the benefit of non-recurring pre-tax gains of $2.3 million related to the sale of a land parcel and the sale of the Ophthalmic Lens Processing segment's Innovations software.
As part of Gerber’s business strategy, management continually reviews and evaluates the risk and opportunities with its existing business segments.  As a result of these reviews, Gerber may acquire “bolt-on” businesses to supplement growth and product development or divest businesses that no longer fit its core long-term growth strategy due to less attractive industry fundamentals or reduced long-term returns.

During fiscal 2010, Gerber completed an acquisition of Yunique Solutions, Inc., or “Yunique,” a software development company serving apparel and flexible materials industries with annual unaudited historical revenue of approximately $1.5 million.  This acquisition is expected to enhance Gerber’s existing product lifecycle management and product data management software offerings.  In fiscal 2009, Gerber acquired Virtek Vision International, Inc., or “Virtek,” a manufacturer of precision laser-based templating and inspection solutions.  In fiscal 2009, Gerber also acquired Gamma Computer Tech Co., Ltd., or

“Gamma,” in China to expand Gerber’s manufacturing operations in China.  Together, these three acquisitions generated revenue of $19.1 million in fiscal 2010.  Virtek and Gamma together generated revenue of $11.5 million in fiscal 2009.

During fiscal 2010, Gerber also completed four non-core asset sales.  Gerber sold its laser marking and engraving business unit, FOBA Technology + Services GmbH, or “FOBA,” in September 2009.  FOBA was previously reported within the Apparel and Industrial segment.  Also in September 2009, Gerber sold ND Graphics, a Canadian business unit of Gerber Scientific Products.  Gerber closed the majority of its Spandex Poland operations during October 2009.  In April 2010, certain assets of Spandex New Zealand and Gerber Coburn Australia were sold.  Subsequent to these asset sales, the divisions were substantially closed.  The results of these five businesses are presented as discontinued operations for all periods presented in this Annual Report on Form 10-K.

With proceeds from non-core asset sales and operating income, Gerber repaid $28.5 million of its debt during the fiscal year ended April 30, 2010.  Gerber was in compliance with its credit facility financial covenants as of April 30, 2010.

The difficult market environments that adversely impacted fiscal 2010 and fiscal 2009 results appear to be recovering based upon increased order and quote activity across most of Gerber’s business lines as evidenced by product demand during the fourth quarter of fiscal 2010.  Gerber plans to continue to execute its strategy to streamline its global operations and permanently reduce its cost structure in fiscal 2011.  In June 2010, Gerber announced a consolidation of its Massachusetts production facility into its Connecticut production facilities.  While this facility consolidation plan is anticipated to result in restructuring and other expenses of approximately $1.1 million in fiscal 2011, future annual rent and other building costs should decrease with expected annual savings of approximately $0.9 million.  As Gerber continues to analyze other strategies to streamline business processes and lower overhead costs, Gerber may incur severance and other expenses in fiscal 2011.

RESULTS OF OPERATIONS

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Revenue	$458,355	$498,940	$594,298
Cost of sales	323,722	355,325	415,518
Gross profit	134,633	143,615	178,780
Selling, general and administrative expenses	106,062	114,607	127,555
Research and development	18,517	21,123	26,187
Restructuring and other expenses	2,654	1,168	250
Operating income	$7,400	$6,717	$24,788

Gerber generates a substantial portion of its revenue from sales to non-U.S. markets.  Gerber therefore analyzes its results of operations on a constant currency basis, excluding the impact of foreign currency translation.  The impact of foreign currency translation on the operating performance quantified within this management’s discussion and analysis was estimated by comparing translated amounts at the fiscal 2010 average foreign exchange rates with the historical comparison period average foreign exchange rates.

Revenue – In fiscal 2010, consolidated revenue decreased $40.6 million, or 8.1 percent, from fiscal 2009.  Fiscal 2009 revenue decreased $95.4 million, or 16.0 percent, from fiscal 2008.  Foreign currency translation favorably impacted fiscal 2010 revenue by approximately $5.9 million as a result of the United States dollar weakening against several other currencies in which Gerber transacts business as compared with fiscal 2009.  Foreign currency translation negatively impacted fiscal 2009 revenue by approximately $14.6 million as a result of the United States dollar strengthening against several other currencies in which Gerber transacts business as compared with fiscal 2008.  Lower sales volume negatively impacted revenue by approximately $54.2 million in fiscal 2010 as compared with fiscal 2009 and negatively impacted revenue by approximately $96.5 million in fiscal 2009 as compared with fiscal 2008.  The lower sales volume in both periods was primarily attributable to adverse economic conditions impacting each region in which Gerber sells its products.  Partially offsetting lower sales volume in both periods, incremental revenue from recent acquisitions was $6.8 million in fiscal 2010 and $11.5 million in fiscal 2009.  Pricing benefited revenue $1.0 million in fiscal 2010 and $4.2 million in fiscal 2009 as compared with the respective prior year periods.

The following table provides revenue by source for the fiscal years ended April 30, 2010, 2009 and 2008:

	For the Fiscal Years Ended April 30,
In thousands	2010		2009		2008
Equipment and software revenue	$119,105	26.0%	$141,965	28.5%	$196,303	33.0%
Aftermarket supplies revenue	274,334	59.8%	285,818	57.2%	324,591	54.6%
Service revenue	64,916	14.2%	71,157	14.3%	73,404	12.4%
Revenue	$458,355	100.0%	$498,940	100.0%	$594,298	100.0%

Adverse economic conditions softened demand and restricted availability of credit, making it difficult for certain customers to obtain financing for potential equipment purchases.  Aftermarket supplies and service revenues both provide a source of repeat business revenue after the initial equipment sale.  As a result, the percentage declines for aftermarket supplies and service revenues from the prior fiscal years were not as significant as the percentage declines in equipment sales revenue.

Despite the weakened global economic environment, Gerber continued to focus on new equipment and software product development.  In fiscal 2010, Gerber launched the Ophthalmic Lens Processing segment eco-friendly E2G Blocking System for the wholesale market.  In fiscal 2009, Gerber launched the Solara ion, a wide-format ultraviolet inkjet printer for the Sign Making and Specialty Graphics segment and the Z7 GERBERcutter, a high performance multi-ply cutting system within the Apparel and Industrial segment.  In fiscal 2008, Gerber launched Fashion Lifecycle Management® within the Apparel and Industrial segment for product lifecycle management and the DTL200 generator and MAAT polisher, which together form the basis for the Advanced Lens Processing System with free-form capability within the Ophthalmic Lens Processing segment.  Revenue from all key new products was $16.6 million in fiscal 2010, $32.7 million in fiscal 2009 and $36.7 million in fiscal 2008.  Gerber believes that revenue from key new product launches in fiscal 2010 and 2009 were depressed as a result of the weak global economy and adverse credit market conditions that reduced credit availability for potential customers.  Gerber believes that it is well positioned to capitalize on demand for these products when the economies in its various markets recover.

Aftermarket supplies revenue decreased 4.0 percent from fiscal 2009 to fiscal 2010 and 11.9 percent from fiscal 2008 to fiscal 2009.  The decreases were primarily attributable to lower sales volume at Gerber's end-user customer locations within the Sign Making and Specialty Graphics segment and, in fiscal 2009, unfavorable foreign currency translation compared with the prior year period.  Typically, aftermarket supplies sales of replacement parts and consumables remain relatively stable due to the large base of installed equipment in use, even during periods of economic volatility.

Service revenue decreased 8.8 percent from fiscal 2009 to fiscal 2010 and 3.1 percent from fiscal 2008 to fiscal 2009.  The equipment installed base and related service contracts from prior fiscal years partially mitigated the full impact of adverse economic conditions on fiscal 2009 and 2010 service revenue.  Service revenue, like revenue from sales of aftermarket supplies, typically remains relatively stable due to the installed equipment base.

As an international company, Gerber's operating results are affected by global and industrial factors.  Global geographic sales expansion and industry diversification, both of which are key Gerber operating strategies, help to limit the adverse impact of any one industry or the economy of any single country on Gerber's consolidated revenue and operating results.  In fiscal 2011, Gerber expects to continue to focus both on its domestic and international operations by promoting new product launches worldwide and conducting business in targeted markets, particularly in the Rest of World region.  Revenue by geographic region and as a percentage of consolidated revenue in fiscal 2010, 2009 and 2008 was as follows:

	For the Fiscal Years Ended April 30,
In thousands	2010		2009		2008
North America	$153,877	33.6%	$183,513	36.8%	$174,305	29.3%
Europe	209,021	45.6%	232,717	46.6%	287,877	48.5%
Rest of World	95,457	20.8%	82,710	16.6%	132,116	22.2%
Revenue	$458,355	100.0%	$498,940	100.0%	$594,298	100.0%

North America markets showed improvement in fiscal 2009 and then experienced deterioration in fiscal 2010.  The improvement in fiscal 2009 reflected the contribution of incremental revenue from the Virtek acquisition, which was more than offset in fiscal 2010 by continued weak demand from North America sign making and specialty graphics distributors and ophthalmic markets.  The reduced ophthalmic market demand reflected, in addition to weakened global economic conditions, the impact of continued industry consolidation efforts affecting larger laboratories.  The fiscal 2010 and fiscal 2009 declines in revenue experienced in Europe reflected lower demand as a result of global economic factors, beginning particularly in the second half of fiscal 2009, as well as the impact of unfavorable foreign currency translation in fiscal 2009.  The increase in the Rest of World revenue in fiscal 2010 was primarily related to growing equipment and software demand from apparel markets within Asia.  The significant decline in fiscal 2009 from fiscal 2008 in these markets was also associated with the economic downturn, which was first evidenced in the Rest of World region within the Apparel and Industrial segment.  Gerber reported revenue from sales to greater China of $24.7 million, $19.4 million and $32.4 million for fiscal years 2010, 2009 and 2008, respectively.  Gerber believes that the China revenue declines in fiscal 2010 and 2009 as compared with fiscal 2008 were attributable to the weak global economy and are not indicative of a fundamental change in the demand for its products in the greater China market.

The following table provides backlog information as of April 30, 2010 and 2009.  The overall increase in backlog was attributable to the Apparel and Industrial segment, indicating some improvements in market conditions for that segment that were experienced in the fourth quarter of fiscal 2010.  The decline in backlog for the Sign Making and Specialty Graphics segment reflected lower equipment demand.

In thousands	April 30, 2010	April 30, 2009
Backlog:
Sign Making and Specialty Graphics	$1,007	$1,636
Apparel and Industrial	25,646	21,800
Ophthalmic Lens Processing	1,550	1,200
	$28,203	$24,636

Gross Profit – Gross profit and gross profit margin for the past three fiscal years is shown in the following table:

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Gross profit	$134,633	$143,615	$178,780
Gross profit margin	29.4%	28.8%	30.1%

Fiscal 2010 gross profit decreased 6.3 percent compared with fiscal 2009 directly as a result of the 8.1 percent decline in revenue.  Fiscal 2009 gross profit decreased 19.7 percent compared with fiscal 2008 directly as a result of the 16.0 percent decline in revenue.  Fiscal 2010 gross profit benefited from $2.3 million of favorable foreign currency translation, while fiscal 2009 gross profit was unfavorably impacted by $6.1 million of foreign currency translation.  Depressed revenue volumes in fiscal 2010 and fiscal 2009 resulted in unfavorable absorption of fixed manufacturing costs and resulted in lower gross profits for both years.  In fiscal 2010 and fiscal 2009, to address the impact of lower revenue on gross profit, Gerber initiated cost savings actions that included temporary salary reductions and work furloughs.  Actions were also taken to reduce the overall workforce size in fiscal 2009.  Fiscal 2009 gross profit included severance costs of $0.8 million related to these actions.  Fiscal 2009 gross profit benefited from the incremental contribution from operations of the acquired businesses.  In fiscal 2011, Gerber will seek to improve gross profit by reducing plant overhead costs and designing existing products with a lower cost structure, and anticipates that gross profit will also be favorably affected by increased sales volume as the economy improves.  As plans to reduce overhead costs are developed, Gerber may incur restructuring and other expenses for facility consolidation efforts.

Gerber's gross profit margin increased 0.6 percentage points in fiscal 2010 as compared with fiscal 2009 and declined 1.3 percentage points in fiscal 2009 as compared with fiscal 2008.  The improvement in fiscal 2010 was driven by actions to lower Gerber’s cost structure that resulted in lower labor expenses.  Fiscal 2009 cost of sales included incremental costs associated with the Virtek and Gamma acquisitions of $0.9 million and severance of $0.8 million, which negatively impacted fiscal 2009 gross profit margin in total by 0.4 percentage points.  Gerber anticipates that the actions and expected economic recovery described above which are expected to improve gross profit in fiscal 2011 also will favorably impact gross profit margin.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	Change		2009	2008	Change
Selling, general and administrative expenses	$106,062	$114,607	(7.5%	)	$114,607	$127,555	(10.2%	)

The significant decline in SG&A expenses in fiscal 2010 and fiscal 2009 as compared with fiscal 2008 was attributable to proactive implementation of cost savings measures in both years.  In fiscal 2010, Gerber’s U.S. employee base received 90 percent of full salary through March 2010 and 92.5 percent of full salary in April 2010.  In addition, during fiscal 2010, the U.S. employee base had both two weeks of unpaid furlough and additional required vacation usage periods.  The U.S. pension plan was frozen as of April 30, 2009, which resulted in lower pension expenses, and the U.S. 401(k) plan employer matching contributions were suspended during fiscal 2010.  In fiscal 2009, the global workforce was reduced by 15 percent, the U.S. employee base received 90 percent of full salary for approximately three months, and employer matching contributions to the U.S. 401(k) plan ceased in January 2009.  In addition, during fiscal 2009, the U.S. employee base had both one week of unpaid furlough and additional required vacation usage periods.  The workforce reductions and the U.S. pension plan freeze are expected to be sustainable cost reductions when the economy recovers.  The remaining cost savings measures were temporary actions.  Pension plan expenses in the United States were $2.1 million in fiscal 2010, $4.4 million in fiscal 2009 and $2.9 million in fiscal 2008.  Fiscal 2009 pension expenses included a $0.5 million curtailment loss recognized as a result of the pension plan freeze.  Fiscal 2010 results included a $0.5 million noncash benefit from a favorable tax accrual adjustment.  Partially offsetting these lower costs, fiscal 2010 and fiscal 2009 SG&A included incremental expenses from acquired companies of $2.7 million in fiscal 2010 and $3.4 million in fiscal 2009.  SG&A expenses in fiscal 2008 included incentive compensation expense of $3.2 million and $0.9 million in professional fees related to Gerber's adoption of an accounting standard related to uncertain income tax provisions.  Those higher costs were partially offset by a gain of $1.0 million on the sale of assets within the Ophthalmic Lens Processing segment.

Gerber plans to continue to closely manage expenses in fiscal 2011 and will seek to limit increases in SG&A to investments in sales and marketing efforts for strategic growth and to phase out the temporary cost cutting measures described above.

Research and Development

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	Change		2009	2008	Change
Research and development ("R&D")	$18,517	$21,123	(12.3%	)	$21,123	$26,187	(19.3%	)

Gerber is committed to new product development and believes that such efforts are important to its prospects for profitable growth.  R&D as a percentage of revenue remained steady at approximately 4.0 percent in the past three fiscal years.  The lower expenses in fiscal 2010 and 2009 as compared with fiscal 2008 reflected the impact of workforce reductions, and were partially offset by incremental development costs incurred by acquired companies of $0.8 million in fiscal 2010 and $0.7 million in fiscal 2009.  Fiscal 2011 research and development projects are expected to be limited to strategic new products and sustaining engineering of existing products, which includes potential design changes to lower product costs.
Restructuring and Other Expenses

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Restructuring and other expenses	$2,654	$1,168	$250

Restructuring and other expenses consist of severance costs, acquisition costs, asset impairment charges and facility restructuring charges.  As a result of the adoption of updated business combination accounting rules on May 1, 2009, both acquisition and restructuring costs associated with a business combination are expensed.

In fiscal 2010, Restructuring and other expenses included severance costs of $0.4 million that were associated with the termination of certain employees that became redundant upon the acquisition of Yunique.  Such costs were recorded within the Apparel and Industrial segment.  Gerber does not anticipate any future additional restructuring costs associated with this action.

Fees of $0.6 million associated with the Yunique acquisition were also included in fiscal 2010 restructuring and other expenses and were recorded within the Corporate segment.  Finance restructuring and other severance costs of $1.3 million were also recorded in fiscal 2010 as a result of business process improvement initiatives that included the outsourcing of certain functions as well as overall headcount reductions.  These costs were recorded within the Corporate segment.  Gerber continues to evaluate its workforce based on expected future business size.  Expenses associated with discontinuance of certain patents of $0.4 million were also recorded as Restructuring and other expenses within the Corporate segment for the year ended April 30, 2010.

In fiscal 2009, Gerber reduced its global workforce and incurred severance expenses of $1.9 million.  Of this amount, the Sign Making and Specialty Graphics segment incurred $0.7 million, the Apparel and Industrial segment incurred $1.0 million and the Ophthalmic Lens Processing segment incurred $0.1 million.  The fiscal 2009 severance costs were paid in full by April 30, 2010.  Expenses associated with discontinuance of certain patents of $0.1 million were also recorded as Restructuring and other expenses within the Corporate segment for the year ended April 30, 2009.  In fiscal 2009, Gerber completed a facility rationalization plan for its Connecticut locations and determined that it would reoccupy a previously vacated leased facility.  This determination resulted in the reversal of a previously established leased facility restructuring reserve and generated a $0.9 million benefit.  This benefit was reflected in the Sign Making and Specialty Graphics segment, as the initial charge was recorded to this segment’s performance in fiscal 2004.  Gerber continues to review its facility usage.  If any of Gerber’s leased facilities were to become vacant in future periods, Gerber may incur restructuring charges to vacate leased facilities prior to the lease expiration dates and employee severance costs associated with relocating operations.

Expenses associated with discontinuance of certain patents of $0.3 million were recorded as Restructuring and other expenses within the Corporate segment for the year ended April 30, 2008.

Other Income (Expense), net

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Other income (expense), net	$(1,366)	$(2,804)	$264

In fiscal 2010, 2009 and 2008, other income (expense) primarily included bank fees, interest income and foreign currency transaction gains and losses for all periods presented.

Other income (expense) in fiscal 2009 also included a $2.3 million non-cash charge related to the recording of an other-than-temporary impairment of an available-for-sale investment.  Although Gerber anticipates that this investment will recover its value over time, the duration of the loss and the inability to predict when the United States stock markets will recover resulted in Gerber determining that this investment was other-than-temporarily impaired during fiscal 2009.  Also included in fiscal 2009 results was a $0.7 million loss from a derivative transaction.

Other income (expense) in fiscal 2008 also included a gain on the sale of a parcel of land in Connecticut of $1.3 million.

Interest Expense

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Interest expense	$4,160	$3,133	$3,895
Weighted-average credit facility interest rates	7.2%	5.7%	8.6%

Interest expense includes interest costs incurred related to Gerber's borrowings, the amortization of debt issuance costs and early debt extinguishment charges.  Weighted-average credit facility interest rates include the amortization of debt issuance costs and interest expenses allocated to discontinued operations, and exclude early debt extinguishment charges.  Weighted-average credit facility interest rates are calculated using average monthly debt.  Gerber's interest rates are based on market rates plus an applicable margin.  To lock in fixed interest rates, Gerber entered into two interest rate swap agreements in fiscal 2009, each with two-year terms, to fix the interest rates on $45.0 million of its variable-interest rate debt.  The interest rate swap for $20.0 million of debt expired in May 2010 and the interest rate swap for $25.0 million of debt expires in November 2010.

Gerber entered into its current credit facility in January 2008 and entered into amendments to the facility terms in March 2009 and November 2009.  The March 2009 amendment resulted in an increase in Gerber's cost of borrowing by approximately one percentage point from the January 2008 levels, while the November 2009 amendment did not change borrowing rates.  Gerber incurred a $0.4 million early debt extinguishment charge in connection with the November 2009 amendment and the early repayment of $6.0 million in principal of outstanding Variable Rate Demand Industrial Development Bonds.  Gerber incurred a $0.3 million loss for the write-off of certain deferred financing costs in connection with the March 2009 amendment.  In connection with a January 2008 credit facility refinancing, Gerber incurred a $0.3 million loss from the early extinguishment of debt related to the remaining capitalized deferred debt issuance costs associated with its previous credit facilities.

Gerber has allocated interest expense to discontinued operations, as proceeds from the sales of FOBA and ND Graphics were required to reduce the outstanding credit facility obligation.  Gerber allocated $0.3 million of interest expense to discontinued operations for fiscal 2010, $0.6 million for fiscal 2009 and $0.3 million for fiscal 2008.

Interest expense in fiscal 2010 increased $1.0 million from fiscal 2009.  Interest rates charged on credit facility borrowings were increased 1.0 percentage point as a result of the March 2009 amendment.  The higher rates were charged for twelve full months of fiscal 2010 and only for two months of fiscal 2009, which resulted in an increase in the weighted-average credit facility interest rates in fiscal 2010.  In fiscal 2010, Gerber repaid $28.5 million of its outstanding debt, and the resulting lower debt levels partially offset the increased interest from higher weighted-average credit facility interest rates.

Interest expense in fiscal 2009 decreased $0.8 million from fiscal 2008.  Fiscal 2009 interest expense benefited from lower interest rates pursuant to the fiscal 2008 credit facility refinancing.  Fiscal 2008 interest expense was impacted for four months by the refinancing.

Income Tax Expense (Benefit)

	For the Fiscal Years Ended April 30,
	2010	2009	2008
Effective tax rate	28.4%	(515.5)%	28.6%

Gerber’s fiscal 2010 effective tax rate was lower than the statutory rate of 35.0 percent as a result of the favorable settlement of a foreign tax audit, benefits from the utilization of certain foreign net operating losses which had been previously reserved, international tax rate differences and changes in earnings mix.

During fiscal 2009, Gerber merged its two French subsidiaries in order to avoid redundant administrative costs and simplify the capital structure of the entities.  The total of net operating loss carryforwards available with respect to these subsidiaries immediately prior to the merger was $10.3 million.  As a result, it is more likely than not that the tax benefits from the loss carryforwards of the merged entity will be realized, and accordingly Gerber reversed a $3.2 million valuation reserve against the loss carryforwards.  Gerber's effective tax rate would have been 99.7 percent for fiscal 2009, excluding the non-recurring tax benefit from the merger of the French subsidiaries, as compared with the statutory rate of 35.0 percent.  The remaining 64.7 percentage point difference from the statutory rate of 35.0 percent primarily reflected adjustments to tax contingencies and the effects of international rate differences.

Reconciling differences for fiscal 2008 from the statutory rate of 35.0 percent were primarily attributable from foreign tax rate differentials, as well as adjustments to tax contingency reserves.  Benefits related to tax credits based on research and development costs also favorably impacted the effective tax rate in fiscal 2008.

As of April 30, 2010, Gerber had net deferred tax assets of approximately $44.4 million, of which approximately $37.8 million relate to the United States.  In each tax jurisdiction, deferred tax assets are assessed for realizability based on all evidence available, including historical earnings, projected earnings and tax planning strategies.  Given recent losses within the United States, Gerber is closely monitoring the realizability of the U.S. deferred tax assets.  As of April 30, 2010, Gerber expected that the recorded net deferred tax assets are fully recoverable.  If future reassessment of the realizability results in management’s determination that it is more likely than not that these assets would not be realized, a valuation reserve would be recorded.

Discontinued Operations

On September 1, 2009, Gerber sold FOBA to ALLTEC Angewandte Laserlicht Technologie GmbH, the laser business unit of Videojet Technologies Inc, for a net sales price of approximately $8.8 million.  FOBA, acquired in October 2008 as part of the acquisition of Virtek, was sold because it was not considered a core strategic focus for Gerber.

Gerber sold substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment, to a group of investors led by the President of ND Graphics on September 30, 2009 for a net sales price of approximately $5.3 million.

Gerber also closed the majority of its Spandex Poland operations during the fiscal quarter ended October 31, 2009 and its Spandex New Zealand and Gerber Coburn Australia operations during the fiscal quarter ended April 30, 2010.  The results of the Spandex Poland and Spandex New Zealand business were previously reported within the Sign Making and Specialty Graphics segment and the results of the Gerber Coburn Australia operations were previously reported within the Ophthalmic Lens Processing segment.

SEGMENT REVIEW

Sign Making and Specialty Graphics

The Sign Making and Specialty Graphics segment has emphasized the development and sale of the Solara ion family of inkjet products, which utilize Gerber's patent pending Cold Fire Cure process and GerberCAT cationic inks.  The Cold Fire Cure process offers high-quality material compatibility and extends the life of curing lamps used in UV printing due to lower energy output and heat generation.  GerberCAT cationic ink, which offers a matched print technology engine, enables printing on a wide array of both rigid and flexible substrates with high-quality adhesion, abrasion resistance and color output.  While market demand for inkjet printers is outpacing that of thermal printers, Gerber maintains a leadership position in the thermal imaging products line and believes that there is a continuing role for thermal imaging printers due to the large base of thermal printers still in use today.  The majority of Spandex's sales consist of sales of aftermarket supplies, including inks and vinyls.  These sales typically provide a steady stream of revenue, although volumes fluctuate based on external demand for signage.

	For the Fiscal Years Ended April 30,
	2010			2009			2008
In thousands	GSP	Spandex	Total	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$45,141	$211,981	$257,122	$57,460	$224,960	$282,420	$68,769	$251,496	$320,265
Operating (loss) income	$(5,539)	$12,461	$6,922	$(1,078)	$10,459	$9,381	$1,407	$11,656	$13,063

Fiscal 2010 segment revenue decreased $25.3 million, or 9.0 percent, from fiscal 2009, which included the favorable impact on Spandex’s revenue of foreign currency translation of approximately $3.6 million compared with fiscal 2009.  Fiscal 2009 segment revenue decreased $37.8 million, or 11.8 percent, from fiscal 2008, which included the negative impact on Spandex’s revenue of foreign currency translation of approximately $11.4 million compared with fiscal 2008.  Gerber believes that the weak global economy, which caused uncertainty and reduced end-market product demand for its customers, combined with reduced credit availability to finance purchases, adversely affected demand for the segment's products and caused the majority of the remaining revenue decline in both business units for both periods.  Lower than anticipated revenue from the Solara ion in fiscal 2010 was driven by overall economic conditions that have continued to create customer hesitation in committing to capital purchases, continued reduction of credit availability to finance purchases and warranty-related field issues.  Gerber believes it has identified the warranty-related issues and is continuing to seek to resolve the issues through its product improvement program.  Additionally, actions by several of Gerber’s distributors to reduce inventory of demonstration equipment in preparation for the upcoming release of the new Solara ion high resolution system are believed to have affected demand.  Fiscal 2009 equipment revenue benefited from the initial launch of the Solara ion in that fiscal year.  GSP did not record any patent licensing revenue in fiscal 2010, while it recorded $0.5 million of such revenue in fiscal 2009 and $2.3 million in fiscal 2008.  Licensing revenue is not a predictable, recurring revenue source.  Aftermarket revenue declines are believed to be consistent with the sign making and specialty graphics current market conditions for the markets served by Gerber and therefore are not believed to be indicative of a loss of market share.  The revenue decline in Spandex's aftermarket supplies represented the majority of the business unit's decline in revenue for fiscal 2010 and fiscal 2009 from fiscal 2008.

Recent cost savings actions allowed this segment, driven by the Spandex business unit, to remain profitable.  Spandex reported improved operating income, despite lower revenue in fiscal 2010.  This improvement occurred despite a $1.6 million reduction in vendor rebates in fiscal 2010 as compared with fiscal 2009 as a result of lower volume purchases, and was driven by the positive impact of recent cost savings measures that included a reduced workforce.  Foreign currency translation provided approximately $0.7 million of the increase in fiscal 2010 as compared with fiscal 2009.  Fiscal 2009 included incremental bad debt expenses of $0.5 million primarily related to economic conditions in Europe.  GSP’s operating loss in fiscal 2010 reflected unfavorable absorption of fixed manufacturing costs on a lower revenue base and also included incremental warranty costs associated with the Solara ion.  GSP’s operating loss was mitigated by recent cost savings actions and a $0.5 million noncash benefit from a favorable tax accrual adjustment.  Gerber believes that its continued focus on controllable expenses, improved volumes and lower warranty expenses will improve future profitability of this segment when the economy stabilizes.

Segment operating income in fiscal 2009 was lower than in fiscal 2010 primarily as a result of lower revenue volume and approximately $0.3 million of unfavorable foreign currency translation.  GSP’s operating loss in fiscal 2009 was partially mitigated by a $0.9 million non-cash benefit attributable to management’s decision to utilize a leased facility that was previously vacated.  Fiscal 2009 segment operating profit included severance costs associated with the workforce reductions and higher bad debt expense associated with the economic conditions as compared with fiscal 2008.  Fiscal 2009 savings from the workforce reductions and lower R&D spending partially mitigated the overall decline in operating profit.  Fiscal 2008 R&D spending was $2.6 million higher than in fiscal 2009, as fiscal 2008 R&D expenses included incremental costs to develop the Solara ion.

Apparel and Industrial

The Apparel and Industrial segment is focused on growth through continued penetration of Asian markets and expansion through bolt-on acquisitions.  In fiscal 2010, Gerber acquired Yunique, a software company located in New York.  Yunique is expected to enhance Gerber’s existing product lifecycle management and product data management software offerings.  In fiscal 2009, Gerber acquired Gamma, a China-based manufacturer of equipment for apparel and flexible materials companies, and Virtek, a manufacturer of precision laser-based templating and inspection solutions used in composites material manufacturing.  Virtek, headquartered in Canada, primarily serves global customers in the prefabricated construction and transportation industries.

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Segment revenue	$155,145	$162,965	$207,945
Segment operating income	$18,342	$15,352	$29,177

Fiscal 2010 segment revenue decreased $7.8 million, or 4.8 percent, from fiscal 2009 and included the positive impact of approximately $2.0 million from foreign currency translation compared with fiscal 2009.  Fiscal 2009 segment revenue decreased $45.0 million, or 21.6 percent, from fiscal 2008 and reflected the negative impact of approximately $2.2 million from foreign currency translation compared with fiscal 2008.  Gerber believes that the decline in revenue in both periods was primarily attributable to the weak global economy, which created uncertainty and reduced end-market product demand for Gerber Technology's customers, and reduced credit availability to finance purchases.  Gerber believes this decline in revenue does not represent a loss of market share for the company, but rather reflects the adverse impacts of the economy on demand for Gerber Technology's products among the business unit's customers.  Partially offsetting these macroeconomic impacts, fiscal 2010 revenue included incremental revenue of $6.8 million from the acquisitions of Yunique, Virtek and Gamma and fiscal 2009 revenue included incremental revenue of $11.5 million from the acquisitions of Virtek and Gamma.  Revenue is expected to improve in fiscal 2011, with indications of economic improvements in the second half of fiscal 2010 including increased orders within Asian apparel markets.  Within greater China, a key growth market, revenue was $23.4 million in fiscal 2010, $18.5 million in fiscal 2009 and $30.5 million in fiscal 2008.  Gerber believes that the revenue improvement in fiscal 2010 indicates that the economy in Asia is beginning to recover from the downturn in fiscal 2009.  Key new products revenue of $9.5 million in fiscal 2010, $13.5 million in fiscal 2009 and $19.4 million in fiscal 2008 reflected the introduction of several new equipment products over the last three fiscal years, including the Z7 GERBERcutter, a high performance multi-ply cutting system launched in fiscal 2009.  Gerber believes the new product launches were negatively impacted by global economic factors.

Fiscal 2010 segment operating income increased $3.0 million from fiscal 2009, despite lower revenue.  The increase in fiscal 2010 primarily reflected the positive impact of permanent and temporary cost reduction strategies and a full year of profit contribution from the recently acquired Virtek business.  Segment operating income in both fiscal 2010 and fiscal 2009 was negatively impacted by lower software and equipment gross profit contribution and unfavorable absorption of fixed manufacturing costs as a result of the lower factory volume.  Workforce reduction actions, an absence of incentive compensation costs, discretionary spending controls and lower sales and marketing expenses mitigated the full impact of lower revenue on operating income for both fiscal 2010 and fiscal 2009.  Fiscal 2010 results included severance costs of $0.4 million related to the termination of employees that became redundant with the Yunique acquisition.  Fiscal 2009 results included severance costs of $1.0 million related to the fiscal 2009 workforce reductions, which were implemented beginning in August 2009, with the result that the annual cost savings of the reduced workforce were not fully realized until fiscal 2010.

Ophthalmic Lens Processing

The production of free-form lenses represents a growing trend within the ophthalmic industry.  Free-form lens processing allows the production of a progressive (no-line, multi-focal) lens surface through machining rather than casting or molding processes, and enables the lens laboratory to provide other value-added characteristics to the lens.  In late fiscal 2009, Gerber launched new products incorporating free-form capability, which are particularly attractive to larger laboratories.  These products include the DTL200 generator and the MAAT polisher, which together form the basis for the Advanced Lens Processing System, or "ALPS," with free-form capability.  The ophthalmic markets are continuing to undergo industry consolidations, with larger laboratories purchasing smaller independent laboratories, and large retail chains acquiring smaller chains and independent retailers, resulting in a smaller independent laboratory and retailer customer base.  Late in fiscal 2010, Gerber launched the eco-friendly E2G Blocking System, or “E2G,” for sale primarily to the larger laboratories.  The Ophthalmic Lens Processing segment also distributes equipment in certain markets that is produced by a third party distributor.  The most recently launched distributed product is marketed as Mr. Blue, a finishing system that includes an edger and a tracer for ophthalmic markets.

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Segment revenue	$46,088	$53,555	$66,088
Segment operating income	$2,496	$3,365	$5,270

Fiscal 2010 segment revenue decreased $7.5 million, or 13.9 percent, from fiscal 2009 and reflected the positive impact of approximately $0.2 million from foreign currency translations compared with fiscal 2009.  Fiscal 2009 segment revenue decreased $12.5 million, or 19.0 percent, from fiscal 2008 and reflected the negative impact of approximately $1.0 million from foreign currency translations compared with fiscal 2008.  The ophthalmic markets have been impacted by the weak global economy and reduced credit availability to finance purchases, as well as the industry consolidations referred to above.  These factors have significantly affected equipment and aftermarket supplies revenue, resulting in lower fiscal 2010 revenue compared with historical periods.  Key new product revenue was $1.2 million in fiscal 2010, $1.3 million in fiscal 2009 and $4.3 million in fiscal 2008 and included sales of the recently launched E2G and ALPS systems.  Gerber believes that the new product launches were negatively impacted by economic conditions.  Market studies indicate that purchases of eyeglasses were depressed in fiscal 2010, which adversely impacted demand for ophthalmic aftermarket supplies and lens production and finishing capital equipment.  Gerber Coburn recorded patent licensing revenue in fiscal 2010 of $1.3 million and did not record any such revenue in fiscal 2009 or fiscal 2008.  Licensing revenue is not a predictable, recurring revenue source.

Despite lower revenue, this segment has maintained profitability by significantly lowering its cost structure through workforce reductions and lean manufacturing initiatives.  Segment operating profit decreased $0.9 million, or 25.8 percent, in fiscal 2010 from fiscal 2009 and decreased $1.9 million, or 36.1 percent, in fiscal 2009 from fiscal 2008.  The decreases reflected the impact of lower gross profits and higher bad debt expenses related to macroeconomic factors.  The decline was significantly mitigated by cost savings from workforce reductions and lower R&D expenses.  Partially offsetting these benefits in fiscal 2009 were R&D expenses related to the investment of development costs for the ALPS system.  Operating income in fiscal 2008 included a $1.0 million gain on the sale of assets.

Corporate Expenses

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Corporate operating expenses	$20,360	$21,381	$22,722

Corporate expenses include company-wide stock-based compensation costs, strategic expenses, insurance costs, pension expenses for the U.S. frozen defined benefit pension plans and public company compliance costs, as well as core expenses of the Corporate general management, legal, finance and internal audit staffs.  Corporate operating expenses in fiscal 2010 decreased $1.0 million from fiscal 2009 primarily as a result of lower salary expenses from the workforce reductions, temporary cost savings measures and lower pension expenses.  Higher severance, strategic, and stock-based compensation costs partially mitigated the lower costs in fiscal 2010 as compared with fiscal 2009.  Corporate severance costs were $0.9 million in fiscal 2010, representing an increase of $0.8 million over fiscal 2009.  Strategic expenses included acquisition fees for the Yunique acquisition of $0.6 million.  Stock-based compensation expense increased $0.5 million from fiscal 2009 and included $0.2 million of the annual cost of a restricted stock grant in March 2009 to employees who were previously in the U.S. defined benefit pension plans.  Pension expenses are expected to be approximately $1.1 million lower in fiscal 2011 as compared with fiscal 2010 primarily as a result of pension asset performance.

Corporate operating expenses in fiscal 2009 decreased $1.3 million from fiscal 2008.  The decrease primarily resulted from the non-recurrence of expenses incurred in fiscal 2008 that included severance costs of $1.4 million and incentive compensation expense of $0.9 million.  Fiscal 2008 expenses also included accounting professional fees of $0.9 million associated with Gerber's adoption of an accounting standard related to uncertain income tax provisions and other incremental accounting professional fees of $0.7 million.  Partially offsetting these items, in fiscal 2009 self insurance costs increased $1.1 million and defined pension benefit costs increased $1.5 million.  Fiscal 2009 pension expenses included a $0.5 million curtailment loss that was associated with the pension plan benefits freeze implemented as of April 30, 2009.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's senior secured revolving credit facility.  These sources of liquidity are subject to all of the risks of Gerber's business, including those described in Item 1A. "Risk Factors" in this Annual Report on Form 10-K.  These sources of liquidity could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.  Adverse conditions in the credit and financial markets have reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to its operations as of April 30, 2010 and updated through June 30, 2010.   As a result of credit markets impact on revenue, Gerber has taken measures to control costs in order to partially offset the impact of further revenue declines on its results of operations and cash flows from operations.  Gerber has not experienced changes in credit availability from its lenders under the terms of its existing credit facility agreement, and does not anticipate such changes.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in fiscal 2011 as compared with fiscal 2010.

As of April 30, 2010, cash balances were $11.3 million and $21.3 million was available for borrowing under the revolving credit facility, based on facility financial covenants.  Gerber believes that cash on hand, cash flows from operations and borrowings expected to be available under the revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After this, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the fiscal quarter ended July 31, 2009, Gerber filed a shelf registration statement for $35.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  No securities were offered and sold pursuant to the shelf registration as of April 30, 2010.  The actual amount and timing of Gerber's future capital requirements may differ materially from the company's estimates depending on the demand for its products, new market developments or business expansion requirements, including potential business acquisitions.  If the company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient and may require Gerber to seek additional capital.  Additional sources of such capital may include equity and debt financing.  If Gerber believes it can obtain additional financing on acceptable terms, it may seek such financing at any time, to the extent that market conditions and other factors permit it to do so.  Any inability of Gerber to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitability.  The continuation of impaired equity and credit markets and restrictions under Gerber's revolving credit facility could adversely impact Gerber's ability to raise any required funds.

The following table provides information about Gerber's capitalization as of the dates indicated:

	April 30,
In thousands except ratio amounts	2010	2009
Cash and cash equivalents	$11,305	$10,313
Working capital	$76,549	$92,839
Total debt	$45,000	$73,500
Net debt (total debt less cash and cash equivalents)	$33,695	$63,187
Shareholders' equity	$158,206	$148,302
Total capital (net debt plus shareholders' equity)	$191,901	$211,489
Current ratio	1.85:1	2.02:1
Net debt-to-total capital ratio	17.6%	29.9%

Cash Flows

The following table provides information about Gerber's cash flows for the fiscal years indicated:

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Net cash provided by operating activities	$25,096	$9,774	$10,205
Net cash provided by (used for) investing activities	$4,535	$(40,418)	$(13,764)
Net cash (used for) provided by financing activities	$(28,972)	$30,139	$7,986

Cash Provided by Operating Activities – Cash provided by operating activities in fiscal 2010 reflected operating earnings and working capital improvements.  Gerber realized a significant amount of cash from its accounts receivable in fiscal 2010 as a result of strong cash collections.  Gerber also reduced its inventories from April 30, 2009 levels, which favorably impacted cash required for inventory purchases.  Contributions to Gerber’s nonqualified pension plan in fiscal 2010 were $0.6 million.  There were no contributions required for Gerber’s qualified pension plan in fiscal 2010.  Fiscal 2011 pension plan contributions are expected to be approximately $1.3 million.

Cash provided by operating activities in fiscal 2009 reflected operating earnings and working capital improvements.  As in fiscal 2010, Gerber realized a significant amount of cash from its accounts receivable in fiscal 2009 as a result of strong cash collections.  Gerber also reduced its inventories from April 30, 2008 levels.  Cash was utilized to pay vendors and fiscal 2008 bonuses, as well as pension plan contributions of $6.4 million.

Cash provided by operating activities in fiscal 2008 was from operating earnings and was partially used to fund working capital increases, including inventories for planned purchases of parts for new products and an investment in carrying a higher quantity of aftermarket supplies to satisfy customer demands.  The fluctuation in accounts payable working capital requirements was primarily related to the timing of cash payments.  Gerber funded its pension plans with contributions of $6.0 million in fiscal 2008.

Cash Provided by (Used for) Investing Activities – Cash provided by investing activities in fiscal 2010 was primarily from the sale of FOBA and ND Graphics.  Offsetting these proceeds, Gerber used cash for investing activities of $4.5 million for capital expenditures and $3.5 million for business acquisitions.  Capital expenditures included investments in capitalized software costs.  The business acquisition payments included Gerber’s initial payment of $2.0 million for the purchase of Yunique and payments to the former owners of Data Technology and Gamma in accordance with the terms of the purchase agreements for those acquisitions.  Fiscal 2011 capital expenditures are expected to be approximately $7.0 million to $9.0 million.

Cash used for investing activities in fiscal 2009 included $34.3 million in the aggregate for the acquisitions of Virtek and Gamma and $8.2 million for capital expenditures.  Capital expenditures included investments in information technology for customer relationship management software, machinery, equipment and tooling for new products and capitalized software costs.

Cash used for investing activities in fiscal 2008 was primarily for capital expenditures of $8.6 million and the purchase of Data Technology for $4.7 million.  Capital expenditures included investments in information technology for customer relationship management software and machinery, equipment and tooling for new products.

Cash (Used for) Provided by Financing Activities – Cash used for financing activities in fiscal 2010 was for repayments of debt and payments of credit facility amendment financing fees.  Other financing activities included financed payments for software maintenance and service of Gerber’s enterprise resource planning system.

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

Financial Condition – As of April 30, 2010, the United States dollar had weakened from April 30, 2009 against the euro, the pound sterling and the Canadian and Australian dollars, resulting in higher translated euro, pound sterling, Canadian and Australian dollar-denominated assets and liabilities compared with April 30, 2009.  The most significant portion of Gerber's international assets and liabilities are denominated in the euro.  Gerber's Consolidated Balance Sheet as of April 30, 2010 reflected the acquired assets and liabilities associated with the Yunique acquisition.  Gerber’s Consolidated Balance Sheet as of April 30, 2009 included assets and liabilities related to the business units that were disposed of in fiscal 2010.

Net accounts receivable decreased to $80.9 million as of April 30, 2010 from $87.8 million as of April 30, 2009.  The decrease, which was partially offset by foreign currency translation, was primarily attributable to lower revenue in fiscal 2010, strong cash collections, the sale of FOBA and ND Graphics and an increase in the allowance for doubtful accounts.  Partially offsetting the decrease was the addition of acquired accounts receivable from the Yunique acquisition.   Days sales outstanding improved to 60 days as of April 30, 2010 compared with 66 days as of April 30, 2009.

Inventories decreased to $59.8 million as of April 30, 2010 from $72.1 million as of April 30, 2009.  The reduction primarily reflected the sale of FOBA and ND Graphics and was partially offset by foreign currency translation and investments in inventories for anticipated new product launches.  Inventory turnover increased to 5.5 times annually as of April 30, 2010 from 4.6 times annually as of April 30, 2009.

Net property, plant and equipment decreased to $32.2 million as of April 30, 2010 from $37.1 million as of April 30, 2009, which reflected depreciation expense of $7.9 million and the sale of FOBA and ND Graphics, and was partially offset by capital expenditures of $4.5 million and the impact of foreign currency translations.

Goodwill increased to $83.7 million as of April 30, 2010 from $76.9 million as of April 30, 2009, primarily due to the Yunique acquisition, payments made to the former owners of acquired companies and the impact of foreign currency translation, and was partially offset by the write-off of goodwill associated with the dispositions.

Accounts payable and other current liabilities decreased to $77.3 million as of April 30, 2010 from $78.0 million as of April 30, 2009, primarily as a result of the timing of payments to Gerber’s vendors and employees and the reduction of certain liabilities related to the FOBA and ND Graphics dispositions and was partially offset by the impact of foreign currency translation.  Days purchases outstanding increased to 41 days as of April 30, 2010 from 39 days as of April 30, 2009.

The accrued pension benefit liability increased to $36.9 million as of April 30, 2010 from $29.6 million as of April 30, 2009, which primarily reflected the lower discount rate of 5.8 percent used to value the liabilities as of April 30, 2010 from 7.25 percent as of April 30, 2009.

Other long-term liabilities increased to $8.9 million as of April 30, 2010 from $6.0 million as of April 30, 2009, which primarily reflected estimated discounted earn-out liabilities of $3.2 million that were incurred in connection with the Yunique acquisition.

Long-term Debt – Gerber entered into a credit agreement on January 31, 2008 with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders and amended the credit agreement in March 2009 and November 2009.  The lenders under the credit agreement have extended Gerber a $75 million senior secured revolving credit facility.  In addition, Gerber may elect, subject to compliance with specified conditions, to solicit the lenders under the credit agreement to increase by up to $50 million the total principal amount of borrowings available under the credit facility.  The credit agreement is Gerber’s primary source of debt and matures on January 31, 2012.

Outstanding borrowings under the credit agreement accrue interest at an annual rate equal to, at Gerber's option, the defined Applicable Base Rate, or "ABR," or the London Interbank Offered Rate, or "LIBOR," plus a variable margin.  An annual commitment fee is payable quarterly based upon the unused amount of the credit agreement at a specified margin.

The margins and commitment fees are based on Gerber's ratio of Total Funded Debt to Consolidated EBITDA (as defined for purposes of the credit agreement), as shown in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin (basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

The credit agreement contains customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.  Gerber's performance under the credit agreement is collateralized by first-priority liens on selected assets and the pledge of capital stock of certain of Gerber’s subsidiaries.  The financial covenants in the credit agreement require Gerber to maintain a maximum ratio of Total Funded Debt to Consolidated EBITDA, a minimum ratio of Consolidated EBIT to Consolidated Interest Expense, a maximum capital expenditures covenant of $10 million and a minimum asset coverage ratio covenant (all as defined for purposes of the credit agreement).  Gerber was in compliance with its financial covenants as of April 30, 2010.

The definition of EBITDA in the credit agreement excludes, among other items, certain gains and expenses, including other-than-temporary impairment asset charges, non-cash stock compensation, non-recurring fees and expenses associated with the credit agreement amendments, and non-cash purchase accounting adjustments that amortize into EBITDA, and includes, among other items, pro forma EBITDA from acquired companies.  Gerber’s financial covenant ratio of Total Funded Debt to Consolidated EBITDA, as amended in November 2009, is shown in the table below:

Twelve Month Period Ended	Covenant	Actual as of April 30, 2010
April 30, 2010	Maximum 3.00:1	2.05:1
July 31, 2010 and thereafter	Maximum 3.00:1	Not applicable

Gerber’s financial covenant ratio of Consolidated EBIT to Consolidated Interest Expense, as amended in November 2009, is shown in the table below:

Twelve Month Period Ended	Covenant	Actual as of April 30, 2010
April 30, 2010	Minimum 2.25:1	3.69:1
July 31, 2010	Minimum 2.50:1	Not applicable
October 31, 2010 and thereafter	Minimum 3.00:1	Not applicable

The asset coverage covenant ratio requires Gerber to maintain at least a 1:1 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55 percent of consolidated net accounts receivable, plus 25 percent of consolidated inventories and $20 million for consolidated fixed assets.  The asset coverage covenant was amended in November 2009 to phase out the $20.0 million allowance for consolidated net fixed assets over periods ending October 31, 2010 and thereafter.  Additionally, the measurement of compliance with this covenant will change from being tested monthly to being tested quarterly after October 31, 2010.  As of April 30, 2010, the Company maintained an asset coverage ratio of 1.62:1.

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

The credit agreement contains subjective acceleration causes under which, upon the occurrence of a change in Gerber's financial condition, business or operations considered by the lenders to be materially adverse to Gerber, the lenders may cause amounts due under the agreement to become immediately due and payable.  The credit agreement also contains certain cross-default provisions, which provide that default by Gerber under other lending arrangements could cause Gerber to be in default under the credit agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Gerber's participation in financing arrangements to assist customers in obtaining leases with third parties constitute Gerber’s only off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.  Gerber has agreements with major financial services institutions, or "lessors," to assist Gerber's customers, or "lessees," in obtaining lease financing to purchase Gerber's equipment.  Equipment is typically leased for periods of two to six years.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, Gerber has a liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to Gerber.  In most cases, Gerber then can resell the equipment, the proceeds of which resale are expected to substantially cover a majority of the liability to the financial services institution.  As of April 30, 2010, the amount of lease receivables financed under the agreements between the external financial services institutions and the lessees was $3.8 million.  Gerber's net exposure related to recourse provisions under these agreements was approximately $1.5 million.  As of April 30, 2010 and 2009, Gerber recorded undiscounted accruals for the expected losses under recourse provisions of $0.4 million and $0.2 million, respectively.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

As of April 30, 2010, Gerber had the following contractual cash obligations and commercial commitments:

	Payments Due by Period
In thousands	Total		Less Than 1 Year		1-3 Years		3-5 Years		More than 5 Years
Long-term debt obligations	$45,000	*	$	---	$45,000	*	$	---	$	---
Lease obligations	51,657			10,731	17,179			11,551		12,196
Inventory and other purchase obligations	14,428			12,869	1,559			---		---
Qualified and non-qualified pension funding	7,441			1,371	1,193			1,242		3,635
Total	$118,526			$24,971	$64,931			$12,793		$15,831
*  Principal only, excludes interest payments.  The effective interest rate as of April 30, 2010 was approximately 6.12 percent and outstanding borrowings were $45.0 million.

The contractual cash obligations and commercial commitments table includes approximately $0.8 million of expected contributions in fiscal 2011 for the qualified pension plan.  Although Gerber anticipates making contributions subsequent to fiscal 2011, the amounts of any such contributions have been excluded from the table, since the timing of such contributions is based on pension plan assumptions that may materially differ from actual plan activities.  Amounts included in the table for pension contributions in excess of one year relate to the funding of benefit payments under Gerber's non-qualified pension plan and a small international pension plan.

The above table does not reflect contingent acquisition payments including potential earn-outs related to the acquisition of Yunique in fiscal 2010.

The above table does not reflect unrecognized tax benefits of $5.0 million, the timing of which is uncertain.  Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information about such tax benefits.

CRITICAL ACCOUNTING ESTIMATES

Gerber's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.  Some of those accounting policies require management to make estimates and assumptions that affect amounts reported and the most significant of these are described below.  Actual results could differ from management's estimates.

Inventories – Inventories are stated at the lower of cost or market value, with cost being determined using the first-in, first-out, or "FIFO," cost method. Inventory at the Apparel and Industrial segment's foreign non-manufacturing companies is valued on a weighted-average basis, which approximates FIFO.

Gerber reviews the market value of inventory on an ongoing basis and records inventory write-downs as necessary to reflect estimated obsolescence, excess quantities and market value.  The amount of these write-downs equals the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions.

Excess and obsolete inventory is generally identified by comparing expected inventory usage to actual on-hand quantities and inventory write-downs are recorded when on-hand inventory is in excess of pre-defined usage estimates.  Usage estimates are primarily determined by projecting historical (actual) inventory usage levels for future periods.  Application of this methodology can have the effect of increasing inventory write-downs during periods of declining demand.  Inventories included a $10.7 million reduction as of April 30, 2010 for the estimated lower of cost-or-market adjustment against Gerber's standard costs.

Goodwill – Gerber reviews the value of goodwill for impairment annually during its fourth fiscal quarter, or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  No goodwill impairment was recorded during fiscal 2010.  The identification and measurement of goodwill impairment involves subjective estimation of the fair value of reporting units, using substantial estimates and assumptions that could affect whether an impairment charge is recognized and the amount thereof.

To assess goodwill for impairment, internal valuation analyses are performed.  Estimates of fair value are primarily determined using discounted cash flow analysis, which uses estimates and assumptions, including projected cash flows, and estimated discount rate assumptions and perpetual growth rates.  A 10 percent decrease in the fair value of Gerber's reporting units at the fiscal 2010 evaluation date would not have resulted in any goodwill impairments.

As of April 30, 2010, Gerber had $83.7 million of goodwill assets on its consolidated balance sheet which management believes are realizable based on the estimated cash flows of the associated businesses.  However, it is possible that the estimates and assumptions used in assessing that value, such as future sales and expense levels, may need to be revaluated in the case of further market deterioration, which could result in future impairment of those assets.

The GSP reporting unit’s goodwill asset has a book value of approximately $7.0 million.  As of the review for the fourth quarter of fiscal 2010, GSP’s goodwill was not considered impaired.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.  The remaining reporting units were not at risk of failing step one impairment tests as of April 30, 2010.

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

The amounts recognized in Gerber's consolidated financial statements for the qualified and nonqualified defined benefit pension plans are determined from actuarial valuations.  These valuations use assumptions relating to, among other variables, the expected return on plan assets, discount rates at which liabilities could be settled and amortization methodologies for unrecognized actuarial losses.  These assumptions are updated at the measurement date and are disclosed in Note 13 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.  In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and generally amortized over future periods and, therefore, affect expense recognized in future periods.

The expected return on plan assets assumption is developed by considering current and expected target asset allocation, historical experience of returns by asset class type, a risk premium, an inflation estimate (weighted towards future expectations), expectations for real returns, and adjustments for anticipated or historical economic changes using a long-term investment horizon.  The effects of asset diversification and periodic fund rebalancing are also considered.  The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2010 was 8.25 percent and will be 8.25 percent for fiscal 2011.  With all other assumptions remaining constant, an increase or decrease of 0.5 percentage points in the expected long-term rate of return of the plan assets would increase or decrease fiscal 2011 consolidated income from continuing operations before income taxes by approximately $0.4 million.

As of April 30, 2009 and 2010, and for the fiscal years ended April 30, 2010 and ending April 30, 2011, the discount rate utilized for determining future pension obligations of the pension plans was based on Gerber's estimated future cash payments compared to expected yields of high-quality, long-term corporate bonds from a benchmark yield curve.  The discount rate used for determining net periodic pension expense was 7.25 percent for fiscal 2010 and will be 5.80 percent for fiscal 2011.  With all other assumptions remaining constant, a 0.25 percentage point increase or decrease in the discount rate for the plans would not significantly increase or decrease fiscal 2011 consolidated income from continuing operations before income taxes.

The assumed rate of increase in compensation levels is no longer relevant to benefit obligations as of April 30, 2009 and thereafter as a result of the effect of the pension plan benefits freeze on April 30, 2009.

Pension expense for fiscal 2011 is expected to be approximately $1.0 million.  In subsequent fiscal years, future actual pension expense will depend on future investment performance, contributions, changes in future discount rates and various other factors related to the population of participants in Gerber's pension plans.

Income taxes – Generally accepted accounting principles in the United States of America requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  Such principles also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

The FASB issued accounting guidance on accounting for uncertainty in income taxes that clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under such guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement assuming the tax authority has full knowledge of the position and all relevant facts.

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

Gerber has not recognized United States tax expense on the unremitted earnings and other basis differences with respect to certain of its foreign subsidiaries because it is not anticipated that such earnings will be remitted to the United States.  These undistributed earnings and basis differences were approximately $89.6 million as of April 30, 2010.  Gerber plans to reinvest these earnings permanently outside of the United States or repatriate the earnings only when it is advantageous to do so.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13.  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about Gerber’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14.  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and removes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.”  ASU 2009-14 subjects software-enabled products to other revenue guidance and disclosure requirements, such as guidance relating to revenue arrangements with multiple deliverables.

Both ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified beginning May 1, 2011 for Gerber, although early application is permitted. Gerber plans to early adopt these provisions on May 1, 2010 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices as a result of adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gerber is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

Credit Market Risk Exposures – Distress in credit and financial markets has reduced liquidity and credit availability and increased volatility in prices of securities.  After assessing the consequences of this difficult financial environment, and although the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a material adverse impact on its liquidity, financial position, operations or cash flows in fiscal 2011 as compared with fiscal 2010.

Foreign Currency Exposures – Gerber identifies and manages its foreign currency exposures at the corporate level and uses specific planning strategies by region and operation unit, which may include the use of foreign currency forward contracts, international tax transfer pricing strategies and intercompany loan planning strategies.  There were no foreign currency forward contracts in effect as of April 30, 2010.

Interest Rate Exposures – Gerber finances its operations primarily through variable interest rate debt and is thus subject to market risk due to interest rate volatility.  To moderate the impact of that volatility, Gerber has entered into interest rate swap agreements that exchange variable LIBOR interest for fixed interest rates of 3.145 percent on $20.0 million of revolving credit facility debt and 2.65 percent on $25.0 million of such debt.  As of April 30, 2010, all obligations under Gerber's credit facility were fixed through interest rate swap agreements.

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

Gerber's management, including its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber's disclosure controls and procedures as of April 30, 2010.  Based upon that evaluation, Gerber's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber's internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, Gerber's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for information about the Company's executive officers, which is incorporated by reference in this Item 10.  Other information required by Item 10 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2010 annual meeting of the stockholders (the "Proxy Statement"), which the Company will file with the SEC on or before 120 days after its 2010 fiscal year-end, and which appears under the captions "Agenda Item 1:  Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the information appearing in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to the information appearing in the Proxy Statement under the captions "Security Ownership" and "Executive Compensation-Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this annual report:

		Page
Management's Report on Internal Control over Financial Reporting		50
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	51
	Consolidated Statements of Operations for the fiscal years ended April 30, 2010, 2009 and 2008	52
	Consolidated Balance Sheets as of April 30, 2010 and 2009	53
	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2010, 2009 and 2008	54
	Consolidated Statements of Changes in Shareholders' Equity for each of the three fiscal years in the period ended April 30, 2010	55
	Notes to Consolidated Financial Statements	56-88

2.	Financial Statement Schedules
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

3.2	Amended and Restated By-laws of Gerber Scientific, Inc. Filed herewith.

4.1	Form of common stock certificate of Gerber Scientific, Inc. (incorporated herein by reference to Exhibit 4.1 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

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

10.3	Gerber Scientific, Inc. Agreement for Deferment of Director Fees, as amended (incorporated herein by reference to Exhibit 10.1 to Gerber's Current Report on Form 8-K filed on December 2, 2005).

10.4	Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Gerber's Form 8-K filed on September 23, 2009).

10.5	Form of Indemnification Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to Gerber’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009).

10.6
Letter Agreement, dated as of December 7, 2001, between Gerber Scientific, Inc. and Marc T. Giles (incorporated herein by reference to Exhibit 10.6 to Gerber's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002).

10.7
Letter Agreement, dated as of March 14, 2008, between Gerber Scientific, Inc. and Michael R. Elia (incorporated herein by reference to Exhibit 10.6 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2008).

10.8
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

10.11
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

10.14
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

10.17
First Amendment to the Gerber Scientific, Inc. and Participating Subsidiaries Supplemental Pension Benefit Plan (incorporated herein by reference to Exhibit 10.28 to Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009).

10.18	Gerber Scientific, Inc. 1992 Employee Stock Plan, as amended and restated (incorporated herein by reference to Exhibit A to Gerber's Proxy Statement on Schedule 14A filed on August 28, 1995).

10.19
Gerber Scientific, Inc. 2003 Employee Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2007).

10.20	Description of Arrangements Relating to Travel Compensation for Michael R. Elia and Thomas P. Finn. Filed herewith.

10.21
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

10.23
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

10.26
Change in Control Agreement, dated April 15, 2008, between Gerber Scientific, Inc. and Michael R. Elia (incorporated herein by reference to Exhibit 10.24 to Gerber's Annual Report on Form 10-K for the fiscal year ended April 30, 2008).

10.27
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

10.28
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

10.29
Second Amendment to Credit Agreement, dated as of March 4, 2009, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent (incorporated herein by reference to Exhibit 10.28 to Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009).

10.29
Third Amendment to Credit Agreement, dated as of November 19, 2009, among Gerber Scientific, Inc., certain subsidiaries of Gerber Scientific, Inc., JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank, and RBS Citizens N.A. as lender and agent (incorporated by reference to Exhibit 10.1 to Gerber’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010).

10.30	Change in Control Agreement, dated February 16, 2010, between Gerber Scientific, Inc. and Thomas P. Finn. Filed herewith.

10.31	Letter agreement, dated as of January 22, 2010, between Gerber Scientific, Inc. and Thomas P. Finn. Filed herewith.

10.32	Summary of Terms of Retention Plan for Stephen Lovass. Filed herewith.

21.1	Subsidiaries of Gerber. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) and to 18 U.S.C. §1350. Filed herewith.

(b)	See Item 15(a) 3. above.
(c)	See Item 15(a) 2. above.

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2010.  In making this assessment, the Company used the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2010 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of April 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included herein.

/s/ Marc T. Giles                                                                                                                   /s/ Michael R. Elia
Marc T. Giles                                                                                                                  Michael R. Elia
President, Chief Executive Officer                                                                                                                                            Executive Vice President, Chief Financial Officer,
                                                                       and Chief Accounting Officer

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gerber Scientific, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Gerber Scientific, Inc. and its subsidiaries at April 30, 2010 and April 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
June 30, 2010

Gerber Scientific, Inc.
Consolidated Statements of Operations
	For the Fiscal Years Ended April 30,
In thousands of dollars, except per share data	2010	2009	2008
Revenue:
Product sales	$393,439	$427,783	$520,894
Service sales	64,916	71,157	73,404
	458,355	498,940	594,298
Cost of Sales:
Cost of products sold	283,257	310,295	367,157
Cost of services sold	40,465	45,030	48,361
	323,722	355,325	415,518

Gross profit	134,633	143,615	178,780

Selling, general and administrative expenses	106,062	114,607	127,555
Research and development	18,517	21,123	26,187
Restructuring and other expenses	2,654	1,168	250
Operating income	7,400	6,717	24,788

Other income (expense), net	(1,366)	(2,804)	264
Interest expense	(4,160)	(3,133)	(3,895)
Income from continuing operations before income taxes	1,874	780	21,157
Income tax expense (benefit)	532	(4,021)	6,043
Income from continuing operations, net of taxes	1,342	4,801	15,114
Loss from discontinued operations, net of taxes of $(1,156), $84, and $205, respectively	(2,800)	(2,565)	(610)
Net (loss) income	$(1,458)	$2,236	$14,504
Basic (Loss) Earnings Per Share of Common Stock:
Continuing operations	$0.05	$0.20	$0.64
Discontinued operations	(0.11)	(0.11)	(0.02)
Basic (loss) earnings per common share	$(0.06)	$0.09	$0.62
Diluted (Loss) Earnings Per Share of Common Stock:
Continuing operations	$0.05	$0.20	$0.64
Discontinued operations	(0.11)	(0.11)	(0.03)
Diluted (loss) earnings per common share	$(0.06)	$0.09	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Balance Sheets
	April 30,
In thousands of dollars and shares	2010	2009
Assets:
Current Assets:
Cash and cash equivalents	$11,305	$10,313
Accounts receivable (net of allowance for doubtful accounts of $7,756 and $6,741)	80,925	87,798
Inventories	59,823	72,108
Deferred tax assets, net	10,029	9,022
Prepaid expenses and other current assets	4,732	4,659
Total Current Assets	166,814	183,900
Property, plant and equipment, net	32,223	37,119
Goodwill	83,654	76,940
Deferred tax assets, net	48,362	43,339
Other assets	20,824	17,919
Total Assets	$351,877	$359,217
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$39,185	$37,494
Accrued compensation and benefits	15,997	15,735
Other accrued liabilities	22,080	24,748
Deferred revenue	13,003	13,084
Total Current Liabilities	90,265	91,061
Long-term debt	45,000	73,500
Accrued pension benefit liability	36,932	29,629
Other long-term liabilities	8,874	6,019
Deferred tax liabilities, net	12,600	10,706

Commitments and contingencies (Note 18)
Shareholders' Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued	---	---
Common stock, $0.01 par value; authorized 100,000 shares; issued 25,650 and 25,174 shares	257	252
Paid-in capital	81,981	79,198
Retained earnings	96,204	97,662
Treasury stock, 528 and 561 shares, at cost	(10,855)	(11,531)
Accumulated other comprehensive loss	(9,381)	(17,279)
Total Shareholders' Equity	158,206	148,302
Total Liabilities and Shareholders' Equity	$351,877	$359,217

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Cash Flows
	For the Fiscal Years Ended April 30,
In thousands of dollars	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,458)	$2,236	$14,504
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	9,452	9,991	9,518
Deferred income taxes	(3,210)	(5,953)	2,501
Other-than-temporary impairment charge	---	2,290	---
Stock-based compensation	3,787	3,241	1,805
Loss (Gain) on sale of assets	2,464	(622)	(2,287)
Other noncash items	2,177	2,220	2,191
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	5,126	25,795	(5,719)
Inventories	5,996	5,820	(6,220)
Prepaid expenses and other assets	71	79	696
Accounts payable and other accrued liabilities	706	(27,424)	(7,095)
Accrued compensation and benefits	(15)	(7,899)	311
Net cash provided by operating activities	25,096	9,774	10,205
Cash flows from investing activities:
Capital expenditures	(4,489)	(8,187)	(8,589)
Proceeds from sale of available for sale investments	464	705	751
Purchases of available for sale investments	(308)	(457)	(753)
Proceeds from sale of net assets	13,709	2,622	345
Business acquisitions	(3,473)	(34,273)	(4,650)
Investments in intangible assets	(1,368)	(828)	(868)
Net cash provided by (used for) investing activities	4,535	(40,418)	(13,764)
Cash flows from financing activities:
Debt repayments	(117,176)	(80,271)	(314,256)
Debt proceeds	89,525	110,686	321,862
Debt issuance costs	(494)	(1,174)	(993)
Common stock activities	(486)	898	1,373
Other financing activities	(341)	---	---
Net cash (used for) provided by financing activities	(28,972)	30,139	7,986
Effect of exchange rate changes on cash	333	(3,074)	1,413
Increase (Decrease) in cash and cash equivalents	992	(3,579)	5,840
Cash and cash equivalents at beginning of year	10,313	13,892	8,052
Cash and cash equivalents at end of year	$11,305	$10,313	$13,892

Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$3,475	$2,856	$3,655
Income taxes, net of refunds	$4,517	$4,456	$5,290

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Consolidated Statements of Changes in Shareholders' Equity
In thousands of dollars and shares	Issued Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accum. Other Comp. Income (Loss)	Total
Balance as of April 30, 2007	23,809	$238	$72,612	$83,290	$(12,814)	$1,155	$144,481
Net income	--	--	--	14,504	--	--	14,504
Currency translation adjustments	--	--	--	--	--	11,686	11,686
Unrealized loss on securities, net of reclassification adjustment of $26 and tax of $(289)	--	--	--	--	--	(486)	(486)
Change in pension plans, net of tax of $1,059	--	--	--	--	--	(1,785)	(1,785)
Comprehensive income							23,919
Cumulative effect of adoption for accounting for uncertainty in income taxes	--	--	--	(2,368)	--	--	(2,368)
Stock issued to Directors	--	--	(323)	--	666	--	343
Stock issued under employee plans, net	216	2	1,381	--	--	--	1,383
Stock based compensation expense	--	--	1,408	--	--	--	1,408
Restricted stock grants and cancellations, net of amortization	275	3	394	--	--	--	397
Balance as of April 30, 2008	24,300	$243	$75,472	$95,426	$(12,148)	$10,570	$169,563
Net income	--	--	--	2,236	--	--	2,236
Currency translation adjustments	--	--	--	--	--	(25,709)	(25,709)
Unrealized gain on securities, net of reclassification adjustment of $2,423 and tax of $341	--	--	--	--	--	574	574
Change in pension plans, net of tax of $1,172	--	--	--	--	--	(1,973)	(1,973)
Change in derivative instruments, net of tax of $440	--	--	--	--	--	(741)	(741)
Comprehensive loss							(25,613)
Stock issued to Directors	--	--	(407)	--	617	--	210
Stock issued under employee plans, net	131	1	900	--	--	--	901
Stock based compensation expense	--	--	2,032	--	--	--	2,032
Restricted stock grants and cancellations, net of amortization	743	8	1,201	--	--	--	1,209
Balance as of April 30, 2009	25,174	$252	$79,198	$97,662	$(11,531)	$(17,279)	$148,302
Net loss	--	--	--	(1,458)	--	--	(1,458)
Currency translation adjustments	--	--	--	--	--	10,453	10,453
Unrealized gain on securities, net of reclassification adjustment of $64 and tax of $350	--	--	--	--	--	590	590
Change in pension plans, net of tax of $(2,128)	--	--	--	--	--	(3,585)	(3,585)
Change in derivative instruments, net of tax of $262	--	--	--	--	--	440	440
Comprehensive income							6,440
Stock issued to Directors	--	--	(512)	--	676	--	164
Shares withheld for employee taxes, net	(74)	(1)	(485)	--	--	--	(486)
Stock based compensation expense	--	--	1,557	--	--	--	1,557
Restricted stock grants and cancellations, net of amortization	550	6	2,223	--	--	--	2,229
Balance as of April 30, 2010	25,650	$257	$81,981	$96,204	$(10,855)	$(9,381)	$158,206

The accompanying notes are an integral part of these consolidated financial statements.

Gerber Scientific, Inc.
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The preparation of the consolidated financial statements of Gerber Scientific, Inc. (“Gerber” and together with Gerber’s consolidated subsidiaries, the "Company") in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related disclosures.  Actual results could differ from those estimates.

Principles of consolidation – The consolidated financial statements include the accounts of Gerber and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results of operations and cash flows for Yunique Solutions, Inc. (“Yunique,”) are included from the date of acquisition on November 25, 2009 through April 30, 2010 in the accompanying Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders' Equity.  The results of operations and cash flows for two companies that were acquired during the fiscal year ended April 30, 2009, Virtek Vision International, Inc. ("Virtek") and Gamma Computer Tech Company, Ltd. ("Gamma"), are included from the dates of acquisition through April 30, 2009 and April 30, 2010 in the accompanying Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders' Equity.  See Note 5.

Gerber completed the sale of 100 percent of the capital stock of its wholly-owned subsidiary, FOBA Technology + Services GmbH (“FOBA”), on September 1, 2009.  FOBA was acquired as part of the acquisition of Virtek.  The results of FOBA’s operations were previously reported within the Apparel and Industrial segment.  The Company completed the sale of substantially all of the assets and liabilities of ND Graphics, a Canadian business unit of Gerber Scientific Products within the Sign Making and Specialty Graphics segment, to a group of investors led by the President of ND Graphics on September 30, 2009.  The Company closed the majority of its Spandex Poland, Spandex New Zealand and Gerber Coburn Australia operations during the fiscal year ended April 30, 2010.  The results of operations for these five businesses have been reported as discontinued operations for the fiscal years ended April 30, 2010, April 30, 2009 and April 30, 2008 within the consolidated financial statements.  The April 30, 2009 comparative Consolidated Balance Sheet and related disclosures do not reflect assets held for sale, as the criteria for assets held for sale were not met as of April 30, 2009.  See Note 19.

Cash and cash equivalents – Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and investments. The Company places its cash and cash equivalents in instruments held at high-quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.  Approximately 68 percent of the Company's revenue in the fiscal year ended April 30, 2010 was generated by the Company's international operations.  The Company evaluates customer creditworthiness prior to extending credit and, in some instances, requires letters of credit to support customer obligations.  No individual customer accounted for more than 10 percent of consolidated revenue in any of the fiscal years ended April 30, 2010, 2009 or 2008.  The Company's investments are held in a mutual fund that is traded on the open market.

Inventories – Inventories are stated at the lower of cost or market value, cost being determined primarily using the first-in, first-out (FIFO) cost method. Inventories held at the Company's Apparel and Industrial segment’s international non-manufacturing companies are valued on a weighted-average basis.

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

Depreciation expense is recorded on a straight-line basis over the assets' useful lives. Estimated useful lives are up to 50 years for buildings and 3 to 10 years for machinery, tools and other equipment.  Leasehold improvements are amortized over the remaining minimum lease term or estimated useful life of the asset, whichever is shorter.

Direct development costs associated with internal-use software are capitalized within property, plant and equipment as construction in progress until ready for use and then transferred to machinery, tools and other equipment and amortized over the estimated useful life of the resulting software.  Such software is typically amortized on a straight-line basis over a period that does not exceed 7 years for the Company's enterprise resource planning system and 3 years for all other software, beginning when the asset is substantially ready for use, as this is considered to approximate the usage pattern of the software.  As of April 30, 2010 and 2009, the Company had capitalized $0.4 million and $4.8 million, respectively, in construction in progress.  The Company has recognized $0.4 million in amortization expense related to these capitalized direct development costs in fiscal 2010 and none in fiscal 2009 or fiscal 2008.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized from the point at which technological feasibility has been established.  These costs are included within property, plant and equipment as construction in progress until the product is available for general release, at which point the asset is transferred to machinery, tools and other equipment and amortized over the estimated useful life of the resulting software.  The Company amortizes capitalized software using the ratio of the product's gross revenue to the current and forecast gross revenue.  Costs capitalized include direct labor and related overhead costs as well as external costs.  Costs incurred prior to technological feasibility being established and after general release are expensed as incurred.  As of April 30, 2010 and 2009, the Company had capitalized $3.2 million and $0.7 million, respectively, in construction in progress.  The Company has not yet recognized any amortization expense related to these capitalized costs and expects to begin amortizing these projects as they are finalized in the fiscal year ending April 30, 2011.

Goodwill and other intangible assets –The Company reviews the value of goodwill for impairment annually during its fourth fiscal quarter, or sooner if a triggering event has occurred that indicates that the carrying amount of the assets may not be fully recoverable.  The identification and measurement of goodwill impairment involves subjective estimation of the fair value of reporting units, using substantial estimates and assumptions that could affect whether an impairment charge is recognized and the amount thereof.  To assess goodwill for impairment, internal valuation analyses are performed.  Estimates of fair value are primarily determined using discounted cash flow analysis, which uses estimates and assumptions, including projected cash flows, and estimated discount rate assumptions and perpetual growth rates.

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

Income taxes – The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Tax positions are recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement assuming the tax authority has full knowledge of the position and all relevant facts.

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

Pension obligations – The overfunded or underfunded status of pension plans is recognized on the balance sheet.  Actuarial losses, net of tax effects, are recognized in Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity until they are amortized as a component of net periodic benefit cost.

Revenue recognition – product sales.  Product sales consist primarily of equipment, including installation, training and extended warranty, as well as aftermarket supplies and software sales on the Company's equipment sales.  Equipment sales are to the sign making and specialty graphics, apparel and industrial, and ophthalmic lens processing industries.  Aftermarket supplies include spare parts and consumable materials needed by customers to maintain and use the Company's equipment.  Software product sales consist of software products and licenses.  The Company also licenses certain intellectual property and recognizes revenue when the earnings process is complete, which is typically upon inception of the license term, as the Company has no further involvement or performance obligations under the license.

The Company recognizes revenue on product sales when it is realized or realizable and earned, which occurs when the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the price is fixed or determinable; and
•	collectability is reasonably assured.

The Company recognizes revenue on product sales at the time of shipment, which is when title and the risks and rewards of ownership of the product transfer to the Company's customers and all of the above revenue recognition criteria are considered to have been met.  If any of these criteria are not met at shipment, which is infrequent, revenue recognition is deferred until such time as all required conditions of revenue recognition above have been completed.

Certain equipment sales may provide a payment plan that allows for the final payment to be due upon installation of the equipment.  The Company recognizes revenue when it meets the criteria outlined above, including that collectability is reasonably assured.  These conditions are met at the time of shipment.  Additionally, in very limited circumstances, certain equipment sales may provide for customer acceptance provisions that include incremental measures or product performance criteria.  These provisions are evaluated on a case by case basis.  To the extent these provisions are deemed to be substantive, the Company defers revenue until acceptance has occurred and all other criteria outlined above are met.  Instances of equipment returns are infrequent and can be reasonably and reliably estimated.

The Company's software products are "off-the-shelf" and do not require modification or customization by the Company.  Software license revenue is recognized upon shipment using the same revenue recognition criteria above; however, collectability must be probable rather than reasonably assured on software and software-related deliverables in order to recognize revenue.

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

In situations where there are multiple elements, the Company recognizes revenue equal to the allocated value of the equipment at the time of shipment, which is when the elements meet the criteria specified as follows:

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

If these three criteria are not met, which is a rare occurrence, equipment revenue is deferred until delivery of the other elements.  Installation, training and service agreement revenue is deferred at fair value and recorded as the services are performed.  Arrangements for software and software-related elements of an arrangement are accounted for in accordance with the above guidance related to multiple element arrangements, except that vendor-specific objective evidence of fair value must exist for undelivered elements rather than the objective and reliable evidence specified above.

Return policy – The Company has no obligation to accept the return of products sold other than for repair or replacement of defective products, which must be authorized in advance, except for certain aftermarket supplies sales in the Ophthalmic Lens Processing segment.  The Company recognizes gross revenue from those aftermarket supplies sales upon shipment and during the same period reduces gross revenue and the associated cost of sales by an estimate for sales returns based upon historical experience and current economic factors.

Distribution – The Company's Apparel and Industrial segment's sales are primarily made through its domestic and international in-house direct distribution and service network.  Independent agents and third-party distributors are used in certain foreign countries.  The Ophthalmic Lens Processing segment's sales are primarily made through its in-house sales force and through independent agents in certain foreign countries.  The Sign Making and Specialty Graphics segment's sales are made through both third-party distributors and the Company's wholly-owned subsidiary, Spandex.  The Company's sales of third-party purchased products are recorded on a gross revenue basis as the Company is the primary obligor in these transactions, bears general inventory and credit risks and sets the pricing terms with its customers.

The Company's distributor sales are not contingent on resale by the distributor to the end-user customer and the Company has no obligation to repurchase distributor inventory.

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

Research and development – Research and development costs are charged to expense as incurred, except for development costs that are capitalized.  Research and development costs that are expensed are primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

Earnings per share – Basic earnings per common share are equal to net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted-average number of common shares outstanding during the period, including the effect of stock-based compensation awards, if such effect is dilutive.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the treatment of unvested share-based payment awards with rights to receive non-forfeitable dividends that need to be considered participating securities and must be included in the computation of basic earnings per common share.  This application must be applied retrospectively at the date of adoption.  The Company adopted this guidance, which is now a part of Accounting Standards Codification (“ASC”) 260, Earnings per Share, on May 1, 2009 as unvested restricted stock grants include non-forfeitable dividend rights.  Approximately 1,252,376 shares, 978,159 shares and 308,281 shares of unvested restricted stock were outstanding as of April 30, 2010, 2009 and 2008, respectively.  Reported basic and diluted earnings per common share after adoption of the new guidance for the fiscal years ended April 30, 2009 and 2008 were not impacted as a result of including these shares.

Stock options and share grants – The Company measures stock-based compensation cost at the grant date of the award, based on the calculated fair value of the award, and expenses the fair value using the straight-line method over the employee's requisite service period (generally the vesting period of the equity grant).

In each of the fiscal years ended April 30, 2010, 2009 and 2008, the Company did not recognize windfall tax benefits from direct awards in the amount of $0.2 million, because the benefit did not reduce income taxes payable in the current year utilizing the with-and-without approach to intra-period tax allocation.  When and if the Company is able to realize a benefit, an adjustment will be made to paid-in capital.

Foreign currency translation – Assets and liabilities of foreign subsidiaries are translated to the reporting currency of the Company, which is the United States dollar, at exchange rates prevailing at the balance sheet date.  Translation adjustments and gains and losses on intercompany foreign currency balances of a long-term investment nature, as designated by management, are deferred and accumulated as a separate component of Shareholders' Equity.  Revenue and expenses are translated at average exchange rates prevailing during the year.  Transaction gains and losses are included in the Consolidated Statement of Operations.  Foreign currency transaction gains (losses) included in Other income (expense), net were $(0.1) million, $0.4 million and $(1.3) million for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

Hedging activity – The Company uses derivative instruments, including interest rate swaps and forward contracts, to manage certain interest rate and foreign currency exposures.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.  Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract.

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

Investments – The Company's investments are comprised of money market and mutual funds held in a rabbi trust that are directed by the Company to be used to fund benefit payments under the Company's nonqualified supplemental pension plan.  The mutual fund portfolios primarily consist of common stocks, fixed income securities and money market instruments.  These investments are held in the custody of a major financial services institution.  Realized gains and losses are reclassified from Accumulated Other Comprehensive Loss into the Consolidated Statements of Operations using the specific identification cost method.  As of April 30, 2010 and 2009, the Company's investments were classified as available for sale.  These investments are recorded in the Consolidated Balance Sheets at fair value and are included in Other assets.  Unrealized holding gains and losses are recorded within Accumulated Other Comprehensive Loss within Shareholders' Equity, net of tax.  Losses resulting from other-than-temporary impairments are recorded within Other income (expense), net on the Consolidated Statements of Operations.  The Company monitors its investment portfolio for impairment on an ongoing basis.  The fair value of investments is determined using quoted market prices for those securities.  See Note 7.

Asset retirement obligations – Asset retirement obligations are recognized for legal obligations associated with the retirement of tangible long-lived assets that have contingent timing or settlement based upon a future event.  The fair value of a liability for a conditional asset retirement obligation is recognized in the period in which it occurred if a reasonable estimate of fair value can be made.  The Company has determined that conditional legal obligations exist for certain of its worldwide owned and leased facilities related primarily to leasehold improvements.  The liability for asset retirement obligations was $0.7 million and $0.8 million as of April 30, 2010 and 2009, respectively.  The Company settled $0.1 million of obligations during the fiscal year ended April 30, 2010 associated with lease terminations.

Deferred financing costs – The Company amortizes capitalized financing costs over the life of the associated debt using the effective interest method.  The unamortized amounts are included in Other assets on the Consolidated Balance Sheets.

Legal fees – Legal costs expected to be incurred that are associated with a loss contingency are expensed as incurred.

Reclassifications -  Certain reclassifications have been made to conform to the presentation for the fiscal year ended April 30, 2010 that included the reclassification of severance and other costs from Selling, general and administrative expenses and patent impairment expenses from Other income (expense) to Restructuring and other expenses on the accompanying Consolidated Statements of Operations.  United States defined benefit pension expenses were reclassified to the Corporate segment from other operating segments as the plans were frozen as of April 30, 2009.  The results of operations for five businesses were reported as discontinued operations for the fiscal years ended April 30, 2010, 2009 and 2008 within the consolidated financial statements (see Note 19.)

New accounting pronouncements – In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about the Company’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and removes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.”  ASU 2009-14 subjects software-enabled products to other revenue guidance and disclosure requirements, such as guidance relating to revenue arrangements with multiple-deliverables.

Both ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified beginning May 1, 2011 for the Company, although early application is permitted. The Company plans to early adopt these provisions on May 1, 2010 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices.

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

The allowance for doubtful accounts rollforward for the three fiscal years in the period ended April 30, 2010 was as follows:

In thousands	Balance at Beginning of Fiscal Year	Charges to Costs and Expenses1	Deductions2	Impact of Business Dispositions		Balance at End of Fiscal Year
Fiscal 2010	$6,741	$4,305	$(3,233)		$(57)	$7,756
Fiscal 2009	$6,384	$2,733	$(2,376)	$	---	$6,741
Fiscal 2008	$7,012	$2,524	$(3,152)	$	---	$6,384
1 Includes bad debt expense and foreign currency translation adjustments.

2 Deductions include accounts receivable written off and recoveries.

Note 3.  Inventories

Inventories were as follows:

	April 30,
In thousands	2010	2009
Raw materials and purchased parts	$49,400	$58,779
Work in process	1,774	3,510
Finished goods	8,649	9,819
Total inventories	$59,823	$72,108

Note 4.  Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	April 30,
In thousands	2010	2009
Land	$1,036	$1,020
Buildings	33,128	35,166
Machinery, tools and equipment	84,908	96,457
	119,072	132,643
Accumulated depreciation	(90,454)	(101,091)
	28,618	31,552
Construction in progress	3,605	5,567
Total property, plant and equipment, net	$32,223	$37,119

Construction in progress included capitalized interest of $0.1 million for the fiscal year ended April 30, 2010 and $0.2 million for the fiscal year ended April 30, 2009.  Depreciation expense was $7.9 million, $9.0 million, and $8.8 million for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

Note 5.  Business Acquisitions

Acquisition During the Fiscal Year Ended April 30, 2010 – On November 25, 2009, the Company acquired for cash 100 percent of the stock of Yunique, a software development company for apparel and flexible materials markets, located in New York.  The acquisition of this business is expected to enhance the Apparel and Industrial segment’s product lifecycle management software product offerings.  Under the terms of the stock purchase agreement, the Company paid $2.0 million to the former owners of Yunique and is liable for future contingent payments based upon Yunique’s annual revenue for the three full fiscal years following the acquisition date.  The contingent payments could range from $3.3 million to $4.0 million and were estimated as approximately $3.8 million on an undiscounted basis using probability-based forecasted revenue as of the acquisition date.  The contingent future payments were recorded at estimated fair value and classified as Other long-term liabilities on the accompanying Consolidated Balance Sheet.  The Company funded the initial payment for this acquisition with borrowings under its credit facility.  As of April 30, 2010, there has been no change to the expected (undiscounted) range of contingent payments. The Company incurred and expensed $0.6 million in acquisition costs associated with Yunique during the fiscal year ended April

30, 2010. These costs were recognized within Restructuring and other expenses on the accompanying Consolidated Statements of Operations.

The assets and liabilities of Yunique were recorded at fair value under the purchase method of accounting.  The Company determined the fair value of acquired intangible assets through the use of valuation models.  The acquired amortizable intangible assets included $1.8 million attributable to customer relationships with an estimated useful life of ten years, $0.9 million attributable to developed technology assets with an estimated useful life of five years, and a trade name valued at $0.1 million with an estimated useful life of ten years.  The unallocated purchase price of $3.7 million was recorded as goodwill, none of which is anticipated to be tax deductible. The recorded goodwill is primarily attributable to expected synergies between the Company and Yunique.

The following table summarizes the assets acquired and liabilities assumed:

In thousands	November 25, 2009
Assets acquired:
Accounts receivable	$194
Prepaid expenses and other current assets	12
Goodwill	3,653
Other assets	2,796
Total assets acquired	$6,655
Liabilities assumed:
Accounts payable	33
Other accrued liabilities	158
Deferred revenue	257
Other long-term liabilities	1,021
Total liabilities assumed	$1,469
Net assets acquired	$5,186
Consideration:
Cash payment	$2,012
Estimated fair value of contingent consideration	3,174
Total consideration	$5,186

For comparative purposes, the Company believes that its results of operations for the fiscal years ended April 30, 2010, April 30, 2009 and April 30, 2008 would not have been materially different had the acquisition of Yunique occurred at May 1, 2009, May 1, 2008 or May 1, 2007, respectively.

Acquisitions During the Fiscal Year Ended April 30, 2009 - The Company completed acquisitions of two companies during the fiscal year ended April 30, 2009.  In September 2008, the Company acquired for cash the capital stock of Gamma and in October 2008, the Company acquired for cash the capital stock of Virtek.  The acquisitions were funded through borrowings under the Company's revolving credit facility.

Gamma, a manufacturer of equipment for the Apparel and Industrial segment, was acquired to expand the Company's position within China.  Under the terms of the stock purchase agreement, the Company paid $5.5 million to the stockholders of Gamma, which included the settlement of amounts held in escrow in the fiscal year ended April 30, 2010.  The assets and liabilities of Gamma were recorded at fair value on the date of acquisition under the purchase method of accounting.  The Company determined the fair value of acquired intangible assets of $1.4 million through the use of valuation models.  The unallocated purchase price of $4.7 million was recorded as goodwill.

Virtek is a manufacturer of precision laser-based templating and inspection solutions for industrial material.  Virtek serves customers in the prefabricated construction and transportation industries worldwide, and its operations are located primarily in Canada.  The Company intends to utilize its global reach, service and customer relationships to increase sales of Virtek’s products, as well as to provide products and services to customers in the Apparel and Industrial segment.  Prior to the acquisition, the common stock of Virtek was publicly listed on the Toronto Stock Exchange.  The Company purchased all of the outstanding common stock of Virtek for an aggregate purchase price of approximately $29.0 million.

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

The table below summarizes the assets acquired and liabilities assumed.  The acquisition included assets and liabilities of FOBA, which was subsequently sold.  See Note 19.  The amount reported for Goodwill included capitalized transaction costs of approximately $3.4 million.

In thousands	October 21, 2008
Assets acquired:
Cash and cash equivalents	$4,128
Accounts receivable	6,940
Inventories	8,756
Prepaid and other assets	615
Property, plant and equipment	1,831
Goodwill	15,968
Deferred tax assets	3,030
Other assets	3,135
Total assets acquired	$44,403
Liabilities assumed:
Accounts payable	$2,499
Accrued compensation and benefits	2,893
Other liabilities	5,599
Deferred revenue	959
Total liabilities assumed	$11,950
Net assets acquired	$32,453

As a result of the Virtek acquisition, the Company planned to consolidate Virtek production facilities for certain product lines within its United States and Canadian locations.  Included in this plan were workforce reductions and plans to exit certain leased facilities that were executed in the fiscal years ended April 30, 2009 and 2010.  The Company's purchase price allocation of accrued compensation and benefits and other liabilities included $1.6 million of estimated costs for workforce reductions and lease termination costs as of the acquisition date.

For comparative purposes, the Company believes that its results of operations for the fiscal years ended April 30, 2009 and April 30, 2008 would not have been materially different had the acquisition of Virtek occurred at May 1, 2008 or May 1, 2007, respectively.

Acquisition During the Year Ended April 30, 2008 - In May 2007, the Company acquired for cash the stock of Data Technology, Inc. ("Data Technology"), a manufacturer of automated cutting hardware for the design, die making and short run production segments of the packaging and graphics industries, located in Massachusetts.  Under the terms of the stock purchase agreement, the purchase price was $6.2 million, which included the settlement of a hold back amount in the fiscal year ended April 30, 2010.  The operating results of this business are included within the Sign Making and Specialty Graphics segment in the Company's Consolidated Financial Statements from the effective date of the acquisition on May 1, 2007.

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

Note 6.  Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of the Company's acquired intangible assets other than goodwill included in Other assets on the Company's Consolidated Balance Sheets:

	April 30, 2010		April 30, 2009
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,732	$3,641	$7,603	$3,210
Other	8,346	1,136	5,131	739
Total amortized intangible assets	$16,078	$4,777	$12,734	$3,949

Total amortized intangible assets as of April 30, 2010 included gross acquired intangible assets of $2.8 million from the Yunique acquisition.  See Note 5.

Intangible asset amortization expense was $1.5 million, $1.0 million and $0.7 million for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.  It is estimated that such expense will be $1.6 million for the fiscal year ending April 30, 2011, $1.5 million for the fiscal year ending April 30, 2012, $1.3 million for the fiscal year ending April 30, 2013, and $1.1 million annually for the fiscal years ending April 30, 2014 and 2015 based on the amortized intangible assets as of April 30, 2010.

The Company settled $1.5 million in contingent obligation commitments during the fiscal year ended April 30, 2010 related to past acquisitions with the former owners of Data Technology and Gamma.  In connection with the sale of certain businesses, the Company recorded a charge of $2.7 million for the write-off of goodwill as part of the Loss from discontinued operations in the accompanying Consolidated Statements of Operations (see Note 19).

Balances and changes in the carrying amount of goodwill for the fiscal years ended April 30, 2010 and 2009 were:

In thousands	Sign Making & Specialty Graphics	Apparel & Industrial	Ophthalmic Lens Processing	Total
Balance as of April 30, 2008
Gross goodwill	$123,652	$14,149	$38,696	$176,497
Accumulated impairment losses	(92,953)	---	(21,700)	(114,653)
Net balance as of April 30, 2008	$30,699	$14,149	$16,996	$61,844
Goodwill acquired during the year from acquisitions	---	20,245	---	20,245
Adjustment to previously reported goodwill	92	---	---	92
Effects of currency translation	(5,054)	(187)	---	(5,241)
Net balance as of April 30, 2009	$25,737	$34,207	$16,996	$76,940
Goodwill acquired during the year from acquisitions	1,086	4,021	---	5,107
Goodwill related to the sale of a business	(1,009)	(1,581)	(108)	(2,698)
Effects of currency translation	1,541	2,764	---	4,305
Net balance as of April 30, 2010	$27,355	$39,411	$16,888	$83,654
Net balance as of April 30, 2010 was comprised of:
Gross goodwill	120,308	39,411	38,588	198,307
Accumulated impairment losses	(92,953)	---	(21,700)	(114,653)
Net balance as of April 30, 2010	$27,355	$39,411	$16,888	$83,654

Note 7.  Investments

Investments are primarily comprised of a mutual fund held in a rabbi trust that are used to fund benefit payments under the nonqualified supplemental pension plan.  Investments in available-for-sale securities included in Other assets for the fiscal years ended April 30, 2010 and 2009 were:

	For the Fiscal Years Ended April 30,
	2010			2009
In thousands	Cost	Unrealized Gains	Estimated Fair Value	Cost	Unrealized Gains	Estimated Fair Value
Mutual fund	$2,707	$1,099	$3,806	$2,796	$159	$2,955

Gross realized gains of $0.1 million were included in Other income (expense), net for the fiscal year ended April 30, 2010.  Gross realized losses of $0.1 million were included in Other income (expense), net for the fiscal year ended April 30, 2009.  Additionally, an other-than-temporary impairment charge of $2.3 million was recognized in the fiscal year ended April 30, 2009 and included within Other income (expense), net on the accompanying Consolidated Statements of Operations.  Realized gains and losses for the fiscal year ended April 30, 2008 were not significant.

Note 8.  Income Taxes

Components of the provision for income taxes attributable to continuing operations were:

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Current:
Federal	$(83)	$(270)	$(1,602)
State and local	85	95	273
Foreign	3,499	1,895	6,201
Total current	3,501	1,720	4,872
Deferred:
Federal	(4,312)	(3,134)	900
State and local	(194)	(106)	128
Foreign	1,537	(2,501)	143
Total deferred	(2,969)	(5,741)	1,171
Income tax expense (benefit)	$532	$(4,021)	$6,043

The following reconciles the statutory United States federal income tax rate to the consolidated effective income tax rate:

	For the Fiscal Years Ended April 30,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of US federal tax benefit	(7.4)	8.1	1.2
Reversal of valuation allowance in France	---	(415.8)	---
Foreign tax differences and other valuation allowance adjustments	(50.7)	(23.8)	(4.6)
Impact of repatriation of foreign earnings	(25.8)	31.7	4.0
Belgian notional interest deduction	(14.2)	(43.5)	---
Research and development tax credits	(13.2)	(45.5)	(1.9)
Prior years’ adjustments	75.2	(74.2)	(6.8)
Nondeductible cost of acquisitions	10.4	---	---
Equity based compensation adjustments	8.6	18.8	---
Other foreign taxes	7.0	9.5	0.9
Other, net	3.5	(15.8)	0.8
Effective income tax rate	28.4%	(515.5)%	28.6%

A valuation allowance is established if, based upon all available evidence, it is "more likely than not" that all or a portion of deferred tax assets may not be realized.  A review of all available evidence includes, but is not limited to, Company performance, the market environment in which the Company operates, the length of carryback and carryforward periods, and objectively verifiable evidence concerning future profitability.

Deferred tax assets and liabilities as of April 30, 2010 and 2009 were:

	April 30, 2010		April 30, 2009
In thousands	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation	$1,022	$1,599	$1,159	$1,265
Patents	---	1,471	---	1,519
Employee benefit plans	14,765	565	12,097	154
Inventory	6,254	145	5,610	---
Asset valuations	13,921	7,733	13,691	6,799
Provisions for estimated expenses	4,435	---	3,417	---
Net operating losses	19,075	---	20,630	---
Credit carryforwards	10,491	270	7,133	270
Other	4,455	1,134	1,804	805
	74,418	12,917	65,541	10,812
Valuation allowance	(17,118)	---	(14,182)	---
	$57,300	$12,917	$51,359	$10,812

United States income and foreign withholding taxes have not been provided on $89.6 million of foreign subsidiaries excesses of financial reporting over investment tax basis differences, including unremitted foreign earnings, because the differences are considered to be reinvested indefinitely outside the United States.  The basis differences could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when reinvestment or repatriation would be tax effective through the utilization of foreign tax credits.  Determination of the related amount of the unrecognized deferred income tax liability is not practicable.

The sources of income from continuing operations before income taxes were:

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
United States	$(14,680)	$(11,963)	$439
Foreign	16,554	12,743	20,718
Income from continuing operations before income taxes	$1,874	$780	$21,157

As of April 30, 2010, the Company has approximately $227.9 million of tax net operating loss carryforwards, primarily state and foreign, of which $200.5 million expire as follows:  $5.3 million from the fiscal years ended or ending April 30, 2010 through 2014, $0.8 million during the fiscal years ending April 30, 2015 through 2020, and $194.4 million from the fiscal years ending April 30, 2021 through 2030.  In addition, the Company has approximately $13.3 million of federal tax credit carryforwards, of which $11.7 million expire beginning in the fiscal year ending April 30, 2014.

As of April 30, 2010 and 2009, the Company had valuation allowances of $17.1 million and $14.2 million, respectively, related primarily to foreign and state loss carryforwards, which do not meet the standard of being more likely than not to be realized.  The net increase in the valuation allowance of $2.9 million for the fiscal year ended April 30, 2010 relates principally to valuation allowances established for other losses not benefited.  The Company expects future operations will generate sufficient earnings to realize its remaining deferred tax assets.

A rollforward of the valuation allowance on deferred tax assets for each of the three fiscal years in the three-year period ended April 30, 2010 was as follows:

In thousands	Balance at Beginning of Fiscal Year	Charges to Income Tax Expense	Acquired Valuation Allowances		Deductions	1	Balance at End of Fiscal Year
Fiscal 2010	$14,182	$3,573	$	---		$(637)	$17,118
Fiscal 2009	$15,182	$1,142		$1,176		$(3,318)	$14,182
Fiscal 2008	$14,427	$842	$	---		$(87)	$15,182
1  Included in the amount for the fiscal year ended April 30, 2009 is $3.2 million associated with the reversal of the valuation allowance in France.

Charges to income tax expense relate primarily to net operating losses in state and foreign jurisdictions, the effect of which has been included in the effective tax rate reconciliation in the adjustment for state income taxes and within foreign tax rate differences.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense. During the fiscal years ended April 30, 2010, 2009 and 2008, the Company recorded interest and penalties charges of approximately $0.1 million in each respective period in the accompanying Consolidated Statement of Operations.  The Company had no accrued interest and penalties as of April 30, 2010, and, as of April 30, 2009 total accrued interest, which related to uncertain tax positions, was $0.1 million.  As of April 30, 2010, the Company had gross tax-effected unrecognized tax benefits of $5.0 million, of which $3.6 million, if recognized, would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the fiscal years ended April 30, 2010, 2009 and 2008:

In thousands	2010	2009	2008
Beginning balance	$3,422	$4,064	$5,061
Additions for tax positions related to the current year	786	140	74
Additions for tax positions of prior years	98	37	292
Reductions for tax positions of prior years	(652)	(196)	(374)
Reductions for lapse of applicable statutes of limitation	(58)	(623)	(989)
Ending balance	$3,596	$3,422	$4,064

The Company conducts business globally and, as a result, Gerber or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, Switzerland, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to United States federal, state and local, or non-United States income tax examinations for years before 2004.

It is reasonably possible that a reduction in the range of $0.4 million to $0.7 million of unrecognized tax benefits may occur within 12 months as a result of the filing of amended tax returns and expirations of statutes of limitation.

Note 9.  Borrowings

The Company's outstanding debt is comprised of the following:

	April 30, 2010	April 30,
In thousands	Effective rates	2010	2009
Short-term lines of credit	4.30%	$1,146	$189
Revolving credit facility	6.12%	45,000	67,500
Industrial development bonds	N/A	---	6,000
		46,146	73,689
Less portion due within one year		(1,146)	(189)
Total long-term debt		$45,000	$73,500

All of the Company's outstanding debt accrued interest at variable interest rates as of April 30, 2010.  As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.  The Company has used interest rate swaps to manage certain market rate exposures.  See Note 10.

Credit Facility – The Company entered into a credit agreement on January 31, 2008 (the "Credit Agreement"), amended during March 2009 and November 2009, with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  The facility is a $75.0 million senior secured credit facility, which may be borrowed under revolving credit loans.  In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $50.0 million the total principal amount of borrowings available under the credit facility.  The facility matures on January 31, 2012.  The Credit Agreement is among Gerber and certain of its subsidiaries and JP Morgan Chase Bank N.A., HSBC Bank USA, National Association, Merrill Lynch Capital Corporation, Bank of America, N.A., Sovereign Bank and RBS Citizens, N.A.  The credit facility is collateralized by first-priority liens on selected assets and the pledge of capital stock of certain of Gerber’s subsidiaries.

Outstanding borrowings under the Credit Agreement accrue interest at an annual rate equal to the defined Applicable Base Rate ("ABR") or the London Interbank Offered Rate ("LIBOR"), plus a variable margin, which varies based upon certain financial measurements.  An annual commitment fee is payable quarterly based upon the unused amount of the Credit Agreement at a specified margin.  The specified margins and commitment fees are based on the Company's ratio of Total Funded Debt to Consolidated EBITDA (as defined for purposes of the Credit Agreement), as shown in the table below:

Total Funded Debt to Consolidated EBITDA Ratio	ABR Margin (basis points)	LIBOR Margin (basis points)	Commitment Fee (basis points)
3.00x and greater	300.0	400.0	50.0
2.25x to less than 3.00x	225.0	325.0	50.0
1.50x to less than 2.25x	175.0	275.0	37.5
0.75x to less than 1.50x	137.5	237.5	25.0
Less than 0.75x	100.0	200.0	25.0

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.  The financial covenants in the Credit Agreement require the Company to maintain a maximum ratio of Total Funded Debt to Consolidated EBITDA, a minimum ratio of Consolidated EBIT to Consolidated Interest Expense, a maximum capital expenditures covenant of $10 million and a minimum asset coverage ratio covenant (all as defined for purposes of the Credit Agreement).

The definition of EBITDA in the Credit Agreement excludes, among other items, certain gains and expenses, including other-than-temporary impairment asset charges, non-cash stock compensation, non-recurring fees and expenses associated with the Credit Agreement amendments, and non-cash purchase accounting adjustments that amortize into EBITDA, and includes, among other items, pro forma EBITDA from acquired companies.  The Company’s financial covenant ratio of Total Funded Debt to Consolidated EBITDA, as amended in November 2009, is a maximum of 3.00 to 1 for the twelve month period ended April 30, 2010 and thereafter.

The Company’s financial covenant ratio of Consolidated EBIT to Consolidated Interest Expense, as amended in November 2009, is shown in the table below:

Twelve Month Period Ended	Covenant
April 30, 2010	Minimum 2.25:1
July 31, 2010	Minimum 2.50:1
October 31, 2010 and thereafter	Minimum 3.00:1

The asset coverage covenant ratio requires at least a 1:1 ratio of specified assets to total funded debt.  Such assets include cash in the United States and Canada, plus 55 percent of consolidated net accounts receivable plus 25 percent of consolidated inventories and $20 million for consolidated fixed assets.  The asset coverage covenant was amended in November 2009 to phase out the $20.0 million allowance for consolidated net fixed assets over periods ending October 31, 2010 and thereafter.  Additionally, the measurement of compliance with this covenant will change from being tested monthly to being tested quarterly after October 31, 2010.  As of April 30, 2010, the Company maintained an asset coverage ratio of 1.62:1.

The March 2009 amendment fee and related costs were $1.2 million and were capitalized.  In conjunction with the credit facility amendment in March 2009, the Company incurred a $0.3 million loss for the write-off of certain deferred financing costs.  The November 2009 amendment fee and related costs were $0.5 million and were capitalized.  In conjunction with the credit facility amendment in November 2009, the Company incurred a $0.3 million loss for the write-off of certain deferred financing costs.

The Company's future compliance with the financial covenants under the credit facility will depend primarily on its success in generating sufficient operating cash flows.  Future compliance with the financial covenants may be adversely affected by various economic, financial and industrial factors.  Noncompliance with the covenants would constitute an event of default under the credit facility, potentially allowing the lenders to accelerate repayment of any outstanding borrowings.  In the event of failure by the Company to continue to be in compliance with any covenants, the Company would seek to negotiate amendments to the applicable covenants or obtain compliance waivers from its lenders.  The Company was in compliance with its financial covenants as of April 30, 2010.  As of April 30, 2010, $21.3 million was available for borrowings under the revolving credit facility, based on facility financial covenants.

The Credit Agreement also contains subjective acceleration clauses; under which, upon the occurrence of a change in the Company's financial condition, business or operations considered by the lenders to be materially adverse to the Company, the lenders may cause amounts due under the agreement to become immediately due and payable.  Additionally, the Credit Agreement contains certain cross-default provisions, which provide that default by the Company under other lending arrangements could cause the Company to be in default under the Credit Agreement.

Under the terms of its credit facility, the Company is restricted from making cash dividend payments in excess of 25 percent of the preceding year's net income.

Weighted-average interest rates under the Company's primary credit facility, inclusive of deferred debt issue costs amortized and interest allocated to discontinued operations, were 7.2 percent in the fiscal year ended April 30, 2010, 5.7 percent in the fiscal year ended April 30, 2009 and 8.6 percent in the fiscal year ended April 30, 2008.

Industrial Development Bonds – As of April 30, 2009, the Company had outstanding $6.0 million of Industrial Development Bonds.  This debt was extinguished in advance of the maturity date during the fiscal year ended April 30, 2010.

Short-term Lines of Credit – The Company had short-term bank lines of credit available with several international banks of approximately $1.2 million as of April 30, 2010 and $2.7 million as of April 30, 2009.

Note 10.  Derivative Instruments

The Company has used derivative instruments in the fiscal years ended April 30, 2010 and 2009, including interest rate swaps and forward contracts, to manage certain interest rate and foreign currency exposures.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

The Company holds debt that is indexed at variable market interest rates and operates internationally.  Therefore, the Company is exposed to fluctuations in interest rates and foreign exchange rates in the normal course of business.  These fluctuations can increase the costs of financing, investing and operating the business.  By nature, all financial instruments involve market and credit risks.  The Company enters into derivative and other financial instruments with major investment grade financial institutions and has procedures to monitor the credit risk of those counterparties.  The Company limits its counterparty exposure and concentration of risk by diversifying counterparties.  While there can be no assurance in this regard, the Company does not anticipate any non-performance by any of these counterparties.

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

Interest Rate Swaps – The Company is subject to market risk exposure from changes to interest rates due to the variable nature of the credit facility market interest rates.  The Company manages these exposures by periodically assessing the market environments and swapping variable interest payments for fixed interest payments at an acceptable level for a portion of its debt.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the interest rate swap is classified as an other asset or other liability at fair value on the accompanying Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated other comprehensive loss in Shareholders' Equity on the accompanying Consolidated Balance Sheets.  These changes in fair value will subsequently be reclassified in current earnings as a component of interest expense when the interest payments are incurred.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period that it occurs.  Cash flows associated with the interest rate swaps are recorded within cash flows from operating activities within the Consolidated Statements of Cash Flows.

The Company entered into two interest rate swap arrangements effective during the fiscal year ended April 30, 2009, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matured in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.  The following table summarizes the fair value of these derivative instruments as of April 30, 2010 and 2009:

In thousands	Balance Sheet Location	April 30, 2010	April 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap arrangements	Other accrued liabilities	$479	$1,181

The following table summarizes the pre-tax impact on Accumulated other comprehensive loss in Shareholders' Equity on the accompanying Consolidated Balance Sheets from interest rate swap arrangements that qualified as cash flow hedges for the fiscal years ended April 30, 2010 and 2009:

In thousands	2010	2009
Loss recognized in Accumulated Other Comprehensive Loss before tax effect	$407	$1,181
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$1,109	$301

Assuming current market conditions continue, of the amount recorded in Accumulated other comprehensive loss in Shareholders' Equity, a $0.5 million loss is expected to be reclassified as interest expense to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months.

Foreign Currency Forward Contracts – During the fiscal year ended April 30, 2010, the Company managed certain foreign currency transaction risk through the use of derivatives to hedge forecasted foreign currency intercompany cash flows and did not use hedge accounting for these transactions.  A gain of $0.1 million was recorded upon settlement of the forward contracts within Other income (expense), net on the accompanying Consolidated Statements of Operations for the fiscal year ended April 30, 2010.  During the fiscal year ended April 30, 2009, the Company managed certain foreign currency transaction risk to acceptable limits through the use of derivatives to hedge forecasted foreign currency cash flows associated with the Virtek acquisition.  As hedge accounting related to contemplated business combinations is not permissible, the hedges were utilized as economic hedges.  A loss of $0.7 million was recorded upon the settlement of the derivative within Other income (expense), net on the accompanying Consolidated Statements of Operations for the fiscal year ended April 30, 2009.  As of April 30, 2010 and 2009, there were no outstanding foreign currency forward contracts.

Note 11.  Preferred Stock, Common Stock, Stock Plans and Restricted Stock

Preferred Stock – The Company's Certificate of Incorporation authorizes 10.0 million shares of preferred stock, issuable in one or more series. The Board of Directors is authorized to fix and determine the terms, limitations and relative rights and preferences of the preferred stock, including voting rights, if any, and the amount of liquidation preference over the common stock, and to establish series of preferred stock and fix and determine the various terms among the series.  As of April 30, 2010, no preferred stock had been issued.
Common Stock – The Company's Certificate of Incorporation authorizes 100.0 million shares of common stock.  There were

25.1 million shares outstanding as of April 30, 2010 and 24.6 million shares outstanding as of April 30, 2009.

Stock Repurchase Plan – The Company is authorized to purchase up to 3.0 million shares of its outstanding common stock over an indeterminate period of time as, in the opinion of management, market conditions warrant.  Under this authorization, the Company purchased 1.0 million shares in the fiscal year ended April 30, 2000. The reacquired shares have been retired and under Connecticut law constitute authorized but unissued shares. As of April 30, 2010, the Company could purchase up to an additional 2.0 million shares.

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

As of April 30, 2010, the Company had five stock incentive plans:  the 2006 Omnibus Incentive Plan (the "Omnibus Plan"), the 2003 Employee Stock Option Plan (the "2003 Plan"), the 1992 Employee Stock Plan (the "1992 Employee Plan"), the 1992 Non-Employee Director Stock Option Plan (the "1992 Non-Employee Director Plan") and the Non-Employee Director's Stock Grant Plan (the "Non-Employee Director Stock Grant Plan"), under which employees and Directors had been granted options to purchase or be granted common stock of the Company, as applicable.

The Omnibus Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to Directors, officers and key employees.  As of April 30, 2010, only nonqualified stock options and restricted stock had been granted under this plan.  Stock options awarded to key employees under this plan have a ten-year term and are exercisable at the common stock market price on the date of grant.  Options vest in accordance with the terms of an employee's grant agreement, generally over three years.  Shares of common stock authorized under the Omnibus Plan total 4.3 million and 1.6 million shares were available for issuance as of April 30, 2010.  Exercised options are issued from authorized but unissued common shares.  In the event of a "change in control," as defined in the Omnibus Plan, all unvested outstanding stock options granted vest and become immediately exercisable.

The 2003 Plan, the 1992 Employee Plan and the 1992 Non-Employee Director Plan have all expired and all outstanding options issued under these plans are vested as of April 30, 2010.  Vested options under these plans are exercisable for a ten-year term from the grant date and are exercisable at the common stock market price on the date of grant.  These options remain exercisable in accordance with the terms of the respective plans.  Exercised options are issued from authorized but unissued common shares.

The Non-Employee Director Stock Grant Plan provides an annual grant of 5,000 shares of the Company's common stock to non-employee members of the Board of Directors.  Grants under this plan are issued from treasury shares.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average key assumptions for the fiscal years ended April 30, 2010, 2009 and 2008.  A dividend yield was not assumed for the grants in those fiscal years.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

	For the Fiscal Years Ended April 30,
	2010	2009	2008
Expected option term1	5.7 years	5.5 years	5.9 years
Expected volatility2	70.0%	46.3%	51.0%
Risk-free interest rate3	2.3%	3.0%	3.2%
1
The option term was determined using the simplified method for estimating expected option life through December 31, 2007.  The Company's options qualify as "plain-vanilla" options.  Beginning on January 1, 2008, the expected option term is determined by analyzing the Company's historical experience.

2
The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant.

3	The risk-free interest rate is based on the 5-year U.S. Treasury note yield in effect at the time of grant.

Weighted-average fair values at date of grant for options granted during the fiscal years ended April 30, 2010, 2009 and 2008 were $3.56, $4.15 and $4.82, respectively.  The total intrinsic value of options exercised during the fiscal year ended April 30, 2010 was not significant.  The total intrinsic value of options exercised during the fiscal years ended April 30, 2009 and 2008 was $0.6 million and $0.9 million, respectively.  The fair value of options vested during the fiscal years ended April 30, 2010, 2009 and 2008 was $2.3 million, $1.6 million and $1.7 million, respectively.  The Company has option grants for approximately 0.4 million shares expected to vest over the next year (weighted-average contractual remaining term).  The weighted-average exercise price per share of those options expected to vest is $8.21 per share, with $0.1 million intrinsic value as of April 30, 2010.

The Company recognized stock option compensation expense primarily within Selling, general and administrative expenses of $1.6 million, $2.0 million and $1.4 million for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

A summary of stock option activity under the stock option plans for the fiscal year ended April 30, 2010 is set forth below:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 30, 2009	2,188	$9.81	5.6 years	$0.1
Options granted	100	$5.72
Options exercised	(11)	$3.35		---
Options cancelled	(249)	$11.69
Outstanding as of April 30, 2010	2,028	$9.41	5.0 years	$0.8
Options exercisable as of April 30, 2010	1,633	$9.69	4.1 years	$0.6

The majority of the current outstanding restricted stock grants vest one-fourth each year for the four-year period following the date of grant.  During the restriction period, restricted stock awards entitle the holder to all rights of a holder of common shares, including dividend and voting rights.  Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances.  The amount of compensation expense recognized for restricted stock awards, net of cancellations, was $2.2 million for the fiscal year ended April 30, 2010, $1.2 million for the fiscal year ended April 30, 2009 and $0.4 million for the fiscal year ended April 30, 2008.

Restricted stock award activity was as follows:

	For the Fiscal Years Ended April 30,
	2010	2009	2008
Restricted stock awarded (shares in thousands)	662	767	288
Weighted-average fair value on date of grant per share	$6.18	$4.52	$9.65

The following table summarizes the activity for the Company's nonvested shares of restricted stock during the fiscal year ended April 30, 2010:

In thousands except per share amounts	Shares	Weighted-average Fair Value
Nonvested as of April 30, 2009	978	$5.70
Granted	662	6.18
Vested	(276)	6.39
Forfeited	(112)	5.83
Nonvested as of April 30, 2010	1,252	$5.78

As of April 30, 2010, there was $6.2 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 12.  Accumulated Other Comprehensive Loss

The following table discloses the balance by classification within accumulated other comprehensive (loss) income:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	Net Gain (Loss) on Derivative Instruments		Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of April 30, 2007	$14,435	$12	$	---	$(13,292)	$1,155
Fiscal 2008 activity	11,686	(486)		---	(1,785)	9,415
Balance as of April 30, 2008	26,121	(474)		---	(15,077)	10,570
Fiscal 2009 activity	(25,709)	574		(741)	(1,973)	(27,849)
Balance as of April 30, 2009	412	100		(741)	(17,050)	(17,279)
Fiscal 2010 activity	10,453	590		440	(3,585)	7,898
Balance as of April 30, 2010	$10,865	$690		$(301)	$(20,635)	$(9,381)

Note 13.  Employee Benefit Plans

Pension Plans – The Company has a noncontributory qualified defined benefit pension plan, the Gerber Scientific, Inc. and Participating Subsidiaries Pension Plan (the "Qualified Plan"), covering employees in the United States.  The Company also maintains a nonqualified defined benefit pension plan, the Gerber Scientific, Inc. Participating Subsidiaries Supplemental Pension Benefit Plan (the “Nonqualified Plan”) for certain employees in the United States.  The Nonqualified Plan provides for pension benefits earned under the Company's primary pension plan benefit formula, payment of which is limited by income tax regulations.  Benefit accruals under these plans were frozen as of April 30, 2009 and employees hired on or after May 1, 2004 are not eligible to participate in the Qualified Plan or the Nonqualified Plan.

Effective May 1, 2004, Qualified Plan benefits are based on an employee's months of service and average annual compensation during the employee's ten consecutive highest-paid years in the last ten calendar years of service, but no less than the benefit accrued as of April 30, 2004.  Through April 30, 2004, Qualified Plan benefits were based on an employee's months of service and average annual compensation during the employee's five consecutive highest-paid years in the last ten calendar years of service.  Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2 and certain pre-tax elective contributions, but excludes fringe benefits (cash and noncash), including compensation related to stock option plans and certain other benefits and payments.  Effective as of April 30, 2009, participants in the plans will not receive credit either for eligible earnings paid after that date or for any months of service worked after that date.  Service credits for retirement eligibility continue in accordance with the terms of each plan.  The Company issued restricted stock with an aggregate fair value of $0.9 million to most active employees in the Qualified Plan during the fiscal year ended April 30, 2009 as a result of the plan amendment in that fiscal year.

Pension arrangements for employees of foreign subsidiaries are provided generally through currently funded defined contribution plans and local insurance contracts.  The Company maintains one international closed defined benefit plan in the United Kingdom with an unfunded status of approximately $0.1 million as of April 30, 2010.

The Company uses an April 30 measurement date for its pension plans.

The following table summarizes the obligations and funded status of the pension plans and the related amounts recognized in the Consolidated Balance Sheets as of April 30, 2010 and 2009:

	Qualified Plan				Nonqualified Plan
In thousands	2010		2009		2010		2009
Change in benefit obligation:
Benefit obligation at beginning of fiscal year		$89,612		$103,992		$6,608		$7,256
Service cost		---		2,289		---		98
Interest cost		6,335		6,622		459		458
Actuarial loss (gain)		17,396		(10,080)		974		(362)
Benefits paid		(4,245)		(4,151)		(551)		(513)
Impact of curtailment		---		(9,060)		---		(329)
Benefit obligation at end of fiscal year		$109,098		$89,612		$7,490		$6,608

Change in plan assets:
Fair value of plan assets at beginning of year		$66,034		$82,197	$	---	$	---
Actual return on plan assets		17,311		(17,918)		---		---
Employer contributions		---		5,906		551		513
Benefits paid		(4,245)		(4,151)		(551)		(513)
Fair value of plan assets at end of fiscal year		$79,100		$66,034	$	---	$	---
Funded status		$(29,998)		$(23,578)		$(7,490)		$(6,608)

Amounts recognized in balance sheets, before taxes:
Other accrued liabilities	$	---	$	---		$(556)		$(557)
Accrued pension benefit liability		(29,998)		(23,578)		(6,934)		(6,051)
Net amount recognized		$(29,998)		$(23,578)		$(7,490)		$(6,608)

Amounts recognized in Accumulated Other Comprehensive Loss, before taxes, consist of:
Net actuarial loss		$31,417		$26,679		$1,467		$492

Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows as of April 30, 2010 and 2009:

	Qualified Plan		Nonqualified Plan
In thousands	2010	2009	2010		2009
Projected benefit obligation and accumulated benefit obligation	$109,098	$89,612		$7,490		$6,608
Fair value of plan assets	$79,100	$66,034	$	---	$	---

The components of the net periodic benefit cost were as follows:

	Qualified Plan				Nonqualified Plan
	For the Fiscal Years Ended April 30,				For the Fiscal Years Ended April 30,
In thousands	2010		2009	2008	2010		2009	2008
Service cost	$	---	$2,289	$2,493	$	---	$98	$95
Interest cost		6,335	6,622	6,066		459	458	396
Expected return on plan assets		(5,264)	(6,838)	(7,044)		---	---	---
Amortization of: Prior service cost (credit)		---	296	296		---	(3)	(3)
Actuarial loss		611	970	614		---	42	4
Curtailment loss (gain)		---	507	---		---	(32)	---
Net periodic benefit cost		$1,682	$3,846	$2,425		$459	$563	$492

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows for the fiscal years ended April 30, 2010 and 2009:

	Qualified Plan		Nonqualified Plan
In thousands	2010	2009	2010	2009
Current year actuarial loss (gain)	$5,349	$14,677	$974	$(362)
Amortization of net actuarial loss	(611)	(970)	---	(42)
Amortization of prior service (cost) credit	---	(296)	---	3
Effect of curtailment:
Curtailment gain in other comprehensive income	---	(9,060)	---	(330)
Unrecognized prior service (cost) credit	---	(507)	---	32
Total recognized in other comprehensive income	$4,738	$3,844	$974	$(699)

The total amount recognized in net periodic benefit cost and other comprehensive income for the fiscal year ended April 30, 2010 was $6.4 million for the Qualified Plan and $1.4 million for the Nonqualified Plan.

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the fiscal year ending April 30, 2011 is as follows:

In thousands	Qualified Plan	Nonqualified Plan
Net actuarial loss	$(732)	$(26)

The major assumptions used in determining the benefit obligation and net cost are presented in the flowing tables as weighted average rates.  The rate of compensation increase is no longer relevant to benefit obligations or net cost as of April 30, 2009 and thereafter with the effect of the pension plan benefits freeze.

	Qualified Plan		Nonqualified Plan
Benefit Obligation Assumptions	2010	2009	2010	2009
Discount rate	5.80%	7.25%	5.80%	7.25%

	Qualified Plan			Nonqualified Plan
	For the fiscal years ended April 30,			For the fiscal years ended April 30,
Net Cost Assumptions	2010	2009	2008	2010	2009	2008
Discount rate	7.25%	6.50%	6.00%	7.25%	6.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.50%	---	---	---
Rate of compensation increase	N/A	4.00%	4.00%	N/A	4.00%	4.00%

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

The fair values of pension plan assets as of April 30, 2010, by asset category were as follows:

	April 30, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Cash and cash equivalents	$27	$27	$	---	$	---
Money market funds	964	964		---		---
Equity securities
U.S. equity securities	30,778	30,778		---		---
Foreign equity securities	10,324	10,324		---		---
Global equity securities	2,105	2,105		---		---
Fixed income securities
Government securities	12,100	12,100		---		---
U.S. corporate bonds	16,512	16,512		---		---
Foreign corporate bonds	541	541		---		---
Real estate mutual fund	5,749	5,749		---		---
Total	$79,100	$79,100	$	---	$	---

The fair values of pension plan assets as of April 30, 2009, by asset category were as follows:

	April 30, 2009
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Cash and cash equivalents	$21	$21	$	---	$	---
Money market funds	2,426	2,426		---		---
Equity securities
U.S. equity securities	23,212	23,212		---		---
Foreign equity securities	8,825	8,825		---		---
Global equity securities	1,698	1,698		---		---
Fixed income securities
Government securities	10,819	10,819		---		---
U.S. corporate bonds	15,574	15,574		---		---
Foreign corporate bonds	434	434		---		---
Real estate mutual fund	3,025	3,025		---		---
Total	$66,034	$66,034	$	---	$	---

As of April 30, 2010, the Company was primarily invested in mutual funds with underlying investments in the categories listed above.  The overall strategy of the Qualified Plan is to have a diverse portfolio that reasonably spans established risk and return levels, preserves liquidity and is designed to achieve an acceptable rate of return based on the investments' risk profiles.  The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth.  The Qualified Plan's asset allocation is designed to provide diversification among various asset classes.  The Company's target allocation is 50 percent to 70 percent in equity securities and 30 percent to 50 percent in fixed income securities.

The Company's weighted-average asset allocations as of April 30, 2010 and 2009 by major asset category, for the Qualified Plan were as follows:

	2010	2009
Equity securities	55%	51%
Fixed income securities	37%	40%
Real estate	7%	5%
Other (primarily money market funds)	1%	4%
	100%	100%

The Company expects to contribute $0.8 million to the Qualified Plan and $0.6 million to the Nonqualified Plan in the fiscal year ending April 30, 2011.

The following benefit payments, which reflect expected future service, are expected to be paid for the Qualified Plan and the Nonqualified Plan:

In thousands	Qualified Plan	Nonqualified Plan
Fiscal Year 2011	$4,805	$556
Fiscal Year 2012	$5,256	$573
Fiscal Year 2013	$5,466	$560
Fiscal Year 2014	$5,667	$589
Fiscal Year 2015	$6,037	$593
Fiscal Years 2016-2020	$33,752	$2,924

401(k) Plan – Under the Gerber Scientific, Inc. and Participating Subsidiaries 401(k) Maximum Advantage Program and Trust, employees in the United States may contribute a portion of their compensation to a tax-deferred 401(k) plan.  The Company typically contributes an amount equal to a specified percentage of each employee's contribution up to an annual maximum Company contribution per participant. During the fiscal year ended April 30, 2010 and part of the fiscal year ended April 30, 2009, the Company temporarily suspended the elective Company matching contributions.  The Company's expense for matching contributions was $0.9 million and $1.4 million for the fiscal years ended April 30, 2009 and 2008, respectively.

Note 14.  Restructuring and Other Expenses

In the fiscal year ended April 30, 2010 the Company recorded restructuring and other expenses of $2.7 million that consisted of $0.6 million of acquisition costs, $1.7 million of employee separation charges and $0.4 million for patent impairment expenses.   In the fiscal year ended April 30, 2009, the Company recorded restructuring and other expenses of $1.9 million of severance, a benefit of $0.9 million for the reversal of a previously established leased facility restructuring reserve, and $0.1 million for patent impairment expenses.  In the fiscal year ended April 30, 2008, the Company recorded restructuring and other expenses of $0.3 million for patent impairment expenses.

Fiscal 2010 actions - During the fiscal year ended April 30, 2010, the Company terminated certain employees that became redundant with the Yunique acquisition.  The Company does not anticipate any future additional costs associated with this action.  Fees related to the Yunique acquisition are also classified as Restructuring and other expenses on the accompanying Consolidated Statements of Operations and were paid in full by April 30, 2010.  The Company also eliminated certain finance and other positions as a result of business process improvement initiatives and the outsourcing of certain functions.  Unpaid severance is expected to be paid by December 31, 2010.  The Company continues to evaluate its workforce based on expected future business size.

The following table shows a rollforward of the severance accruals established during the fiscal year ended April 30, 2010 by segment:
In thousands	2010
Sign Making and Specialty Graphics
Severance expenses	231
Cash payments	---
Ending balance at April 30, 2010	231

Apparel and Industrial
Severance expenses	639
Cash payments	(362)
Ending balance at April 30, 2010	$277

Corporate
Severance expenses	$854
Cash payments	(504)
Ending balance at April 30, 2010	$350

Fiscal 2009 actions – During the fiscal year ended April 30, 2009, the Company eliminated several positions and reduced its global workforce as a result of general economic conditions and incurred severance expenses that were historically reported within Selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.  Severance costs historically recorded as either Cost of products sold or Cost of services sold were not reclassified to Restructuring and other expenses on the accompanying Consolidated Statements of Operations.  Also during the fiscal year ended April 30, 2009, the Company completed facility rationalization plans for its Connecticut locations and determined that it would reoccupy a previously vacated leased facility.  This determination resulted in the reversal of a previously established leased facility restructuring reserve and resulted in a $0.9 million benefit.

The following table displays a rollforward of the severance accruals of $1.9 million established during the fiscal year ended April 30, 2009 by segment through April 30, 2010:

In thousands	2009
Sign Making and Specialty Graphics
Severance expenses		$690
Cash payments		(669)
Ending balance at April 30, 2009		21
Cash payments		(21)
Ending balance at April 30, 2010	$	---

Apparel and Industrial
Severance expenses		$1,026
Cash payments		(949)
Ending balance at April 30, 2009		77
Cash payments		(77)
Ending balance at April 30, 2010	$	---

Ophthalmic Lens Processing
Severance expenses		$148
Cash payments		(148)
Ending balance at April 30, 2009 and 2010	$	---

Corporate
Severance expenses		$41
Cash payments		(41)
Ending balance at April 30, 2009 and 2010	$	---

Note 15.  Guarantees

Warranty – A limited warranty is provided on certain of the Company's products for periods ranging from 90 days to one year and allowances for estimated warranty costs are recorded during the period of sale.

The following is a reconciliation of the beginning and ending balances of the Company's accrued standard warranty liability for the fiscal years ended April 30, 2010 and 2009, which are included in Other accrued liabilities on the accompanying Consolidated Balance Sheets:

	For the Fiscal Years Ended April 30,
In thousands	2010	2009
Beginning balance	$2,815	$2,327
Warranties issued in the current period	5,155	5,036
Impact of business acquisitions (See Note 5)	---	669
Impact of business dispositions (See Note 19)	(574)	---
Reductions for costs incurred	(5,146)	(5,217)
Ending balance	$2,250	$2,815

The Company incurred additional costs of $0.5 million and $0.8 million for the fiscal years ended April 30, 2010 and 2009, respectively, under extended warranty contracts.

Financing Arrangements – The Company has agreements with major financial services institutions to assist customers in obtaining lease financing to purchase the Company's equipment.  The financial services institutions are the lessor and the customer is the lessee.  These leases typically have terms ranging from two to six years.  As of April 30, 2010, the amount of lease receivables financed under these agreements between the external financial services institutions and the lessees was $3.8 million. The Company's net exposure related to recourse provisions under these agreements was approximately $1.5 million as of April 30, 2010.  The equipment sold collateralizes the lease receivables.  In the event of default by the lessee, the Company has the liability to the financial services institution under recourse provisions once the institution repossesses the equipment from the lessee and returns it to the Company.  In most cases, the Company then can resell the equipment, the proceeds of which are expected to substantially cover a majority of the liability to the financial services institution.  As of April 30, 2010 and 2009, the Company had recorded undiscounted accruals for the expected losses under recourse provisions of $0.4 million and $0.2 million, respectively.

Guarantees of Debt – As of April 30, 2010, certain subsidiaries of Gerber were guarantors of the Company's Credit Agreement.  See Note 9.  The guarantors are required to fulfill Gerber’s obligations over the life of the Credit Agreement, if Gerber fails to pay any portion of the outstanding debt when due.  Outstanding borrowings under the Credit Agreement were $45.0 million and $67.5 million as of April 30, 2010 and 2009, respectively.

Note 16.  Fair Value Measurements

Fair value guidance for the accounting of both financial assets and liabilities and nonrecurring nonfinancial assets and liabilities is part of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 was adopted by the Company on May 1, 2008 for its financial assets and financial liabilities and on May 1, 2009 for its nonrecurring nonfinancial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands related disclosure requirements.  Nonrecurring nonfinancial assets and liabilities for the Company included those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value and nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly business transaction in the principal market for the asset or liability.

ASC 820 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of April 30:

	April 30, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,806	$3,806	$	---	$	---
Interest rate swap agreements	(479)	---		(479)		---
Estimated fair value of contingent consideration	(3,174)	---		---		(3,174)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(547)	$3,806		$(479)		$(3,874)

	April 30, 2009
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$2,955	$2,955	$	---	$	---
Interest rate swap agreements	(1,181)	---		(1,181)		---
Total	$1,774	$2,955		$(1,181)	$	---

The fair values for the available for sale investments were based on quoted market prices unadjusted from financial exchanges (Level 1), except for preferred shares in an international private company, for which the fair value was based upon Level 3 evidence and determined to be insignificant.  The available for sale investments were primarily comprised of investments in a balanced United States mutual fund.  The interest rate swap agreements were valued using observable current market information as of the reporting date such as the prevailing LIBOR-based currency spot and forward rates (Level 2).  There were no transfers between level 1 and level 2 categories during the fiscal year ended April 30, 2010 or the fiscal year ended April 30, 2009.

In connection with the acquisition of Yunique (see Note 5), a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  Any change in fair value of the contingent consideration subsequent to the acquisition date will be recognized in the statement of operations.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of Yunique in measuring fair value.  A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.  There were no changes to the level 3 liability during the fiscal year ended April 30, 2010.

In connection with the sale of ND Graphics, the Company remained a guarantor under a lease for ND Graphic’s headquarters facility in Toronto, Canada. This lease expires during the fiscal year ending April 30, 2018.  The remaining undiscounted monthly lease payments were $2.3 million as of the sale date.  The fair value of this liability of $0.7 million was recorded in Other long-term liabilities on the accompanying Consolidated Balance Sheets.  The fair value of the $0.7 million liability was estimated using a probability based discounted cash flow analysis for the probability of non-performance by ND Graphics.  As of April 30, 2010, there was no existing default or indication of a prospective default by ND Graphics under the lease.  There were no changes to the level 3 liability during the fiscal year ended April 30, 2010.

The above fair values were computed based on quoted market prices or an estimate of the amount received or paid to terminate or settle the agreement, as applicable.  The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying amounts due to their short-term nature.  All of the Company’s outstanding debt accrues interest at variable interest rates.  As the underlying interest rates are believed to represent market rates, the carrying amounts are considered to approximate fair value.

Note 17.  Segment Reporting

Reportable segments are determined based on management's evaluation of the business units.  Each business unit sells internationally as well as within the United States.  The Sign Making and Specialty Graphics segment manufactures and distributes computer-controlled production systems, software and aftermarket supplies sold to a diversified customer base in the sign making and specialty graphics industries.  This segment is comprised of the Gerber Scientific Products and Spandex business units.  The Apparel and Industrial (formerly Apparel and Flexible Materials) segment manufactures and distributes computer-controlled production systems and software for product design, spreading, labeling, cutting, and handling of flexible materials such as fabrics and composites.  The Apparel and Industrial segment's customer base is in the apparel, aerospace, automotive, furniture and other industries.  The results of Yunique, Gamma and Virtek are included within the Apparel and Industrial segment from the respective dates of acquisition.  See Notes 1 and 5.  United States defined benefit pension expenses were reclassified to the Corporate segment from other operating segments as the plans were frozen as of April 30, 2009 and historical results were reclassified to conform with the presentation for the fiscal year ended April 30, 2010.  The Ophthalmic Lens Processing segment manufactures and distributes computer-controlled production systems and aftermarket supplies sold to a diversified customer base in the ophthalmic industry.

Financial data for the fiscal years ended April 30, 2010, 2009 and 2008 for the Company's reportable segments are shown in the following tables.  The accounting policies of the reportable segments are substantially identical to those described in the summary of significant accounting policies.  The effects of material intrasegment and intersegment transactions have been eliminated.  Asset information by reportable segment is not accumulated and disclosed, as it is not reported to the Company's Chief Executive Officer and is not used internally.

	For the Fiscal Years Ended April 30,
In thousands	2010	2009	2008
Revenue:
Sign Making and Specialty Graphics:
Gerber Scientific Products	$45,141	$57,460	$68,769
Spandex	211,981	224,960	251,496
Sign Making and Specialty Graphics	257,122	282,420	320,265
Apparel and Industrial	155,145	162,965	207,945
Ophthalmic Lens Processing	46,088	53,555	66,088
Consolidated revenue	$458,355	$498,940	$594,298
Operating income:
Sign Making and Specialty Graphics:
Gerber Scientific Products	$(5,539)	$(1,078)	$1,407
Spandex	12,461	10,459	11,656
Sign Making and Specialty Graphics	6,922	9,381	13,063
Apparel and Industrial	18,342	15,352	29,177
Ophthalmic Lens Processing	2,496	3,365	5,270
Segment operating income	27,760	28,098	47,510
Corporate operating expenses	(20,360)	(21,381)	(22,722)
Consolidate operating income	$7,400	$6,717	$24,788

Revenue by geographic area for the fiscal years ended April 30, 2010, 2009 and 2008 and net property, plant and equipment by geographic area as of April 30, 2010, 2009 and 2008 are shown in the table below.  Revenue was attributed to specific countries based on the shipment destination.

In thousands	United States	Europe	All Other	Total
2010
Revenue	$147,481	$209,021	$101,853	$458,355
Property, plant and equipment	$17,574	$12,847	$1,802	$32,223

2009
Revenue	$175,114	$232,717	$91,109	$498,940
Property, plant and equipment	$19,020	$15,101	$2,998	$37,119

2008
Revenue	$163,099	$287,877	$143,322	$594,298
Property, plant and equipment	$18,440	$17,986	$3,426	$39,852

Note 18.  Commitments and Contingencies

Leases – The Company occupies space and uses machinery and equipment under operating lease arrangements.  The Company is not the lessee under any material capital leases. Rental expense under minimum lease commitments was $12.8 million, $13.2 million and $13.4 million for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

Minimum annual rental commitments as of April 30, 2010 under long-term noncancelable operating leases were:

In thousands	Building and Office Space	Machinery and Equipment	Total
2011	$9,410	$1,321	$10,731
2012	8,247	1,005	9,252
2013	7,307	620	7,927
2014	6,291	149	6,440
2015	5,093	18	5,111
After 2015	12,196	---	12,196
	$48,544	$3,113	$51,657

Future minimum rentals to be received under noncancelable subleases total $6.2 million.

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

In connection with the sale of ND Graphics, the Company remained a guarantor under a lease for ND Graphic’s headquarters facility in Toronto, Canada. This lease expires during the fiscal year ending April 30, 2018.  The remaining undiscounted monthly lease payments were $2.3 million as of the sale date.  The fair value of this liability of $0.7 million was recorded in Other long-term liabilities on the accompanying Consolidated Balance Sheets.  The fair value of the $0.7 million liability was estimated using a probability based discounted cash flow analysis for the probability of non-performance by ND Graphics.  The Company also holds a $1.0 million letter of credit to which the Company has immediate access to in the event of default by ND Graphics under that lease. The Company has recorded this letter of credit as an asset for $0.7 million in Other assets on the accompanying Consolidated Balance Sheets.  As of April 30, 2010, there was no existing default or indication of a prospective default by ND Graphics under the lease.

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

Note 19.  Discontinued Operations and Asset Sales

On September 1, 2009, the Company sold 100 percent of the capital stock of FOBA for a net sales price of approximately $8.8 million, net of transaction fees.  FOBA was acquired in October 2008 as part of the acquisition of Virtek.  Sales proceeds of approximately $0.9 million will remain in escrow for a two-year period for possible application to specified contingencies.  A gain on sale of $1.7 million was included on the accompanying Consolidated Statements of Operations within Loss from discontinued operations for the fiscal year ended April 30, 2010.

On September 30, 2009, the Company sold substantially all of the assets and liabilities of ND Graphics for a net sales price of approximately $5.3 million, net of transaction fees.  A loss on sale of $3.2 million was included on the accompanying Consolidated Statement of Operations within Loss from discontinued operations for the fiscal year ended April 30, 2010.  ND Graphics will continue to serve as the Company’s Canadian distributor for its Sign Making and Specialty Graphics segment.  The Company expects some continuing cash flows, primarily from sales of equipment and aftermarket supplies to ND Graphics, although these cash flows are not expected to be significant enough to preclude discontinued operations accounting.

The operations of ND Graphics and FOBA were not considered a core strategic focus for the Company.  See Note 1.  Net proceeds from the transactions were used to reduce the Company’s outstanding debt.

The Company allocated a portion of its interest expense to discontinued operations, as the proceeds from the sales were required to reduce the Company’s outstanding obligations under its credit facility.  The Company allocated approximately $0.3 million of interest expense to discontinued operations for the fiscal year ended April 30, 2010, $0.6 million of interest expense for the fiscal year ended April 30, 2009 and $0.3 million for the fiscal year ended April 30, 2008.

The following table provides revenue and pretax income (loss) from the FOBA discontinued operations:

	For the Fiscal Year Ended April 30,
In thousands	2010	2009	2008
Revenue from discontinued operations	$5,973	$11,601	$	---
Pretax income (loss) from discontinued operations	$597	$(1,089)	$	---

The following table provides a summary of the assets and liabilities of FOBA as of September 1, 2009 that were sold:

In thousands	September 1, 2009
Assets:
Accounts receivable, net	$3,069
Inventories	3,848
Prepaid and other assets	66
Total current assets	6,983
Property, plant and equipment, net	1,336
Total assets	$8,319
Liabilities:
Accounts payable	$1,142
Accrued compensation and benefits	488
Other accrued liabilities	1,577
Other liabilities	229
Total liabilities	$3,436
Net assets	$4,883

The following table provides revenue and pretax (loss) income from the ND Graphics discontinued operations:

	For the Fiscal Year Ended April 30,
In thousands	2010	2009	2008
Revenue from discontinued operations	$13,901	$32,252	$33,920
Pretax (loss) income from discontinued operations	$(3,427)	$(115)	$765

The following table provides a summary of the assets and liabilities of ND Graphics as of September 30, 2009 that were sold:

In thousands	September 30, 2009
Assets:
Accounts receivable, net	$4,413
Inventories	4,579
Prepaid and other assets	174
Total current assets	9,166
Property, plant and equipment, net	720
Other long-term assets	60
Total assets	$9,946
Liabilities:
Accounts payable	$1,332
Accrued compensation and benefits	130
Other accrued liabilities	146
Total liabilities	$1,608
Net assets	$8,338

The Company closed the majority of its Spandex Poland and Spandex New Zealand operations during the fiscal year ended April 30, 2010.  The results of these businesses were previously reported within the Sign Making and Specialty Graphics segment.  The Company also closed the majority of its Gerber Coburn Australia operations during the fiscal year ended April 30, 2010.  The results of this business were previously reported within the Ophthalmic Lens Processing segment.  The Company has reported the results of operations of these three businesses as discontinued operations for fiscal years ended April 30, 2010, 2009 and 2008 within the consolidated financial statements.  The Company expects some continuing cash flow from these operations, primarily related to service contracts on prior equipment sales. These cash flows are not expected to be significant enough to preclude discontinued operations accounting.

The following table provides revenue and pretax loss from the Spandex Poland discontinued operations:

	For the Fiscal Year Ended April 30,
In thousands	2010	2009	2008
Revenue from discontinued operations	$1,234	$4,206	$4,375
Pretax loss from discontinued operations	$(269)	$(1,468)	$(669)

The following table provides revenue and pretax income (loss) from the Spandex New Zealand discontinued operations:

	For the Fiscal Year Ended April 30,
In thousands	2010	2009	2008
Revenue from discontinued operations	$2,034	$1,827	$2,526
Pretax income (loss) from discontinued operations	$2	$(216)	$(278)

The following table provides revenue and pretax (loss) income from the Gerber Coburn Australia discontinued operations:

	For the Fiscal Year Ended April 30,
In thousands	2010	2009	2008
Revenue from discontinued operations	$3,570	$3,988	$4,898
Pretax (loss) income from discontinued operations	$(859)	$407	$(223)

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

Also during the fiscal year ended April 30, 2008, the Company sold a non-operating unused parcel of land in Connecticut for a sales price of $1.4 million.  The Company accounted for this transaction under the full accrual method.  The Company received $0.3 million in cash and a note receivable for $1.1 million at the date of the sale.  A gain of $1.3 million was recorded in Other income (expense), net on the Company's Consolidated Statement of Operations for the fiscal year ended April 30, 2008.  The note receivable was collected in full during the fiscal year ended April 30, 2009.

Note 20.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for income from continuing operations for the fiscal years indicated below.

	April 30, 2010			April 30, 2009			April 30, 2008
In thousands except per share amounts	Income from Continuing Operations	Average Shares	Per Share	Income from Continuing Operations	Average Shares	Per Share	Income from Continuing Operations	Average Shares	Per Share
Basic earnings per share	$1,342	24,961	$0.05	$4,801	24,065	$0.20	$15,114	23,475	$0.64
Effect of dilutive options and awards	---	---	---	---	74	---	---	267	---
Diluted earnings per share	$1,342	24,961	$0.05	$4,801	24,139	$0.20	$15,114	23,742	$0.64

For the fiscal years ended April 30, 2010, 2009 and 2008, stock options to purchase 1.9 million, 2.0 million and 0.7 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the stock options exceeded the average market price of the Company's common stock.

Note 21.  Subsequent Event

On June 8, 2010, the Company approved plans to consolidate its Massachusetts-based Gerber Innovations business, a business unit of the Sign Making and Specialty Graphics segment, into an existing Connecticut facility, with an expected completion date of September 30, 2010.  As a result of the consolidation, the Company expects to generate annualized savings of approximately $0.9 million.  The Company estimated the costs related to this facility consolidation to be approximately $1.1 million, the substantial majority of which will require the outlay of cash.  The Company expects that $0.3 million of these costs will be restructuring charges related principally to employee severance costs and $0.2 million will relate to lease contract termination costs.  Other costs are expected to be non-severance employee costs of $0.4 million and moving expenses of $0.2 million.

These costs are expected to be incurred during the fiscal year ending April 30, 2011.

On June 16, 2010, the Company approved plans to align the Gerber Innovations business under the management of the Apparel and Industrial segment from the Sign Making and Specialty Graphics segment.  This change is not expected to have a significant impact on segment disclosures.

Note 22.  Quarterly Results (Unaudited)

A summary of the quarterly results of operations for the fiscal years ended April 30, 2010 and 2009 is set forth below.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
Revenue	$109,354	$118,655	$109,185	$121,161
Gross profit	$31,858	$34,955	$32,546	$35,274
Net income (loss)	$514	$459	$(809)	$(1,622)
Earnings (Loss) per common share:
Basic	$0.02	$0.02	$(0.03)	$(0.06)
Diluted	$0.02	$0.02	$(0.03)	$(0.06)
Fiscal 2009
Revenue	$146,271	$141,030	$105,057	$106,582
Gross profit	$39,964	$41,132	$32,019	$30,500
Net income (loss)	$681	$6,094	$(2,232)	$(2,307)
Earnings (Loss) per common share:
Basic	$0.03	$0.25	$(0.09)	$(0.09)
Diluted	$0.03	$0.25	$(0.09)	$(0.09)

For the fiscal years ended April 30, 2010 and 2009, the sum of the four fiscal quarter basic and diluted earnings per share does not equal the full year basic and diluted earnings per share due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERBER SCIENTIFIC, INC.
(Registrant)

June 30, 2010	By:	/s/ Michael R. Elia
Michael R. Elia Executive Vice President, Chief Financial Officer (Chief Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title
June 30, 2010	/s/ Marc T. Giles (Marc T. Giles)	President, Chief Executive Officer and Director (Principal Executive Officer)

June 30, 2010	/s/ Donald P. Aiken (Donald P. Aiken)	Director, Chairman

June 30, 2010	/s/ Edward G. Jepsen (Edward G. Jepsen)	Director

June 30, 2010	/s/ Randall D. Ledford (Randall D. Ledford)	Director

June 30, 2010	/s/ John R. Lord (John R. Lord)	Director

June 30, 2010	/s/ James A. Mitarotonda (James A. Mitarotonda)	Director

June 30, 2010	/s/ Javier Perez (Javier Perez)	Director

June 30, 2010	/s/ Carole F. St. Mark (Carole F. St. Mark)	Director

June 30, 2010	/s/ W. Jerome Vereen (W. Jerome Vereen)	Director