Form 10-Q
period 2010-07-31
GERBER SCIENTIFIC INC
filed 2010-09-01
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-05865

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑
25,127,426 shares of common stock of the registrant were outstanding as of July 31, 2010, exclusive of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended July 31,
In thousands, except per share data	2010	2009
Revenue:
Product sales	$102,533	$92,605
Service sales	15,791	16,749
	118,324	109,354
Costs of Sales:
Cost of products sold	71,991	67,797
Cost of services sold	10,347	9,699
	82,338	77,496

Gross profit	35,986	31,858

Selling, general and administrative expenses	28,338	23,795
Research and development	4,324	4,428
Restructuring and other expenses	520	---
Operating income	2,804	3,635

Other income (expense), net	370	(1,045)
Interest expense	(782)	(942)
Income from continuing operations before income taxes	2,392	1,648
Income tax expense	793	359
Income from continuing operations	1,599	1,289
Loss from discontinued operations, net of tax of $(21) and $80	(75)	(775)
Net income	$1,524	$514

Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.05
Discontinued operations	---	(0.03)
Basic earnings per common share	$0.06	$0.02
Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.05
Discontinued operations	---	(0.03)
Diluted earnings per common share	$0.06	$0.02

Weighted Average Common Shares Outstanding:
Basic	25,126	24,611
Diluted	25,186	24,612

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
In thousands	2010	2010
Assets:
Current Assets:
Cash and cash equivalents	$10,004	$11,305
Accounts receivable, net	74,852	80,925
Inventories	59,718	59,823
Deferred tax assets, net	10,344	10,029
Prepaid expenses and other current assets	5,739	4,732
Total Current Assets	160,657	166,814
Property, plant and equipment, net	31,954	32,223
Goodwill	83,581	83,654
Deferred tax assets, net	48,258	48,362
Other assets	19,828	20,824
Total Assets	$344,278	$351,877
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$37,260	$39,185
Accrued compensation and benefits	14,647	15,997
Other accrued liabilities	24,325	22,080
Deferred revenue	12,981	13,003
Total Current Liabilities	89,213	90,265
Long-term debt	38,000	45,000
Accrued pension benefit liability	36,860	36,932
Deferred tax liabilities, net	12,686	12,600
Other long-term liabilities	8,839	8,874

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	256	257
Paid-in capital	82,602	81,981
Retained earnings	97,728	96,204
Treasury stock	(10,666)	(10,855)
Accumulated other comprehensive loss	(11,240)	(9,381)
Total Shareholders' Equity	158,680	158,206
Total Liabilities and Shareholders' Equity	$344,278	$351,877

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Cash flows from operating activities:
Net income	$1,524	$514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,011	2,636
Deferred income taxes, net	86	(920)
Stock-based compensation	780	752
Other noncash items	502	401
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	5,463	10,643
Inventories	(270)	2,170
Prepaid expenses and other assets	(878)	(1,278)
Accounts payable and other accrued liabilities	281	2,750
Accrued compensation and benefits	(1,154)	(3,195)
Net cash provided by operating activities	8,345	14,473
Cash flows from investing activities:
Capital expenditures	(1,101)	(1,160)
Proceeds from sale of assets	16	14
Proceeds from sale of available for sale investments	275	3
Purchases of available for sale investments	(159)	(23)
Business acquisitions	---	(581)
Investments in intangible assets	(49)	(357)
Net cash used in investing activities	(1,018)	(2,104)
Cash flows from financing activities:
Debt repayments	(31,613)	(38,787)
Debt proceeds	24,500	26,378
Common stock activity	(22)	(3)
Payments on vendor financed debt	(631)	---
Net cash used in financing activities	(7,766)	(12,412)
Effect of exchange rate changes on cash and cash equivalents	(862)	1,353
(Decrease) Increase in cash and cash equivalents	(1,301)	1,310
Cash and cash equivalents at beginning of period	11,305	10,313
Cash and cash equivalents at end of period	$10,004	$11,623

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of April 30, 2010 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2010.  The results of operations and cash flows for the fiscal quarter ended July 31, 2010 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly state the Company's consolidated financial position, results of operations, cash flows and footnote disclosures for the periods reported, have been included.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the Securities and Exchange Commission on June 30, 2010.  Certain reclassifications have been made to conform to the presentation for the fiscal quarter ended July 31, 2010.  During the fiscal quarter ended July 31, 2010, management realigned the Gerber Innovations (“GI”) business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment (see Note 5).

The results of operations and cash flows for Yunique Solutions, Inc. (“Yunique”), which was acquired in November 2009, were included in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the fiscal quarter ended July 31, 2010.  The Company believes that its results of operations for the fiscal quarter ended July 31, 2009 would not have been materially different had this acquisition occurred on May 1, 2009.

Note 2.  Inventories

Inventories were as follows:

In thousands	July 31, 2010	April 30, 2010
Raw materials and purchased parts	$48,277	$49,400
Work in process	2,435	1,774
Finished goods	9,006	8,649
Total inventories	$59,718	$59,823

Note 3.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	July 31, 2010		April 30, 2010
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,799	$3,806	$7,732	$3,641
Other	8,246	1,374	8,346	1,136
Total amortized intangible assets	$16,045	$5,180	$16,078	$4,777

Intangible asset amortization expense was $0.4 million for the fiscal quarter ended July 31, 2010 and $0.3 million for the fiscal quarter ended July 31, 2009.  It is estimated that such expense will be $1.8 million for the fiscal year ending April 30, 2011, $1.5 million for the fiscal year ending April 30, 2012, $1.3 million for the fiscal year ending April 30, 2013 and $1.1 million annually for fiscal years ending April 30, 2014 through 2016, based on the amortizable intangible assets as of July 31, 2010.

Balances and changes in the carrying amount of goodwill for the fiscal quarter ended July 31, 2010 were:

In thousands	Sign Making & Specialty Graphics	Apparel & Industrial	Ophthalmic Lens Processing	Total
Balance as of April 30, 2010
Gross goodwill	$120,308	$39,411	$38,588	$198,307
Accumulated impairment losses	(92,953)	---	(21,700)	(114,653)
Net balance as of April 30, 2010	$27,355	$39,411	$16,888	$83,654
Effects of currency translation	91	(164)	---	(73)
Effect of Gerber Innovations segment change	(1,112)	1,112	---	---
Net balance as of July 31, 2010	$26,334	$40,359	$16,888	$83,581
Net balance as of July 31, 2010 was comprised of:
Gross goodwill	119,287	40,359	38,588	198,234
Accumulated impairment losses	(92,953)	---	(21,700)	(114,653)
Net balance as of July 31, 2010	$26,334	$40,359	$16,888	$83,581

Note 4.   Comprehensive (Loss) Income

The Company's total comprehensive (loss) income was as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Net income	$1,524	$514
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,490)	12,538
Defined benefit pension plans activity, net of tax	119	96
Unrealized investment (loss) gain, net of tax	(172)	257
Net (loss) gain on cash flow hedge derivative instruments, net of tax	(316)	45
Total comprehensive (loss) income	$(335)	$13,450

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Industrial and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics operating segment is comprised of the Gerber Scientific Products and Spandex business units.  During the fiscal quarter ended July 31, 2010, management realigned the GI business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility which is primarily used for Apparel and Industrial segment production needs.

The following table presents revenue and operating income by reportable segment:

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Sign Making and Specialty Graphics:
Gerber Scientific Products	$9,994	$8,858
Spandex	52,292	52,697
Sign Making and Specialty Graphics	62,286	61,555
Apparel and Industrial	44,052	37,338
Ophthalmic Lens Processing	11,996	10,710
Intersegment revenue elimination	(10)	(249)
Consolidated revenue	$118,324	$109,354
Sign Making and Specialty Graphics:
Gerber Scientific Products	$(872)	$(952)
Spandex	4,159	3,042
Sign Making and Specialty Graphics	3,287	2,090
Apparel and Industrial	3,606	4,837
Ophthalmic Lens Processing	1,202	970
Segment operating income	8,095	7,897
Corporate operating expenses	(5,291)	(4,262)
Consolidated operating income	$2,804	$3,635

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

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Fiscal Quarters Ended July 31,
	2010			2009
In thousands except per share amounts	Income from Continuing Operations	Average Shares	Per Share	Income from Continuing Operations	Average Shares	Per Share
Basic earnings per share	$1,599	25,126	$0.06	$1,289	24,611	$0.05
Effect of dilutive options and awards	---	60	---	---	1	---
Diluted earnings per share	$1,599	25,186	$0.06	$1,289	24,612	$0.05

Note 7.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to its financial guarantees outstanding during the fiscal quarter ended July 31, 2010.

Changes in the carrying amounts of product warranties were as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Beginning balance	$2,250	$2,815
Warranties issued in the current period	786	1,636
Reductions for costs incurred	(885)	(1,489)
Reclassification to liabilities held for sale	---	(529)
Ending balance	$2,151	$2,433

Note 8.  Employee Benefit Plans

The Company’s United States defined benefit pension plans were frozen effective April 30, 2009.  Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Interest cost	$1,653	$1,699
Expected return on plan assets	(1,584)	(1,316)
Amortization of actuarial loss	190	153
Net periodic benefit cost	$259	$536

For the fiscal quarter ended July 31, 2010, $0.1 million in cash contributions were made to the Company's nonqualified pension plan.  The Company expects to contribute $0.8 million to the qualified plan and $0.6 million to the nonqualified plan in the fiscal year ending April 30, 2011.

Note 9.  Income Taxes

For the fiscal quarter ended July 31, 2010 and 2009, the Company’s effective tax rates from continuing operations were less than the statutory tax rate of 35.0 percent primarily as a result of foreign rate differences.  The rate for the fiscal quarter ended July 31, 2009 further benefitted from tax credits which were unavailable for the fiscal quarter ended July 31, 2010 due to a change in the tax law.

Note 10.  Derivative Instruments

The Company has used derivative instruments including interest rate swaps and foreign currency contracts during the quarters ended July 31, 2010 and 2009.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

Interest Rate Swaps – The Company is subject to market risk exposure from changes to interest rates due to the variable nature of the credit facility market interest rates.  The Company manages these exposures by periodically assessing the market environments and swapping variable interest payments for fixed interest payments at an acceptable level for a portion of its debt.  These derivative instruments are accounted for as cash flow hedges.  The fair value of interest rate swaps is classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Interest expense when the interest payments are incurred.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period that it occurs.  Cash flows associated with the interest rate swaps are recorded within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company maintained two interest rate swap arrangements effective during the fiscal quarter ended July 31, 2010, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matured in May 2010 and the interest rate swap agreement on $25.0 million of debt matures in November 2010.

Foreign Currency Contracts - The Company is subject to foreign currency risk exposure from changes in foreign currency rates on cash payments from its foreign subsidiaries to the United States parent company.  The Company manages these exposures by periodically assessing the market environments and entering into foreign currency derivative contracts.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the foreign currency cash flow hedges are classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Other income (expense), net when the foreign currency transactions are settled.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period in which it occurs.  Cash flows associated with the foreign currency contracts are recorded within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company entered into three foreign currency contracts effective during the fiscal quarter ended July 31, 2010, hedging forecasted euro cash payments from its foreign subsidiaries to the United States parent company of approximately $16.9 million.  These contracts settle on various dates through April 30, 2011.  As of April 30, 2010, there were no outstanding foreign currency forward contracts.

The following table summarizes the fair value of these derivative instruments as of July 31, 2010 and April 30, 2010:

		Liabilities
In thousands	Balance Sheet Location	July 31, 2010	April 30, 2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$785	$	---
Interest rate swap arrangements	Other accrued liabilities	200		479
		$985		$479

During the fiscal quarter ended July 31, 2010, there was no impact to the fair value of the Company’s derivative liabilities due to the Company’s credit risk.

The following table summarizes the pre-tax impact on Accumulated Other Comprehensive Loss in Shareholders' Equity from cash flow hedges for the fiscal quarters ended July 31, 2010 and 2009:

	For the fiscal quarters ended July 31,
In thousands	2010	2009
(Loss) Gain recognized in Accumulated Other Comprehensive Loss before tax effect	$(985)	$72
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$(293)	$(241)

Assuming current market conditions continue, of the amount recorded in Accumulated Other Comprehensive Loss, a $0.2 million loss is expected to be reclassified as Interest expense to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months and an $0.8 million loss is expected to be reclassified as Other income (expense), net to reflect the anticipated foreign exchange losses within the next 12 months.

Note 11.  Fair Value Measurements

Fair value guidance for the accounting of both financial assets and liabilities and nonrecurring nonfinancial assets and liabilities is part of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and provides disclosure requirements.  Nonrecurring nonfinancial assets and liabilities for the Company include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and nonrecurring nonfinancial assets and liabilities initially measured at fair value in a business combination.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly business transaction in the principal market for the asset or liability.

ASC 820 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of July 31, 2010 and April 30, 2010:

	July 31, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,449	$3,449	$	---	$	---
Foreign exchange derivative contracts	(785)	---		(785)		---
Interest rate swap agreements	(200)	---		(200)		---
Estimated fair value of contingent consideration	(3,422)	---		---		(3,422)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(1,658)	$3,449		$(985)		$(4,122)

	April 30, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,806	$3,806	$	---	$	---
Interest rate swap agreements	(479)	---		(479)		---
Estimated fair value of contingent consideration	(3,174)	---		---		(3,174)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(547)	$3,806		$(479)		$(3,874)

The fair values for the available for sale investments were based on quoted market prices unadjusted from financial exchanges (Level 1), except for preferred shares in an international private company, for which the fair value was based upon Level 3 evidence and determined to be insignificant.  The available for sale investments were primarily comprised of investments in a balanced United States mutual fund held in a rabbi trust for unqualified pension plan payments.  The interest rate swap agreements and foreign exchange derivative contracts were valued using observable current market information as of the reporting date, such as the prevailing LIBOR-based currency spot and forward rates (Level 2).  There were no transfers between level 1 and level 2 categories during the fiscal quarter ended July 31, 2010.

In connection with the acquisition of Yunique in November 2009, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of Yunique in measuring fair value.  A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.  The fair value increased $0.2 million during the fiscal quarter ended July 31, 2010 to reflect changes in expected payments based on forecasted performance and the time value of money.

In connection with the sale of ND Graphics in September 2009, the Company remained a guarantor under a lease for ND Graphic’s headquarters facility in Toronto, Canada. This lease expires during the fiscal year ending April 30, 2018.  The remaining undiscounted monthly lease payments were $2.3 million as of the sale date.  The fair value of this liability of $0.7 million was recorded in Other long-term liabilities on the accompanying Consolidated Balance Sheets.  The fair value of the $0.7 million liability was estimated using a probability-based discounted cash flow analysis for the probability of non-performance by ND Graphics.  As of July 31, 2010, there was no existing default or indication of a prospective default by ND Graphics under the lease.  There were no changes to the level 3 liability during the fiscal quarter ended July 31, 2010.

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

Note 12.  Restructuring and Other Expenses

In the fiscal quarter ended July 31, 2010, the Company approved plans to consolidate its Massachusetts-based Gerber Innovations business, a business unit of the Apparel and Industrial segment as of the first quarter of fiscal 2011, into an existing Connecticut facility, with an expected completion date of September 30, 2010.  As a result of the consolidation, the Company expects to generate annualized savings of approximately $0.9 million.  The Company estimated the costs related to the facility consolidation to be approximately $1.1 million, the substantial majority of which will require the outlay of cash.  In the fiscal quarter ended July 31, 2010, the Company incurred $0.4 million in employee severance costs related to this action.  The Company anticipates that it will incur $0.7 million in future costs related to this action through April 30, 2011, primarily for lease contract termination costs and moving expenses.  The Company also recorded other employee severance expenses of $0.1 million during the fiscal quarter ended July 31, 2010 based on business process improvement initiatives.  The following table shows a rollforward of the severance accruals established during the fiscal quarter ended July 31, 2010 by segment:

In thousands	For the fiscal quarter ended July 31, 2010
Apparel and Industrial
Severance expenses	$520
Cash payments	(62)
Ending balance at July 31, 2010	$458

In the fiscal year ended April 30, 2010, the Company recorded restructuring and other expenses that included unpaid severance of $0.9 million as of April 30, 2010.  The following table shows a rollforward of the severance accruals established during the fiscal year ended April 30, 2010 by segment:

In thousands	For the fiscal quarter ended July 31, 2010
Sign Making and Specialty Graphics
Balance at April 30, 2010	$231
Cash payments	(14)
Ending balance at July 31, 2010	$217

Apparel and Industrial
Balance at April 30, 2010	$277
Cash payments	(127)
Ending balance at July 31, 2010	$150

Corporate
Balance at April 30, 2010	$350
Cash payments	(86)
Ending balance at July 31, 2010	$264

Note 13.  Discontinued Operations

On September 1, 2009, the Company sold 100 percent of the capital stock of FOBA.  The results of this business were previously reported within the Apparel and Industrial segment.

On September 30, 2009, the Company sold substantially all of the assets and liabilities of ND Graphics.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.

The Company allocated a portion of its interest expense to discontinued operations, as the proceeds from the sales were required to reduce the Company’s outstanding obligations under its credit facility.  The Company allocated approximately $0.2 million of interest expense to discontinued operations for the fiscal quarter ended July 31, 2009.

The following table provides revenue and pretax loss from the FOBA discontinued operations:

	For the fiscal quarters ended July 31,
In thousands	2010		2009
Revenue from discontinued operations	$	---	$4,587
Pretax loss from discontinued operations	$	---	$(875)

The following table provides revenue and pretax (loss) income from the ND Graphics discontinued operations:

	For the fiscal quarters ended July 31,
In thousands	2010		2009
Revenue from discontinued operations	$	---	$8,539
Pretax (loss) income from discontinued operations		$(74)	$371

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

The following table provides revenue and pretax loss from the Spandex Poland discontinued operations:

	For the fiscal quarters ended July 31,
In thousands	2010		2009
Revenue from discontinued operations	$	---	$575
Pretax loss from discontinued operations	$	---	$(45)

The following table provides revenue and pretax loss from the Spandex New Zealand discontinued operations:

	For the fiscal quarters ended July 31,
In thousands	2010		2009
Revenue from discontinued operations	$	---	$441
Pretax loss from discontinued operations		$(28)	$(10)

The following table provides revenue and pretax income (loss) from the Gerber Coburn Australia discontinued operations:

	For the fiscal quarters ended July 31,
In thousands	2010		2009
Revenue from discontinued operations	$	---	$793
Pretax income (loss) from discontinued operations		$6	$(136)

Note 14.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about the Company’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

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

Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010, although early application is permitted. If adopted early during the fiscal year, the guidance is applied retrospectively for the full fiscal year. The Company plans to early adopt these provisions during fiscal 2011 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices as a result of adoption.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Some of these risks and uncertainties are set forth in Item 1A, "Risk Factors" of Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 and in Gerber’s subsequent filings with the Securities and Exchange Commission.  Gerber cannot assure that its results of operations, financial condition or cash flows will not be adversely affected by one or more of these factors.  Gerber does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of Gerber.

OVERVIEW

Through its global operations, Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related aftermarket supplies, for sign making and specialty graphics, apparel and industrial and the ophthalmic lens processing markets.  During the fiscal quarter ended July 31, 2010, management realigned the Gerber Innovations, or GI, business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility which is primarily used for Apparel and Industrial segment production needs.

The first quarter of fiscal 2011 reflected improved economic conditions in certain regions, resulting in revenue growth.  Revenue increased $9.0 million, or 8.2 percent, for the first quarter of fiscal 2011 over the prior year despite negative impacts of foreign currency translation of approximately $3.4 million as compared with the first quarter of fiscal 2010.  The improvement in the macroeconomic conditions from mid-fiscal 2009 throughout fiscal 2010 led to increased demand, particularly within the Apparel and Industrial segment, which reported an 18.0 percent increase in revenue as compared with the prior year.  Gross profit increased $4.1 million and gross profit margin improved to 30.4 percent for the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010, which reflected a gross profit margin of 29.1 percent.  The improvement in gross profit reflected higher manufacturing volumes, favorable software product mix and $0.6 million of license revenue.

Though revenue and gross profit improved over the first quarter of fiscal 2010, operating income decreased $0.8 million as a result of several factors.  The first quarter of fiscal 2010 included approximately $2.0 million in savings from temporary cost controls, such as workforce furloughs and other measures that did not continue in the first quarter of fiscal 2011.  Additionally, commission expenses were higher in the first quarter of fiscal 2011 as compared with fiscal 2010 associated with the increased revenue.  Further, based on forecasted results, Gerber expensed incentive compensation of $0.8 million in the first quarter of fiscal 2011, while it did not record any incentive compensation expense in the first quarter of fiscal 2010.  Gerber also incurred $0.5 million of restructuring and other expenses in the fiscal 2011 first quarter that were primarily related to the severance charges associated with the relocation of its Massachusetts production facility into its Connecticut production facilities.

As part of Gerber's strategic planning process, management continually reviews its operating segments and selected markets in terms of their potential long-term returns.  Management periodically reviews and negotiates potential business acquisitions and divestitures, some of which may be material.  Decisions regarding "bolt-on" acquisitions generally focus on candidates that will contribute to the growth of Gerber's core businesses, increase earnings per share, and generate positive cash flow in the first year of acquisition.  Gerber may also consider business divestitures if management determines that the applicable business no longer meets Gerber's long-term strategic objectives or that the divestiture could increase cash flows.  Though Gerber looks to maximize the proceeds from business divestitures, there may be times when Gerber concludes that it is in the best interest of its long-term strategy to divest a business at a price that is below the net carrying value of its assets and incur a loss from the divestiture.  Decisions to divest a business at a price below the net carrying value of its assets would involve using the proceeds from the divested business to execute strategies that offer potentially higher returns to shareholders.  There were no acquisitions or dispositions or assets that met the criteria of assets held for sale in the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2010	2009	Change
Equipment and software revenue	$32,440	$25,821	25.6%
Aftermarket supplies revenue	70,093	66,784	5.0%
Service revenue	15,791	16,749	(5.7%)
Total revenue	$118,324	$109,354	8.2%

International markets are significant to Gerber’s revenue base, as Gerber generates approximately two-thirds of its revenue annually from sales to non-U.S. markets.  Gerber therefore analyzes its results of operations on a constant currency basis, excluding the impact of foreign currency translation.  The impact of foreign currency translation on the operating performance quantified within this management’s discussion and analysis was estimated by comparing translated amounts at the first quarter of fiscal 2011 average foreign exchange rates with historical comparison period average foreign exchange rates.

Consolidated revenue increased by $9.0 million for the fiscal quarter ended July 31, 2010 as compared with the same quarter of the prior year.  Unfavorable foreign currency translation negatively impacted revenue for the first quarter of fiscal 2011 by approximately $3.4 million, as compared with the fiscal 2010 first quarter as a result of the United States dollar strengthening against several other currencies in which Gerber transacts business.  The increase in revenue was attributable to the beginning of economic recovery in certain regions of Gerber’s end-user markets.  Volume improvements contributed to $11.5 million of the revenue increase over the fiscal quarter ended July 31, 2009.  Incremental revenue from the Yunique acquisition, completed in November 2009, was $0.8 million in the first quarter of fiscal 2011.

Key new product revenue was $4.9 million for the fiscal quarter ended July 31, 2010, and included revenue contribution from the recently launched Sign Making and Specialty Graphics segment’s GERBER CAT UV inkjet printers and the Apparel and Industrial segment’s GERBERplotter XLp.  Key new product revenue increased $0.2 million, or 4.5 percent, from the first quarter of fiscal 2010.

Revenue by geographic region was higher in North America and the Rest of World region for the fiscal quarter ended July 31, 2010 as compared with the fiscal quarter ended July 31, 2009.  The decrease in Europe was as a result of the negative impact of foreign currency translation.  The growth in the Rest of World region reflected increased revenue from the Asian marketplace.  The Asian marketplace has been a strategic focus area for Gerber’s expansion in international markets.  Consolidated revenue generated within greater China increased $2.6 million to $7.5 million for the fiscal quarter ended July 31, 2010 as compared with the prior year.  This improvement included revenue growth across all three segments, particularly within the Apparel and Industrial segment.  Gerber believes that the greater China region represents significant growth opportunities and continues to invest in its infrastructure in China.

Reported backlog is primarily comprised of service contracts that benefit future periods and firm equipment orders.  The backlog improvement shown in the following table, which provides backlog by segment, primarily reflected an increase in service backlog from new extended service contracts established during the first quarter of fiscal 2011:

In thousands	July 31, 2010	April 30, 2010
Backlog:
Sign Making and Specialty Graphics	$1,715	$767
Apparel and Industrial	26,438	25,886
Ophthalmic Lens Processing	1,049	1,550
	$29,202	$28,203

Gross Profit / Margin

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2010	2009	Change
Gross profit	$35,986	$31,858	13.0%
Gross profit margin	30.4%	29.1%

Gross profit was $4.1 million higher for the fiscal quarter ended July 31, 2010 as compared with the same period of the prior year.  The majority of the increase was attributable to higher sales volume.  Sales mix also benefited gross profit, with higher software sales and $0.6 million of license revenue.  Partially offsetting these benefits, foreign currency translation during the first quarter of fiscal 2011 negatively impacted gross profit by approximately $0.7 million as compared with the prior year.  In addition, the prior year period has benefitted from temporary cost reductions that did not continue in fiscal 2011.

Gerber’s gross profit margin improved 1.3 percentage points and reflected the impact of increased contribution from software and license revenue.  This improvement also reflected operational efficiencies and favorable absorption of manufacturing costs as compared with the prior year.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2010	2009	Change
Selling, general and administrative expenses	$28,338	$23,795	19.1%
Percentage of revenue	23.9%	21.8%

Selling, general and administrative expenses, or “SG&A,” increased by $4.5 million during the first quarter of fiscal 2011 as compared with the same quarter of the prior year and increased as a percentage of revenue.  The first quarter of fiscal 2010 included benefits from temporary cost savings such as workforce furloughs and mandatory vacation usage.  The remaining SG&A increase in the first quarter of fiscal 2011 reflected higher sales commissions costs of $1.1 million associated with increased revenue, higher incentive compensation costs of $0.8 million associated with forecasted fiscal 2011 performance, $0.6 million of higher self-insurance costs based on unfavorable experience in the first quarter of fiscal 2011 and incremental SG&A of $0.4 million from the Yunique acquisition.  These increased costs were partially offset by the impact of foreign currency translation, which lowered SG&A by approximately $0.6 million as compared with the prior year, and by a reduction of $0.3 million in defined benefit pension expense.  Gerber anticipates that, if revenue performance continues to improve, SG&A will remain higher than the prior year throughout fiscal 2011 as a result of the related variable sales costs and the expected cessation of temporary cost control measures in fiscal 2011.  Gerber expects that its continued focus on reducing costs and lower pension costs should continue to benefit the company for the remainder of fiscal 2011 by partially offsetting the higher variable sales costs.

Research and Development

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2010	2009	Change
Research and development	$4,324	$4,428	(2.3)%
Percentage of revenue	3.7%	4.0%

Research and development, or “R&D,” costs remained consistent with fiscal 2010 levels and are expected to remain consistent throughout fiscal 2011.  In fiscal 2011, as in fiscal 2010, research and development efforts are focused on strategic new products and sustaining engineering of existing products, which includes potential design changes to reduce product costs.

Restructuring and Other Expenses

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Restructuring and other expenses	$520	$	---

Restructuring and other expenses consisted of severance costs in the first quarter of fiscal 2011 incurred in the Apparel and Industrial segment.  The severance was primarily related to the relocation of Gerber’s Massachusetts production facility into its Connecticut production facilities.  The severance is expected to be paid in full by April 30, 2011.  This facility consolidation plan is expected to result in savings of approximately $0.9 million as a result of lower annual rent and other building costs.  Future additional restructuring and other expenses associated with the Massachusetts facility relocation are expected to be approximately $0.7 million.  Gerber may incur additional restructuring and other charges as it continues to examine current facility capacity.

Other Income (Expense), net

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Other income (expense), net	$370	$(1,045)

Other income (expense), net primarily includes bank fees, interest income and foreign currency transaction gains and losses.  For the fiscal quarter ended July 31, 2010, bank fees were $0.4 million and were offset by foreign currency transaction gains of $0.7 million.  For the fiscal quarter ended July 31, 2009, bank fees were $0.4 million and foreign currency transaction losses were $0.7 million.

Interest Expense

	For the Fiscal Quarters Ended July 31,		Percent
In thousands	2010	2009	Change
Interest expense	$782	$942	(17.0)%
Weighted-average credit facility interest rates	6.9%	7.0%

The decrease in interest expense of $0.2 million was primarily attributable to lower weighted-average outstanding borrowings and lower interest rates based upon favorable market rates for the fiscal quarter ended July 31, 2010 as compared with the fiscal quarter ended July 31, 2009.

Income Tax Expense

	For the Fiscal Quarters Ended July 31,
	2010	2009
Effective tax rate	33.2%	21.8%

Gerber’s effective tax rate was lower than the statutory rate of 35.0 percent for the quarters ended July 31, 2010 and 2009 primarily due to foreign rate differences.  The rate for the fiscal quarter ended July 31, 2009 further benefitted from tax credits which were unavailable for the fiscal quarter ended July 31, 2010 due to a change in tax law.

As of July 31, 2010, Gerber had net deferred tax assets of approximately $44.5 million, of which approximately $38.2 million related to the United States.  In each tax jurisdiction, deferred tax assets are assessed for realizability based on all evidence available, including historical earnings, projected earnings and tax planning strategies.  Given recent losses within the United States, Gerber continues to closely monitor the realizability of the U.S. deferred tax assets.  As of July 31, 2010, Gerber expected that the recorded net deferred tax assets were fully recoverable.  If future reassessment of the realizability results in management’s determination that it is more likely than not that these assets would not be realized, a valuation reserve would be recorded.

Changes in tax rules may adversely affect Gerber’s future reported financial results or the way Gerber conducts business. Recently enacted H.R. 1586 includes several tax law changes that may impact Gerber’s foreign income inclusions and reduce Gerber’s ability to claim foreign tax credits. The effective date of the legislation is December 31, 2010 and Gerber is continuing to monitor the potential impact of the law change as well as alternative tax planning opportunities.

Discontinued Operations

Residual discontinued operations activity in the fiscal quarter ended July 31, 2010 primarily related to changes in estimated expenses incurred in fiscal 2010 associated with the discontinued operations of ND Graphics, Gerber Coburn Australia and Spandex New Zealand.

Discontinued operations in the fiscal quarter ended July 31, 2009 included the historical results of FOBA, ND Graphics, Spandex Poland, Spandex New Zealand and Gerber Coburn Australia, all of which became discontinued operations during fiscal 2010.

Gerber allocated interest expense to discontinued operations in fiscal 2010, as proceeds from the sale of FOBA and ND Graphics were required to reduce the outstanding credit facility obligation.  Gerber allocated approximately $0.2 million of interest expense to discontinued operations for the fiscal quarter ended July 31, 2009.

SEGMENT REVIEW

Gerber is a leading worldwide provider of equipment, software and related services in the sign making and specialty graphics, apparel and industrial and ophthalmic lens processing industries.  Gerber conducts business through three principal operating segments.  During the fiscal quarter ended July 31, 2010, management realigned the Gerber Innovations, or GI, business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility which is primarily used for Apparel and Industrial segment production needs.

The operating segments and the principal businesses within those segments are as follows:

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Industrial	Gerber Technology and Gerber Innovations
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended July 31,
	2010			2009
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$9,994	$52,292	$62,286	$8,858	$52,697	$61,555
Operating (loss) income	$(872)	$4,159	$3,287	$(952)	$3,042	$2,090

Segment revenue increased $0.7 million, or 1.2 percent, for the fiscal quarter ended July 31, 2010 as compared with the fiscal quarter ended July 31, 2009.  Unfavorable foreign currency translation negatively impacted revenue by approximately $3.0 million as compared with the prior year.  Offsetting the negative impact of foreign currency translation, sales volume improved for both the GSP and Spandex business units.  The revenue improvement was driven by increased aftermarket sales that are believed to be a result of improving economic conditions.  During the first quarter of fiscal 2011, GSP launched the GERBER CAT UV inkjet printer.  This product is expected to offer improved performance and reliability in the wide-format UV inkjet product line.  Despite the new product launch, overall segment equipment revenue declined for the quarter ended July 31, 2010 as compared with the prior year.  Gerber believes the continued decline in equipment revenue was a result of weak equipment market demand attributable to both macroeconomic conditions and the lack of credit availability for Gerber’s customers, and several of GSP’s distributors are still completing their evaluation of the GERBER CAT UV inkjet printer new product launch.

This segment also reported improved profitability, driven by the Spandex business unit.  Spandex reported increased profitability as a result of gross profit contribution from improved sales volume and cost control of freight and other distribution expenses.  Gross profit increases were partially offset by higher sales commissions and related variable sales costs associated with higher revenue and foreign currency translation.  GSP’s operating loss was a result of continued depressed equipment volumes, which resulted in unfavorable absorption of factory overhead costs, as well as the absence of cost savings that were implemented during the fiscal quarter ended July 31, 2009.  Costs associated with Solara ion warranty-related field issues decreased during the first quarter of fiscal 2011.  Gerber believes it has identified the warranty-related issues and is continuing to seek to resolve the issues through its product improvement program.

The GSP reporting unit’s goodwill asset had a book value of approximately $5.9 million as of July 31, 2010.  Gerber reviews the value of goodwill for impairment annually during its fourth quarter or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In connection with the GI business unit transfer to the Apparel and Industrial reporting unit from the GSP reporting unit, Gerber conducted a goodwill impairment test for the remaining GSP business during the first quarter of fiscal 2011.  As of July 31, 2010, GSP’s goodwill was not considered impaired.  The identification and measurement of goodwill impairment involves an estimation of the fair value of the reporting units, using assumptions that could affect whether an impairment charge is recognized and the amount of any such charge.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.

Apparel and Industrial

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Segment revenue	$44,052	$37,338
Segment operating income	$3,606	$4,837

Segment revenue for the first quarter of fiscal 2011 increased $6.7 million, or 18.0 percent, from the prior year comparable quarter.  Foreign currency translation adversely impacted segment revenue by approximately $0.6 million as compared with the same period of the prior year.  End-user market demand increased during the last quarter of fiscal 2010 and continued in the first quarter of fiscal 2011.  Economic recovery and consumers pent up demand accounted for the majority of the revenue increase, although revenue from a fiscal 2010 acquisition after the first quarter contributed an additional $0.8 million to revenue.  Segment revenue in greater China was $6.8 million for the fiscal quarter ended July 31, 2010, as compared with $4.9 million for the fiscal quarter ended July 31, 2009, which demonstrated modest recovery from fiscal 2010 levels in greater China.  The recent introduction of the GERBERplotter XLp, which offers competitive pricing and low cost ownership without sacrificing productivity or performance, has been well received in Asia and other markets.

Segment operating profit for the first quarter of fiscal 2011 was $1.2 million lower than the same quarter in the prior year, despite gross profit improvements from increased revenue volume.  The decline was primarily attributable to higher SG&A expenses as a result of certain temporary cost saving actions in fiscal 2010 that were not continued in fiscal 2011, and reflected a wage restoration in China and a partial wage restoration in the United States, as well as incremental self-insurance expense of $0.3 million.  In addition, restructuring and other expenses of $0.5 million were incurred in the fiscal quarter ended July 31, 2010 in connection with the Massachusetts relocation of the GI business to existing Connecticut facilities.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Segment revenue	$11,996	$10,710
Segment operating income	$1,202	$970

Segment revenue for the first quarter of fiscal 2011 increased $1.3 million, or 12.0 percent, from the prior year comparable quarter, primarily as a result of increased equipment revenue.  The increase was believed to be from improving economic conditions.  Increased patent license revenue of $0.6 million also benefited sales volume, although patent license revenue is not a predictable, recurring revenue source.  Aftermarket volumes remained depressed, primarily within North American markets, where market studies have indicated that purchases of eyeglasses continue to reflect reduced demand, which adversely impacts demand for ophthalmic aftermarket supplies.  Foreign currency translation was favorable to this segment by approximately $0.1 million, as the U.S. dollar weakened against the Canadian dollar, which impacted this segment more significantly than the U.S. dollar strengthening against the euro.

Operating income increased by $0.2 million, or 23.9 percent, as compared with the prior year.  The increase reflected favorable gross profit contribution from improved revenue volume and a favorable sales mix that included patent license revenue.  The cessation of certain temporary cost reductions that were in place in fiscal 2010, which included workforce furloughs and mandatory vacation usage, partially offset these benefits.

Corporate Expenses

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Unallocated company-wide expenses	$(2,812)	$(1,933)
Core corporate operating expenses	(2,479)	(2,329)
Operating expenses	$(5,291)	$(4,262)

Unallocated company-wide expenses include company-wide stock-based compensation costs, strategic expenses, incentive compensation costs, insurance costs, pension expenses for the U.S. frozen defined benefit plans and public company compliance costs.  Core corporate operating expenses include expenses of the Corporate general management, legal, finance and internal audit staffs.  Overall corporate operating expenses for the fiscal quarter ended July 31, 2010 were $1.0 million higher than for the same period in the prior year.  The higher costs primarily reflected incentive bonus compensation expense of $0.8 million and higher self-insurance costs of approximately $0.3 million, and were partially offset by lower pension plan expenses of $0.3 million as compared with the prior year.  The lower pension costs should continue to benefit fiscal 2011 results throughout the remainder of the fiscal year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's senior secured revolving credit facility.  These sources of liquidity are subject to all of the risks of Gerber's business, including those described in Item 1A. "Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended April 30, 2010.  These sources of liquidity could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.

Adverse conditions in the credit and financial markets have reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to its operations as of April 30, 2010 and updated the assessment through September 1, 2010.   As a result of credit markets impact on revenue, Gerber has taken measures to control costs in order to partially offset the impact of further revenue declines on its results of operations and cash flows from operations.  Gerber has not experienced changes in credit availability from its lenders under the terms of its existing credit facility agreement, and does not anticipate such changes.  After assessing the consequences of this difficult financial environment, though the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in fiscal 2011 as compared with fiscal 2010.

As of July 31, 2010, cash balances were $10.0 million and $30.3 million was available for borrowing under the revolving credit facility, based on facility financial covenants.  Gerber believes that cash on hand, cash flows from operations and borrowings expected to be available under the revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After this period, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the fiscal quarter ended July 31, 2009, Gerber filed a shelf registration statement for $35.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  No securities were offered and sold pursuant to the shelf registration as of July 31, 2010.

The actual amount and timing of Gerber's future capital requirements may differ materially from the company's estimates depending on the demand for its products, new market developments or business expansion requirements, including potential business acquisitions.  If the company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient, which may require Gerber to seek additional capital.  Additional sources of such capital may include equity and debt financing.  If Gerber believes it can obtain additional financing on acceptable terms, it may seek such financing at any time, to the extent that market conditions and other factors permit it to do so.  Any inability of Gerber to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitability.

The following table provides information about Gerber's capitalization as of the dates indicated:

In thousands except ratio amounts	July 31, 2010	April 30, 2010
Cash and cash equivalents	$10,004	$11,305
Working capital	$71,444	$76,549
Total debt	$38,000	$45,000
Net debt (total debt less cash and cash equivalents)	$27,996	$33,695
Shareholders' equity	$158,680	$158,206
Total capital (net debt plus shareholders' equity)	$186,676	$191,901
Current ratio	1.80:1	1.85:1
Net debt-to-total capital ratio	15.0%	17.6%

Cash Flows

The following table provides information about Gerber’s cash flows as of the dates indicated:

	For the Fiscal Quarters Ended July 31,
In thousands	2010	2009
Cash flows provided by operating activities	$8,345	$14,473
Cash flows used in investing activities	$(1,018)	$(2,104)
Cash flows used in financing activities	$(7,766)	$(12,412)

Gerber generated $8.3 million in cash from operating activities during the first quarter of fiscal 2011 primarily from strong accounts receivable collections and operating income.  Gerber generated $14.5 million in cash from operating activities during the first quarter of fiscal 2010 primarily attributable to strong accounts receivable collections and operating income.  Accounts receivable collections were higher in the quarter ended July 31, 2009 as compared with the quarter ended July 31, 2010, primarily due to the timing of customer payments of fourth quarter shipments.

Gerber used $1.0 million in cash for investing activities in the first quarter of fiscal 2011 primarily for capital expenditures of $1.1 million.  Fiscal 2011 capital expenditures are expected to be approximately $7.0 million to $9.0 million.  Gerber used $2.1 million of cash for investing activities in the first quarter of fiscal 2010 primarily for capital expenditures of $1.2 million and a scheduled payment of $0.6 million to the former owners of Data Technology in accordance with the terms of the purchase agreement.

Borrowings under Gerber’s credit facility are the primary sources of cash flows provided by financing activities.  Net borrowings decreased $7.1 million during the fiscal quarter ended July 31, 2010.  Net borrowings decreased $12.4 million during the fiscal quarter ended July 31, 2009.

Financial Condition

As of July 31, 2010, the United States dollar strengthened against the euro, the Canadian dollar and the Australian dollar, which resulted in lower translated euro, Canadian and Australian dollar-denominated assets and liabilities, as compared with April 30, 2010.  As of July 31, 2010, the United States dollar weakened against the pound sterling, resulting in higher translated pound sterling denominated assets and liabilities, as compared with April 30, 2010.  The most significant portion of Gerber’s international assets and liabilities are denominated in the euro.

Net accounts receivable decreased to $74.9 million as of July 31, 2010 from $80.9 million as of April 30, 2010.  This decrease was primarily attributable to strong collection of accounts receivable related to fiscal 2010 fourth quarter shipments and foreign currency translation.  Days sales outstanding in ending accounts receivable improved to 57 days as of July 31, 2010 from 60 days as of April 30, 2010.

Inventories decreased to $59.7 million as of July 31, 2010 from $59.8 million as of April 30, 2010.  The reduction primarily reflected foreign currency translation.  Inventory turnover was 5.5 times annually as of July 31, 2010 and April 30, 2010.

Prepaid expenses and other current assets increased to $5.7 million as of July 31, 2010 from $4.7 million as of April 30, 2010, primarily reflecting payments to vendors, including insurance policies and property taxes paid at the beginning of the fiscal year that are amortized during the fiscal year.

Goodwill decreased to $83.6 million as of July 31, 2010 from $83.7 million as of April 30, 2010, as a result of the impact of foreign currency translation.

Other assets decreased to $19.8 million as of July 31, 2010 from $20.8 million as of April 30, 2010, which primarily reflected the performance of Gerber’s rabbi trust assets and benefit payments, as well as normal amortization of deferred financing fees.

Accounts payable and other accrued liabilities decreased to $76.2 million as of July 31, 2010 from $77.3 million as of April 30, 2010, primarily due to the timing of payments to Gerber’s vendors and employees and the impact of foreign currency translation.  Days purchases outstanding in accounts payable was 41 days as of July 31, 2010 and as of April 30, 2010.

Long-term Debt

Gerber’s primary source of debt is a $75 million senior secured credit facility, of which up to $75 million may be borrowed under revolving credit loans.  In addition, Gerber may elect, subject to compliance with specified conditions, to solicit the lenders under the credit agreement to increase by up to $50 million the total principal amount of borrowings available under the credit facility.  The facility matures on January 31, 2012.

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.

Gerber was in compliance with its financial covenants as of July 31, 2010, as shown in the following table:

Covenant	Requirement	Actual as of July 31, 2010
Total Funded Debt to Consolidated EBITDA	Less than 3.00:1	1.69:1
Consolidated EBIT to Consolidated Interest Expense	Greater than 2.50:1	4.50:1
Asset Coverage Ratio	At least 1.0:1	1.73:1

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about Gerber’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

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

Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010, although early application is permitted. If adopted early during the fiscal year, the guidance is applied retrospectively for the full fiscal year. Gerber plans to early adopt these provisions during fiscal 2011 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices as a result of adoption.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

There were no material changes to Gerber’s cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  Gerber described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010. There were no significant changes to Gerber’s critical accounting estimates during the fiscal quarter ended July 31, 2010 from those previously disclosed in Gerber’s Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for Gerber during the first quarter of fiscal 2011 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gerber’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber’s disclosure controls and procedures as of July 31, 2010.  Based upon that evaluation, Gerber’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Gerber’s internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in Gerber’s risk factors during the first quarter of fiscal 2011 from those disclosed under Item 1A. "Risk Factors," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see Gerber’s filings with the Securities and Exchange Commission, including but not limited to the information included in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Concerning Factors that May Influence Future Results" and within this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Gerber’s purchases of its common stock during the fiscal quarter ended July 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2010 – May 31, 2010 (1)	2,202	$7.20	Not applicable	Not applicable
June 1, 2010 – June 30, 2010 (1)	1,766	5.76	Not applicable	Not applicable
July 1, 2010 – July 31, 2010	---	---	Not applicable	Not applicable
	3,968	$6.56	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber’s stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS

Gerber herewith files the following exhibits:

Exhibit Number	Description

10.1	Summary of Compensation Agreement for Alex Incera, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERBER SCIENTIFIC, INC.
September 1, 2010	By:	/s/ Michael R. Elia
Michael R. Elia Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

10.1	Summary of Compensation Agreement for Alex Incera, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.