Form 10-Q
period 2010-10-31
GERBER SCIENTIFIC INC
filed 2010-12-09
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑
25,138,523 shares of common stock of the registrant were outstanding as of November 30, 2010, exclusive of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended October 31,
In thousands, except per share data	2010	2009
Revenue:
Product sales	$112,775	$102,108
Service sales	16,528	16,547
	129,303	118,655
Cost of Sales:
Cost of products sold	79,568	73,346
Cost of services sold	11,107	10,067
	90,675	83,413

Gross profit	38,628	35,242

Selling, general and administrative expenses	29,545	27,505
Research and development	4,351	4,240
Goodwill impairment	16,888	---
Restructuring and other expenses	2,212	548
Operating (loss) income	(14,368)	2,949

Other income (expense), net	(720)	(414)
Interest expense	(653)	(918)
(Loss) Income from continuing operations before income taxes	(15,741)	1,617
Income tax expense (benefit)	366	(374)
(Loss) Income from continuing operations	(16,107)	1,991
Loss from discontinued operations, net of taxes of $(971)	---	(1,532)
Net (loss) income	$(16,107)	$459

Basic (loss) earnings per common share:
Continuing operations	$(0.64)	$0.08
Discontinued operations	---	(0.06)
Basic (loss) earnings per common share	$(0.64)	$0.02
Diluted (loss) earnings per common share:
Continuing operations	$(0.64)	$0.08
Discontinued operations	---	(0.06)
Diluted (loss) earnings per common share	$(0.64)	$0.02

Weighted Average Common Shares Outstanding:
Basic	25,131	24,907
Diluted	25,131	24,956

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended October 31,
In thousands, except per share data	2010	2009
Revenue:
Product sales	$215,308	$194,713
Service sales	32,319	33,296
	247,627	228,009
Cost of Sales:
Cost of products sold	151,559	140,977
Cost of services sold	21,454	19,645
	173,013	160,622

Gross profit	74,614	67,387

Selling, general and administrative expenses	57,632	51,877
Research and development	8,675	8,376
Goodwill impairment	16,888	---
Restructuring and other expenses	2,983	550
Operating (loss) income	(11,564)	6,584

Other income (expense), net	(350)	(1,459)
Interest expense	(1,435)	(1,860)
(Loss) Income from continuing operations before income taxes	(13,349)	3,265
Income tax expense (benefit)	1,159	(15)
(Loss) Income from continuing operations	(14,508)	3,280
Loss from discontinued operations, net of taxes of $(21) and ($891) respectively	(75)	(2,307)
Net (loss) income	$(14,583)	$973

Basic (loss) earnings per common share:
Continuing operations	$(0.58)	$0.13
Discontinued operations	---	(0.09)
Basic (loss) earnings per common share	$(0.58)	$0.04
Diluted (loss) earnings per common share:
Continuing operations	$(0.58)	$0.13
Discontinued operations	---	(0.09)
Diluted (loss) earnings per common share	$(0.58)	$0.04

Weighted Average Common Shares Outstanding:
Basic	25,129	24,759
Diluted	25,129	24,782

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
In thousands	2010	2010
Assets:
Current Assets:
Cash and cash equivalents	$10,128	$11,305
Accounts receivable, net	82,789	80,925
Inventories	61,505	59,823
Deferred tax assets, net	10,498	10,029
Prepaid expenses and other current assets	5,611	4,732
Total Current Assets	170,531	166,814
Property, plant and equipment, net	32,235	32,223
Goodwill	67,772	83,654
Deferred tax assets, net	47,363	48,362
Other assets	18,894	20,824
Total Assets	$336,795	$351,877
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$41,127	$39,185
Accrued compensation and benefits	18,483	15,997
Other liabilities	24,540	22,080
Deferred revenue	12,589	13,003
Total Current Liabilities	96,739	90,265
Long-term debt	35,000	45,000
Accrued pension benefit liability	36,802	36,932
Deferred tax liabilities, net	12,761	12,600
Other long-term liabilities	7,868	8,874

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	257	257
Paid-in capital	83,165	81,981
Retained earnings	81,621	96,204
Treasury stock	(10,461)	(10,855)
Accumulated other comprehensive loss	(6,957)	(9,381)
Total Shareholders' Equity	147,625	158,206
Total Liabilities and Shareholders' Equity	$336,795	$351,877

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended October 31,
In thousands	2010	2009
Cash flows from operating activities:
Net (loss) income	$(14,583)	$973
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	4,054	5,144
Deferred income taxes	862	(1,435)
Stock-based compensation	1,862	1,796
Loss on sale of assets	---	2,168
Goodwill impairment	16,888	---
Other noncash items	1,596	670
Changes in operating accounts, excluding effects of acquisitions:
Accounts receivable	486	4,396
Inventories	(51)	4,056
Prepaid expenses and other assets	(295)	(1,208)
Accounts payable and other liabilities	950	849
Accrued compensation and benefits	2,014	(1,655)
Net cash provided by operating activities	13,783	15,754
Cash flows from investing activities:
Capital expenditures	(2,506)	(1,992)
Proceeds from sale of net assets	32	13,040
Proceeds from sale of available for sale investments	560	3
Purchases of available for sale investments	(322)	(42)
Business acquisitions	---	(1,461)
Investments in intangible assets	(136)	(1,049)
Net cash (used for) provided by investing activities	(2,372)	8,499
Cash flows from financing activities:
Debt repayments	(46,022)	(63,815)
Debt proceeds	36,000	41,878
Common stock activity	(396)	(113)
Payments on vendor financed debt	(801)	---
Net cash used for financing activities	(11,219)	(22,050)
Effect of exchange rate changes on cash and cash equivalents	(1,369)	1,927
(Decrease) Increase in cash and cash equivalents	(1,177)	4,130
Cash and cash equivalents at beginning of period	11,305	10,313
Cash and cash equivalents at end of period	$10,128	$14,443

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of April 30, 2010 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2010.  The results of operations and cash flows for the fiscal quarter and six months ended October 31, 2010 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

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

Certain reclassifications have been made to conform to the presentation for the fiscal quarter and six months ended October 31, 2010.  During the six months ended October 31, 2010, management realigned the Gerber Innovations (“GI”) business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products (“GSP”) business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment (see Note 5).  Additionally, United States defined benefit pension expenses were reclassified from Cost of products sold, Cost of services sold, and Research and development to Selling, general and administrative expenses, and professional fees related to business process improvement initiatives and strategic transactional fees were reclassified from Selling, general and administrative expenses to Restructuring and other expenses.

The results of operations and cash flows for Yunique Solutions, Inc. (“Yunique”), which was acquired in November 2009, were included in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the fiscal quarter and six months ended October 31, 2010.  The Company believes that its results of operations for the fiscal quarter and six months ended October 31, 2009 would not have been materially different had this acquisition occurred on May 1, 2009.

Note 2.  Inventories

Inventories were as follows:

	October 31,	April 30,
In thousands	2010	2010
Raw materials and purchased parts	$47,709	$49,400
Work in process	2,947	1,774
Finished goods	10,849	8,649
Total inventories	$61,505	$59,823

Note 3.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	October 31, 2010		April 30, 2010
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,263	$3,962	$7,732	$3,641
Other	8,333	1,671	8,346	1,136
Total amortized intangible assets	$15,596	$5,633	$16,078	$4,777

The Company decided during the fiscal quarter ended October 31, 2010 to abandon several patents and reduce the net book value to zero, after evaluating the expected future benefits of the patents as compared with the ongoing patent maintenance fees.  Intangible asset amortization expense was $0.4 million and $0.8 million, respectively, for the fiscal quarter and six months ended October 31, 2010.  For the fiscal quarter and six months ended October 31, 2009, intangible asset amortization expense was $0.3 million and $0.6 million, respectively.  It is estimated that such expense will be $1.6 million for the fiscal year ending April 30, 2011, $1.4 million for the fiscal year ending April 30, 2012, $1.3 million for the fiscal year ending April 30, 2013 and $1.0 million annually for fiscal years ending April 30, 2014 through 2016, based on the amortizable intangible assets as of October 31, 2010.

The Company reviews the value of goodwill for impairment annually during its fourth fiscal quarter or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The identification and measurement of goodwill impairment involves an estimation of the fair value of the reporting units, using assumptions that could affect whether an impairment charge is recognized and the amount of any such charge.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.

In connection with the GI business unit transfer to the Apparel and Industrial reporting unit from the GSP reporting unit, the Company conducted a goodwill impairment test for the remaining GSP business during the fiscal quarter ended July 31, 2010.  As of the interim testing date at July 31, 2010, GSP’s goodwill of $5.9 million was not impaired.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.

During the fiscal quarter ended October 31, 2010, the Company concluded that there was evidence that the fair value of the Ophthalmic Lens Processing reporting unit had decreased below the reporting unit’s book value as a result of the potential sales process for the Ophthalmic Lens Processing segment assets and therefore performed an interim goodwill impairment test.  See Note 15.  The results of the first step of the goodwill impairment test as of October 31, 2010 indicated potential impairment, as the fair value of the reporting unit was less than the book value.  The primary measure of fair value was the purchase price proposed in a letter of intent for sale of the assets that was being considered by the Company.  The second step of the impairment test was performed to determine the potential impairment loss.  The second step of the goodwill impairment test requires the Company to calculate the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of that reporting unit, including unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  As a result of that test, there was no excess fair value to allocate to goodwill.  Therefore, the Company recorded a $16.9 million goodwill impairment charge during the fiscal quarter ended October 31, 2010.

Balances and changes in the carrying amount of goodwill for the six months ended October 31, 2010 were as follows:

In thousands	Sign Making & Specialty Graphics	Apparel & Industrial	Ophthalmic Lens Processing		Total
Balance as of April 30, 2010
Gross goodwill	$120,308	$39,411		$38,588	$198,307
Accumulated impairment losses	(92,953)	---		(21,700)	(114,653)
Net balance as of April 30, 2010	$27,355	$39,411		$16,888	$83,654
Effects of currency translation	876	130		---	1,006
Effect of Gerber Innovations segment change	(1,112)	1,112		---	---
Goodwill impairment	---	---		(16,888)	(16,888)
Net balance as of October 31, 2010	$27,119	$40,653	$	---	$67,772
Net balance as of October 31, 2010 was comprised of:
Gross goodwill	120,072	40,653		38,588	199,313
Accumulated impairment losses	(92,953)	---		(38,588)	(131,541)
Net balance as of October 31, 2010	$27,119	$40,653	$	---	$67,772

Note 4.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Net (loss) income	$(16,107)	$459	$(14,583)	$973

Other comprehensive income (loss):
Foreign currency translation adjustments	4,108	2,573	2,618	15,111
Defined benefit pension plans activity, net of tax	119	96	238	192
Unrealized investment gain (loss) income, net of tax	96	114	(76)	371
Net (loss) gain on derivative instruments, net of tax	(40)	71	(356)	116
Total comprehensive (loss) income	$(11,824)	$3,313	$(12,159)	$16,763

Note 5.   Segment Reporting

The Company's operations are classified into three reportable operating segments:  Sign Making and Specialty Graphics, Apparel and Industrial and Ophthalmic Lens Processing.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.  On December 2, 2010, as described in Note 15, the Company entered into a definitive agreement to sell the assets of the Ophthalmic Lens Processing segment, which is expected to be completed during the fiscal quarter ending January 31, 2011.  As of October 31, 2010, the criteria for treatment of the Ophthalmic Lens Processing segment’s assets as assets held for sale had not been satisfied.  Therefore, the following segment reporting includes the results of the Ophthalmic Lens Processing segment as continuing operations.  During the fiscal quarter ended July 31, 2010, management realigned the GI business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility which is primarily used for Apparel and Industrial segment production needs, as well as benefits from sharing the Apparel and Industrial service organization.

The following table presents revenue and operating income (loss) by reportable segment:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Sign Making and Specialty Graphics:
Gerber Scientific Products	$10,569	$11,285	$20,563	$20,143
Spandex	58,451	55,109	110,743	107,806
Sign Making and Specialty Graphics	69,020	66,394	131,306	127,949
Apparel and Industrial	48,520	39,719	92,572	77,057
Ophthalmic Lens Processing	11,763	13,077	23,759	23,787
Intersegment revenue elimination	---	(535)	(10)	(784)
Consolidated revenue	$129,303	$118,655	$247,627	$228,009

Sign Making and Specialty Graphics:
Gerber Scientific Products	$(1,521)	$(926)	$(2,393)	$(1,878)
Spandex	4,843	3,461	9,002	6,503
Sign Making and Specialty Graphics	3,322	2,535	6,609	4,625
Apparel and Industrial	5,028	3,932	8,634	8,769
Ophthalmic Lens Processing	(16,458)	1,858	(15,256)	2,828
Segment operating (loss) income	(8,108)	8,325	(13)	16,222
Corporate operating expenses	(6,260)	(5,376)	(11,551)	(9,638)
Consolidated operating (loss) income	$(14,368)	$2,949	$(11,564)	$6,584

Note 6.   Earnings (Loss) Per Share

Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock-based compensation, where such effect is dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Fiscal Quarters Ended October 31,
	2010			2009
In thousands except per share amounts	Loss from Continuing Operations	Average Shares	Per Share	Income from Continuing Operations	Average Shares	Per Share
Basic (loss) earnings per share	$(16,107)	25,131	$(0.64)	$1,991	24,907	$0.08
Effect of dilutive options and awards	---	---	---	---	49	---
Diluted (loss) earnings per share	$(16,107)	25,131	$(0.64)	$1,991	24,956	$0.08

	For the Six Months Ended October 31,
	2010			2009
In thousands except per share amounts	Loss from Continuing Operations	Average Shares	Per Share	Income from Continuing Operations	Average Shares	Per Share
Basic (loss) earnings per share	$(14,508)	25,129	$(0.58)	$3,280	24,759	$0.13
Effect of dilutive options and awards	---	---	---	---	23	---
Diluted (loss) earnings per share	$(14,508)	25,129	$(0.58)	$3,280	24,782	$0.13

Note 7.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to its financial guarantees outstanding during the fiscal quarter or six months ended October 31, 2010.

Changes in the carrying amounts of product warranty liabilities were as follows:

	For the Six Months Ended October 31,
In thousands	2010	2009
Beginning balance	$2,250	$2,815
Warranties issued in the current period	1,441	3,253
Reductions for costs incurred	(1,677)	(2,880)
Impact of business dispositions	---	(574)
Ending balance	$2,014	$2,614

Note 8.  Employee Benefit Plans

The Company’s United States defined benefit pension plans were frozen effective April 30, 2009.  Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Interest cost	1,653	1,699	3,306	3,398
Expected return on plan assets	(1,584)	(1,316)	(3,168)	(2,632)
Amortization of actuarial loss	190	153	380	306
Net periodic benefit cost	$259	$536	$518	$1,072

Cash contributions of $0.1 million and $0.3 million were made to the Company’s nonqualified defined benefit pension plan for the fiscal quarter and six months ended October 31, 2010, respectively.  The Company expects to contribute $0.8 million to the qualified plan and $0.6 million to the nonqualified plan in the fiscal year ending April 30, 2011.

Note 9.  Income Taxes

For the fiscal quarter and six months ended October 31, 2010, the Company’s effective tax rate from continuing operations differed from the statutory tax rate of 35.0 percent primarily as a result of the goodwill impairment described in Note 3, which is not deductible for tax purposes and is discrete to the fiscal quarter ended October 31, 2010.  This was partially offset by international tax rate differences.

During the fiscal quarter ended October 31, 2009, the Company’s effective tax rate from continuing operations was less than the statutory rate primarily as a result of a $0.7 million favorable settlement of a foreign tax audit that is discrete to the quarter ended October 31, 2009, international tax rate differences and changes in earnings mix.  The effective tax rate for the six months ended October 31, 2009 benefitted from foreign rate differences, the favorable settlement of a foreign tax audit, and from tax credits which were unavailable for the six months ended October 31, 2010 due to a change in the tax law.

Note 10.  Derivative Instruments

The Company has used derivative instruments, including interest rate swaps and foreign currency contracts, during the fiscal quarters and six months ended October 31, 2010 and 2009.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

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

The Company maintained two interest rate swap arrangements effective during the six months ended October 31, 2010, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million of debt matured in May 2010 and the interest rate swap agreement on $25.0 million of debt matured in November 2010.

Foreign Currency Contracts – The Company is subject to foreign currency risk exposure from changes in foreign currency rates on cash payments from its foreign subsidiaries to the United States parent company.  The Company manages these exposures by periodically assessing the market environments and entering into foreign currency derivative contracts.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the foreign currency cash flow hedges are classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Other income (expense), net when the foreign currency transactions are settled.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period in which it occurs.  Cash flows associated with the foreign currency contracts are recorded within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company entered into three foreign currency contracts designated as cash flow hedges effective during the six months ended October 31, 2010, hedging forecasted euro cash payments from its foreign subsidiaries to the United States parent company of approximately $16.9 million.  As of October 31, 2010, $11.1 million of foreign currency forward contracts were outstanding.  These contracts settle on various dates through April 30, 2011.  As of April 30, 2010, there were no outstanding foreign currency forward contracts.

The following table summarizes the fair value of these derivative instruments as of October 31, 2010 and April 30, 2010:

		Liabilities
In thousands	Balance Sheet Location	October 31, 2010	April 30, 2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Other liabilities	$994	$	---
Interest rate swap arrangements	Other liabilities	53		479
		$1,047		$479

During the six months ended October 31, 2010, there was no impact to the fair value of the Company’s derivative liabilities due to the Company’s credit risk.

The following table summarizes the pre-tax impact on Accumulated Other Comprehensive Loss in Shareholders' Equity from cash flow hedges for the fiscal quarters and six months ended October 31, 2010 and 2009:

	For the fiscal quarters ended October 31,
In thousands	2010	2009
Loss recognized in Accumulated Other Comprehensive Loss before tax effect	$1,044		$164
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$150		$277
Loss reclassified from Accumulated Other Comprehensive Loss to Other Expense (effective portion)	$832	$	---

	For the six months ended October 31,
In thousands	2010	2009
Loss recognized in Accumulated Other Comprehensive Loss before tax effect	$1,058		$333
Loss reclassified from Accumulated Other Comprehensive Loss to Interest Expense (effective portion)	$443		$518
Loss reclassified from Accumulated Other Comprehensive Loss to Other Expense (effective portion)	$832	$	---

Assuming current market conditions continue, of the amount recorded in Accumulated Other Comprehensive Loss, a $0.1 million loss is expected to be reclassified as Interest expense to reflect the fixed interest payments obtained from interest rate swap arrangements within the next 12 months and a $1.0 million loss is expected to be reclassified as Other income (expense), net to reflect the anticipated foreign exchange losses within the next 12 months.

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

ASC 820 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of October 31, 2010 and April 30, 2010:

	October 31, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,517	$3,517	$	---	$	---
Foreign exchange derivative contracts	(994)	---		(994)		---
Interest rate swap agreements	(53)	---		(53)		---
Estimated fair value of contingent consideration	(3,485)	---		---		(3,485)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(1,715)	$3,517		$(1,047)		$(4,185)

	April 30, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,806	$3,806	$	---	$	---
Interest rate swap agreements	(479)	---		(479)		---
Estimated fair value of contingent consideration	(3,174)	---		---		(3,174)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(547)	$3,806		$(479)		$(3,874)

The fair values for the available for sale investments were based on quoted market prices unadjusted from financial exchanges (Level 1), except for preferred shares in an international private company, for which the fair value was based upon Level 3 evidence and determined to be insignificant.  The available for sale investments were primarily comprised of investments in a balanced United States mutual fund held in a rabbi trust for unqualified pension plan payments.  The interest rate swap agreements and foreign exchange derivative contracts were valued using observable current market information as of the reporting date, such as the prevailing LIBOR-based currency spot and forward rates (Level 2).  There were no transfers between level 1 and level 2 categories during the six months ended October 31, 2010.

In connection with the acquisition of Yunique in November 2009, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of

Yunique in measuring fair value.  A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.  The fair value increased $0.3 million during the six months ended October 31, 2010 to reflect changes in expected payments based on forecasted performance and the time value of money.

In connection with the sale of ND Graphics in September 2009, the Company remained a guarantor under a lease for ND Graphic’s headquarters facility in Toronto, Canada. This lease expires during the fiscal year ending April 30, 2018.  The remaining undiscounted monthly lease payments were $2.3 million as of the sale date.  The fair value of this liability of $0.7 million was recorded in Other long-term liabilities on the accompanying Consolidated Balance Sheets.  The fair value of the $0.7 million liability was estimated using a probability-based discounted cash flow analysis for the probability of non-performance by ND Graphics.  As of October 31, 2010, there was no existing default or indication of a prospective default by ND Graphics under the lease.  There were no changes to the level 3 liability during the six month ended October 31, 2010.

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

Note 12.  Restructuring and Other Expenses

Restructuring and other expenses include severance costs, professional fees related to business process improvement and strategic initiatives, asset impairment charges and facility consolidation expenses.

In the six months ended October 31, 2010, the Company approved plans and consolidated its Massachusetts-based GI business, a business unit of the Apparel and Industrial segment as of the fiscal quarter ended July 31, 2010, into an existing Connecticut facility.  As a result of the consolidation, the Company expects to generate annualized savings of approximately $0.9 million.  The Company estimated the costs related to the facility consolidation to be approximately $1.0 million, the substantial majority of which will require the expenditure of cash.  In the six months ended October 31, 2010, the Company incurred $0.4 million in employee severance costs, $0.1 million in fixed asset impairment charges and $0.2 million in move-related costs and lease termination costs.  The Company anticipates that it will incur $0.3 million in future costs related to this action through April 30, 2011, primarily for relocation expenses.

Restructuring and other expenses for the six months ended October 31, 2010 also included employee severance expenses of $0.7 million related to organizational structure changes and consulting fees of $0.3 million during the six months ended October 31, 2010 to execute certain business process improvement initiatives.  The Company decided during the quarter ended October 31, 2010 to abandon several patents and reduce the net book value of the patents to zero, after evaluating the expected future benefits of the patents as compared with the ongoing patent maintenance fees, and incurred $0.6 million of non-cash asset impairment charges.  Also, in connection with the pending sale of the assets of the Ophthalmic Lens Processing segment (see Note 15), the Company incurred $0.6 million of legal and other professional fees for the six months ended October 31, 2010 related to the pending transaction.

In the six months ended October 31, 2009, restructuring and other expenses consist of severance costs of $0.3 million and other professional fees related to business strategic initiatives of $0.3 million.

The following table shows a rollforward of the severance accruals established during six months ended October 31, 2010 by segment:

In thousands	For the six months ended October 31, 2010
Sign Making and Specialty Graphics
Fiscal 2011 severance expenses	$312
Cash payments	(204)
Ending balance at October 31, 2010	$108

Apparel and Industrial
Fiscal 2011 severance expenses	$765
Cash payments	(241)
Ending balance at October 31, 2010	$524

In the fiscal year ended April 30, 2010, the Company recorded restructuring and other expenses that included unpaid severance of $0.9 million as of April 30, 2010.  The following table shows a rollforward of the severance accruals established during the fiscal year ended April 30, 2010 by segment:

In thousands	For the six months ended October 31, 2010
Sign Making and Specialty Graphics
Balance at April 30, 2010	$231
Cash payments	(141)
Ending balance at October 31, 2010	$90

Apparel and Industrial
Balance at April 30, 2010	$277
Cash payments	(203)
Ending balance at October 31, 2010	$74

Corporate
Balance at April 30, 2010	$350
Cash payments	(172)
Ending balance at October 31, 2010	$178

Note 13.  Discontinued Operations

On September 1, 2009, the Company sold 100 percent of the capital stock of FOBA Technology + Services GmbH (“FOBA”).  The results of this business were previously reported within the Apparel and Industrial segment.

On September 30, 2009, the Company sold substantially all of the assets and liabilities of ND Graphics.  The results of this business were previously reported within the Sign Making and Specialty Graphics segment.

The Company allocated a portion of its interest expense to discontinued operations, as the proceeds from the sales were required to reduce the Company’s outstanding obligations under its credit facility.  The Company allocated approximately $0.1 million and $0.3 million of interest expense to discontinued operations for the fiscal quarter and six months ended October 31, 2009, respectively.

The following table provides revenue and pretax income from the FOBA discontinued operations:

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010		2009	2010		2009
Revenue from discontinued operations	$	---	$1,386	$	---	$5,973
Pretax income from discontinued operations	$	---	$1,674	$	---	$799

The following table provides revenue and pretax loss from the ND Graphics discontinued operations:

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010		2009	2010		2009
Revenue from discontinued operations	$	---	$5,362	$	---	$13,901
Pretax loss from discontinued operations	$	---	$(3,784)		$(74)	$(3,413)

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

The following table provides revenue and pretax loss from the Spandex Poland discontinued operations:

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010		2009	2010		2009
Revenue from discontinued operations	$	---	$659	$	---	$1,234
Pretax loss from discontinued operations	$	---	$(335)	$	---	$(380)

The following table provides revenue and pretax income (loss) from the Spandex New Zealand discontinued operations:

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010		2009	2010		2009
Revenue from discontinued operations	$	---	$580	$	---	$1,021
Pretax income (loss) from discontinued operations	$	---	$35		$(28)	$25

The following table provides revenue and pretax income (loss) from the Gerber Coburn Australia discontinued operations:

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010		2009	2010		2009
Revenue from discontinued operations	$	---	$925	$	---	$1,718
Pretax (loss) income from discontinued operations	$	---	$(93)		$6	$(229)

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

Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010, although early application is permitted. If adopted early during the fiscal year, the guidance is applied retrospectively for the full fiscal year. The Company plans to early adopt these provisions during the fiscal year ending April 30, 2011 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices as a result of adoption.

Note 15.  Subsequent Events

Disposition of Assets of the Ophthalmic Lens Processing Segment.  On December 2, 2010, Gerber Scientific International, Inc. (the “Seller”), a wholly-owned subsidiary of the Company, Coburn Technologies, Inc. (the “Buyer”) and Edward G. Jepsen entered into an asset purchase agreement, pursuant to which the Company will sell to the Buyer substantially all of the Company’s assets, properties, rights and interests primarily or solely related to the Company’s Ophthalmic Lens Processing segment, Gerber Coburn.

Upon the consummation of the sale, the Buyer will pay in cash a gross purchase price of $21.0 million for the Ophthalmic Lens Processing segment assets and will assume specified liabilities of the segment.  The purchase price is subject to reduction by the amount of any indebtedness of the segment (expected to be zero) that the Buyer satisfies at the closing of the sale.  The purchase price is also subject to a post-closing adjustment relating to the working capital and any unpaid indebtedness of the segment as of the closing date (less any such indebtedness satisfied by the Buyer).  The Company intends to apply the estimated net proceeds of the sale (before any post closing adjustment) of approximately $19.0 million, after fees and expenses, to reduce its outstanding debt and for general corporate purposes.
The asset purchase agreement contains certain termination rights for both the Seller and the Buyer, including that either party may terminate the asset purchase agreement if the sale has not closed on or before December 31, 2010, or on or before January 31, 2011 in specified circumstances.  Upon termination of the asset purchase agreement in certain circumstances, the Seller or the Buyer, as applicable, would be obligated to pay the other party a termination fee of $1.3 million.

Edward G. Jepsen, the chief executive officer and controlling shareholder of the Buyer, is a party to the asset purchase agreement as the guarantor under the Buyer’s obligation to pay the termination fee described above.

Upon the consummation of the sale, the Seller will enter into a transition services agreement with the Buyer pursuant to which the Seller will provide the Buyer with post-closing administrative and operating support services for specified fees, except for certain services that will be provided free of charge to the Buyer for 90 days after the closing date.  In addition, after the closing the Buyer will sublease from the Seller a manufacturing and office facility in South Windsor, Connecticut.  The sublease will have a five-year initial term, with two optional, one-year extensions.  Quarterly rental payments of $0.1 million will be adjusted based on annual CPI increases (but not decreases) beginning on January 1, 2012, but such increases cannot exceed four percent in any year.

Mr. Jepsen was a director of the Company and resigned from the Board of Directors on December 2, 2010.  Alex F. Incera, an executive officer of the Company and President of the Gerber Coburn business unit, and other executives of the business have advised the Company that they will become shareholders of the Buyer before the closing of the asset sale and will serve in executive capacities of Coburn Technologies, Inc. after the closing of the sale.

In approving the sale, the Company’s Board of Directors reviewed the Company’s portfolio of businesses against a set of strict strategic criteria.  After an extensive review, the Board of Directors concluded that it was not in a position to maximize the potential of the ophthalmic lens processing business and approved the sale transaction on December 1, 2010.  The sale allows the Company to further reduce its debt and invest in its core businesses, particularly the Apparel and Industrial segment.

As of October 31, 2010, the criteria for treatment of the Ophthalmic Lens Processing segment assets as assets held for sale had not been satisfied as the potential buyer was conducting due diligence efforts and the Company’s Board of Directors had not approved the sale.  The following table provides revenue and pretax (loss) income of Gerber Coburn’s anticipated discontinued operations activity for the fiscal quarter and six months ended October 31, 2010 and 2009 that are included in the accompanying Condensed Statements of Operations, and the assets and liabilities of this segment that are included in the accompanying October 31, 2010 Condensed Consolidated Balance Sheet.

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Revenue	$11,763	$13,077	$23,759	$23,787
Pretax (loss) income	$(16,611)	$1,994	$(15,424)	$3,318

In thousands	October 31, 2010
Assets:
Accounts receivable, net	$9,886
Inventories	10,720
Prepaid expenses and other current assets	115
Property, plant and equipment, net	829
Other assets	1,032
Total Assets	$22,582

Liabilities:
Accounts payable	$3,778
Accrued compensation and benefits	375
Other liabilities	630
Deferred revenue	433
Total Liabilities	$5,216

Net assets	$17,366

Credit Agreement Amendment.  On December 1, 2010, the Company amended the credit agreement for its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  Among other changes, the amendment reduced the borrowing capacity under the facility to $60 million from $75 million.  The amendment allows the sale of the Gerber Coburn business assets described above, subject to the Company’s receipt of net proceeds of at least $15 million, and permits the Company to transfer an owned facility to its current Connecticut landlord and acquire a rented facility from the landlord (the “real estate transaction”), which the Company intends to sell.

The amendment also modifies the definition of Consolidated EBIT for purposes of certain financial covenants as of October 31, 2010 to allow the add-back of certain charges that include goodwill impairment charges associated with the Gerber Coburn business unit, non-cash charges and losses associated with the sale of Gerber Coburn business unit assets and the real estate transaction, and non-recurring fees and expenses incurred in connection with the real estate transaction.  As of the date of this report, no changes have been made to the lease agreement.

The Company expects to incur fees and related costs of approximately $0.1 million to $0.2 million in connection with this amendment, which will be amortized over the remaining term of the agreement.  The Company also expects to expense approximately $0.2 million to interest expense associated with the write-off of a portion of previously capitalized deferred financing fees as a result of the amendment.

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

OVERVIEW

Through its global operations, Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related aftermarket supplies, for sign making, specialty graphics, packaging, apparel and industrial markets.  Gerber’s strategic focus for fiscal 2011 is to continue its global transformation to invest in growth companies, continue to reduce structural expenses, manage its business portfolio, optimize its supply chain and enhance new product development capability.

As part of Gerber's strategic planning process, management continually reviews its operating segments and selected markets in terms of their potential long-term returns.  Management periodically reviews and negotiates potential business acquisitions and divestitures, some of which may be material.  Decisions regarding "bolt-on" acquisitions generally focus on candidates that will contribute to the growth of Gerber's core businesses, increase earnings per share, and generate positive cash flow in the first year of acquisition.  Gerber may also consider business divestitures if management determines that the applicable business no longer meets Gerber's long-term strategic objectives or that the divestiture could increase cash flows.  Although Gerber seeks to maximize the proceeds from business divestitures, Gerber may conclude that it is in the best interest of its long-term strategy to divest a business at a price that is below the net carrying value of its assets and incur a loss from the divestiture.  Decisions to divest a business at a price below the net carrying value of its assets would involve using the proceeds from the divested business to execute strategies that offer potentially higher returns to shareholders.

Consistent with its divestiture strategy, on December 2, 2010, Gerber entered into a definitive agreement to sell its Ophthalmic Lens Processing segment assets for a gross purchase price of $21.0 million, subject to post-closing adjustment.  For additional information about the terms of this divestiture, see Note 15 to the condensed consolidated financial statements appearing elsewhere in this report.  In approving the divestiture, Gerber’s Board of Directors reviewed Gerber’s portfolio of businesses against a set of strict strategic criteria.  After an extensive review, the Board of Directors concluded that it was not in a position to maximize the potential of the ophthalmic lens processing business.  The sale allows Gerber to further reduce its debt and invest in its core businesses, particularly the Apparel and Industrial segment.  The transaction net proceeds of approximately $19.0 million will be used to reduce Gerber’s outstanding debt and for other general corporate purposes.  Gerber’s Board of Directors approved the sale on December 1, 2010, and the sale is expected to be completed during the third quarter of fiscal 2011.  As of October 31, 2010, the criteria for treatment of the Ophthalmic Lens Processing segment’s assets as assets held for sale had not been satisfied.  Therefore, this management’s discussion and analysis includes the results of the Ophthalmic Lens Processing segment as continuing operations.

During the fiscal quarter ended October 31, 2010, Gerber concluded that there was evidence that the fair value of the Ophthalmic Lens Processing reporting unit had decreased below the reporting unit’s book value as a result of the potential sales process for the Ophthalmic Lens Processing segment assets and therefore performed an interim goodwill impairment test.  As a result of the interim goodwill impairment test, an impairment charge of $16.9 million was recorded.

During the six months ended October 31, 2010, management realigned the Gerber Innovations, or “GI”, business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility which is primarily used for Apparel and Industrial segment production needs as well as benefits from sharing the Apparel and Industrial service organization.

Revenue results for the first half of fiscal 2011 reflected improved economic conditions in most geographic regions, resulting in revenue growth over the first half of fiscal 2010.  As a result of the improved conditions, revenue increased $10.6 million, or 9.0 percent, for the second quarter of fiscal 2011 and increased $19.6 million, or 8.6 percent, for the first six months of fiscal 2011 as compared with the prior year respective periods.  Higher volume, particularly in the Apparel and Industrial segment, drove the overall revenue growth.  The Apparel and Industrial segment reported an $8.8 million, or 22.2 percent, increase in revenue for the second quarter of fiscal 2011 as compared with the second quarter of fiscal 2010.  This improvement included incremental revenue of $0.6 million from Yunique, a software company acquired in November 2009.  Foreign currency translation negatively impacted fiscal 2011 revenue as compared with fiscal 2010 by approximately $2.7 million for the fiscal quarter ended October 31, 2010 and approximately $6.1 million for the six months ended October 31, 2010.

The operating loss was attributable to the goodwill impairment charge of $16.9 million related to the Ophthalmic Lens Processing segment discussed above and operating expenses that included restructuring and other expenses of $2.2 million and $3.0 million for the fiscal quarter and six months ended October 31, 2010, respectively.   The second quarter and first six months of fiscal 2010 included approximately $1.5 million and $3.5 million of savings from temporary cost controls, such as workforce furloughs and other measures that did not continue in fiscal 2011.  Commission expenses were $0.7 million and $1.8 million higher than the prior year respective comparable periods as a result of increased revenue, particularly through distribution channels with higher commission rates.  Gerber incurred incentive compensation expense of approximately $0.8 million for the fiscal quarter ended October 31, 2010 and $1.5 million for the six months ended October 31, 2010.  There was no incentive compensation expense incurred during fiscal 2010.  Partially offsetting these unfavorable impacts, gross profit improved $3.4 million and $7.2 million for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the prior year, as a result of higher revenue, increased manufacturing volume, and lower warranty costs.  Gerber’s management team continues to execute its strategy to lower its permanent cost structure through a number of cost savings initiatives. To that end, during the second quarter of fiscal 2011, Gerber engaged the services of an external business and process improvement consulting firm to assist in identifying additional cost savings beyond those already identified and in the process of being implemented.  Combined, Gerber expects to realize savings on an annualized basis in the range of $15 million to $20 million by the end of fiscal year 2012.  These savings will be generated through a number of activities ranging from general overhead cost reductions and working capital improvement initiatives to facility rationalizations, manufacturing process improvements, supply chain optimization and raw materials sourcing improvements.

During the first six months of fiscal 2011, Gerber continued to focus on cash generation and working capital management, and reduced its overall debt by $10.0 million from April 30, 2010.  On December 1, 2010, Gerber amended the credit agreement for its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  Among other changes, the amendment reduced the borrowing capacity under the facility to $60 million from $75 million.  The amendment allows the sale of the Gerber Coburn business assets described above, subject to Gerber’s receipt of net proceeds of at least $15 million, and permits Gerber to transfer an owned facility to its current Connecticut landlord and acquire a rented facility from the landlord (the “real estate transaction”), which Gerber intends to sell.  The amendment also modifies the definition of Consolidated EBIT for purposes of certain financial covenants as of October 31, 2010 to allow the add-back of certain charges that include goodwill impairment charges associated with the Gerber Coburn business unit, non-cash charges and losses associated with the sale of Gerber Coburn business unit assets and the real estate transaction, and non-recurring fees and expenses incurred in connection with the real estate transaction.  As of the date of this report, no changes have been made to the lease agreement.  Gerber was in compliance with its financial covenants, as amended, as of October 31, 2010.

RESULTS OF OPERATIONS

Revenue

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Equipment and software	$37,561	$29,758	26.2%	$70,001	$55,579	25.9%
Aftermarket supplies	75,214	72,350	4.0%	145,307	139,134	4.4%
Service	16,528	16,547	(0.1%)	32,319	33,296	(2.9%)
Total revenue	$129,303	$118,655	9.0%	$247,627	$228,009	8.6%

International markets are significant to Gerber’s revenue base, as Gerber generates approximately two-thirds of its revenue annually from sales to non-U.S. markets.  Gerber therefore analyzes its results of operations on a constant currency basis, excluding the impact of foreign currency translation.  The impact of foreign currency translation on the operating performance quantified within this management’s discussion and analysis was estimated by comparing average foreign exchange rates for the fiscal quarter and six months ended October 31, 2010 with average foreign exchange rates from historical comparison periods.

Consolidated revenue increased by $10.6 million and $19.6 million for the fiscal quarter and six months ended October 31, 2010 as compared with the historical prior year periods.  The increase in revenue was attributable to economic recovery in certain regions of Gerber’s end-user markets.  Volume improvements contributed to $12.7 million and $24.2 million of the revenue increase for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the respective prior year periods.  The equipment revenue improvement was a strong indicator of economic recovery and improved customer confidence levels.  Incremental revenue from the Yunique acquisition, completed in November 2009, was $0.6 million and $1.4 million for the fiscal quarter and six months ended October 31, 2010, respectively.  The first six months of fiscal 2011 benefited from $0.6 million of license revenue.  The second quarter and first six months of fiscal 2010 benefited from $1.3 million of license revenue.  Foreign currency translation negatively impacted revenue by approximately $2.7 million and $6.1 million for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the same prior year periods.  The unfavorable currency impacts resulted from the strengthening of the United States dollar against several other currencies in which Gerber transacts business.

Key new product revenue was $8.2 million and $13.1 million for the fiscal quarter and six months ended October 31, 2010, respectively.  Key new product revenue increased $4.0 million, or 96.1 percent, from the second quarter of fiscal 2010 and $4.2 million, or 47.9 percent, from the first six months of fiscal 2010.  The increase was led by the Apparel and Industrial segment, which recorded significant key new product revenue attributable to the GERBERcutter® Z7 product during the second quarter of fiscal 2011.  Other recently launched key new products that contributed to the revenue increase included the Sign Making and Specialty Graphics segment’s GERBER CAT UV inkjet printers and the Apparel and Industrial segment’s GERBERplotter XLp.

Revenue was higher across each geographic region in North America, Europe and the Rest of World for the fiscal quarter ended October 31, 2010 as compared with the fiscal quarter ended October 31, 2009.  For the six months ended October 31, 2010, revenue was higher in North America and the Rest of World regions, and decreased in Europe as compared with the six months ended October 31, 2009.  The growth in North America and the Rest of World regions was led by the Apparel and Industrial segment.  The Rest of World region includes the Asian marketplace, which has been a strategic focus area for Gerber’s expansion in international markets.  Consolidated revenue generated within greater China for the fiscal quarter ended October 31, 2010 remained consistent with the prior year similar quarter and increased $2.5 million to $14.2 million for the six months ended October 31, 2010 as compared with the prior year.  The improvement included revenue growth across all three segments, particularly within the Apparel and Industrial segment.  Gerber believes that the greater China region represents significant growth opportunities and continues to invest in its infrastructure in China.  In Europe, the revenue decline for the six months ended October 31, 2010 was attributable to foreign currency translation.  The Spandex business unit reported volume increases in sales for the quarter and six months ended October 31, 2010 as compared with the prior year respective periods.

Reported backlog is primarily comprised of service contracts that benefit future periods and firm equipment orders.  The backlog improvement shown in the following table, which provides backlog by segment, primarily reflected an increase in equipment backlog from new orders during the second quarter of fiscal 2011.

In thousands	October 31, 2010	April 30, 2010
Backlog:
Sign Making and Specialty Graphics	$1,699	$767
Apparel and Industrial	27,301	25,886
Ophthalmic Lens Processing	1,821	1,550
	$30,821	$28,203

Gross Profit / Margin

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Gross profit	$38,628	$35,242	9.6%	$74,614	$67,387	10.7%
Gross profit margin	29.9%	29.7%		30.1%	29.6%

Gross profit increased $3.4 million and $7.2 million for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the same periods of the prior year.  The majority of the increase was attributable to higher aftermarket and equipment sales volume, as well as lower warranty expenses and raw material cost savings.  The lower warranty expenses were partially attributable to improved Solara ion warranty experience based on Gerber’s focused efforts.  Gross profit was negatively affected by lower license revenue, unfavorable foreign currency translation and the absence of temporary cost reductions that were in place during the prior year.  The sales mix included gross profit from license revenue of $0.6 million for the six months ended October 31, 2010 as compared with $1.3 million for the six months ended October 31, 2009.  Foreign currency translation during the fiscal quarter and six months ended October 31, 2010 impacted gross profit unfavorably by approximately $0.6 million and $1.3 million, respectively, as compared with the prior year.  Service gross profit was negatively impacted by unfavorable foreign currency translation and the absence of temporary cost reductions that benefitted the prior year.

Gerber’s gross profit margin improved 0.2 percentage points and 0.5 percentage points for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the same periods of the prior year.  The improvement reflected the impact of higher volume and increased contribution from software revenue.  The improvement also reflected operational efficiencies and favorable absorption of manufacturing costs as compared with the prior year.  The sale of the assets of the Ophthalmic Lens Processing segment will require Gerber to replace benefits from manufacturing synergies that were associated with the United States manufacturing plant for this segment.  To replace such benefits, Gerber commenced strategies in fiscal 2011 to lower its overall cost structure by reducing plant overhead costs and designing existing products with a lower cost structure.  As plans to reduce overhead costs are implemented, Gerber may incur restructuring and other expenses for facility consolidation efforts.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Selling, general and administrative expenses	$29,545	$27,505	7.4%	$57,632	$51,877	11.1%
Percentage of revenue	22.8%	23.2%		23.3%	22.8%

Selling, general and administrative expenses, or “SG&A,” increased by $2.0 million for the fiscal quarter ended October 31, 2010 and decreased as a percentage of revenue as compared with the fiscal quarter ended October 31, 2009.  The fiscal quarter ended October 31, 2009 included benefits from temporary cost savings such as workforce furloughs and salary reductions.  The remaining SG&A increase for the fiscal quarter ended October 31, 2010 reflected higher sales commission costs of $0.7 million, associated with increased revenue and sales in distribution channels with higher commission rates, higher incentive compensation costs of $0.8 million, associated with forecasted fiscal 2011 performance and incremental SG&A of $0.5 million from the Yunique acquisition.  Partially offsetting these items, defined benefit pension expense decreased by $0.3 million for the fiscal quarter ended October 31, 2010 as compared with the same prior year period.  Additionally, foreign currency translation decreased SG&A by approximately $0.6 million for the fiscal quarter October 31, 2010 as compared with the same period of the prior year.  Gerber anticipates that SG&A will remain higher than the prior year throughout fiscal 2011 as a result of variable sales costs, incentive compensation and the cessation in fiscal 2011 of temporary cost control measures implemented in fiscal 2010.  Gerber expects that its continued focus on reducing costs should continue to benefit the company for the remainder of fiscal 2011 by partially offsetting the higher costs.

SG&A increased by $5.8 million for the six months ended October 31, 2010 and increased as a percentage of revenue, as compared with the six months ended October 31, 2009.  The six months ended October 31, 2009 included benefits from temporary cost savings.  The SG&A increase for the six months ended October 31, 2010 also reflected higher sales commission costs of $1.8 million, incentive compensation costs of $1.5 million and incremental SG&A of $0.9 million from the Yunique acquisition.  Incremental self insurance expenses of $0.5 million negatively impacted SG&A for the six months ended October 31, 2010.  Partially offsetting these items, defined benefit pension expense decreased by $0.6 million for the six months ended October 31, 2010 from the same prior year period.  Additionally, foreign currency translation decreased SG&A by approximately $1.2 million for the six months ended October 31, 2010, as compared with the same period of the prior year.

Research and Development

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Research and development	$4,351	$4,240	2.6%	$8,675	$8,376	3.6%
Percentage of revenue	3.4%	3.6%		3.5%	3.7%

Research and development, or “R&D,” costs increased as compared with fiscal 2010 levels through the first six months of fiscal 2011.  The fiscal 2010 periods benefitted from temporary cost reductions.  In fiscal 2011 and fiscal 2010, research and development efforts have been focused on strategic new products and sustaining engineering of existing products, which includes potential design changes to reduce product costs.  Certain software development projects for internally developed software to be sold within the Apparel and Industrial segment are likely to result in increased expenses in the third and fourth quarters of fiscal 2011 until technological feasibility is demonstrated and the development costs can be capitalized as an asset and amortized.

Goodwill Impairment

Gerber reviews the value of goodwill for impairment annually during its fourth fiscal quarter or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The identification and measurement of goodwill impairment involves an estimation of the fair value of the reporting units, using assumptions that could affect whether an impairment charge is recognized and the amount of any such charge.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.

In connection with the GI business unit transfer to the Apparel and Industrial reporting unit from the GSP reporting unit, Gerber conducted a goodwill impairment test for the remaining GSP business during the fiscal quarter ended July 31, 2010.  As of the interim testing date at July 31, 2010, GSP’s goodwill of $5.9 million was not impaired.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.

During the fiscal quarter ended October 31, 2010, Gerber concluded that there was evidence that the fair value of the Ophthalmic Lens Processing reporting unit had decreased below the reporting unit’s book value as a result of the potential sales process for the Ophthalmic Lens Processing segment assets and therefore performed an interim goodwill impairment test.  The results of the first step of the goodwill impairment test as of October 31, 2010 indicated potential impairment, as the fair value of the reporting unit was less than the book value.  The primary measure of fair value was the purchase price offered in a letter of intent for sale of the assets that was being considered by Gerber.  The second step of the impairment test was performed to determine the potential impairment loss.  The second step of the goodwill impairment test required Gerber to calculate the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of that reporting unit, including unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  As a result of that test, there was no excess fair value to allocate to goodwill.  Therefore, Gerber recorded a $16.9 million goodwill impairment charge during the fiscal quarter ended October 31, 2010.

Although Gerber seeks to maximize the proceeds from business divestitures, Gerber may conclude that it is in the best interest of its long-term strategy to divest a business at a price that is below the net carrying value of its assets after evaluating sales offers, and incur a loss from the divestiture.  Decisions to divest a business at a price below the net carrying value of its assets would involve using the proceeds from the divested business to execute strategies and deploy assets to efforts that offer potentially higher returns to shareholders.

Restructuring and Other Expenses

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Restructuring and other expenses	$2,212	$548	$2,983	$550

Restructuring and other expenses for the six months ended October 31, 2010 consisted of $1.1 million of severance costs, $0.2 million of factory-related move costs, $0.8 million of non-cash asset impairment charges, $0.3 million of professional fees to execute business process improvement initiatives and $0.6 million of professional fees incurred related to the pending Gerber Coburn asset sale.

The Apparel and Industrial segment incurred $0.8 million of severance costs, $0.2 million of factory-related move costs and $0.1 million of non-cash asset impairment charges.  These expenses were all primarily associated with the relocation of the Apparel and Industrial’s segment Massachusetts production facility into its Connecticut production facilities.  An additional $0.3 million of costs may be incurred for relocation expenses in the remainder of fiscal 2011.  The severance is expected to be paid in full by April 30, 2011.  This facility consolidation plan is expected to result in annual savings of approximately $0.9 million as a result of lower annual rent and other building costs.

The Sign Making and Graphics segment also incurred severance charges during the six months ended October 31, 2010, primarily related to consolidating its international finance organization.  The severance is expected to be paid in full by April 30, 2011.

Gerber decided during the second quarter of fiscal 2011 to abandon several patents and reduce the net book value to zero, after evaluating the expected future benefits of the patents as compared with the ongoing patent maintenance fees.  Corporate expenses included the patent asset impairment charges of $0.6 million for the fiscal quarter and six months ended October 31, 2010.  Also included in Corporate expenses were professional fees of $0.9 million related to both business process improvement initiatives and legal and related fees associated with the pending Gerber Coburn asset sale.

In the six months ended October 31, 2009, restructuring and other expenses consisted of severance costs of $0.3 million and other professional fees related to business strategic initiatives of $0.3 million.

Gerber may incur additional restructuring and other expenses as it continues to examine its current facility capacity and its organizational structure.  In connection with the pending sale of Gerber Coburn assets, a leased facility is likely to be vacated by Gerber and subleased by the buyer.  The vacant leased facility could result in a restructuring charge of approximately $2.1 million for estimated contractual future rent expense, reduced by anticipated sublease income.

Other Income (Expense), net

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Other income (expense), net	$(720)	$(414)	$(350)	$(1,459)

Other income (expense), net primarily includes interest income, bank fees and foreign currency transaction and translation gains and losses.  Translation gains and losses arise as a result of translating short-term intercompany balances denominated in a different currency.  Foreign currency translation resulted in losses of $0.4 million for the fiscal quarter ended October 31, 2010 as compared with a gain of $0.1 million for the fiscal quarter ended October 31, 2009.  For the six months ended October 31, 2010, Gerber reported foreign currency translation gains of $0.3 million as compared with a loss of $0.6 million for the six months ended October 31, 2009.

Interest Expense

	For the Fiscal Quarters Ended October 31,			For the Six Months Ended October 31,
In thousands	2010	2009	Percent Change	2010	2009	Percent Change
Interest expense	$653	$918	(28.9%)	$1,435	$1,860	(22.8%)
Weighted-average credit facility interest rate	6.4%	7.1%		6.6%	7.0%

Interest expense decreased $0.3 million and $0.4 million for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the fiscal quarter and six months ended October 31, 2009.  The decrease was primarily attributable to lower weighted-average outstanding borrowings and lower interest rates based upon favorable market rates for the fiscal quarter and six months ended October 31, 2010 as compared with the same prior year periods.

Income Tax Expense

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
Effective tax rate	(2.3%)	(23.1%)	(8.7%)	(0.5%)

Gerber’s effective tax rate from continuing operations for the fiscal quarter and six months ended October 31, 2010 differed from the expected statutory rate of 35.0 percent primarily due to the $16.9 million goodwill impairment, which is not deductible for tax purposes, and was partially offset by foreign rate differences.  Gerber’s effective tax rate would have been approximately 31.9 percent, excluding the goodwill impairment charge.

Gerber’s effective tax rate from continuing operations for the fiscal quarter and six months ended October 31, 2009 were lower than the expected statutory rate of 35.0 percent primarily as a result of foreign rate differences.  The rate for the fiscal quarter and six months ended October 31, 2009 further benefitted from tax credits which were unavailable for the fiscal quarter and six months ended October 31, 2010 and a favorable settlement of a foreign tax audit of $0.7 million.

As of October 31, 2010, Gerber had net deferred tax assets of approximately $43.6 million, of which approximately $37.2 million related to the United States.  In each tax jurisdiction, deferred tax assets are assessed for realizability based on all evidence available, including historical earnings, projected earnings and tax planning strategies.  In light of its recent losses within the United States, Gerber continues to closely monitor the realizability of the U.S. deferred tax assets.  As of October 31, 2010, Gerber expected that the recorded net deferred tax assets were fully recoverable.  If future reassessment of the realizability results in management’s determination that it is more likely than not that these assets would not be realized, a valuation reserve would be recorded.

Changes in tax rules may adversely affect Gerber’s future reported financial results or the way in which Gerber conducts business. Recently enacted H.R. 1586 includes several tax law changes that may impact Gerber’s foreign income inclusions, reduce Gerber’s ability to claim foreign tax credits and consequently could negatively impact the effective tax rate in future quarters. The effective date of the legislation is December 31, 2010 and Gerber is continuing to evaluate the potential impact of the law change as well as alternative tax planning opportunities.

Discontinued Operations

Residual discontinued operations activity in the six months ended October 31, 2010 primarily related to changes in estimated expenses incurred in fiscal 2010 associated with the discontinued operations of ND Graphics, Gerber Coburn Australia and Spandex New Zealand.

Discontinued operations in the fiscal quarter and six months ended October 31, 2009 included the historical results of FOBA Technology + Services GmbH, or “FOBA”, ND Graphics, Spandex Poland, Spandex New Zealand and Gerber Coburn Australia, all of which became discontinued operations during fiscal 2010.

Gerber allocated interest expense to discontinued operations in fiscal 2010, as proceeds from the sale of FOBA and ND Graphics were required to reduce the outstanding credit facility obligation.  Gerber allocated approximately $0.1 million of interest expense to discontinued operations for the fiscal quarter ended October 31, 2009 and approximately $0.3 million for the six months ended October 31, 2009.

SEGMENT REVIEW

Gerber is a leading worldwide provider of equipment, software and related services in the sign making, specialty graphics, packaging, apparel and industrial industries.  Gerber conducts business through three principal operating segments.  On December 2, 2010, as described above, Gerber entered into a definitive agreement to sell the assets of the Ophthalmic Lens Processing segment, which is expected to be completed in the third quarter of fiscal 2011.  As of October 31, 2010, the criteria for treatment of the Ophthalmic Lens Processing segment’s assets as assets held for sale had not been satisfied.  Therefore, the following segment review includes the results of the Ophthalmic Lens Processing segment as continuing operations.  During the fiscal quarter ended July 31, 2010, management realigned the Gerber Innovations, or GI, business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed to take advantage of synergies from the integration of GI manufacturing into a Connecticut manufacturing facility that is primarily used for Apparel and Industrial segment production needs as well as benefits from sharing the Apparel and Industrial service organization.

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Industrial	Gerber Technology and Gerber Innovations
Ophthalmic Lens Processing	Gerber Coburn

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended October 31,
	2010			2009
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$10,569	$58,451	$69,020	$11,285	$55,109	$66,394
Operating (loss) income	$(1,521)	$4,843	$3,322	$(926)	$3,461	$2,535

	For the Six Months Ended October 31,
	2010			2009
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$20,563	$110,743	$131,306	$20,143	$107,806	$127,949
Operating (loss) income	$(2,393)	$9,002	$6,609	$(1,878)	$6,503	$4,625

Segment revenue increased $2.6 million, or 4.0 percent, for the fiscal quarter ended October 31, 2010 as compared with the fiscal quarter ended October 31, 2009.  Segment revenue increased $3.4 million, or 2.6 percent, for the six months ended October 31, 2010 as compared with the six months ended October 31, 2009.  The increase was driven by improved sales volume, primarily in the Spandex business unit.  The increase was believed to be a result of improving economic conditions, favoring both equipment and aftermarket revenue in most geographic regions, especially within the digital product lines that included Spandex’s ImagePerfect brand of aftermarket materials.  The growth in equipment revenue was partially as a result of the Spandex distribution unit’s new ink jet product offerings, primarily from original equipment manufacturers.  Partially offsetting Spandex’s sales volume improvements, foreign currency translation negatively impacted revenue by approximately $2.1 million and $5.1 million for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the same periods of the prior year.  During the first quarter of fiscal 2011, GSP launched the GERBER CAT UV inkjet printer.  This product is expected to offer improved performance and reliability in the wide-format UV inkjet product line.  Despite the new product launch, overall GSP equipment revenue declined for the quarter and six months ended October 31, 2010 as compared with the prior year comparable periods.  Gerber believes the continued decline in equipment revenue was a result of weak equipment market demand attributable to both North America macroeconomic conditions and the reduced credit availability for Gerber’s customers, as well as the continuing evaluation of the new GERBER CAT UV inkjet printer product by several of GSP’s distributors.  Aftermarket revenue also declined at GSP from the prior year.  Sales incentive programs focused on increasing volume in the depressed economic environment during the second quarter of fiscal 2010 were not repeated in fiscal 2011, which negatively impacted aftermarket revenue as compared with the prior year.  GSP launched several marketing initiatives in fiscal 2011 to facilitate sales growth, including road shows to demonstrate the capabilities of its products, and believes these efforts will enable GSP to increase its future revenue streams.

This segment reported improved profitability, also driven by the Spandex business unit.  Spandex reported increased profitability as a result of gross profit contribution from improved sales volume and cost control of freight and other distribution expenses.  Gross profit increases were partially offset by higher sales commissions and related variable sales costs associated with higher revenue and foreign currency translation.  Spandex also incurred $0.3 million of severance costs in the six months ended October 31, 2010 in connection with the implementation of finance organizational changes.  GSP’s operating loss was attributable to continued depressed equipment volumes, which resulted in unfavorable absorption of factory overhead costs, as well as the absence of cost savings that were implemented during the fiscal quarter and six months ended October 31, 2009.  Costs associated with Solara ion warranty-related field issues decreased during the second quarter and first six months of fiscal 2011 as compared with the prior year comparable periods.  Gerber believes it has identified the warranty-related issues and is continuing to seek to resolve the issues through its product improvement program, which includes qualifying aftermarket materials that are compatible with its cationic inkjet printers.

The GSP reporting unit’s goodwill asset had a book value of approximately $5.9 million as of October 31, 2010.  Gerber reviews the value of goodwill for impairment annually during its fourth quarter or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In connection with the GI business unit transfer to the Apparel and Industrial reporting unit from the GSP reporting unit, Gerber conducted a goodwill impairment test for the remaining GSP business during the first quarter of fiscal 2011.  The identification and measurement of goodwill impairment involves an estimation of the fair value of the reporting units, using assumptions that could affect whether an impairment charge is recognized and the amount of any such charge.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.  As of July 31, 2010, GSP’s goodwill was not impaired and there was a $6.8 million fair value excess over the book value.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.

Apparel and Industrial

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Revenue	$48,520	$39,719	$92,572	$77,057
Segment operating income	$5,028	$3,932	$8,634	$8,769

Segment revenue for the fiscal quarter and six months ended October 31, 2010 increased $8.8 million, or 22.2 percent, and $15.5 million, or 20.1 percent, respectively, from the comparable prior year periods.  End-user market demand within apparel markets increased during the last quarter of fiscal 2010 and continued into the first six months of fiscal 2011, resulting in higher equipment sales.  Economic recovery and pent up consumer demand accounted for the majority of the revenue increase, although revenue from a November 2009 acquisition contributed $0.6 million and $1.4 million of incremental revenue to the fiscal quarter and six months ended October 31, 2010, respectively.  Key new product revenue increased $3.5 million and $5.0 million for the fiscal quarter and six months ended October 31, 2010 as compared with the respective prior year periods, and included significantly increased sales of the GERBERcutter®Z7.  Segment revenue in greater China was $6.2 million and $13.0 million for the fiscal quarter and six months ended October 31, 2010, respectively.  Segment revenue in greater China was consistent with the prior year comparable quarter and represented an increase of $1.9 million as compared with the six months ended October 31, 2009.  The recent introduction of the GERBERplotter XLp, which offers competitive pricing and low cost ownership without sacrificing productivity or performance, has been well received in Asia and other markets.  Partially offsetting these improvements, foreign currency translation negatively impacted segment revenue by approximately $0.6 million and $1.2 million for the fiscal quarter and six months ended October 31, 2010, respectively, as compared with the same periods of the prior year.

Segment operating profit for the fiscal quarter and six months ended October 31, 2010 was $1.1 million higher and $0.1 million lower, respectively, than in the respective prior year periods.  The growth in the second quarter of fiscal 2011 was attributable to gross profit improvements from increased revenue volume, despite the benefits in the second quarter of fiscal 2010 from certain temporary cost saving actions that were not continued in fiscal 2011.  For the six months ended October 31, 2010, the gross profit improvement was offset by a wage restoration in China and the United States and the termination of other temporary cost savings actions, as well as incremental self-insurance expense of $0.3 million.  In addition, restructuring and other expenses of $0.6 million and $1.1 million were incurred in the fiscal quarter and six months ended October 31, 2010, respectively, primarily in connection with the Massachusetts relocation of the GI business to existing Connecticut facilities.  Commissions and travel-related expenses associated with increased revenue volume and travel to Asia for implementation of cost savings initiatives resulted in an increase in such expenses over the prior year.  Some of these initiatives in Asia are focused on shifting manufacturing to lower cost regions.  Current software development efforts could result in higher expenses in the second half of fiscal 2011 in this segment, until technological feasibility is obtained and remaining development costs can be capitalized and amortized over the product life cycle.

Ophthalmic Lens Processing

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Revenue	$11,763	$13,077	$23,759	$23,787
Segment operating (loss) income	$(16,458)	$1,858	$(15,256)	$2,828

On December 2, 2010, as discussed above, Gerber entered into a definitive agreement to sell the assets of its Ophthalmic Lens Processing segment.  The criteria for treating the segment’s assets as assets held for sale were not met as of October 31, 2010.

Segment revenue decreased $1.3 million, or 10.0 percent, for the fiscal quarter ended October 31, 2010 as compared with the fiscal quarter ended October 31, 2009 and remained consistent with the prior year for the six months ended October 31, 2010.  Revenue for the first six months of fiscal 2011 included license revenue of $0.6 million.  Revenue for the second quarter and first six months of fiscal 2010 included license revenue of $1.3 million.  License revenue is not a predictable revenue stream.  Equipment revenue increased for the fiscal quarter and six months ended October 31, 2010, although aftermarket and service revenue declined for both periods from the prior year respective periods, primarily in North American markets.  Market studies have indicated that purchases of eyeglasses continue to reflect reduced demand, which adversely impacts demand for ophthalmic aftermarket supplies.  Foreign currency translation did not materially impact revenue for the fiscal quarter ended October 31, 2010 and favorably impacted revenue by approximately $0.1 million for the six months ended October 31, 2010, as compared with the same periods of the prior year.

The fiscal quarter and six months ended October 31, 2010 reported a segment operating loss as a result of a $16.9 million goodwill impairment charge as discussed in Note 3 to the condensed consolidated financial statements appearing elsewhere in this report.  Operating results were also negatively impacted by the absence of temporary cost savings actions that benefited fiscal 2010 results and lower license revenue in the first six months of fiscal 2011.

Corporate Expenses

	For the Fiscal Quarters Ended October 31,		For the Six Months Ended October 31,
In thousands	2010	2009	2010	2009
Unallocated company-wide expenses	$4,049	$2,740	$6,861	$4,673
Core corporate operating expenses	2,211	2,636	4,690	4,965
Operating expenses	$6,260	$5,376	$11,551	$9,638

Unallocated company-wide expenses include company-wide stock-based compensation costs, strategic expenses, incentive compensation costs, insurance costs, pension expenses for the U.S. frozen defined benefit plans, intangible asset patent impairment costs and public company compliance costs.  Core corporate operating expenses include expenses of the corporate general management, legal, finance and internal audit staffs.  Overall corporate operating expenses for the fiscal quarter and six months ended October 31, 2010 increased $0.9 million and $1.9 million, respectively, over the same periods in the prior year.  The higher costs primarily reflected incentive bonus compensation expense of $0.6 million and $1.4 million for the fiscal quarter and six months ended October 31, 2010, respectively, and asset impairment charges of $0.6 million that negatively impacted results for the second quarter of fiscal 2011.  The higher costs were partially offset by savings from a reduced workforce and lower pension plan expenses of $0.3 million and $0.6 million, respectively, as compared with the same periods of the prior year.  These cost savings should continue to benefit fiscal 2011 results throughout the remainder of the fiscal year.  The asset impairment charges were primarily related to patent intangible assets.  Gerber made a decision during the second quarter of fiscal 2011 to abandon several patents and reduce the net book value to zero after evaluating the expected future benefits of such patents as compared with the ongoing patent maintenance fees.

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

Adverse conditions in the credit and financial markets have reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to its operations as of April 30, 2010 and updated the assessment through December 9, 2010.   As a result of credit markets impact on revenue, Gerber has taken measures to control costs in order to partially offset the impact of further revenue declines on its results of operations and cash flows from operations.  Gerber amended its credit agreement with its lenders during the third quarter of fiscal 2011, which, among other changes, reduced Gerber’s borrowing capacity from $75.0 million to $60.0 million.  Gerber does not anticipate any negative impacts on its business based upon this reduction.  After assessing the consequences of this difficult financial environment, though the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in fiscal 2011 as compared with fiscal 2010.

As of October 31, 2010, cash balances were $10.1 million and $33.5 million was available for borrowing under the revolving credit facility, based on facility financial covenants.  Gerber believes that cash on hand, cash flows from operations and borrowings expected to be available under the revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After this period, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the fiscal quarter ended July 31, 2009, Gerber filed a shelf registration statement for $35.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  No securities were offered and sold pursuant to the shelf registration as of October 31, 2010.

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

The following table provides information about Gerber's capitalization as of the dates indicated:

In thousands except ratio amounts	October 31, 2010	April 30, 2010
Cash and cash equivalents	$10,128	$11,305
Working capital	$73,792	$76,549
Total debt	$35,000	$45,000
Net debt (total debt less cash and cash equivalents)	$24,872	$33,695
Shareholders' equity	$147,625	$158,206
Total capital (net debt plus shareholders' equity)	$172,497	$191,901
Current ratio	1.76:1	1.85:1
Net debt-to-total capital ratio	14.4%	17.6%

Cash Flows

The following table provides information about Gerber’s cash flows as of the dates indicated:

	For the Six Months Ended October 31,
In thousands	2010	2009
Cash flows provided by operating activities	$13,783	$15,754
Cash flows (used in) provided by investing activities	$(2,372)	$8,499
Cash flows used in financing activities	$(11,219)	$(22,050)

Gerber generated $13.8 million in cash from operating activities during the first six months of fiscal 2011 primarily from collections on revenue.  Gerber generated $15.8 million in cash from operating activities during the first six months of fiscal 2010 primarily from operating income, accounts receivable collections and fewer inventory purchases, which reflected the effects of Gerber’s inventory reduction programs.

Gerber used $2.4 million in cash for investing activities in the first six months of fiscal 2011 primarily for capital expenditures of $2.5 million.  Fiscal 2011 capital expenditures are expected to be approximately $6.0 million to $9.0 million.  Gerber generated $8.5 million of cash from investing activities in the first six months of fiscal 2010 primarily related to the sale of FOBA and ND Graphics.  Offsetting these proceeds, Gerber used cash for investing activities in the first six months of fiscal 2010 on capital expenditures of $2.0 million and business acquisitions of $1.5 million, which represented scheduled payments to the former owners of Data Technology and Gamma in accordance with the terms of the purchase agreements for the acquisitions of those businesses.

Borrowings under Gerber’s credit facility are the primary sources of cash flows provided by financing activities and repayments of debt constitute the primary use of cash flows from financing activities.  Net repayments were $10.0 million during the six months ended October 31, 2010.  Net repayments of $21.9 million during the six months ended October 31, 2009 were directly related to the sale of FOBA and ND Graphics.

Financial Condition

As of October 31, 2010, compared to April 30, 2010, the United States dollar weakened against the euro, the pound sterling and Australian dollar and strengthened against the Canadian dollar, which resulted in higher translated euro, pound sterling and Australian dollar-denominated assets and liabilities, and lower translated Canadian dollar-denominated assets and liabilities.  The most significant portion of Gerber’s international assets and liabilities are denominated in the euro.

Net accounts receivable increased to $82.8 million as of October 31, 2010 from $80.9 million as of April 30, 2010.  This increase was primarily attributable to increased revenue volume and foreign currency translation.  Days sales outstanding in ending accounts receivable improved to 58 days as of October 31, 2010 from 60 days as of April 30, 2010.

Inventories increased to $61.5 million as of October 31, 2010 from $59.8 million as of April 30, 2010.  The increase primarily reflected foreign currency translation.  Inventory turnover was 6.0 times annually as of October 31, 2010 and 5.5 times annually as of April 30, 2010.

Prepaid expenses and other current assets increased to $5.6 million as of October 31, 2010 from $4.7 million as of April 30, 2010, primarily reflecting payments to vendors, including insurance policies and property taxes paid at the beginning of the fiscal year that are amortized during the fiscal year.

Goodwill decreased to $67.8 million as of October 31, 2010 from $83.7 million as of April 30, 2010, as a result of the impairment of the Ophthalmic Lens Processing reporting unit goodwill and was partially offset by the impact of foreign currency translation.

Other assets decreased to $18.9 million as of October 31, 2010 from $20.8 million as of April 30, 2010, which primarily reflected the performance of Gerber’s rabbi trust assets and benefit payments, as well as normal amortization of deferred financing fees.

Accounts payable and other liabilities increased to $84.2 million as of October 31, 2010 from $77.3 million as of April 30, 2010, primarily from the impact of foreign currency translation and increased employee compensation accruals that included a $1.5 million incentive compensation accrual.  Days purchases outstanding in accounts payable was 41 days as of October 31, 2010 and April 30, 2010.

Long-term Debt

On December 1, 2010, Gerber amended the credit agreement for its revolving credit facility with several banks and other financial institutions and lenders specified in the agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  Among other changes, the amendment reduced the borrowing capacity under the facility to $60 million from $75 million.  The amendment allows the sale of the Gerber Coburn business assets described above, subject to Gerber’s receipt of net proceeds of at least $15 million, and permits Gerber to transfer an owned facility to its current Connecticut landlord and acquire a rented facility from the landlord (the “real estate transaction”), which Gerber intends to sell.

The amendment also modifies the definition of Consolidated EBIT for purposes of certain financial covenants as of October 31, 2010 to allow the add-back of certain charges that include goodwill impairment charges associated with the Gerber Coburn business unit, non-cash charges and losses associated with the sale of Gerber Coburn business unit assets and the real estate transaction, and non-recurring fees and expenses incurred in connection with the real estate transaction.  As of the date of this report, no changes have been made to the lease agreement.

Gerber expects to incur fees and related costs of approximately $0.1 million to $0.2 million in connection with this amendment, which will be amortized over the remaining term of the agreement.  Gerber also expects to expense $0.2 million to interest expense associated with the write-off of a portion of previously capitalized deferred financing fees as a result of the amendment.

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.

Gerber was in compliance with its financial covenants, as amended, as of October 31, 2010, as shown in the following table:

Covenant	Requirement	Actual as of October 31, 2010
Total Funded Debt to Consolidated EBITDA	Less than 3.00:1	1.55:1
Consolidated EBIT to Consolidated Interest Expense	Greater than 3.00:1	5.54:1
Asset Coverage Ratio	At least 1.0:1	1.83:1

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about Gerber’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, or “ASU 2009-14.”  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and removes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.”  ASU 2009-14 subjects software-enabled products to other revenue guidance and disclosure requirements, such as guidance relating to revenue arrangements with multiple-deliverables.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  Gerber described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010. There were no significant changes to Gerber’s critical accounting estimates during the six months ended October 31, 2010 from those previously disclosed in Gerber’s Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for Gerber during the first six months of fiscal 2011 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gerber’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber’s disclosure controls and procedures as of October 31, 2010.  Based upon that evaluation, Gerber’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber’s internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Gerber’s internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in Gerber’s risk factors during the first six months of fiscal 2011 from those disclosed under Item 1A. "Risk Factors," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Gerber’s purchases of its common stock during the fiscal quarter ended October 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – August 31, 2010 (1)	387	$5.96	Not applicable	Not applicable
September 1, 2010 – September 30, 2010 (1)	62,462	5.99	Not applicable	Not applicable
October 1, 2010 – October 31, 2010	---	---	Not applicable	Not applicable
	62,849	$5.99	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber’s stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

ITEM 6.     EXHIBITS

Gerber herewith files the following exhibits:

Exhibit Number	Description

10.1	Non-employee Director’s Stock Grant Plan, amended and restated as of August 25, 2010, filed herewith.

10.2	Form of Restricted Stock Unit Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERBER SCIENTIFIC, INC.
December 9, 2010	By:	/s/ Michael R. Elia
Michael R. Elia Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

10.1	Non-employee Director’s Stock Grant Plan, amended and restated as of August 25, 2010, filed herewith.

10.2	Form of Restricted Stock Unit Agreement under the Gerber Scientific, Inc. 2006 Omnibus Incentive Plan, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. 1350, filed herewith.