Form 10-Q
period 2011-01-31
GERBER SCIENTIFIC INC
filed 2011-03-07
CIK 41133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-05865

Gerber Scientific, Inc. (Exact name of registrant as specified in its charter)
Connecticut	06-0640743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 Industrial Park Road West, Tolland, Connecticut (Address of principal executive offices)	06084 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑
25,139,933 shares of common stock of the registrant were outstanding as of February 28, 2011, exclusive of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Fiscal Quarters Ended January 31,
In thousands, except per share data	2011	2010
Revenue:
Product sales	$97,578	$84,931
Service sales	14,376	14,290
	111,954	99,221
Cost of Sales:
Cost of products sold	65,557	60,666
Cost of services sold	9,302	8,792
	74,859	69,458

Gross profit	37,095	29,763

Selling, general and administrative expenses	29,907	25,288
Research and development	4,070	3,717
Restructuring and other expenses	642	1,472
Operating income (loss)	2,476	(714)

Other income (expense), net	(376)	(33)
Interest expense	(444)	(1,048)
Income (Loss) from continuing operations before income taxes	1,656	(1,795)
Income tax expense (benefit)	530	(502)
Income (Loss) from continuing operations	1,126	(1,293)
Income from discontinued operations, net of income taxes of $(547) and $(474), respectively	602	484
Net income (loss)	$1,728	$(809)

Basic earnings (loss) per common share:
Continuing operations	$0.04	$(0.05)
Discontinued operations	0.02	0.02
Basic earnings (loss) per common share1	$0.07	$(0.03)
Diluted earnings (loss) per common share:
Continuing operations	$0.04	$(0.05)
Discontinued operations	0.02	0.02
Diluted earnings (loss) per common share1	$0.07	$(0.03)

Weighted Average Common Shares Outstanding:
Basic	25,136	25,195
Diluted	25,223	25,195

1 Basic and diluted earnings (loss) per share is based on actual calculated values and totals may not sum due to rounding.

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended January 31,
In thousands, except per share data	2011	2010
Revenue:
Product sales	$292,437	$259,346
Service sales	43,385	44,097
	335,822	303,443
Cost of Sales:
Cost of products sold	203,407	189,002
Cost of services sold	28,023	25,939
	231,430	214,941

Gross profit	104,392	88,502

Selling, general and administrative expenses	84,405	73,863
Research and development	11,653	10,909
Restructuring and other expenses	2,977	2,014
Operating income	5,357	1,716

Other income (expense), net	(278)	(1,308)
Interest expense	(1,274)	(2,256)
Income (Loss) from continuing operations before income taxes	3,805	(1,848)
Income tax expense (benefit)	1,204	(1,323)
Income (Loss) from continuing operations	2,601	(525)
(Loss) Income from discontinued operations, net of income taxes of $(83) and ($559) respectively	(15,456)	689
Net (loss) income	$(12,855)	$164

Basic (loss) earnings per common share:
Continuing operations	$0.10	$(0.02)
Discontinued operations	(0.62)	0.03
Basic (loss) earnings per common share1	$(0.51)	$0.01
Diluted (loss) earnings per common share:
Continuing operations	$0.10	$(0.02)
Discontinued operations	(0.61)	0.03
Diluted (loss) earnings per common share1	$(0.51)	$0.01

Weighted Average Common Shares Outstanding:
Basic	25,131	24,904
Diluted	25,197	24,904

1 Basic and diluted earnings (loss) per share is based on actual calculated values and totals may not sum due to rounding.

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
In thousands	2011	2010
Assets:
Current Assets:
Cash and cash equivalents	$11,206	$11,305
Accounts receivable, net	66,415	80,925
Inventories	55,967	59,823
Deferred tax assets, net	10,139	10,029
Prepaid expenses and other current assets	4,905	4,732
Total Current Assets	148,632	166,814
Property, plant and equipment, net	30,877	32,223
Goodwill	68,225	83,654
Deferred tax assets, net	47,011	48,362
Other assets	17,623	20,824
Total Assets	$312,368	$351,877
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$30,787	$39,185
Accrued compensation and benefits	16,654	15,997
Other liabilities	23,953	22,080
Deferred revenue	12,239	13,003
Total Current Liabilities	83,633	90,265
Long-term debt	20,000	45,000
Accrued pension benefit liability	36,742	36,932
Deferred tax liabilities, net	12,036	12,600
Other long-term liabilities	9,132	8,874

Commitments and contingencies
Shareholders' Equity:
Preferred stock	---	---
Common stock	256	257
Paid-in capital	84,546	81,981
Retained earnings	83,349	96,204
Treasury stock	(10,264)	(10,855)
Accumulated other comprehensive loss	(7,062)	(9,381)
Total Shareholders' Equity	150,825	158,206
Total Liabilities and Shareholders' Equity	$312,368	$351,877

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
In thousands	2011	2010
Cash flows from operating activities:
Net (loss) income	$(12,855)	$164
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	5,838	7,250
Deferred income taxes	495	(2,430)
Stock-based compensation	2,804	2,914
(Gain) Loss on sale of assets	(644)	2,328
Goodwill impairment	16,888	---
Other noncash items	2,115	1,525
Changes in operating accounts, excluding effects of acquisitions and dispositions:
Accounts receivable	8,382	13,785
Inventories	(5,803)	(233)
Prepaid expenses and other assets	617	(775)
Accounts payable and other liabilities	(6,235)	(1,717)
Accrued compensation and benefits	193	(3,333)
Net cash provided by operating activities	11,795	19,478
Cash flows from investing activities:
Capital expenditures	(3,622)	(3,231)
Proceeds from sale of net assets	19,311	13,116
Proceeds from sale of available for sale investments	751	149
Purchases of available for sale investments	(435)	(113)
Business acquisitions	---	(3,473)
Investments in intangible assets	(258)	(1,149)
Net cash provided by investing activities	15,747	5,299
Cash flows from financing activities:
Debt repayments	(78,831)	(88,676)
Debt proceeds	53,500	61,104
Debt issuance costs	(119)	(494)
Common stock activity	(57)	(190)
Payments on vendor financed debt	(801)	---
Net cash used for financing activities	(26,308)	(28,256)
Effect of exchange rate changes on cash and cash equivalents	(1,333)	1,087
Decrease in cash and cash equivalents	(99)	(2,392)
Cash and cash equivalents at beginning of period	11,305	10,313
Cash and cash equivalents at end of period	$11,206	$7,921

See accompanying notes to condensed consolidated financial statements.

Gerber Scientific, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gerber Scientific, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of April 30, 2010 has been derived from the audited consolidated financial statements; however, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended April 30, 2010.  The results of operations for the fiscal quarter and nine months ended January 31, 2011 and cash flows for the nine months ended January 31, 2011 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any other future period.

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

Certain reclassifications have been made to conform to the presentation for the fiscal quarter and nine months ended January 31, 2011.  During the nine months ended January 31, 2011, management realigned the Gerber Innovations (“GI”) business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products (“GSP”) business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment (see Note 5).  Additionally, United States defined benefit pension expenses were reclassified from Cost of products sold, Cost of services sold, and Research and development to Selling, general and administrative expenses, and professional fees related to business process improvement initiatives and strategic transactional fees were reclassified from Selling, general and administrative expenses to Restructuring and other expenses.

On December 31, 2010, the Company completed the sale of substantially all of the assets, properties, rights and interests primarily or solely related to the Ophthalmic Lens Processing segment, Gerber Coburn (the “Gerber Coburn Unit”).  The gain on sale and results of operations for the Gerber Coburn Unit have been reported as discontinued operations for the fiscal quarter and nine months ended January 31, 2011 and 2010, respectively, within the accompanying Condensed Consolidated Statements of Operations.  The April 30, 2010 comparative Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows and related disclosures do not reflect assets held for sale, as the criteria for assets held for sale were not met as of April 30, 2010.  See Note 13.

The results of operations and cash flows for Yunique Solutions, Inc. (“Yunique”), which was acquired in November 2009, are included in the accompanying Condensed Consolidated Statements of Operations for the fiscal quarter and nine months ended January 31, 2011 and Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2011, respectively.  The Company believes that its results of operations for the fiscal quarter and nine months ended January 31, 2010 would not have been materially different had this acquisition occurred on May 1, 2009.

Note 2.  Inventories

Inventories were as follows:

	January 31,	April 30,
In thousands	2011	2010
Raw materials and purchased parts	$43,177	$49,400
Work in process	2,153	1,774
Finished goods	10,637	8,649
Total inventories	$55,967	$59,823

Note 3.   Goodwill and Intangible Assets

The table below presents the gross carrying amount and accumulated amortization of acquired intangible assets other than goodwill included in Other assets on the Company's Condensed Consolidated Balance Sheets:

	January 31, 2011		April 30, 2010
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$4,913	$2,689	$7,732	$3,641
Other	8,457	1,892	8,346	1,136
Total amortized intangible assets	$13,370	$4,581	$16,078	$4,777

During the nine months ended January 31, 2011, the Company evaluated the expected future benefits of several patents as compared with anticipated ongoing patent maintenance fees, elected to abandon several patents and recorded expense of $0.6 million associated with the abandonment.  Intangible asset amortization expense was $0.4 million and $1.2 million for the fiscal quarter and nine months ended January 31, 2011, respectively.  For the fiscal quarter and nine months ended January 31, 2010, intangible asset amortization expense was $0.4 million and $1.0 million, respectively.  It is estimated that such expense will be $1.5 million for the fiscal year ending April 30, 2011, $1.2 million for the fiscal year ending April 30, 2012, $1.1 million for the fiscal year ending April 30, 2013 and $1.0 million annually for fiscal years ending April 30, 2014 through 2016, based on the amortizable intangible assets as of January 31, 2011.

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

The GSP reporting unit’s goodwill asset was $5.9 million as of January 31, 2011.  In connection with the GI business unit transfer to the Apparel and Industrial reporting unit from the GSP reporting unit, the Company conducted a goodwill impairment test for the remaining GSP business during the first quarter of fiscal 2011.  As of July 31, 2010, GSP’s goodwill was not impaired and there was a $6.8 million fair value excess over the book value.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.

Prior to the sale of the Gerber Coburn Unit, during the fiscal quarter ended October 31, 2010, the Company concluded that there was evidence that the fair value of the Ophthalmic Lens Processing reporting unit had decreased below the reporting unit’s book value as a result of the potential sales process for the Ophthalmic Lens Processing segment assets and therefore performed an interim goodwill impairment test.  The results of the first step of the goodwill impairment test as of October 31, 2010 indicated potential impairment, as the fair value of the reporting unit was less than the book value.  The primary measure of fair value was the purchase price proposed in a letter of intent for sale of the assets that was being considered by the Company.  The second step of the impairment test was performed to determine the potential impairment loss.  The second step of the goodwill impairment test requires the Company to calculate the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of that reporting unit, including unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  As a result of that test, there was no excess fair value to allocate to goodwill.  Therefore, the Company recorded a $16.9 million goodwill impairment charge during the fiscal quarter ended October 31, 2010, which is recorded in discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

Balances and changes in the carrying amount of goodwill for the nine months ended January 31, 2011 were as follows:

In thousands	Sign Making & Specialty Graphics	Apparel & Industrial	Ophthalmic Lens Processing1		Total
Balance as of April 30, 2010
Gross goodwill	$120,308	$39,411		$38,588	$198,307
Accumulated impairment losses	(92,953)	---		(21,700)	(114,653)
Net balance as of April 30, 2010	$27,355	$39,411		$16,888	$83,654
Effects of currency translation	1,041	418		---	1,459
Effect of Gerber Innovations segment change	(1,112)	1,112		---	---
Goodwill impairment	---	---		(16,888)	(16,888)
Net balance as of January 31, 2011	$27,284	$40,941	$	---	$68,225

Net balance as of January 31, 2011 was comprised of:
Gross goodwill	$120,237	$40,941		$38,588	$199,766
Accumulated impairment losses	(92,953)	---		(38,588)	(131,541)
Net balance as of January 31, 2011	$27,284	$40,941	$	---	$68,225
1 The Gerber Coburn Unit of the Ophthalmic Lens Processing segment is classified as discontinued operations within the accompanying Condensed Consolidated Statements of Operations.

Note 4.   Other Comprehensive Income (Loss)

The Company's total other comprehensive income (loss) was as follows:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Net income (loss)	$1,728	$(809)	$(12,855)	$164

Other comprehensive income (loss):
Foreign currency translation adjustments	(685)	(3,765)	1,933	11,346
Defined benefit pension plans activity, net of tax	119	96	357	288
Unrealized investment gain, net of tax	132	79	56	450
Net gain (loss) on derivative instruments, net of tax	329	142	(27)	258
Total other comprehensive income (loss)	$1,623	$(4,257)	$(10,536)	$12,506

Note 5.   Segment Reporting

Subsequent to the sale of the Gerber Coburn Unit, the Company's operations are classified into two reportable operating segments:  the Sign Making and Specialty Graphics segment and the Apparel and Industrial segment.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.  During the nine months ended January 31, 2011, management realigned the GI business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility, which is primarily used for Apparel and Industrial segment production needs, as well as for other benefits to the GI business of sharing the Apparel and Industrial segment service organization.

The Unallocated costs included in segment operating income represent overhead costs previously allocated to the Ophthalmic Lens Processing segment.  The Gerber Coburn Unit was sold on December 31, 2010 and was historically included in the Ophthalmic Lens Processing segment.  The disclosures do not reflect any adjustments for planned overhead and administrative expense reductions arising as a result of the asset sale.

Corporate operating expenses include expenses of the corporate general management, legal, finance and internal audit staffs and public company compliance costs.  Corporate unallocated company-wide expenses include company-wide stock-based compensation costs, strategic expenses, incentive compensation costs, insurance costs, pension expense for the U.S. frozen defined benefit plans, and asset impairment charges.

The following table presents revenue and operating income (loss) by reportable segment:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Sign Making and Specialty Graphics:
Gerber Scientific Products	$8,703	$7,014	$29,266	$27,157
Spandex	53,548	49,785	164,291	157,591
Sign Making and Specialty Graphics	62,251	56,799	193,557	184,748
Apparel and Industrial	49,703	42,610	142,275	119,667
Intersegment revenue elimination	---	(188)	(10)	(972)
Consolidated revenue	$111,954	$99,221	$335,822	$303,443

Sign Making and Specialty Graphics:
Gerber Scientific Products	$(727)	$(2,112)	$(3,120)	$(3,990)
Spandex	4,126	2,727	13,128	9,230
Sign Making and Specialty Graphics	3,399	615	10,008	5,240
Apparel and Industrial	6,338	4,712	14,972	13,481
Unallocated	(492)	(646)	(1,935)	(1,981)
Segment operating income	9,245	4,681	23,045	16,740
Corporate operating expenses	(2,203)	(2,176)	(6,527)	(6,910)
Corporate unallocated company-wide expenses	(4,566)	(3,219)	(11,161)	(8,114)
Consolidated operating income (loss)	$2,476	$(714)	$5,357	$1,716

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Fiscal Quarters Ended January 31,
	2011			2010
In thousands except per share amounts	Income from Continuing Operations	Average Shares	Per Share	Loss from Continuing Operations	Average Shares	Per Share
Basic earnings (loss) per share	$1,126	25,136	$0.04	$(1,293)	25,195	$(0.05)
Effect of dilutive options and awards	---	87	---	---	---	---
Diluted earnings (loss) per share	$1,126	25,223	$0.04	$(1,293)	25,195	$(0.05)

	For the Nine Months Ended January 31,
	2011			2010
In thousands except per share amounts	Income from Continuing Operations	Average Shares	Per Share	Loss from Continuing Operations	Average Shares	Per Share
Basic earnings (loss) per share	$2,601	25,131	$0.10	$(525)	24,904	$(0.02)
Effect of dilutive options and awards	---	66	---	---	---	---
Diluted earnings (loss) per share	$2,601	25,197	$0.10	$(525)	24,904	$(0.02)

Note 7.   Guarantees

The Company extends financial and product performance guarantees to third parties.  There have been no material changes to its financial guarantees outstanding during the fiscal quarter or nine months ended January 31, 2011.

Changes in the carrying amounts of product warranty liabilities were as follows:

	For the Nine Months Ended January 31,
In thousands	2011	2010
Beginning balance	$2,250	$2,815
Warranties issued in the current period	1,977	4,342
Reductions for costs incurred	(2,372)	(4,128)
Impact of business dispositions	(368)	(574)
Ending balance	$1,487	$2,455

Note 8.  Employee Benefit Plans

The Company’s United States defined benefit pension plans were frozen effective April 30, 2009.  Components of net periodic benefit cost were as follows:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Interest cost	$1,652	$1,698	$4,958	$5,096
Expected return on plan assets	(1,584)	(1,316)	(4,752)	(3,948)
Amortization of actuarial loss	189	153	569	459
Net periodic benefit cost	$257	$535	$775	$1,607

Cash contributions of $0.1 million and $0.4 million were made to the Company’s nonqualified defined benefit pension plan for the fiscal quarter and nine months ended January 31, 2011, respectively.  The Company expects to contribute $0.5 million to the qualified plan in the fiscal year ending April 30, 2011 based upon minimum funding standards and the election of pension funding relief during the fiscal quarter ended January 31, 2011.  The Company expects to contribute $0.6 million to the nonqualified plan in the fiscal year ending April 30, 2011 from rabbi trust assets.

Note 9.  Income Taxes

For the fiscal quarter and nine months ended January 31, 2011, the Company’s effective tax rate from continuing operations differed from the statutory tax rate of 35.0 percent primarily as a result of international tax rate differences which were somewhat offset by incremental United States tax on repatriation of foreign earnings.

During the fiscal quarter ended January 31, 2010, the Company’s effective tax rate from continuing operations was less than the statutory rate primarily as a result of international tax rate differences and changes in earnings mix.  The effective tax rate for the nine months ended January 31, 2010 benefited from foreign rate differences and the favorable settlement of a foreign tax audit.

Note 10.  Derivative Instruments

The Company used derivative instruments, including interest rate swaps and foreign currency contracts, during the fiscal quarters and nine months ended January 31, 2011 and 2010.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.

Interest Rate Swaps – The Company is subject to market risk exposure from changes to interest rates due to the variable nature of the credit facility market interest rates.  The Company manages these exposures by periodically assessing the market environment and swapping variable interest payments for fixed interest payments at an acceptable level for a portion of its debt.  These derivative instruments are accounted for as cash flow hedges.  The fair value of interest rate swaps is classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated other comprehensive loss in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Interest expense when the interest payments are incurred.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period in which it occurs.  Cash flows associated with the interest rate swaps are recorded within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company maintained two interest rate swap arrangements effective during the nine months ended January 31, 2011, hedging its variable LIBOR-based interest payments on $20.0 million and $25.0 million principal amount of its debt, which qualified for hedge accounting as cash flow hedges.  The interest rate swap agreement on $20.0 million principal amount of debt matured in May 2010 and the interest rate swap agreement on $25.0 million principal amount of debt matured in November 2010.  As of January 31, 2011, there were no outstanding interest rate swap arrangements.

Foreign Currency Contracts – The Company is subject to foreign currency risk exposure from changes in foreign currency rates on cash payments from its foreign subsidiaries to the United States parent company.  The Company manages these exposures by periodically assessing the market environment and entering into foreign currency derivative contracts.  These derivative instruments are accounted for as cash flow hedges.  The fair value of the foreign currency cash flow hedges are classified as an other asset or other liability at fair value on the Condensed Consolidated Balance Sheets.  To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated other comprehensive loss in Shareholders' Equity.  These changes in fair value will subsequently be reclassified in current earnings as a component of Other income (expense), net when the foreign currency transactions are settled.  If a previously designated hedging transaction ceases to be effective as a hedge, any ineffectiveness measured in the hedging relationship would be recorded in earnings in the period in which it occurs.  Cash flows associated with the foreign currency contracts are recorded within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The Company entered into three foreign currency contracts designated as cash flow hedges effective during the nine months ended January 31, 2011, hedging forecasted euro cash payments from its foreign subsidiaries to the United States parent company of approximately $16.9 million.  As of January 31, 2011, $6.8 million of foreign currency forward contracts were outstanding and expire April 27, 2011.  As of April 30, 2010 there were no outstanding foreign currency forward contracts.

The following table summarizes the fair value of these derivative instruments as of January 31, 2011 and April 30, 2010:

		Liabilities
In thousands	Balance Sheet Location	January 31, 2011	April 30, 2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Other liabilities	$523	$	---
Interest rate swap arrangements	Other liabilities	---		479
		$523		$479

During the nine months ended January 31, 2011, there was no impact to the fair value of the Company’s derivative liabilities due to the Company’s credit risk.

The following table summarizes the pre-tax impact on Accumulated other comprehensive loss in Shareholders' Equity from cash flow hedges for the fiscal quarters and nine months ended January 31, 2011 and 2010:

	For the fiscal quarters ended January 31,
In thousands	2011	2010
Gain (Loss) recognized in Accumulated other comprehensive loss before tax effect	$265		$(71)
Loss reclassified from Accumulated other comprehensive loss to Interest expense (effective portion)	$(53)		$(297)
Loss reclassified from Accumulated other comprehensive loss to Other expense (effective portion)	$(206)	$	---

	For the nine months ended January 31,
In thousands	2011	2010
Loss recognized in Accumulated other comprehensive loss before tax effect	$(793)		$(404)
Loss reclassified from Accumulated other comprehensive loss to Interest Expense (effective portion)	$(496)		$(815)
Loss reclassified from Accumulated other comprehensive loss to Other Expense (effective portion)	$(1,038)	$	---

Assuming current market conditions continue, a $0.5 million loss is expected to be reclassified as Other income (expense), net from Accumulated Other Comprehensive Loss to reflect the anticipated foreign exchange losses within the next 12 months.

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

ASC 820 establishes a hierarchy of inputs used to measure fair value as Level 1, 2 and 3, as described in the following table, which provides assets and liabilities reported at fair value and measured on a recurring basis as of January 31, 2011 and April 30, 2010:

	January 31, 2011
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,677	$3,677	$	---	$	---
Foreign exchange derivative contracts	(523)	---		(523)		---
Estimated fair value of contingent consideration	(3,241)	---		---		(3,241)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(787)	$3,677		$(523)		$(3,941)

	April 30, 2010
In thousands	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Available for sale investments	$3,806	$3,806	$	---	$	---
Interest rate swap agreements	(479)	---		(479)		---
Estimated fair value of contingent consideration	(3,174)	---		---		(3,174)
Estimated fair value for lease liability guarantee	(700)	---		---		(700)
Total	$(547)	$3,806		$(479)		$(3,874)

The fair values for the available for sale investments were based on quoted market prices unadjusted from financial exchanges (Level 1), except for preferred shares in an international private company, for which the fair value was based upon Level 3 evidence and determined to be insignificant.  The available for sale investments were primarily comprised of investments in a balanced United States mutual fund held in a rabbi trust for nonqualified pension plan payments.  Investments in available-for-sale securities included in Other assets for the periods indicated below were:

	January 31, 2011			April 30, 2010
In thousands	Cost	Unrealized Gains	Estimated Fair Value	Cost	Unrealized Gains	Estimated Fair Value
Mutual fund	$2,489	$1,188	$3,677	$2,707	$1,099	$3,806

Gross realized gains of $0.1 million were included in Other income (expense), net for the nine months ended January 31, 2011 and were not significant for the nine months ended January 31, 2010.

The interest rate swap agreements and foreign exchange derivative contracts were valued using observable current market information as of the reporting date, such as the prevailing LIBOR-based currency spot and forward rates (Level 2).  There were no transfers between Level 1 and Level 2 categories during the nine months ended January 31, 2011.

In connection with the acquisition of Yunique in November 2009, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based forecasted revenue.  Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions concerning future revenue of Yunique in measuring fair value.  A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.  The fair value increased $0.1 million during the nine months ended January 31, 2011 to reflect changes in expected payments based on forecasted performance and the time value of money.

In connection with the sale of ND Graphics in September 2009, the Company remained a guarantor under a lease for ND Graphic’s headquarters facility in Toronto, Canada. This lease expires December 2017.  The remaining undiscounted monthly lease payments were $2.3 million as of the sale date.  The fair value of this liability of $0.7 million was recorded in Other long-term liabilities on the accompanying Consolidated Balance Sheets.  The fair value of the $0.7 million liability was estimated using a probability-based discounted cash flow analysis for the probability of non-performance by ND Graphics.  As of January 31, 2011, there was no existing default or indication of a prospective default by ND Graphics under the lease.  There were no changes to the Level 3 liability during the nine months ended January 31, 2011.

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

In the nine months ended January 31, 2011, the Company approved plans and consolidated its Massachusetts-based GI business, a business unit of the Apparel and Industrial segment as of July 31, 2010, into an existing Connecticut facility.  As a result of the consolidation, the Company expects to generate annualized savings of approximately $0.9 million.  The Company lowered its estimate of costs related to the facility consolidation during the fiscal quarter ended January 31, 2011 to approximately $0.8 million, the substantial majority of which requires cash expenditures and has been already incurred.  In the nine months ended January 31, 2011, the Company incurred $0.4 million in employee severance costs, $0.2 million in fixed asset impairment charges and $0.2 million in move-related costs and lease termination costs.

Restructuring and other expenses for the nine months ended January 31, 2011 also included employee severance expenses of $0.8 million related to organizational structure changes and consulting fees of $0.8 million during the nine months ended January 31, 2011 to execute certain strategic initiatives.  During the nine months ended January 31, 2011, the Company evaluated the expected future benefits of several patents as compared with anticipated ongoing patent maintenance fees, elected to abandon several patents and recorded non-cash expense of $0.6 million associated with the abandonment.

In the nine months ended January 31, 2010, restructuring and other expenses consisted of severance costs of $0.9 million and other professional fees related to business strategic initiatives of $1.1 million.

The following table shows a rollforward of the severance accruals established during the nine months ended January 31, 2011 by segment:

In thousands	For the nine months ended January 31, 2011
Sign Making and Specialty Graphics
Fiscal 2011 severance expenses	$339
Cash payments	(294)
Ending balance at January 31, 2011	$45

Apparel and Industrial
Fiscal 2011 severance expenses	$858
Cash payments	(358)
Ending balance at January 31, 2011	$500

In the fiscal year ended April 30, 2010, the Company recorded restructuring and other expenses that included unpaid severance of $0.9 million as of April 30, 2010.  The following table shows a rollforward of the severance accruals established during the fiscal year ended April 30, 2010 by segment:

In thousands	For the nine months ended January 31, 2011
Sign Making and Specialty Graphics
Balance at April 30, 2010		$231
Cash payments		(231)
Ending balance at January 31, 2011	$	---

Apparel and Industrial
Balance at April 30, 2010		$277
Cash payments		(277)
Ending balance at January 31, 2011	$	---

Corporate
Balance at April 30, 2010		$350
Cash payments		(243)
Ending balance at January 31, 2011		$107

Note 13.  Discontinued Operations

On December 31, 2010, the Company completed the sale (the “Asset Sale”) of substantially all of the assets, properties, rights and interests primarily or solely related to the ophthalmic lens processing unit, the Gerber Coburn Unit, pursuant to the previously reported Asset Purchase Agreement, dated as of December 2, 2010, among the Company, Coburn Technologies, Inc. (the “Buyer”) and Edward G. Jepsen, as Guarantor.  The Gerber Coburn Unit was engaged in the business of designing, manufacturing, marketing and providing computer-integrated lens processing systems to retail outlets, eye-care professionals and independent lens production laboratories and supplying spare parts and consumables and servicing such systems.

The aggregate consideration for the sale consisted of a cash purchase price of $21.0 million for the assets of the Gerber Coburn Unit (the “Purchase Price”), of which $0.4 million was allocated to consideration for transition services to be provided to the Buyer at no charge for the first three months following the sale.  The Buyer also assumed specified liabilities of the Gerber Coburn Unit. The net proceeds of the Asset Sale were approximately $19.3 million, which the Company used to repay the principal amount of loans outstanding under its senior secured revolving credit facility.  The Company recognized a net gain of $0.6 million upon the completion of the sale, net of transaction expenses.

On December 31, 2010, the Company entered into a transition services agreement with the Buyer pursuant to which the Company will provide the Buyer with post-closing administrative and operating support services for specified fees, except for certain services that will be provided free of charge to the Buyer for 90 days after the closing date.  The estimated fair value of the transition services that the Company will provide to the Buyer free of charge is $0.4 million.  In addition, on December 31, 2010, the Buyer agreed to sublease from the Company a manufacturing and office facility in Connecticut.  The sublease has a five-year initial term, with two optional, one-year extensions.  Quarterly rental payments of $0.1 million will be adjusted based on annual CPI increases (but not decreases) beginning on January 1,

2012, but such increases may not exceed four percent in any year.  The expected cash inflows from the transition services agreement and sublease are not expected to be significant as a percentage of the Company’s consolidated results.

Edward G. Jepsen, the chief executive officer and controlling shareholder of the Buyer and a party to the Asset Purchase Agreement, was formerly a director of the Company and most recently a member and chair of the Company’s Audit and Finance Committee and a member of its Management Development and Compensation Committee. As previously reported, upon the execution of the Asset Purchase Agreement, and effective as of December 2, 2010, Mr. Jepsen resigned from the Board of Directors of the Company and all committees of the Board of Directors on which he was then serving.

Alex F. Incera, a former executive officer of the Company and President of the Gerber Coburn Unit, and other executives of the Gerber Coburn Unit have advised the Company that they are shareholders of the Buyer and continue to serve in executive capacities with the Gerber Coburn Unit following the Asset Sale.

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

The Company allocated a portion of its interest expense to discontinued operations, as the proceeds from the sales were required to reduce the Company’s outstanding obligations under its credit facility.  The Company allocated approximately $0.2 million and $0.8 million of interest expense to discontinued operations for the fiscal quarter and nine months ended January 31, 2011, respectively, and allocated $0.3 million and $1.3 million of interest expense to discontinued operations for the fiscal quarter and nine months ended January 31, 2010, respectively.

The following table provides revenue and pretax income (loss) from the Gerber Coburn discontinued operations.  The nine months ended January 31, 2011 included a $16.9 million non-cash goodwill impairment charge:

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Revenue from discontinued operations	$5,877	$9,964	$29,636	$33,751
Pretax income (loss) from discontinued operations	$152	$(16)	$(15,346)	$3,302

The following table provides a summary of the assets and liabilities of the Gerber Coburn discontinued operations that were sold as of December 31, 2010:

In thousands	December 31, 2010
Assets:
Accounts receivable, net	$8,347
Inventories	11,210
Prepaid expenses and other current assets	253
Total current assets	19,810
Property, plant and equipment, net	941
Other assets	985
Total assets	$21,736
Liabilities:
Accounts payable	$2,696
Accrued compensation and benefits	419
Other liabilities	793
Deferred tax liabilities, net	546
Deferred revenue	396
Total liabilities	4,850
Net assets	$16,886

The following table provides revenue and pretax income (loss) from the FOBA discontinued operations:

	For the Fiscal Quarters Ended January 31,				For the Nine Months Ended January 31,
In thousands	2011		2010		2011		2010
Revenue from discontinued operations	$	---	$	---	$	---	$5,973
Pretax (loss) income from discontinued operations		$(97)		$(181)		$(97)	$618

The following table provides revenue and pretax income (loss) from the ND Graphics discontinued operations:

	For the Fiscal Quarters Ended January 31,				For the Nine Months Ended January 31,
In thousands	2011		2010		2011		2010
Revenue from discontinued operations	$	---	$	---	$	---	$13,901
Pretax income (loss) from discontinued operations	$	---		$21		$(74)	$(3,392)

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

The following table provides revenue and pretax income (loss) from the Spandex Poland discontinued operations:

	For the Fiscal Quarters Ended January 31,				For the Nine Months Ended January 31,
In thousands	2011		2010		2011		2010
Revenue from discontinued operations	$	---	$	---	$	---	$1,234
Pretax income (loss) from discontinued operations	$	---		$114	$	---	$(266)

The following table provides revenue and pretax income (loss) from the Spandex New Zealand discontinued operations:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011		2010	2011		2010
Revenue from discontinued operations	$	---	$482	$	---	$1,503
Pretax (loss) income from discontinued operations	$	---	$(10)		$(28)	$15

The following table provides revenue and pretax income (loss) from the Gerber Coburn Australia discontinued operations:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011		2010	2011		2010
Revenue from discontinued operations	$	---	$1,004	$	---	$2,722
Pretax income (loss) from discontinued operations	$	---	$82		$6	$(147)

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

Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010, although early application is permitted. If early adopted during the fiscal year, the guidance is applied retrospectively for the full fiscal year. The Company plans to early adopt these provisions during the fiscal year ending April 30, 2011 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices as a result of adoption.

Note 15.  Subsequent Events

Lease Arrangement

On February 14, 2011, the Company amended its United States master operating lease with its landlord to exchange an owned facility in Tolland, Connecticut for a leased facility in South Windsor, Connecticut.  After the exchange, the Company owns the South Windsor facility and leases the Tolland facility for the same terms and conditions that previously applied to the South Windsor facility.

The exchange of the South Windsor facility for the Tolland facility under the master lease agreement will be accounted for as a non-monetary exchange.  The Tolland facility will remain an asset of the Company with future lease payments recorded on the condensed consolidated balance sheet as a financing obligation, and the South Windsor facility will be accounted for as an asset of approximately $8.9 million, the estimated fair value of the facility.

Credit Agreement Amendment

On March 1, 2011, the Company amended and restated the credit agreement (the “Credit Agreement”) for its revolving credit facility with several financial institutions specified in the Credit Agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  Among other changes, the amendment extended the maturity of the facility to March 1, 2016 from January 31, 2012, modified certain financial covenants as described below, and increased the maximum borrowing capacity to $75.0 million from $60.0 million.

The amendment modified the financial covenant requiring the Company not to exceed a maximum ratio of Total Funded Debt to Consolidated EBITDA by increasing the maximum ratio to 3.25:1 from 3.00:1.  The amendment also modified the Asset Coverage Ratio covenant to require testing on a quarterly basis, rather than monthly, and only if the ratio of Total Funded Debt to Consolidated EBITDA is greater than 2.25:1.

In addition, the amendment modified the definitions of Consolidated EBIT and Consolidated EBITDA for purposes of the foregoing financial covenants, providing the Company with enhanced operating flexibility under the Credit Agreement.  These modifications allow the add-back of certain non-recurring charges, amongst other changes, to the calculations of Consolidated EBIT and Consolidated EBITDA.

The Company incurred fees and related costs in connection with this amendment of approximately $0.6 million, which will be amortized over the remaining term of the agreement.  As a result of this amendment, the Company expects to incur $0.1 million of interest expense associated with the write-off of a portion of previously capitalized deferred financing fees.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless indicated, or unless the context otherwise requires, references in this management’s discussion and analysis to “Gerber” mean Gerber Scientific, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY INFLUENCE FUTURE RESULTS

This management's discussion and analysis contains statements which, to the extent they are not statements of historical or present fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of Gerber, based on assumptions currently believed to be reasonable.  Forward-looking statements can be identified by the use of words such as "believe," "expect," "intend," "foresee," "may," "plan," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.  These forward-looking statements include, among others, statements relating to:

•	expected financial condition, future earnings, levels of growth, or other measures of financial performance, or the future size of market segments or geographic markets;
•	economic conditions;
•	planned cost reductions;
•	future cash flows and uses of cash and debt reduction strategies;
•	prospective product developments and business growth opportunities, as well as product developments by competitors;
•	demand for products and services;
•	methods of and costs associated with potential geographic expansion;
•	regulatory and market developments and the impact of such developments on future operating results;
•	potential impacts from credit market risk;
•	future effective income tax rates;
•	the outcome of contingencies;
•	the availability and cost of raw materials; and
•	pension plan assumptions and future contributions.

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

OVERVIEW

Through its global operations, Gerber develops, manufactures, distributes and services integrated automation equipment and software, as well as related aftermarket supplies, for sign making, specialty graphics, apparel and industrial markets.  Gerber’s strategic focus for fiscal 2011 is to optimize its business portfolio and invest in key growth areas, reduce structural and supply chain expenses, and enhance new product development capability.

Operating results for the nine months ended January 31, 2011 reflected improved economic conditions in most geographic regions, resulting in revenue growth as compared with the same period of fiscal 2010 across each major category of revenue.  Revenue increased $12.7 million, or 12.8 percent, for the third quarter of fiscal 2011 and increased $32.4 million, or 10.7 percent, for the first nine months of fiscal 2011 over the prior year respective periods.  Higher volume, despite the negative impacts of foreign currency translation of $1.8 million and $8.1 million, respectively, drove the overall revenue growth across all segments.  Gerber anticipates that its performance will continue to benefit from volume improvements for the remainder of fiscal year 2011.

Operating income improved $3.2 million and $3.6 million for the fiscal quarter and nine months ended January 31, 2011, respectively, as a result of gross profit improvements, despite restructuring and other expenses of $0.6 million and $3.0

million, respectively.   The gross profit improvements of $7.3 million for the 2011 fiscal quarter and $15.9 million for the fiscal 2011 nine-month period reflected the favorable impact of increased sales volume and cost reduction efforts.  Partially offsetting the benefits of improved gross profit, the prior year third quarter and first nine months of fiscal 2010 included approximately $1.0 million and $4.5 million of savings from temporary cost controls, such as workforce furloughs and other measures, which did not continue in fiscal 2011.  Commission expenses for the 2011 fiscal quarter and fiscal 2011 nine-month period increased by $1.0 million and $2.6 million, respectively, over the prior year respective comparable periods as a result of increased revenue, particularly through distribution channels with higher commission rates.  Gerber incurred incentive compensation expense of approximately $1.4 million for the fiscal quarter ended January 31, 2011 and $2.9 million for the nine months ended January 31, 2011.  There was no incentive compensation expense incurred during fiscal 2010.  Self-insurance expenses were unfavorably impacted by adverse claims experience in fiscal 2011 and increased $1.0 million and $1.5 million for the fiscal quarter and nine months ended January 31, 2011 over the prior year.  Foreign currency translation did not significantly impact operating income for the current fiscal periods as compared with the prior year.

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

On December 31, 2010, consistent with its divestiture strategy, Gerber sold its ophthalmic lens processing net assets for a gross sales price of $21.0 million.  For additional information about the terms of this divestiture, see Note 13 to the condensed consolidated financial statements appearing elsewhere in this report.  In approving the divestiture, Gerber’s Board of Directors and management reviewed Gerber’s portfolio of businesses against a set of strategic criteria and concluded that Gerber was not in a position to maximize the potential of the ophthalmic lens processing business.  The net sales proceeds of approximately $19.3 million were used to reduce Gerber’s outstanding debt.  This management’s discussion and analysis includes the results of Gerber Coburn as discontinued operations.  Certain overhead costs that were previously allocated to Gerber Coburn and not eliminated as a result of the sale are reported as unallocated for segment reporting, and are included in the measurement of operating income.

During the nine months ended January 31, 2011, management realigned the Gerber Innovations, or “GI,” business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility which is primarily used for Apparel and Industrial segment production needs, as well as for other benefits to the GI business from the Apparel and Industrial segment service organization.

To reduce overall expenses, Gerber implemented various cost reduction initiatives during the first nine months of fiscal 2011.  For the nine months ended January 31, 2011, Gerber has realized approximately $6.3 million in cost reductions against a full year target of $7.2 million and anticipates cost reductions of $14.9 million in fiscal 2012.  One of these initiatives was relocating Gerber’s corporate offices to Tolland, Connecticut during the third quarter of fiscal 2011.  On February 14, 2011, Gerber amended its master operating lease with its landlord to exchange an owned facility in Tolland, Connecticut for a leased facility in South Windsor, Connecticut.  After the exchange, Gerber owns the South Windsor facility and leases the Tolland facility for the same terms and conditions that previously applied to the South Windsor facility.  The lease of the Tolland facility is a financing obligation.  This transaction allows Gerber to pursue the sale or leasing of the partially under-utilized facility in South Windsor, Connecticut.  Gerber also subleased one of its properties in Connecticut to Coburn Technologies, Inc.

Gerber reduced its overall debt by $25.0 million from April 30, 2010, by application of the net proceeds from the sale of Gerber Coburn net assets and from operating cash flows.  On March 1, 2011, Gerber executed an amended and restated credit agreement for its revolving credit facility.  The amendment increased the borrowing capacity under the facility to $75 million from $60 million and extended the maturity date to March 1, 2016 from January 31, 2012.

In the following comparisons of Gerber’s operating results, reference to the “fiscal 2011 quarter” means the fiscal quarter ended January 31, 2011, reference to the “fiscal 2010 quarter” means the fiscal quarter ended January 31, 2010, reference to the “fiscal 2011 nine-month period” means the nine months ended January 31, 2011 and reference to the “fiscal 2010 nine-month period” means the nine months ended January 31, 2010.  Unless otherwise noted, all changes identified for the current fiscal period results represent comparisons with results for the prior corresponding fiscal periods.

Revenue

The following table presents revenue by product type for the fiscal 2011 quarter, the fiscal 2010 quarter, the fiscal 2011 nine-month period and the fiscal 2010 nine-month period:

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011	2010	Percent Change	2011	2010	Percent Change
Equipment and software	$35,462	$27,437	29.2%	$97,147	$75,270	29.1%
Aftermarket supplies	62,116	57,494	8.0%	195,290	184,076	6.1%
Service	14,376	14,290	0.6%	43,385	44,097	(1.6%)
Total revenue	$111,954	$99,221	12.8%	$335,822	$303,443	10.7%

Consolidated revenue increased by $12.7 million and $32.4 million for the fiscal 2011 quarter and the fiscal 2011 nine-month period.  Volume improvements contributed to $14.6 million and $39.1 million of the revenue increase for the fiscal 2011 quarter and the fiscal 2011 nine-month period, respectively.  Revenue improvement from equipment sales reflected the positive impact of economic recovery and improved customer confidence levels in Gerber’s markets.  Incremental revenue from the Yunique acquisition, completed in November 2009, was $1.4 million for the fiscal 2011 nine-month period.  Aftermarket revenue improvement reflected higher sales, primarily at Spandex, due to improved economic demand.

Partially offsetting these improvements, foreign currency translation negatively impacted revenue by approximately $1.8 million and $8.1 million for the fiscal 2011 quarter and the fiscal 2011 nine-month period, respectively.  The unfavorable currency impacts primarily resulted from the strengthening of the United States dollar against the euro and pound sterling.  International markets are significant to Gerber’s revenue base, as Gerber generates approximately 75.0 percent of its revenue annually from sales to non-U.S. markets.  Gerber therefore analyzes its results of operations on a constant currency basis, excluding the impact of foreign currency translation.  The impact of foreign currency translation on the operating performance quantified within this management’s discussion and analysis was estimated by comparing average foreign exchange rates for the fiscal 2011 quarter and fiscal 2011 nine-month period with average foreign exchange rates for the fiscal 2010 quarter and fiscal 2010 nine-month period.

Key new product revenue was $6.3 million and $18.6 million for the fiscal 2011 quarter and fiscal 2011 nine-month period, respectively.  Such revenue increased $3.0 million, or 88.8 percent, for the fiscal 2011 quarter and $7.0 million, or 59.9 percent, for the fiscal 2011 nine-month period.  The revenue increase was primarily attributable to the Apparel and Industrial segment, which recorded significant new product revenue from sales of the GERBERcutter® Z7 product during the fiscal 2011 nine-month period, including orders of approximately $2.1 million from one customer.  Other recently launched key new products that contributed to the revenue increase included the Sign Making and Specialty Graphics segment’s GERBER CAT UV inkjet printers and the Apparel and Industrial segment’s GERBERplotter XLp.

Revenue was higher across each geographic region in North America, Europe and the Rest of World for the fiscal 2011 quarter and fiscal 2011 nine-month period.  The improvement in North America included higher aftermarket sales by GSP and increased equipment sales by the Apparel and Industrial segment, and included the significant GERBERcutter® Z7 orders from one customer indicated above.  The improvement in Europe was led by Spandex, despite the negative impact of foreign currency translation.  Spandex reported higher aftermarket and equipment volume.  The Rest of World region includes the Asian marketplace, which has been a strategic focus area for Gerber’s expansion in international markets.  Consolidated revenue generated within greater China increased to $7.3 million from $5.9 million for the fiscal 2011 quarter and increased to $20.5 million from $17.0 million for the fiscal 2011 nine-month period, and was generated primarily by the Apparel and Industrial segment.  Gerber believes that the greater China region represents significant growth opportunities and continues to invest in its infrastructure in China.

Reported backlog is primarily comprised of service contracts that benefit future periods and firm equipment orders.  The backlog improvement shown in the following table, which provides backlog by segment, primarily reflected an increase in equipment backlog from new orders during the fiscal 2011 quarter.

In thousands	January 31, 2011	April 30, 2010
Backlog:
Sign Making and Specialty Graphics	$1,678	$767
Apparel and Industrial	28,086	25,886
	$29,764	$26,653

Gross Profit / Margin

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011	2010	Percent Change	2011	2010	Percent Change
Gross profit	$37,095	$29,763	24.6%	$104,392	$88,502	18.0%
Gross profit margin	33.1%	30.0%		31.1%	29.2%

Gross profit increased $7.3 million and $15.9 million for the fiscal 2011 quarter and fiscal 2011 nine-month period, respectively.  The increase was attributable to benefits from higher aftermarket and equipment sales volume, lower warranty expenses and the impact of cost savings initiatives.  The lower warranty expenses were partially attributable to improved inkjet printer experience.  Gross profit was negatively affected by the absence of temporary cost reductions that were in place during the prior year.  Foreign currency translation during the fiscal 2011 quarter and fiscal 2011 nine-month period negatively impacted gross profit by approximately $0.3 million and $1.6 million, respectively.  Service gross profit was negatively impacted by unfavorable foreign currency translation, the absence of temporary cost reductions that benefited the prior year, and lower volume from software maintenance contracts.  Software maintenance contracts are expected to increase based on higher equipment volumes.

Gerber’s gross profit margin improved 3.1 percentage points and 1.9 percentage points for the fiscal 2011 quarter and fiscal 2011 nine-month period, respectively.  The margin improvement primarily reflected the impact of higher equipment volume and favorable absorption of fixed manufacturing costs as compared with the prior year, cost reduction efforts and decreased warranty expenses.  For the fiscal 2011 nine-month period, increased contribution from software revenue also contributed to the improvement.  The sale of Gerber Coburn’s net assets requires Gerber to replace benefits from the related manufacturing synergies that were realized within the United States manufacturing plant.  To replace these benefits, Gerber began actions in fiscal 2011 to lower its overall cost structure by reducing plant overhead costs and designing existing products with a lower cost structure.  As plans to reduce overhead and other costs are implemented, Gerber may incur future restructuring and other expenses.

Selling, General and Administrative Expenses

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011	2010	Percent Change	2011	2010	Percent Change
Selling, general and administrative expenses	$29,907	$25,288	18.3%	$84,405	$73,863	14.3%
Percentage of revenue	26.7%	25.5%		25.1%	24.3%

Selling, general and administrative expenses, or “SG&A,” increased by $4.6 million and increased as a percentage of revenue for the fiscal 2011 quarter.  The fiscal 2010 quarter included benefits of approximately $1.0 million from temporary cost savings such as workforce furloughs and salary reductions that did not recur in the fiscal 2011 quarter.  The remaining SG&A increase for the fiscal 2011 quarter reflected higher sales commission costs of $1.0 million associated with increased revenue and sales in distribution channels with higher commission rates, higher incentive compensation costs of $1.4 million associated with forecasted fiscal 2011 performance, and higher self-insurance expenses of $1.0 million.  Travel costs associated with implementation of cost savings plans in China also increased.  Partially offsetting these higher costs, defined benefit pension expense decreased by $0.3 million for the fiscal 2011 quarter.  Additionally, foreign currency translation decreased SG&A by approximately $0.4 million for the fiscal 2011 quarter.  Gerber anticipates that SG&A will remain higher throughout fiscal 2011 than in fiscal 2010 as a result of increases in variable sales costs and incentive compensation and the cessation in fiscal 2011 of temporary cost control measures implemented in fiscal 2010.  Gerber expects that its continued focus on reducing structural costs should mitigate the overall increase.

SG&A increased by $10.5 million for the fiscal 2011 nine-month period and increased as a percentage of revenue.  The fiscal 2010 nine-month period included benefits from temporary cost savings of approximately $4.5 million.  The SG&A increase for the fiscal 2011 nine-month period also reflected higher sales commission costs of $2.6 million, incentive compensation costs of $2.9 million, incremental SG&A of $0.9 million from the Yunique acquisition, $1.5 million in higher self-insurance expenses and increased travel costs.  Partially offsetting these items, defined benefit pension expense decreased by $0.8 million for the fiscal 2011 nine-month period.  Additionally, foreign currency translation decreased SG&A by approximately $1.6 million for the fiscal 2011 nine-month period.

Research and Development

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011	2010	Percent Change	2011	2010	Percent Change
Research and development	$4,070	$3,717	9.5%	$11,653	$10,909	6.8%
Percentage of revenue	3.6%	3.7%		3.5%	3.6%

Research and development, or “R&D,” costs increased for the fiscal 2011 nine-month period.  The fiscal 2010 periods benefited from temporary cost reductions.  In fiscal 2011 and fiscal 2010, research and development efforts have been focused on strategic new products and sustaining engineering of existing products, which includes potential design changes to reduce product costs.

Restructuring and Other Expenses

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Restructuring and other expenses	$642	$1,472	$2,977	$2,014

Restructuring and other expenses for the fiscal 2011 nine-month period consisted of $1.2 million of severance costs, $0.2 million of factory-related move costs, $0.8 million of non-cash asset impairment charges and $0.8 million of professional fees to execute business process improvement initiatives.

The Apparel and Industrial segment incurred $0.9 million of severance costs, $0.2 million of factory-related move costs and $0.1 million of non-cash asset impairment charges.  These expenses were primarily associated with the relocation of the Apparel and Industrial’s segment Massachusetts production facility into its Connecticut production facilities, which was substantially complete as of January 31, 2011.  The foregoing severance costs are expected to be paid in full by April 30, 2011.  This facility consolidation plan is expected to result in annual savings of approximately $0.9 million as a result of lower annual rent and other building costs.

The Sign Making and Graphics segment incurred severance charges of $0.3 million during the fiscal 2011 nine-month period, primarily to consolidate its international finance organization.  The severance charges are expected to be paid in full by April 30, 2011.

During the nine months ended January 31, 2011, Gerber evaluated the expected future benefits of several patents as compared with anticipated ongoing patent maintenance fees, elected to abandon several patents and recorded expense of $0.6 million associated with the abandonment.  Corporate unallocated company-wide expenses included the patent asset impairment charges of $0.6 million and professional fees of $0.8 million related to business process improvement initiatives for the fiscal 2011 nine-month period.

In the fiscal 2010 nine-month period, restructuring and other expenses consisted of severance costs of $0.9 million and other professional fees related to business strategic initiatives of $1.1 million.

Gerber may incur additional severance and other expenses as it continues to examine its current organizational structure.

Other Income (Expense), net

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Other income (expense), net	$(376)	$(33)	$(278)	$(1,308)

Other income (expense), net primarily includes investment income, bank fees and foreign currency transaction and translation gains and losses.  Translation gains and losses arise as a result of translating short-term intercompany balances denominated in a different currency.  Foreign currency translation resulted in losses of $0.8 million for the fiscal 2011 quarter as compared with a gain of $0.3 million for the fiscal 2010 quarter.  Partially offsetting the foreign currency translation losses for the fiscal 2011 quarter were transition services income of $0.4 million related to the sale of Gerber Coburn in December 2010 and a $0.3 million reduction in the expected Yunique acquisition earn-out payment.  The earn-out is for a three year period, with annual payouts.

For the fiscal 2011 nine-month period, Gerber reported foreign currency translation losses of $0.1 million as compared with a loss of $0.3 million for the fiscal 2010 nine-month period.  Transition services income of $0.4 million also benefited the fiscal 2011 nine-month period.  Bank service fees were approximately $0.5 million higher for the fiscal 2010 nine-month period.

Interest Expense

	For the Fiscal Quarters Ended January 31,			For the Nine Months Ended January 31,
In thousands	2011	2010	Percent Change	2011	2010	Percent Change
Interest expense	$444	$1,048	(57.6%)	$1,274	$2,256	(43.5%)
Weighted-average credit facility interest rate	5.9%	8.1%		6.5%	7.3%

Interest expense decreased $0.6 million and $1.0 million for the fiscal 2011 quarter and fiscal 2011 nine-month period, respectively.  Interest expense for the fiscal 2011 quarter and fiscal 2011 nine-month period included $0.2 million for the write-off of deferred financing fees associated with Gerber’s amendment to its credit facility in December 2010.  Interest expense for the fiscal 2010 quarter and fiscal 2010 nine-month period included $0.4 million for the write-off of deferred financing fees associated with Gerber’s amendment to its credit facility in November 2009 and the early repayment of $6.0 million principal amount of outstanding Variable Rate Demand Industrial Development Bonds.  The remaining reduction in interest expense was attributable to lower weighted-average interest rates and an overall reduction in revolving credit loan outstanding balances.

The credit facility amendment executed in March 2011 is not expected to significantly impact interest expense, though the new interest rate grid is slightly lower than the previous pricing grid.  As a result of this amendment, Gerber expects to incur $0.1 million of interest expense associated with the write-off of a portion of previously capitalized deferred financing fees.

Income Tax Expense

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
Effective tax rate	32.0%	28.0%	31.6%	71.6%

For the fiscal 2011 quarter and fiscal 2011 nine-month period, Gerber’s effective tax rate from continuing operations differed from the statutory tax rate of 35.0 percent primarily as a result of international tax rate differences which were offset by incremental United States tax on repatriation of foreign earnings.

For the fiscal 2010 quarter, Gerber’s effective tax rate from continuing operations was less than the statutory rate primarily as a result of international tax rate differences and changes in earnings mix.   The effective tax rate for the fiscal 2010 nine-month period benefited from foreign rate differences and the favorable settlement of a foreign tax audit.

As of January 31, 2011, Gerber had net deferred tax assets of approximately $43.7 million, of which approximately $37.7 million related to the United States.  In each tax jurisdiction, deferred tax assets are assessed for realizability based on all evidence available, including historical earnings, projected earnings and tax planning strategies.  In light of its recent losses within the United States, Gerber continues to closely monitor the realizability of the United States deferred tax assets.  As of January 31, 2011, Gerber expected that the recorded net deferred tax assets were fully recoverable.  If future reassessment of the realizability results in management’s determination that it is more likely than not that these assets would not be realized, a valuation reserve would be recorded.

Discontinued Operations

Discontinued operations for the fiscal 2011 nine-month period included a $0.6 million gain on the sale of Gerber Coburn’s net assets and $15.9 million loss on discontinued operations of the Gerber Coburn business.  The loss on discontinued operations included a $16.9 million non-cash goodwill impairment charge.  During the fiscal quarter ended October 31, 2010, Gerber concluded that there was evidence that the fair value of the Ophthalmic Lens Processing reporting unit had decreased below the reporting unit’s book value as a result of the potential sales process for the Ophthalmic Lens Processing segment assets and therefore performed an interim goodwill impairment test.  The results of the first step of the goodwill impairment test as of October 31, 2010 indicated potential impairment, as the fair value of the reporting unit was less than the book value.  The primary measure of fair value was the purchase price offered in a letter of intent for sale of the assets that was being considered by Gerber.  The second step of the impairment test was performed to determine the potential impairment loss.  The second step of the goodwill impairment test required Gerber to calculate the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of that reporting unit, including unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  As a result of that test, there was no excess fair value to allocate to goodwill.  Therefore, Gerber recorded a $16.9 million goodwill impairment charge during the fiscal quarter ended October 31, 2010.

The gain on sale of Gerber Coburn’s net assets was partially offset by the establishment of a $1.8 million net restructuring accrual for the adverse impact of future contractual lease payments under an operating lease associated with a facility that is being subleased by Coburn Technologies, Inc.

The remaining discontinued operations activity in the fiscal 2011 nine-month period primarily related to changes in estimated expenses incurred in fiscal 2010 associated with the discontinued operations of FOBA Technology + Services GmbH, or “FOBA,” ND Graphics, Gerber Coburn Australia and Spandex New Zealand.

Discontinued operations in the fiscal 2010 quarter and fiscal 2010 nine-month period included the historical results of Gerber Coburn.  Also included in discontinued operations in the fiscal 2010 quarter and nine-month period were results for FOBA, ND Graphics, Spandex Poland, Spandex New Zealand and Gerber Coburn Australia, all of which became discontinued operations during fiscal 2010.

Gerber allocated interest expense to discontinued operations in fiscal 2011 and 2010, as proceeds from the sale of Gerber Coburn, FOBA and ND Graphics were required to reduce the outstanding credit facility obligation.  Gerber allocated interest expense to discontinued operations of approximately $0.2 million for the fiscal 2011 quarter, $0.8 million for the fiscal 2011 nine-month period, $0.3 million for the fiscal 2010 quarter and $1.3 million for the fiscal 2010 nine-month period.

SEGMENT REVIEW

Gerber is a leading worldwide provider of equipment, software and related services in the sign making, specialty graphics, packaging, apparel and industrial markets.  Subsequent to the sale of Gerber Coburn’s net assets, Gerber’s operations are classified into two reportable operating segments:  Sign Making and Specialty Graphics and Apparel and Industrial.  The Sign Making and Specialty Graphics reportable operating segment is comprised of the Gerber Scientific Products and Spandex business units.  During the nine months ended January 31, 2011, management realigned the GI business under the Apparel and Industrial segment and reclassified all segment reporting of GI from the Gerber Scientific Products business unit of the Sign Making and Specialty Graphics segment to the Apparel and Industrial segment.  The management realignment of the GI business was executed for expected synergies from the integration of GI manufacturing into a Connecticut manufacturing facility, which is primarily used for Apparel and Industrial segment production needs, as well as for other benefits to the GI business from the Apparel and Industrial segment service organization.

The Unallocated expenses included in segment operating income represent overhead costs previously allocated to the Ophthalmic Lens Processing segment.  Gerber Coburn’s net assets, sold on December 31, 2010, were historically included in the Ophthalmic Lens Processing segment.  The disclosures do not reflect any adjustments for planned overhead and administrative expense reductions arising as a result of the asset sale.

Corporate operating expenses include expenses of the corporate general management, legal, finance and internal audit staffs and public company compliance costs.  Corporate unallocated company-wide expenses include company-wide stock-based compensation costs, strategic expenses, incentive compensation costs, insurance costs, pension expense for the U.S. frozen defined benefit plans, and asset impairment charges.

Operating Segment	Principal Business
Sign Making and Specialty Graphics	Gerber Scientific Products ("GSP") and Spandex
Apparel and Industrial	Gerber Technology, Virtek and Gerber Innovations

Sign Making and Specialty Graphics

	For the Fiscal Quarters Ended January 31,
	2011			2010
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$8,703	$53,548	$62,251	$7,014	$49,785	$56,799
Operating (loss) income	$(727)	$4,126	$3,399	$(2,112)	$2,727	$615

	For the Nine Months Ended January 31,
	2011			2010
In thousands	GSP	Spandex	Total	GSP	Spandex	Total
Revenue	$29,266	$164,291	$193,557	$27,157	$157,591	$184,748
Operating (loss) income	$(3,120)	$13,128	$10,008	$(3,990)	$9,230	$5,240

Segment revenue increased $5.5 million, or 9.6 percent, for the fiscal 2011 quarter.  Segment revenue increased $8.8 million, or 4.8 percent, for the fiscal 2011 nine-month period.  The increase was driven by improved sales volume in aftermarkets and increased equipment revenue from both business units.  The increase was believed to be a result of improving economic conditions, favoring both equipment and aftermarket revenue in most geographic regions.  The aftermarket growth at Spandex was across all product lines, with the most significant growth from digital materials.  Equipment growth at Spandex was primarily from sales of solvent inkjet printers.  Partially offsetting Spandex’s sales volume improvements, foreign currency translation negatively impacted revenue by approximately $1.5 million for the fiscal 2011 quarter and $6.5 million for the fiscal 2011 nine-month period.  GSP’s improved performance reflected increased equipment and aftermarket sales from improved economic conditions.  Though conditions improved, the United States market remains very competitive within sign making and specialty graphics products and restricted credit availability continues to adversely affect demand by some end-use customers.  During the first quarter of fiscal 2011, GSP launched the GERBER CAT UV inkjet printer and revenue for the fiscal 2011 nine-month period included $2.8 million from sales of the GERBER CAT UV inkjet printer.  This product is expected to offer improved performance and reliability in the wide-format UV inkjet product line.  GSP invested in several marketing initiatives in fiscal 2011 to facilitate sales growth, including road shows to demonstrate the capabilities of its products, and believes these efforts have contributed to increased revenue.

This segment reported improved profitability.  Spandex reported improved profitability as a result of gross profit contribution from improved sales volume, cost control of freight and other distribution expenses, and $0.5 million of higher supplier rebates.  Gross profit increases were partially offset by higher sales commissions and related variable sales costs associated with higher revenue and foreign currency translation.  Spandex also incurred $0.3 million of severance costs in the fiscal 2011 nine-month period in connection with the implementation of finance organizational changes.  GSP’s operating loss was attributable to low equipment volumes that resulted in unfavorable absorption of factory overhead costs and the absence of cost savings that were implemented during the fiscal 2010 quarter and fiscal 2010 nine-month period.  Despite reporting an operating loss, costs associated with Solara ion warranty-related field issues decreased and revenue volumes improved during the fiscal 2011 quarter and fiscal 2011 nine-month period, which mitigated the extent of the operating loss.  Gerber believes it has identified the warranty-related issues and has focused efforts on resolving the issues through its product improvement program, which includes qualifying aftermarket materials that are compatible with its cationic inkjet printers.

The GSP reporting unit’s goodwill asset was $5.9 million as of January 31, 2011.  Gerber reviews the value of goodwill for impairment annually during its fourth quarter or when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In connection with the GI business unit transfer to the Apparel and Industrial reporting unit from the GSP reporting unit, Gerber conducted a goodwill impairment test for the remaining GSP business during the first quarter of fiscal 2011.  The identification and measurement of goodwill impairment involves an estimation of the fair value of the reporting units, using assumptions that could affect whether an impairment charge is recognized and the amount of any such charge.  Significant assumptions include inputs into discounted cash flow analysis that are used for measuring fair value such as future sales, new product launches and expense levels.  As of July 31, 2010, GSP’s goodwill was not impaired and there was a $6.8 million fair value excess over the book value.  If there is a significant decline in projected results of new product launches, a goodwill impairment charge may be required in future periods.  The extent of the potential goodwill impairment charge will be based upon the facts, circumstances and estimates in existence at the time of the goodwill impairment analysis.

Apparel and Industrial

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Revenue	$49,703	$42,610	$142,275	$119,667
Segment operating income	$6,338	$4,712	$14,972	$13,481

Segment revenue for the fiscal 2011 quarter and fiscal 2011 nine-month period increased $7.1 million, or 16.6 percent, and $22.6 million, or 18.9 percent, respectively.  End-user market demand within apparel markets increased during the fourth fiscal quarter of fiscal 2010 and continued into the fiscal 2011 nine-month period, resulting in higher equipment sales.  Economic recovery and pent up consumer demand accounted for the majority of the revenue increase, although revenue from a November 2009 acquisition contributed $1.4 million of incremental revenue to the fiscal 2011 nine-month period.  Key new product revenue increased $1.8 million and $6.9 million for the fiscal 2011 quarter and fiscal 2011 nine-month period, respectively, and included increased sales of the GERBERcutter®Z7, which included significant orders from one customer of $2.1 million in the fiscal 2011 nine-month period.  Segment revenue in greater China was $7.2 million for the fiscal 2011 quarter, an increase of $1.3 million, and $20.2 million for the fiscal 2011 nine-month period, an increase of $3.2 million.  The recent introduction of the GERBERplotter XLp, which offers competitive pricing and low-cost ownership without sacrificing productivity or performance, has been well received in Asia and other markets.  Partially offsetting these improvements, foreign currency translation negatively impacted segment revenue by approximately $0.4 million and $1.6 million for the fiscal 2011 quarter and fiscal 2011 nine-month period, respectively.

Segment operating profit for the fiscal 2011 quarter increased by $1.6 million and for the fiscal 2011 nine-month period increased by $1.5 million.  The growth was attributable to gross profit improvements from increased revenue volume, despite the benefits in the fiscal 2010 quarter and fiscal 2010 nine-month period from certain temporary cost saving actions that were not continued in fiscal 2011.  Restructuring and other expenses of $0.1 million for the fiscal 2011 quarter and $1.2 million for the fiscal 2011 nine-month period were incurred primarily in connection with the Massachusetts relocation of the GI business to existing Connecticut facilities.  Self-insurance expense of $0.3 million also negatively impacted the fiscal 2011 nine-month period.   Commissions and travel-related expenses associated with increased revenue volume and travel to Asia for implementation of cost savings initiatives also contributed to the increase in such expense.  Some of these initiatives in Asia are focused on shifting Asian manufacturing to lower cost regions.

Unallocated Expenses

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Unallocated expenses	$492	$646	$1,935	$1,981

Unallocated expenses represent shared overhead costs that were previously allocated to the Ophthalmic Lens Processing segment and remained with Gerber following the sale of Gerber Coburn’s assets.  Gerber is implementing cost control measures to mitigate these costs in fiscal 2012 and any remaining costs that are not mitigated will be absorbed by the remaining business units in fiscal 2012.

Corporate Expenses

	For the Fiscal Quarters Ended January 31,		For the Nine Months Ended January 31,
In thousands	2011	2010	2011	2010
Corporate operating expenses	$2,203	$2,176	$6,527	$6,910
Unallocated company-wide expenses	4,566	3,219	11,161	8,114
Operating expenses	$6,769	$5,395	$17,688	$15,024

Corporate operating expenses include expenses of the corporate general management, legal, finance and internal audit staffs and public company compliance costs.  Corporate unallocated company-wide expenses include company-wide stock-based compensation costs, strategic expenses, incentive compensation costs, insurance costs, pension expense for the U.S. frozen defined benefit plans, and asset impairment charges.

Core corporate operating expenses remained consistent with the prior year comparable periods, with a slight decrease for the fiscal 2011 nine-month period resulting from the impact of fiscal 2010 workforce reductions.

Unallocated company-wide expenses increased by $1.3 million for the fiscal 2011 quarter primarily as a result of approximately $1.0 million of higher self-insurance expenses caused by unfavorable claims experience and incentive compensation expense of $1.3 million, and was partially offset by lower pension plan expenses of $0.3 million, lower professional fees related to company-wide strategic initiatives of $0.3 million and lower severance expense of $0.3 million.

Unallocated company-wide expenses increased by $3.0 million for the fiscal 2011 nine-month period primarily as a result of approximately $1.3 million of higher self-insurance expenses caused by unfavorable claims experience, incentive compensation expense of $2.7 million, and patent impairment charges of $0.6 million.  These higher costs were partially offset by lower pension plan expenses of $0.8 million, lower severance costs of $0.5 million and lower professional fees related to company-wide strategic initiatives of $0.3 million.  The patent impairment charges resulted from Gerber’s evaluation during the fiscal 2011 nine-month period of the expected future benefits of several patents as compared with anticipated ongoing patent maintenance fees and elected to abandon several patents.  The lower pension plan expenses should continue to benefit fiscal 2011 results throughout the remainder of the fiscal year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Gerber's primary sources of liquidity are internally generated cash flows from operations and available borrowings under the company's senior secured revolving credit facility, which was amended and restated on March 1, 2011.  These sources of liquidity are subject to all of the risks of Gerber's business, including those described in Item 1A. "Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended April 30, 2010.  These sources of liquidity could be adversely affected by, among other factors, a decrease in demand for Gerber's products, charges that may be required because of changes in market conditions or other costs of doing business, delayed product introductions or adverse changes to availability of funds.

Adverse conditions in the credit and financial markets have reduced liquidity and credit availability and increased volatility in prices of securities across most markets.  Gerber performed an assessment of this difficult financial environment and challenging global credit market situation and its potential impacts to its operations as of April 30,

2010 and updated the assessment through March 7, 2011.   As a result of credit markets impact on revenue, Gerber has taken measures to control costs in order to partially offset the impact of further revenue declines on its results of operations and cash flows from operations.  Gerber amended and restated its credit agreement with its lenders on March 1, 2011 which, among other changes, increased Gerber’s borrowing capacity from $60.0 million to $75.0 million and extended the maturity of the facility from January 31, 2012 to March 1, 2016.  After assessing the consequences of this difficult financial environment, though the duration and extent of future market turmoil cannot be predicted, Gerber does not currently expect that the credit market conditions will have a significant negative impact on its liquidity, financial position or operations in fiscal 2011 as compared with fiscal 2010.

As of January 31, 2011, cash balances were $11.2 million and net debt was $8.8 million.  Gerber believes that cash on hand, cash flows from operations and borrowings expected to be available under the revolving credit facility will enable Gerber to meet its ongoing cash requirements for at least the next 12 months.  After this period, Gerber may require additional capital for investment in its business.  The amount and timing of any additional investment will depend on the anticipated demand for Gerber's products, the availability of funds and other factors.  During the fiscal quarter ended July 31, 2009, Gerber filed a shelf registration statement for $35.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights and units that Gerber may offer and sell during the three-year effective period of the shelf registration.  No securities had been sold pursuant to the shelf registration as of January 31, 2011.

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

The following table provides information about Gerber's capitalization as of the dates indicated:

In thousands except ratio amounts	January 31, 2011	April 30, 2010
Cash and cash equivalents	$11,206	$11,305
Working capital	$64,999	$76,549
Total debt	$20,000	$45,000
Net debt (total debt less cash and cash equivalents)	$8,794	$33,695
Shareholders' equity	$150,825	$158,206
Total capital (net debt plus shareholders' equity)	$159,619	$191,901
Current ratio	1.78:1	1.85:1
Net debt-to-total capital ratio	5.5%	17.6%

Cash Flows

The following table provides information about Gerber’s cash flows as of the dates indicated:

	For the Nine Months Ended January 31,
In thousands	2011	2010
Cash flows provided by operating activities	$11,795	$19,478
Cash flows provided by investing activities	$15,747	$5,299
Cash flows used in financing activities	$(26,308)	$(28,256)

Gerber generated $11.8 million in cash from operating activities during the fiscal 2011 nine-month period primarily from operating income and accounts receivable collections, offset by a reduction in accounts payable and an investment in inventories.  The inventories investment was primarily as a result of planned purchases at Spandex to achieve certain supplier incentive rebates.  Gerber generated $19.5 million in cash from operating activities during the fiscal 2010 nine-month period primarily from operating income and accounts receivable collections.

Gerber generated $15.7 million in cash for investing activities in the fiscal 2011 nine-month period primarily from net proceeds from the sale of Gerber Coburn, offset by $3.6 million for capital expenditures.  Total fiscal 2011 capital expenditures are expected to be approximately $6.0 million to $8.0 million.  Gerber generated $5.3 million of cash from investing activities in the fiscal 2010 nine-month period primarily related to the sale of FOBA and ND Graphics.  Offsetting these proceeds, Gerber used cash for investing activities in the fiscal 2010 nine-month period on capital expenditures of $3.2 million and business acquisitions of $3.5 million, which represented the purchase of Yunique and scheduled payments to the former owners of the Data Technology and Gamma businesses in accordance with the terms of the purchase agreements for the acquisitions of those businesses.

Borrowings under Gerber’s credit facility are the primary sources of cash flows provided by financing activities and repayments of debt constitute the primary use of cash flows from financing activities.  Net repayments were $25.3 million during the fiscal 2011 nine-month period, of which $19.3 million consisted of net proceeds from the Gerber Coburn asset sale.  Net repayments of $27.6 million during the fiscal 2010 nine-month period were directly related to the sale of FOBA and ND Graphics.

Financial Condition

As of January 31, 2011, compared to April 30, 2010, the United States dollar weakened against the euro, the pound sterling, the Australian and Canadian dollar, which resulted in higher translated euro, pound sterling, Australian and Canadian dollar-denominated assets and liabilities.  The most significant portion of Gerber’s international assets and liabilities are denominated in the euro.  The Condensed Consolidated Balance Sheet as of April 30, 2010 included assets and liabilities associated with Gerber Coburn, which were sold on December 31, 2010.

Net accounts receivable decreased to $66.4 million as of January 31, 2011 from $80.9 million as of April 30, 2010.  This decrease was primarily attributable to the sale of Gerber Coburn’s assets and strong collections, and was partially offset by foreign currency translation.  Days sales outstanding in ending accounts receivable improved to 53 days as of January 31, 2011 from 60 days as of April 30, 2010.

Inventories decreased to $56.0 million as of January 31, 2011 from $59.8 million as of April 30, 2010.  The decrease was primarily attributable to the sale of Gerber Coburn’s assets and was partially offset by an increase at Spandex and foreign currency translation.  The increase in Spandex inventories was primarily as a result of planned purchases to achieve certain supplier incentive rebates.  Inventory turnover was 5.1 times annually as of January 31, 2011 and 5.5 times annually as of April 30, 2010.

Prepaid expenses and other current assets increased to $4.9 million as of January 31, 2011 from $4.7 million as of April 30, 2010, primarily reflecting payments to vendors, including insurance policies and property taxes paid at the beginning of the fiscal year that are amortized during the fiscal year.

Property, plant and equipment, net decreased to $30.9 million from $32.2 million primarily as a result of the sale of Gerber Coburn’s assets and depreciation expense of $4.6 million, offset by capital expenditures of $3.6 million and foreign currency translation.

Goodwill decreased to $68.2 million as of January 31, 2011 from $83.7 million as of April 30, 2010, as a result of goodwill impairment of the Ophthalmic Lens Processing reporting unit during the second quarter of fiscal 2011, and was partially offset by the impact of foreign currency translation.

Other assets decreased to $17.6 million as of January 31, 2011 from $20.8 million as of April 30, 2010, which primarily reflected the performance of Gerber’s rabbi trust assets and benefit payments, the write-off of deferred financing fees associated with the fourth amendment, and normal amortization of deferred financing fees.

Accounts payable and other liabilities decreased to $71.4 million as of January 31, 2011 from $77.3 million as of April 30, 2010, primarily as a result of the sale of Gerber Coburn’s liabilities and the timing of payments to vendors.  The impact of foreign currency translation and the $2.9 million incentive compensation accrual partially offset the decrease.  Days purchases outstanding in accounts payable was 37 days as of January 31, 2011 and 41 days as of April 30, 2010.

Long-term Debt

On March 1, 2011, Gerber amended and restated the credit agreement, or the "Credit Agreement", for its revolving credit facility with several financial institutions specified in the Credit Agreement and RBS Citizens, N.A., in its capacity as administrative agent for the lenders.  Among other changes, the amendment extended the maturity of the facility to March 1, 2016 from January 31, 2012, modified certain financial covenants as described below and increased the maximum borrowing capacity to $75.0 million from $60.0 million.

The amendment modified the financial covenant requiring Gerber not to exceed a maximum ratio of Total Funded Debt to Consolidated EBITDA by increasing the maximum ratio to 3.25:1 from 3.00:1.  The amendment also modified the Asset Coverage Ratio covenant to require testing on a quarterly basis, rather than monthly, and only if the ratio of Total Funded Debt to Consolidated EBITDA is greater than 2.25:1.

In addition, the amendment modified the definitions of Consolidated EBIT and Consolidated EBITDA, for purposes of the foregoing financial covenants, providing Gerber with enhanced operating flexibility under the Credit Agreement.  These modifications allow the add-back of certain non-recurring charges, amongst other changes, to the calculations of Consolidated EBIT and Consolidated EBITDA.

Gerber incurred fees and related costs in connection with this amendment of approximately $0.6 million, which will be amortized over the remaining term of the agreement.  As a result of this amendment, Gerber expects to incur $0.1 million of interest expense associated with the write-off of a portion of previously capitalized deferred financing fees.

Gerber's future compliance with the financial covenants under the credit agreement depends primarily on its success in generating sufficient operating cash flows, which could be adversely affected by various economic, financial and industrial factors.

Gerber was in compliance with its financial covenants, as amended, as of January 31, 2011, as shown in the following table:

Covenant	Requirement	Actual as of January 31, 2011
Total Funded Debt to Consolidated EBITDA	Less than 3.25:1	1.01:1
Consolidated EBIT to Consolidated Interest Expense	Greater than 3.00:1	12.52:1

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13.  ASU 2009-13 amends the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will also be required to provide information about Gerber’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and performance within arrangements. ASU 2009-13 also requires information to be provided about significant judgments made, changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.

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

Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010, although early application is permitted. If early adopted during the fiscal year, the guidance is applied retrospectively for the full fiscal year. Gerber plans to early adopt these provisions during fiscal 2011 using the prospective adoption methodology and does not anticipate a significant change to its current revenue recognition accounting practices as a result of adoption.

OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

As a result of the sale of Gerber Coburn’s net assets, Gerber was required to reduce its outstanding debt with the net proceeds of approximately $19.3 million.  There were no other material changes to Gerber’s cash obligations or commercial commitments from those disclosed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported.  Actual results could differ from management's estimates.  Gerber described the critical accounting estimates that require management's most difficult, subjective, or complex judgments in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010. There were no material changes to Gerber’s critical accounting estimates during the nine months ended January 31, 2011 from those previously disclosed in Gerber’s Annual Report on Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures for Gerber during the first nine months of fiscal 2011 from those disclosed under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gerber’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Gerber’s disclosure controls and procedures as of January 31, 2011.  Based upon that evaluation, Gerber’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in Gerber’s internal control over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or that are reasonably likely to materially affect, Gerber’s internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Gerber’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause its actual results to vary materially from recent results or from anticipated future results. No material changes have occurred in Gerber’s risk factors during the first nine months of fiscal 2011 from those disclosed under Item 1A. "Risk Factors," presented in Gerber’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Gerber’s purchases of its common stock during the fiscal quarter ended January 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2010 – November 30, 2010	---	$	---	Not applicable	Not applicable
December 1, 2010 – December 31, 2010 (1)	23,729		7.77	Not applicable	Not applicable
January 1, 2011 – January 31, 2011	---		---	Not applicable	Not applicable
	23,729		$7.77	Not applicable	Not applicable

(1)  Represents shares withheld by, or delivered to, Gerber pursuant to provisions in agreements with recipients of restricted stock granted under Gerber’s stock incentive plan allowing Gerber to withhold, or the recipient to deliver to Gerber, the number of shares having the fair value equal to tax withholding due.

ITEM 5.     OTHER INFORMATION

Credit Agreement Amendment

On March 1, 2011, Gerber Scientific, Inc. (the “Company”) completed a refinancing of its senior secured credit facility by amending and restating its credit agreement (the “Credit Agreement”), among the Company, certain subsidiaries of the Company, Bank of America, N.A. and HSBC Bank USA, National Association, as lenders, Sovereign Bank as documentation agent and lender, and RBS Citizens, N.A. as lender, lead arranger, bookrunner and administrative agent.  The Credit Agreement borrowing capacity was increased to $75.0 million from $60.0 million, of which up to $75.0 million may be revolving credit loans.  In addition, the Company may elect, subject to compliance with specified conditions, to solicit the lenders under the Credit Agreement to increase by up to $25.0 million the total principal amount of borrowings available under the Credit Facility.  Loans under the Credit Agreement may be repaid or reborrowed on a revolving basis.  Immediately after the amendment, there was $22.5 million revolving loans outstanding.

All amounts outstanding under the Credit Facility will be payable on the maturity date of March 1, 2016.

The amendment modified the financial covenant requiring the Company not to exceed a maximum ratio of Total Funded Debt to Consolidated EBITDA by increasing the maximum ratio to 3.25:1 from 3.00:1.  The amendment also modified the Asset Coverage Ratio covenant to require testing on a quarterly basis and only if the ratio of Total Funded Debt to Consolidated EBITDA is greater than 2.25:1.

In addition, the amendment modified the definitions of Consolidated EBIT and Consolidated EBITDA, for purposes of the foregoing financial covenants, providing the Company with enhanced operating flexibility under the Credit Agreement.  These modifications allow the add-back of certain non-recurring charges, amongst other changes, to the calculations of Consolidated EBIT and Consolidated EBITDA.

The Company has the option to select interest rates in respect of the loans under the Credit Agreement based upon either the Base Rate or the LIBOR Rate.  Depending upon the Company’s ratio of Total Funded Debt to Consolidated EBITDA, interest accrues at rates ranging from 87.5 basis points to 200.0 basis points per annum above the Base Rate and 187.5 basis points to 300.0 basis points per annum above the LIBOR Rate on loans accruing interest at such respective rates.

Borrowings under the Credit Agreement are guaranteed by certain domestic and foreign subsidiaries of the Company (collectively, the “Guarantors”) and are secured by a first-lien security interest on substantially all of the assets of the Company and the Guarantors.

The Credit Agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the following: capital expenditures, indebtedness, liens, investments, asset dispositions, guaranties, certain restricted payments, limitations on subsidiary distributions, fundamental changes and certain acquisitions, affiliate transactions, modifications of constituent documents, sale/leasebacks and accounting changes.

The Credit Agreement also contains customary events of default, including without limitation, failure to make certain payments when due, materially false or misleading representations and warranties, breach of covenants, events of bankruptcy, certain judgments, default on other indebtedness, and changes in control with respect to the Company.

ITEM 6.     EXHIBITS

Gerber herewith files the following exhibits:

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of December 2, 2010, among Gerber Scientific International, Inc., Coburn Technologies, Inc. and Edward G. Jepsen (incorporated herein by reference to Exhibit 2.1 to Gerber Scientific, Inc.’s Current Report on Form 8-K filed on December 2, 2010).

10.1
Consent and Fourth Amendment to Credit Agreement, dated as of December 1, 2010, among the Company, certain subsidiaries of the Company, Bank of America, N.A. and HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., Merrill Lynch Capital Corporation, Sovereign Bank, and RBS Citizens, N.A. as lead arranger, filed herewith.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of March 1, 2011, among the Company, certain subsidiaries of the Company, Bank of America, N.A. and HSBC Bank USA, National Association, as lenders, Sovereign Bank as lender and documentation agent, and RBS Citizens, N.A. as lender, lead arranger, bookrunner and administrative agent, filed herewith.

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

GERBER SCIENTIFIC, INC.
March 7, 2011	By:	/s/ Michael R. Elia
Michael R. Elia Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

GERBER SCIENTIFIC, INC.
Exhibit Index

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of December 2, 2010, among Gerber Scientific International, Inc., Coburn Technologies, Inc. and Edward G. Jepsen (incorporated herein by reference to Exhibit 2.1 to Gerber Scientific, Inc.’s Current Report on Form 8-K filed on December 2, 2010).

10.1
Consent and Fourth Amendment to Credit Agreement, dated as of December 1, 2010, among the Company, certain subsidiaries of the Company, Bank of America, N.A. and HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., Merrill Lynch Capital Corporation, Sovereign Bank, and RBS Citizens, N.A. as lead arranger, filed herewith.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of March 1, 2011, among the Company, certain subsidiaries of the Company, Bank of America, N.A. and HSBC Bank USA, National Association as lenders, Sovereign Bank as lender and documentation agent, and RBS Citizens, N.A. as lender, lead arranger, bookrunner and administrative agent, filed herewith.

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